Form 10-K
period 2016-12-31
AGCO CORP /DE
filed 2017-02-28
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
For the fiscal year ended December 31, 2016
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
The aggregate market value of AGCO Corporation’s Common Stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2016 was approximately $3.2 billion. For this purpose, directors and officers and the entities that they control have been assumed to be affiliates. As of February 24, 2017, 79,449,334 shares of AGCO Corporation’s Common Stock were outstanding.
AGCO Corporation is a large accelerated filer and is not a shell company.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of AGCO Corporation’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.        Business

AGCO Corporation (“AGCO,” “we,” “us,” or the “Company”) was incorporated in Delaware in April 1991. Our executive offices are located at 4205 River Green Parkway, Duluth, Georgia 30096, and our telephone number is (770) 813-9200. Unless otherwise indicated, all references in this Form 10-K to the Company include our subsidiaries.

General

We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment, seeding and tillage equipment, implements, and grain storage and protein production systems. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brands, including Challenger®, Fendt®, GSI®, Massey Ferguson® and Valtra®. We distribute most of our products through over 3,000 independent dealers and distributors in more than 150 countries. In addition, we also provide retail and wholesale financing through our finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., which we refer to as “Rabobank.”

Products

The following table sets forth a description of the Company’s products and their percentage of net sales:

			Percentage of Net Sales
Product		Product Description	2016	2015	2014
Tractors	•	High horsepower tractors (100 to 600 horsepower); typically used on larger farms, primarily for row crop production	57%	57%	57%
	•	Utility tractors (40 to 100 horsepower); typically used on small- and medium-sized farms and in specialty agricultural industries, including dairy, livestock, orchards and vineyards
	•	Compact tractors (under 40 horsepower); typically used on small farms and specialty agricultural industries, as well as for landscaping and residential uses
Replacement Parts	•	Replacement parts for all of the products we sell, including products no longer in production. Most of our products can be economically maintained with parts and service for a period of ten to 20 years. Our parts inventories are maintained and distributed through a network of master and regional warehouses throughout North America, South America, Europe, Africa and Australia in order to provide timely response to customer demand for replacement parts	16%	16%	14%
Grain Storage and Protein Production Systems	•	Grain storage bins and related drying and handling equipment systems; seed-processing systems; swine and poultry feed storage and delivery, ventilation and watering systems; and egg production systems and broiler production equipment	12%	10%	9%
Hay Tools and Forage Equipment, Implements & Other Equipment	•	Round and rectangular balers, self-propelled windrowers, forage harvesters, disc mowers, spreaders, rakes, tedders, and mower conditioners; used for the harvesting and packaging of vegetative feeds used in the cattle, dairy, horse and renewable fuel industries	7%	9%	9%
	•
Implements, including disc harrows, which cut through crop residue, leveling seed beds and mixing chemicals with the soils; heavy tillage, which break up soil and mix crop residue into topsoil, with or without prior discing; field cultivators, which prepare a smooth seed bed and destroy weeds; and drills, which are primarily used for small grain seeding

	•	Planters; used to apply fertilizer and plant seeds in the field, typically used in row crop seeding
	•	Other equipment, including loaders; used for a variety of tasks, including lifting and transporting hay crops
Combines	•	Combines, sold with a variety of threshing technologies and complemented by a variety of crop-harvesting heads; typically used in harvesting grain crops such as corn, wheat, soybeans and rice	4%	4%	6%
Application Equipment	•	Self-propelled, three- and four-wheeled vehicles and related equipment; for use in the application of liquid and dry fertilizers and crop protection chemicals both prior to planting crops (“pre-emergence”) and after crops emerge from the ground (“post-emergence”)	4%	4%	5%

Marketing and Distribution

We distribute products primarily through a network of independent dealers and distributors. Our dealers are responsible for retail sales of equipment to end users and after-sales service and support. Our distributors may sell our products through networks of dealers supported by the distributors, and our distributors also may directly market our products and provide customer service support. Our sales are not dependent on any specific dealer, distributor or group of dealers.

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

	Independent Dealers and Distributors	Percent of Net Sales
Geographical region	2016	2016	2015	2014
Europe	870	53%	51%	49%
North America	1,390	24%	26%	25%
South America	290	12%	13%	17%
Rest of World (1)	500	11%	10%	9%
____________________________________
(1) Consists of approximately 74 countries in Africa, the Middle East, Australia and Asia.

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

We provide our dealers with volume sales incentives, demonstration programs and other advertising support to assist sales. We design our sales programs, including retail financing incentives, and our policies for maintaining parts and service availability with extensive product warranties, to enhance our dealers’ competitive position.

Manufacturing and Suppliers

Manufacturing and Assembly

We manufacture and assemble our products in 47 locations worldwide, including seven locations where we operate joint ventures. Our locations are intended to optimize capacity, technology or local costs. Furthermore, we continue to balance our manufacturing resources with externally-sourced machinery, components and replacement parts to enable us to better control inventory and our supply of components. We believe that our manufacturing facilities are sufficient to meet our needs for the foreseeable future. Please refer to Item 2, “Properties,” where a listing of our principal manufacturing locations is presented.

Our AGCO Power engines division produces diesel engines, gears and generating sets. The diesel engines are manufactured for use in a portion of our tractors, combines and sprayers, and also are sold to third parties. AGCO Power specializes in the manufacturing of off-road engines in the 75 to 600 horsepower range.

Third-Party Suppliers

We externally source some of our machinery, components and replacement parts from third-party suppliers. Our production strategy is intended to optimize our research and development and capital investment requirements and to allow us greater flexibility to respond to changes in market conditions.

We purchase some fully manufactured tractors from Tractors and Farm Equipment Limited (“TAFE”), Carraro S.p.A. and Iseki & Company, Limited. We also purchase other tractors, implements and hay and forage equipment from various third-party suppliers. Refer to “Related Parties” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of our relationship with TAFE. In addition to the purchase of machinery, third-party suppliers supply us with significant components used in our manufacturing operations. We select third-party suppliers that we believe are low cost, high quality and possess the most appropriate technology. We also assist in the development of these products or component parts based upon our own design requirements. Our past experience with outside suppliers generally has been favorable.

Seasonality

Generally, retail sales by dealers to farmers are highly seasonal and are a function of the timing of the planting and harvesting seasons. To the extent practicable, we attempt to ship products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal retail demands on our manufacturing operations and to minimize our investment in inventory. Our financing requirements are subject to variations due to seasonal changes in working capital levels, which typically increase in the first half of the year and then decrease in the second half of the year. The fourth quarter is also typically a period for higher retail sales because of our customers’ year-end tax planning considerations, the increase in the availability of funds from completed harvests and the timing of dealer incentives.

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

We believe several key factors influence a buyer’s choice of farm equipment, including the strength and quality of a company’s dealers, the quality and pricing of products, dealer or brand loyalty, product availability, terms of financing and customer service. See “Marketing and Distribution” for additional information.

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

Wholesale Financing

Primarily in the United States and Canada, we engage in the standard industry practice of providing dealers with floor plan payment terms for their inventories of farm equipment for extended periods generally through our AGCO Finance joint ventures. The terms of our wholesale finance agreements with our dealers vary by region and product line, with fixed payment schedules on all sales, generally ranging from one to 12 months. In the United States and Canada, dealers typically are not required to make an initial down payment, and our terms allow for an interest-free period generally ranging from one to 12 months, depending on the product. Amounts due from sales to dealers in the United States and Canada are immediately due upon a retail sale of the underlying equipment by the dealer, with the exception of sales of grain storage and protein production systems. If not previously paid by the dealer, installment payments generally are required beginning after the interest-free period with the remaining outstanding equipment balance generally due within 12 months after shipment. In limited circumstances, we provide sales terms, and in some cases, interest-free periods that are longer than 12 months for certain products. These typically are specified programs, predominantly in the United States and Canada, where interest is charged after a period of up to 24 months, depending on the year of the sale and the dealer or distributor’s ordering or sales volume during the preceding year. We also provide financing to dealers on used equipment accepted in trade. We obtain a security interest in a majority of the new and used equipment we finance. Sales of grain storage and protein production systems generally are payable within 30 days of shipment.

Typically, sales terms outside the United States and Canada are of a shorter duration, generally ranging from 30 to 180 days. In many cases, we retain a security interest in the equipment sold on extended terms. In certain international markets, our sales are backed by letters of credit or credit insurance.

We have an agreement to permit transferring, on an ongoing basis, a majority of our wholesale receivables in North America, Europe and Brazil to our AGCO Finance joint ventures in the United States, Canada, Europe and Brazil. Upon transfer, the wholesale receivables maintain standard payment terms, including required regular principal payments on amounts outstanding and interest charges at market rates. Qualified dealers may obtain additional financing through our U.S., Canadian, European and Brazilian finance joint ventures at the joint ventures’ discretion. In addition, AGCO Finance joint ventures may provide wholesale financing directly to dealers in Europe, Brazil and Australia.

Retail Financing

Our AGCO Finance joint ventures offer financing to most of the end users of our products. Besides contributing to our overall profitability, the AGCO Finance joint ventures can enhance our sales efforts by tailoring retail finance programs to prevailing market conditions. Our finance joint ventures are located in the United States, Canada, Europe, Brazil, Argentina and Australia and are owned by AGCO and by a wholly-owned subsidiary of Rabobank. Refer to “Finance Joint Ventures” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information.

In addition, Rabobank is the primary lender with respect to our credit facility and our senior term loan, as are more fully described in “Liquidity and Capital Resources” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical relationship with Rabobank has been strong, and we anticipate its continued long-term support of our business.

Intellectual Property

We own and have licenses to the rights under a number of domestic and foreign patents, trademarks, trade names and brand names relating to our products and businesses. We defend our patent, trademark and trade and brand name rights primarily by monitoring competitors’ machines and industry publications and conducting other investigative work. We consider our intellectual property rights, including our right to use our trade and brand names, important in the operation of our businesses. However, we do not believe we are dependent on any single patent, trademark, trade name or group of patents or trademarks, trade names or brand names. We intend to maintain the separate strengths and identities of our core brand names and product lines.

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

Our AGCO Power engine division, which specializes in the manufacturing of non-road engines in the 75 to 750 horsepower range, currently complies with emissions standards and related requirements set by European and U.S. regulatory authorities, including both the United States Environmental Protection Agency and various state authorities. We also are required to comply with other country regulations outside of the United States and Europe. We expect to meet future emissions requirements through the introduction of new technology to our engines and exhaust after-treatment systems, as necessary. In some markets (such as the United States), we must obtain governmental environmental approvals in order to import our products, and these approvals can be difficult or time consuming to obtain or may not be obtainable at all. For example, our AGCO Power engine division and our engine suppliers are subject to air quality standards, and production at our facilities could be impaired if AGCO Power and these suppliers are unable to timely respond to any changes in environmental laws and regulations affecting engine emissions. Compliance with environmental and safety regulations has added, and will continue to add, to the cost of our products and increase the capital-intensive nature of our business.

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

We have manufacturing facilities or other physical presence in approximately 32 countries and sell our products in more than 150 countries. This subjects us to a range of trade, product, foreign exchange, employment, tax and other laws and regulations, in addition to the environmental regulations discussed previously, in a significant number of jurisdictions. Many jurisdictions and a variety of laws regulate the contractual relationships with our dealers. These laws impose substantive standards on the relationships between us and our dealers, including events of default, grounds for termination, non-renewal of dealer contracts and equipment repurchase requirements. Such laws could adversely affect our ability to terminate our dealers.

In addition, each of the jurisdictions within which we operate or sell products has an important interest in the success of its agricultural industry and the consistency of the availability of reasonably priced food sources. These interests result in active political involvement in the agricultural industry, which, in turn, can impact our business in a variety of ways.

Employees

As of December 31, 2016, we employed approximately 19,800 employees, including approximately 4,500 employees in the United States and Canada. A majority of our employees at our manufacturing facilities, both domestic and international, are represented by collective bargaining agreements and union contracts with terms that expire on varying dates. We currently do not expect any significant difficulties in renewing these agreements.

Available Information
Our Internet address is www.agcocorp.com. We make the following reports filed by us available, free of charge, on our website under the heading “SEC Filings” in our website’s “Investors” section:

•	annual reports on Form 10-K;

•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K;

•	proxy statements for the annual meetings of stockholders;

•	reports on Form SD; and

•	Forms 3, 4 and 5

These reports are made available on our website as soon as practicable after they are filed with the Securities and Exchange Commission (“SEC”).
We also provide corporate governance and other information on our website. This information includes:

•
charters for the standing committees of our board of directors, which are available under the heading “Charters of the Committees of the Board” in the “Governance, Committees, & Charters” section of the “Corporate Governance” section of our website located under “Investors,” and

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

Item 1A.    Risk Factors

We make forward-looking statements in this report, in other materials we file with the SEC or otherwise release to the public and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, products, manufacturing facilities, legal proceedings, financial condition, future financial performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs or expectations, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding net sales, industry conditions, currency translation impacts, market demand, farm incomes, weather conditions, commodity prices, general economic conditions, availability of financing, working capital, capital expenditure and debt service requirements, margins, production volumes, cost reduction initiatives, investments in product development, compliance with financial covenants, support of lenders, recovery of amounts under guarantee, uncertain income tax provisions, funding of our pension and postretirement benefit plans, or realization of net deferred tax assets, are forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, among others, those set forth below and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, that could cause actual results to differ materially from our expectations.

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

Our success depends entirely on the vitality of the agricultural industry. Historically, the agricultural industry, including the agricultural equipment business, has been cyclical and subject to a variety of economic and other factors. Sales of agricultural equipment generally are related to the economic health of the agricultural industry, which is affected by farm income, farm input costs, debt levels and land values, all of which reflect levels of commodity prices, acreage planted, crop yields, agricultural product demand, including crops used as renewable energy sources, government policies and government subsidies. Sales also are influenced by economic conditions, interest rate and exchange rate levels, and the availability of retail financing. Trends in the industry, such as farm consolidations, may affect the agricultural equipment market. In addition, weather conditions, such as floods, heat waves or droughts, and pervasive livestock or crop diseases can affect farmers’ buying decisions. Downturns in the agricultural industry due to these or other factors, which could vary by market, are likely to result in decreases in demand for agricultural equipment, which would adversely affect our sales, growth, results of operations and financial condition. Moreover, the unpredictable nature of many of these factors and the resulting volatility in demand make it difficult for us to accurately predict sales and optimize production. This, in turn, can result in higher costs, including inventory carrying costs and underutilized manufacturing capacity. During previous downturns in the farm sector, we experienced significant and prolonged declines in sales and profitability, and we expect our business to remain subject to similar market fluctuations in the future.

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

Most of our sales depend on the availability of retail customers obtaining financing, and any disruption in their ability to obtain financing, whether due to economic downturns or otherwise, will result in the sale of fewer products by us. In addition, the collectability of receivables that are created from our sales, as well as from such retail financing, is critical to our business.

Most retail sales of our products are financed, either by AGCO Finance joint ventures or by a bank or other private lender. Our AGCO Finance joint ventures, which are controlled by Rabobank and are dependent upon Rabobank for financing as well, finance approximately 40% of the retail sales of our tractors and combines in the markets where the joint ventures operate. Any difficulty by Rabobank in continuing to provide that financing, or any business decision by Rabobank as the controlling member not to fund the business or particular aspects of it (for example, a particular country or region) would require the joint ventures to find other sources of financing (which may be difficult to obtain) or would require us to find another source of retail financing for our customers, or our customers would be required to utilize other retail financing providers. As a result of the recent economic downturn, financing for capital equipment purchases generally has became more difficult in certain regions and, in some cases, was expensive to obtain. To the extent that financing is not available, or available only at unattractive prices, our sales would be negatively impacted.

Both AGCO and our AGCO Finance joint ventures have substantial accounts receivable from dealers and retail customers, and we would both be adversely impacted if the collectability of these receivables was not consistent with historical experience. This collectability is dependent on the financial strength of the farm industry, which in turn is dependent upon the general economy and commodity prices, as well as several of the other factors discussed in this “Risk Factors” section. In addition, the AGCO Finance joint ventures may experience credit losses that exceed expectations and adversely affect their financial condition and results of operations. The finance joint ventures may also experience residual value losses that exceed expectations caused by lower pricing for used equipment and higher than expected returns at lease maturity. To the extent that defaults and losses are higher than expected, our equity in the net earnings of the finance joint ventures could be less, which could materially impact our financial results.

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

The rationalization of our manufacturing facilities has at times resulted in, and similar rationalizations or restructurings in the future may result in temporary constraints upon our ability to produce the quantity of products necessary to fill orders and thereby complete sales in a timely manner. In addition, system upgrades at our manufacturing facilities that impact ordering, production scheduling and other related manufacturing processes are complex, and could impact or delay production targets. A prolonged delay in our ability to fill orders on a timely basis could affect customer demand for our products and increase the size of our product inventories, causing future reductions in our manufacturing schedules and adversely affecting our results of operations. Moreover, our continuous development and production of new products often involves the retooling of existing manufacturing facilities. This retooling may limit our production capacity at certain times in the future, which could adversely affect our results of operations and financial condition. In addition, the expansion and reconfiguration of existing manufacturing facilities, as well as the start up of new manufacturing operations in emerging markets, such as China and Russia, could increase the risk of production delays, as well as require significant investments of capital.

We depend on suppliers for components, parts and raw materials for our products, and any failure by our suppliers to provide products as needed, or by us to promptly address supplier issues, will adversely impact our ability to timely and efficiently manufacture and sell products. We also are subject to raw material price fluctuations, which can adversely affect our manufacturing costs.

Our products include components and parts manufactured by others. As a result, our ability to timely and efficiently manufacture existing products, to introduce new products and to shift manufacturing of products from one facility to another depends on the quality of these components and parts and the timeliness of their delivery to our facilities. At any particular time, we depend on many different suppliers, and the failure by one or more of our suppliers to perform as needed will result in fewer products being manufactured, shipped and sold. If the quality of the components or parts provided by our suppliers is less than required and we do not recognize that failure prior to the shipment of our products, we will incur higher warranty costs. The timely supply of component parts for our products also depends on our ability to manage our relationships with suppliers, to identify and replace suppliers that fail to meet our schedules or quality standards, and to monitor the flow of components and accurately project our needs. The shift from our existing suppliers to new suppliers, including suppliers in emerging markets in the future, also may impact the quality and efficiency of our manufacturing capabilities, as well as impact warranty costs. A significant increase in the price of any component or raw material could adversely affect our profitability. We cannot avoid exposure to global price fluctuations, such as occurred in the past with the costs of steel and related products, and our profitability depends on, among other things, our ability to raise equipment and parts prices sufficient enough to recover any such material or component cost increases.

A majority of our sales and manufacturing take place outside the United States, and, as a result, we are exposed to risks related to foreign laws, taxes, economic conditions, labor supply and relations, political conditions and governmental policies as well as U.S. laws governing who we sell to and how we conduct business. These risks may delay or reduce our realization of value from our international operations.

A majority of our sales are derived from sales outside the United States. The foreign countries in which we do the most significant amount of business are Germany, France, Brazil, the United Kingdom, Finland and Canada. In addition, we have significant manufacturing operations in France, Germany, Brazil, Italy and Finland and have established manufacturing operations in emerging markets, such as China. Many of our sales involve products that are manufactured in one country and sold in a different country and therefore, our results of operations and financial condition will be adversely affected by adverse changes in laws, taxes and tariffs, trade restrictions, economic conditions, labor supply and relations, political conditions and governmental policies of the countries in which we conduct business. Our business practices in these foreign countries must comply with U.S. law, including limitations on where and to whom we may sell products and the Foreign Corrupt Practices Act (“FCPA”). We have a compliance program in place designed to reduce the likelihood of potential violations of these laws, but we cannot provide assurances that past violations have not occurred or that future violations will not occur. Significant violations could subject us to fines and other penalties as well as increased compliance costs. Some of our international operations also are, or might become, subject to various risks that are not present in domestic operations, including restrictions on dividends and the repatriation of funds. Foreign developing markets may present special risks, such as unavailability of financing, inflation, slow economic growth, price controls and difficulties in complying with U.S. regulations.

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

We conduct operations in a variety of currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. In addition, we are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we denominate sales and to risks associated with translating the financial statements of our foreign subsidiaries from local currencies into United States dollars. Similarly, changes in interest rates affect our results of operations by increasing or decreasing borrowing costs and finance income. Our most significant transactional foreign currency exposures are the Euro, the Brazilian real and the Canadian dollar in relation to the United States dollar, and the Euro in relation to the British pound. Where naturally offsetting currency positions do not occur, we attempt to manage these risks by economically hedging some, but not necessarily all, of our exposures through the use of foreign currency forward exchange or option contracts. As with all hedging instruments, there are risks associated with the use of foreign currency forward exchange or option contracts, interest rate swap agreements and other risk management contracts. While the use of such hedging instruments provides us with protection for a finite period of time from certain fluctuations in currency exchange and interest rates, when we hedge we forego part or all the benefits that might result from favorable fluctuations in currency exchange and interest rates. In addition, any default by the counterparties to these transactions could adversely affect us. Despite our use of economic hedging transactions, currency exchange rate or interest rate fluctuations may adversely affect our results of operations, cash flow and financial condition.

We are subject to extensive environmental laws and regulations, including increasingly stringent engine emissions standards, and our compliance with, or our failure to comply with, existing or future laws and regulations could delay production of our products or otherwise adversely affect our business.

We are subject to increasingly stringent environmental laws and regulations in the countries in which we operate. These regulations govern, among other things, emissions into the air, discharges into water, the use, handling and disposal of hazardous substances, waste disposal and the remediation of soil and groundwater contamination. Our costs of complying with these or any other current or future environmental regulations may be significant. For example, several countries have adopted more stringent environmental regulations regarding emissions into the air, and it is possible that new emissions-related legislation or regulations will be adopted in connection with concerns regarding greenhouse gases. In addition, we may be subject to liability in connection with properties and businesses that we no longer own or operate. We may be adversely impacted by costs, liabilities or claims with respect to our operations under existing laws or those that may be adopted in the future that could apply to both future and prior conduct. If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions, or we may not be able to sell our products and, therefore, our business and results of operations could be adversely affected.

In addition, the products that we manufacture or sell, particularly engines, are subject to increasingly stringent environmental regulations. As a result, on an ongoing basis we incur significant engineering expenses and capital expenditures to modify our products to comply with these regulations. Further, we may experience production delays if we or our suppliers are unable to design and manufacture components for our products that comply with environmental standards. For instance, as we are required to meet more stringent engine emission reduction standards that are applicable to engines we manufacture or incorporate into our products, we expect to meet these requirements through the introduction of new technology to our products, engines and exhaust after-treatment systems, as necessary. Failure to meet such requirements could materially affect our business and results of operations.

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

Most of our employees, most notably at our manufacturing facilities, are subject to collective bargaining agreements and union contracts with terms that expire on varying dates. Several of our collective bargaining agreements and union contracts are of limited duration and, therefore, must be re-negotiated frequently. As a result, we incur various administrative expenses associated with union representation of our employees. Furthermore, we are at greater risk of work interruptions or stoppages than non-unionized companies, and any work interruption or stoppage could significantly impact the volume of products we have available for sale. In addition, collective bargaining agreements, union contracts and labor laws may impair our ability to reduce our labor costs by streamlining existing manufacturing facilities or restructuring our business because of limitations on personnel and salary changes and similar restrictions.

We have significant pension obligations with respect to our employees and our available cash flow may be adversely affected in the event that payments became due under any pension plans that are unfunded or underfunded. Declines in the market value of the securities used to fund these obligations result in increased pension expense in future periods.

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. To the extent that our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. In addition, since the assets that we already have provided to fund these obligations are invested in debt instruments and other securities, the value of these assets varies due to market factors. Historically, these fluctuations have been significant and sometimes adverse, and there can be no assurances that they will not be significant in the future. We are also subject to laws and regulations governing the administration of our pension plans in certain countries, and the specific provisions, benefit formulas and related interpretations of such laws, regulations and provisions can be complex. Failure to properly administer the provisions of our pension plans and comply with applicable laws and regulations could have an adverse impact to our results of operations. As of December 31, 2016, we had substantial unfunded or underfunded obligations related to our pension and other postretirement health care benefits. See the notes to our Consolidated Financial Statements contained in Item 8 for more information regarding our unfunded or underfunded obligations.

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

From time-to-time we seek to expand through acquisitions of other businesses. We expect to realize strategic and other benefits as a result of our acquisitions, including, among other things, the opportunity to extend our reach in the agricultural industry and provide our customers with an even wider range of products and services. However, it is impossible to predict with certainty whether, or to what extent, these benefits will be realized or whether we will be able to integrate acquired businesses in a timely and effective manner. For example:

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

Changes to United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

Leading up to and following the recent United States presidential election there have been discussions and commentary regarding potential significant changes to United States trade policies, treaties, tariffs and taxes.  Although it changes from period to period, we generally have substantial imports into the United States of products and components that are either produced in our foreign locations or are purchased from foreign suppliers, and also have substantial exports of products and components that we manufacture in the United States.  The impact of any changes to current trade, tariff or tax policies relating to imports and exports of goods is dependent on factors such as the treatment of exports as a credit to imports, and the introduction of any tariffs or taxes relating to imports from specific countries.   It is unclear what changes might be considered or implemented by the current administration, although any changes that increase the cost of international trade or otherwise impact the global economy could have a material adverse effect our business, financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.        Properties

Our principal manufacturing locations and/or properties as of January 31, 2017, were as follows:

Location	Description of Property	Leased (Sq. Ft.)	Owned (Sq. Ft.)
United States:
Assumption, Illinois	Manufacturing/Sales and Administrative Office		933,900
Batavia, Illinois	Parts Distribution	310,200
Duluth, Georgia	Corporate Headquarters	159,000
Hesston, Kansas	Manufacturing		1,461,800
Jackson, Minnesota	Manufacturing	62,300	986,400
International:
Beauvais, France(1)	Manufacturing	14,300	1,258,700
Breganze, Italy	Manufacturing		1,562,000
Ennery, France	Parts Distribution	1,197,300	360,300
Linnavuori, Finland	Manufacturing	16,600	396,300
Marktoberdorf, Germany	Manufacturing	115,500	1,472,000
Stockerau, Austria	Manufacturing		160,700
Thisted, Denmark	Manufacturing	133,200	295,300
Suolahti, Finland	Manufacturing/Parts Distribution	48,100	553,000
Canoas, Brazil	Regional Headquarters/Manufacturing		1,120,000
Mogi das Cruzes, Brazil	Manufacturing		727,200
Santa Rosa, Brazil	Manufacturing		512,200
Changzhou, China	Manufacturing	241,100	767,000
_______________________________________

(1)	Includes our joint venture, GIMA, in which we own a 50% interest.

We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

Item 3.        Legal Proceedings

The Environmental Protection Agency of Victoria, Australia (“EPA”) has provided our Australian subsidiary with a draft notice that the EPA is considering issuing to our subsidiary regarding remediation of contamination of a property located in a suburb of Melbourne, Australia. The property was owned and divested by our subsidiary before our subsidiary was acquired by us.  Our Australian subsidiary is in the process of reviewing the claims contained in the draft notice.  At this time, we are not able to determine whether our subsidiary might have any liability, or, the nature and cost of any possible required remediation.

In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2016, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $40.4 million). The amount ultimately in dispute will be greater because of interest and penalties. We have been advised by our legal and tax advisors that our position with respect to the deductions is allowable under the tax laws of Brazil. We are contesting the disallowance and believe that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol AGCO. As of the close of business on February 24, 2017, the closing stock price was $61.73, and there were 338 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees). The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each quarter within the last two years, as reported on the NYSE, as well as the amount of the dividend paid.

	High	Low	Dividend
2016
First Quarter	$53.35	$42.40	$0.13
Second Quarter	56.00	44.68	0.13
Third Quarter	50.21	45.47	0.13
Fourth Quarter	61.22	48.78	0.13

	High	Low	Dividend
2015
First Quarter	$50.95	$42.07	$0.12
Second Quarter	57.26	46.13	0.12
Third Quarter	57.90	43.22	0.12
Fourth Quarter	51.73	41.91	0.12

Dividend Policy

On January 26, 2017, our Board of Directors approved an increase in our quarterly dividend from $0.13 per share to $0.14 per share beginning in the first quarter of 2017. Future dividends will be subject to our Board of Directors’ approval. We cannot provide any assurance that we will continue to pay dividends in the future. Although we are in compliance with all provisions of our debt agreements, our credit facility and senior term loans contain restrictions on our ability to pay dividends in certain circumstances. Refer to Note 9 of our Consolidated Financial Statements for further information.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(2)(3)
October 1, 2016 through October 31, 2016	—	$—	—	$73.9
November 1, 2016 through November 30, 2016 (2)(3)	804,482	$50.95	804,482	$31.4
December 1, 2016 through December 31, 2016	—	$—	—	$331.4
Total	804,482	$50.95	804,482	$331.4
____________________________________

(1)	In December 2016, our Board of Directors approved a new share repurchase authorization under which we can repurchase an additional $300.0 million of shares of our common stock through December 2019.

(2)
In August 2016, we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase $50.0 million of shares of our common stock. The ASR agreement resulted in the initial delivery of 851,426 shares of our common stock, representing 80% of the shares expected to be repurchased in connection with the transaction. In November 2016, the remaining 165,624 shares under the ASR agreement were delivered. As reflected in the table above, the average price paid per share for the ASR agreement was the volume-weighted average stock price of our common stock over the term of the ASR agreement. Refer to Note 9 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for a further discussion of this matter.

(3)
In November 2016, we entered into an ASR agreement with a third-party financial institution to repurchase $42.5 million of shares of our common stock. The ASR agreement resulted in the initial delivery of 638,858 shares of our common stock, representing 80% of the shares expected to be repurchased in connection with the transaction. In February 2017, the remaining 70,464 shares under the ASR agreement were delivered. The average price paid per share for the ASR agreement reflected in the table above was derived using the fair market value of the shares on the date the initial 638,858 shares were delivered. The amount that may yet be purchased under our share repurchase programs, as presented in the above table, was reduced by the entire $42.5 million payment. Refer to Note 9 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for a further discussion of this matter.

Item 6.          Selected Financial Data

The following tables present our selected consolidated financial data. The data set forth below should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical Consolidated Financial Statements and the related notes. The Consolidated Financial Statements as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 and the reports thereon are included in Item 8, “Financial Statements and Supplementary Data,” in this Form 10-K. The historical financial data may not be indicative of our future performance.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In millions, except per share data)
Operating Data:
Net sales	$7,410.5	$7,467.3	$9,723.7	$10,786.9	$9,962.2
Gross profit	1,515.5	1,560.6	2,066.3	2,390.6	2,123.2
Income from operations	288.4	361.1	646.5	900.7	693.2
Net income	160.2	264.0	404.2	592.3	516.4
Net (income) loss attributable to noncontrolling interests	(0.1)	2.4	6.2	4.9	5.7
Net income attributable to AGCO Corporation and subsidiaries	$160.1	$266.4	$410.4	$597.2	$522.1
Net income per common share — diluted	$1.96	$3.06	$4.36	$6.01	$5.30
Cash dividends declared and paid per common share	$0.52	$0.48	$0.44	$0.40	$—
Weighted average shares outstanding — diluted	81.7	87.1	94.2	99.4	98.6

	As of December 31,
	2016	2015	2014	2013	2012
	(In millions, except number of employees)
Balance Sheet Data:
Cash and cash equivalents	$429.7	$426.7	$363.7	$1,047.2	$781.3
Total assets (1)	7,168.4	6,497.7	7,364.5	8,390.2	7,693.3
Total long-term debt, excluding current portion	1,610.0	925.2	993.3	932.9	1,028.7
Stockholders’ equity	2,837.2	2,883.3	3,496.9	4,044.8	3,481.5
Other Data:
Number of employees	19,795	19,588	20,828	22,111	20,320
_______________________________________

(1)
In 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of a deferred charge (an asset). The requirements of ASU 2015-03 have been applied retrospectively to all periods presented.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment, seeding and tillage equipment, implements, and grain storage and protein production systems. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names, including: Challenger®, Fendt®, GSI®, Massey Ferguson® and Valtra®. We distribute most of our products through a combination of over 3,000 dealers and distributors as well as associates and licensees. In addition, we provide retail financing through our finance joint ventures with Rabobank.

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

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations:

	Years Ended December 31,
	2016 (1)	2015 (1)	2014 (1)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	79.5	79.1	78.7
Gross profit	20.5	20.9	21.3
Selling, general and administrative expenses	11.7	11.4	10.2
Engineering expenses	4.0	3.8	3.5
Restructuring expenses	0.2	0.3	0.5
Amortization of intangibles	0.7	0.6	0.4
Income from operations	3.9	4.8	6.6
Interest expense, net	0.7	0.6	0.6
Other expense, net	0.4	0.5	0.5
Income before income taxes and equity in net earnings of affiliates	2.8	3.7	5.5
Income tax provision	1.2	1.0	1.9
Income before equity in net earnings of affiliates	1.5	2.8	3.6
Equity in net earnings of affiliates	0.6	0.8	0.5
Net income	2.2	3.5	4.2
Net loss attributable to noncontrolling interests	—	—	0.1
Net income attributable to AGCO Corporation and subsidiaries	2.2%	3.6%	4.2%
____________________________________

(1)	Rounding may impact summation of amounts.

2016 Compared to 2015

Net income attributable to AGCO Corporation and subsidiaries for 2016 was $160.1 million, or $1.96 per diluted share, compared to net income for 2015 of $266.4 million, or $3.06 per diluted share.

Net sales for 2016 were approximately $7,410.5 million, or 0.8% lower than 2015, primarily due to continued weakening global market conditions and the unfavorable impact of currency translation. Income from operations was $288.4 million in 2016 compared to $361.1 million in 2015. The decrease in income from operations during 2016 was a result of decreased production levels, a weaker sales mix and negative currency translation impacts.

Regionally, income from operations in North American and South American regions decreased approximately $84.3 million and $14.5 million, respectively, in 2016 compared to 2015. Lower sales and production volumes, a weaker product mix and other cost increases contributed to a reduction in income from operations in North America. In South America, lower margins due primarily to material cost inflation and the negative impact of currency translation adversely impacted income from operations. Income from operations in our Europe/Africa/Middle East (“EAME”), and the Asia/Pacific region increased approximately $1.0 million and $39.0 million, respectively, in 2016 compared to 2015. Income from operations in EAME benefited from higher net sales but was negatively impacted by unfavorable currency translation impacts. In the Asia/Pacific region, operating results were bolstered by the significant growth in net sales in the region as well as increased small tractor production levels in China.

Industry Market Conditions

A record grain harvest in the U.S., combined with healthy crop production across Europe and South America, resulted in increased global grain inventories and low soft commodity prices during 2016. As a result, deteriorating farm economics negatively impacted both farmer sentiment and industry equipment demand in all major markets. In North America, industry demand declined during 2016, particularly in the row crop and professional hay producer sectors, with significantly lower industry retail sales of high-horsepower tractors, combines, sprayers, and grain storage and handling equipment. Industry demand in South America stabilized throughout 2016. While market conditions in Brazil declined for the full year of 2016 compared to 2015, stronger farm fundamentals in the second half of the year helped to overcome previous weaknesses caused by political uncertainty and depressed economic conditions. Supportive government policies and improved crop production in Argentina also resulted in higher industry sales in that market. Industry retail demand was also lower in Western Europe during 2016 as compared to 2015 levels. Difficult economic conditions for dairy producers and lower commodity prices in the arable farming sector negatively impacted demand across the region. Declines were most pronounced in France and Germany, partially offset by modest growth in Finland and Scandinavia.

In the United States and Canada, industry unit retail sales of tractors over 40 horsepower decreased approximately 10%, while industry unit retail sales of combines decreased approximately 21% in 2016 compared to 2015. Industry unit retail sales of lower horsepower tractors were stable, while unit retail sales declines of high horsepower tractors, sprayers and combines declined significantly. In South America, industry unit retail sales of tractors decreased approximately 6% in 2016 compared to 2015. Industry retail sales of combines in South America increased approximately 14% during 2016 compared to 2015. Industry sales declines of tractors were most pronounced in Brazil and other South American markets, while industry sales increases of combines were principally in Brazil and Argentina. As previously discussed, a more favorable political landscape in the region in the second half of 2016 positively impacted market demand. In Western Europe, industry unit retail sales of tractors and combines decreased approximately 4% and 14%, respectively, in 2016 compared to 2015. The most significant declines were in France and Germany.

Results of Operations

Net sales for 2016 were $7,410.5 million compared to $7,467.3 million for 2015, primarily due to softer global market conditions and the unfavorable impact of foreign currency translation. Foreign currency translation negatively impacted net sales during 2016 as compared to 2015 by approximately $196.0 million, or approximately 2.6%, primarily due to the weakening of the Euro and the Brazilian real. Acquisitions positively impacted net sales during 2016 as compared to 2015 by approximately $173.2 million, or 2.3%. The following table sets forth, for the year ended December 31, 2016, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

			Change		Change due to Currency Translation
	2016	2015	$	%	$	%
North America	$1,807.7	$1,965.0	$(157.3)	(8.0)%	$(25.9)	(1.3)%
South America	917.5	949.0	(31.5)	(3.3)%	(72.2)	(7.6)%
EAME	4,206.0	4,151.3	54.7	1.3%	(90.0)	(2.2)%
Asia/Pacific	479.3	402.0	77.3	19.2%	(7.9)	(2.0)%
	$7,410.5	$7,467.3	$(56.8)	(0.8)%	$(196.0)	(2.6)%

Regionally, net sales in North America decreased during 2016 compared to 2015, with the most significant decreases in grain storage equipment, sprayers and hay tools, partially offset by net sales growth of low and mid-sized horsepower tractors. Net sales were lower in South America in 2016 compared to 2015. Higher net sales in Argentina were partially offset by lower net sales in Brazil and other South American markets. In the EAME region, net sales were relatively flat in 2016 compared to 2015, with growth in the United Kingdom and Scandinavia mostly offset by declines in France, Germany and Africa. In the Asia/Pacific region, net sales increased in 2016 compared to 2015, primarily due to a significant growth in sales in China. We estimate that worldwide average price increases were approximately 1.5% and 1.8% in 2016 and 2015, respectively. Consolidated net sales of tractors and combines, which consisted of approximately 61% of our net sales in 2016, decreased approximately 1.0% in 2016 compared to 2015. Unit sales of tractors and combines decreased approximately 1.5% during 2016 compared to 2015. The unit sales decrease and the decrease in net sales can differ due to foreign currency translation, pricing and sales mix changes.

The following table sets forth, for the years ended December 31, 2016 and 2015, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations (in millions, except percentages):

	2016		2015
	$	% of Net Sales	$	% of Net Sales
Gross profit	$1,515.5	20.5%	$1,560.6	20.9%
Selling, general and administrative expenses	867.9	11.7%	852.3	11.4%
Engineering expenses	296.1	4.0%	282.2	3.8%
Restructuring expenses	11.9	0.2%	22.3	0.3%
Amortization of intangibles	51.2	0.7%	42.7	0.6%
Income from operations	$288.4	3.9%	$361.1	4.8%

Gross profit as a percentage of net sales decreased during 2016 compared to 2015, primarily due to lower production levels, a weaker product mix and other cost increases, including higher warranty expenses. The benefits from material cost containment and productivity initiatives helped to partially offset these negative impacts. Production hours decreased approximately 5% during 2016 compared to 2015. We recorded stock compensation expense of approximately $1.5 million and $0.9 million during 2016 and 2015, respectively, within cost of goods sold, as is more fully explained in Note 10 of our Consolidated Financial Statements.

Selling, general and administrative expenses (“SG&A expenses”) and engineering expenses both increased in dollars and as a percentage of net sales during 2016 compared to 2015. The increases in SG&A and engineering expenses were primarily the result of acquisitions during 2016. Engineering expenses also increased during 2016 to support investments in future new product introductions. We recorded stock compensation expense of approximately $16.9 million and $11.6 million during 2016 and 2015, respectively, within SG&A expenses, as is more fully explained in Note 10 of our Consolidated Financial Statements.

We recorded restructuring expenses of approximately $11.9 million and $22.3 million during 2016 and 2015, respectively. The restructuring expenses recorded in 2016 and 2015 primarily related to severance and related costs associated with the rationalization of employee headcount at various manufacturing facilities and administrative offices located in Europe, China, South America and the United States.

Interest expense, net was $52.1 million for 2016 compared to $45.4 million for 2015. The increase was primarily due to higher outstanding indebtedness. See “Liquidity and Capital Resources” for further information.

Other expense, net was $31.4 million in 2016 compared to $36.3 million in 2015. The decrease was primarily due to lower foreign exchange losses in 2016 as compared to 2015. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil, were approximately $19.5 million and $18.8 million in 2016 and 2015, respectively.

We recorded an income tax provision of $92.2 million in 2016 compared to $72.5 million in 2015. Our tax provision and effective tax rate is impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes and for losses in jurisdictions where no income tax benefit is recorded. During 2016, we also recorded a non-cash deferred tax adjustment to establish a valuation allowance against our U.S. net deferred income tax assets. A valuation allowance is established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available income tax planning strategies. At December 31, 2016 and 2015, we had gross deferred tax assets of $447.4 million and $390.0 million, respectively, including $85.5 million and $74.0 million, respectively, related to net operating loss carryforwards. At December 31, 2016, we had total valuation allowances as an offset to our gross deferred tax assets of $116.0 million, which included allowances against net operating loss carryforwards in Brazil, China, Russia and the Netherlands, as well as allowances against our net deferred taxes in the U.S., as previously discussed. At December 31, 2015, we had total valuation allowances as an offset to the gross deferred tax assets of approximately $75.8 million, primarily related to net operating loss carryforwards in Brazil, China, Russia and the Netherlands. Realization of the remaining deferred tax assets as of December 31, 2016 will depend on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

Equity in net earnings of affiliates, which is primarily comprised of income from our finance joint ventures, was $47.5 million in 2016 compared to $57.1 million in 2015 primarily due to declining operating results as a consequence of weaker market conditions. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations and to Note 5 of our Consolidated Financial Statements.

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

Industry Market Conditions

Record crop production and elevated commodity inventories resulted in lower farm income and weakened demand for farm equipment in all major markets during 2015 as compared to 2014. In North America, industry demand was significantly lower for high horsepower tractors, combines and sprayers, which primarily are used in row crop applications. Industry demand in South America deteriorated significantly throughout 2015. In Brazil, demand was extremely low due to weakness in the general economy, funding interruptions in the government financing program and softness in the sugarcane sector. In Western Europe, industry demand declines from 2014 levels were less pronounced. Poor economics for dairy producers and lower commodity prices in the arable farming sector pressured demand.

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

The following table sets forth, for the years ended December 31, 2015 and 2014, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations (in millions, except percentages):

	2015		2014
	$	% of Net Sales	$	% of Net Sales(1)
Gross profit	$1,560.6	20.9%	$2,066.3	21.3%
Selling, general and administrative expenses	852.3	11.4%	995.4	10.2%
Engineering expenses	282.2	3.8%	337.0	3.5%
Restructuring expenses	22.3	0.3%	46.4	0.5%
Amortization of intangibles	42.7	0.6%	41.0	0.4%
Income from operations	$361.1	4.8%	$646.5	6.6%
____________________________________

(1)	Rounding may impact summation of amounts.

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

SG&A expenses and engineering expenses both declined in dollars but increased as a percentage of net sales during 2015 compared to 2014. The declines in SG&A and engineering expenses were the result of headcount and spending reductions as well as the impact of foreign currency translation. We recorded stock compensation expense of approximately $11.6 million during 2015 and a credit of $9.7 million during 2014 within SG&A expenses, as is more fully explained in Note 1 of our Consolidated Financial Statements. The credit recorded in 2014 included approximately $16.9 million for the reversal of previously recorded long-term stock compensation expense.

We recorded restructuring expenses of approximately $22.3 million and $46.4 million during 2015 and 2014, respectively. The restructuring expenses recorded in 2015 and 2014 primarily related to severance and related costs associated with the rationalization of employee headcount at various manufacturing facilities and administrative offices located in Europe, China, South America and the United States.

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

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)
2016:
Net sales	$1,559.3	$1,995.6	$1,761.6	$2,094.0
Gross profit	314.7	427.0	353.5	420.3
Income from operations	19.4	118.6	59.0	91.4
Net income	10.2	49.4	39.4	61.2
Net (income) loss attributable to noncontrolling interests	(2.4)	0.9	0.6	0.8
Net income attributable to AGCO Corporation and subsidiaries	7.8	50.3	40.0	62.0
Net income per common share attributable to AGCO Corporation and subsidiaries — diluted	0.09	0.61	0.50	0.77
2015:
Net sales	$1,702.6	$2,069.3	$1,736.4	$1,959.0
Gross profit	347.9	449.6	365.7	397.4
Income from operations	46.8	149.9	79.1	85.3
Net income	29.9	105.6	67.2	61.3
Net loss (income) attributable to noncontrolling interests	0.2	1.5	(0.1)	0.8
Net income attributable to AGCO Corporation and subsidiaries	30.1	107.1	67.1	62.1
Net income per common share attributable to AGCO Corporation and subsidiaries — diluted	0.34	1.22	0.77	0.73

Finance Joint Ventures

Our AGCO Finance joint ventures provide both retail financing and wholesale financing to our dealers in the United States, Canada, Europe, Brazil, Argentina and Australia. The joint ventures are owned by AGCO and by a wholly owned subsidiary of Rabobank, a financial institution based in the Netherlands. The majority of the assets of the finance joint ventures consist of finance receivables. The majority of the liabilities consist of notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of December 31, 2016, our capital investment in the finance joint ventures, which is included in “Investment in affiliates” on our Consolidated Balance Sheets, was approximately $380.8 million compared to $359.4 million as of December 31, 2015. The total finance portfolio in our finance joint ventures was approximately $8.0 billion as of both December 31, 2016 and 2015. The total finance portfolio as of both December 31, 2016 and 2015 included approximately $6.7 billion of retail receivables and $1.3 billion of wholesale receivables from AGCO dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. During 2016, we made a total of approximately $2.8 million of additional investments in our retail finance joint venture in the Netherlands, primarily related to additional capital required as a result of an increased finance portfolio during 2016. During both 2015 and 2014, we did not make additional investments in our finance joint ventures. Our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Consolidated Statements of Operations, was $45.5 million and $53.8 million for the years ended December 31, 2016 and 2015, respectively.

Outlook

Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment have been and are expected to continue to be affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, farm industry related legislation, availability of financing and general economic conditions.

Weak industry demand in North America and Europe is expected to continue into 2017, partially offset by growth in South American markets.  Increased global grain inventories and low soft commodity prices, which contributed to reduced farm income, continue to impact developed agricultural markets. Our net sales are expected to be relatively flat in 2017 compared to 2016, primarily due to projected industry declines in North America and Europe and unfavorable currency translation impacts, largely offset by sales growth in South America, the impact of acquisitions, pricing and market share improvements. We are targeting to improve gross and operating margins from 2016 levels as a result of cost reduction efforts, partially offset by a weaker sales mix.

Recent Acquisitions

On September 12, 2016, we acquired Cimbria Holdings Limited (“Cimbria”) for DKK 2,234.9 million (or approximately $337.5 million), net of cash acquired of approximately DKK 83.4 million (or approximately $12.6 million). Cimbria, headquartered in Thisted, Denmark, is a leading manufacturer of products and solutions for the processing, handling and storage of seed and grain. The acquisition was financed through our credit facility (see Note 7 of our Consolidated Financial Statements for further information). We allocated the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the acquisition date. The acquired assets primarily consisted of accounts receivable, inventories, accounts payable and accrued expenses, customer advances, property, plant and equipment, and customer relationship, technology and trademark identifiable intangible assets.  We recorded approximately $128.9 million of customer relationship, technology and trademark identifiable intangible assets and approximately $237.9 million of goodwill associated with the acquisition.

On February 2, 2016, we acquired Tecno Poultry Equipment S.p.A (“Tecno”) for approximately €58.7 million (or approximately $63.8 million). We acquired cash of approximately €17.6 million (or approximately $19.1 million) associated with the acquisition. Tecno, headquartered in Ronchi Di Villafranca, Italy, manufactures and supplies poultry housing and related products, including egg collection equipment and trolley feeding systems. The acquisition was financed through our credit facility (refer to Note 7 of our Consolidated Financial Statements for further information). We allocated the purchase price to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, accounts payable and accrued expenses, deferred revenue, property, plant and equipment and customer relationship, technology and trademark identifiable intangible assets. We recorded approximately $27.5 million of customer relationship, technology and trademark identifiable intangible assets and approximately $20.4 million of goodwill associated with the acquisition.
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

On August 1, 2014, we acquired Intersystems Holdings, Inc. (“Intersystems”) for approximately $130.3 million, net of cash acquired of approximately $4.1 million. Intersystems, headquartered in Omaha, Nebraska, designs and manufactures commercial material handling solutions, primarily for the agricultural, biofuels and food and feed processing industries. The acquisition was financed with available cash on hand and our credit facility (refer to Note 7 of our Consolidated Financial Statements for further information). We allocated the purchase price to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, accounts payable and accrued expenses, property, plant and equipment, and customer relationship, technology and trademark identifiable intangible assets. We recorded approximately $46.3 million of customer relationship, technology and trademark identifiable intangible assets and approximately $89.6 million of goodwill associated with the acquisition.

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

December 31, 2016
1.056% Senior term loan due 2020	$211.0
Credit facility, expires 2020	329.2
Senior term loans due 2021	316.5
5 7/8% Senior notes due 2021	306.6
Senior term loans due between 2019 and 2026	395.6
Other long-term debt	141.6
Debt issuance costs	(5.1)
$1,695.4

In addition, while we are in compliance with the financial covenants contained in these facilities and currently expect to continue to maintain such compliance, should we ever encounter difficulties, our historical relationship with our lenders has been strong and we anticipate their continued long-term support of our business. Refer to Note 7 to the Consolidated Financial Statements for further information regarding our current facilities.

Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables in North America, Europe and Brazil to our U.S., Canadian, European and Brazilian finance joint ventures. The sale of all receivables are without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of both December 31, 2016 and 2015, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.1 billion.

Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements also are without recourse to us. As of December 31, 2016 and 2015, these finance joint ventures had approximately $41.5 million and $38.3 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements also are accounted for as off-balance sheet transactions.

Cash Flows

Cash flows provided by operating activities were $369.5 million during 2016 compared to $524.2 million during 2015 and $438.4 million during 2014. The decrease in cash flows provided by operating activities during 2016 was primarily due to a decrease in net income as well as an increase in inventories. The increase in cash flows provided by operating activities during 2015 was primarily due to a reduction in accounts receivable and inventories, as well as an increase in accounts payable.

Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,020.8 million in working capital at December 31, 2016, as compared with $712.9 million at December 31, 2015. Accounts receivable and inventories, combined, at December 31, 2016 were $145.0 million higher than at December 31, 2015. The increase in accounts receivable and inventories as of December 31, 2016 compared to December 31, 2015 was primarily the result of acquisitions.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 37.5% at December 31, 2016 compared to 30.0% at December 31, 2015. The increase is primarily due to the additional indebtedness related to the financing of the Cimbria acquisition as well as the impact of our share repurchase discussed below.

Share Repurchase Program

During 2016, 2015 and 2014, we repurchased 4,413,250, 5,541,930 and 10,066,322 shares of our common stock, respectively, for approximately $212.5 million, $287.5 million and $499.7 million, respectively, either through ASR agreements with financial institutions or through open market transactions. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the our Consolidated Balance Sheets.

Contractual Obligations

The future payments required under our significant contractual obligations, excluding foreign currency option and forward contracts, as of December 31, 2016 are as follows (in millions):

	Payments Due By Period
	Total	2017	2018 to 2019	2020 to 2021	2022 and Beyond
Indebtedness(1)	$1,695.4	$85.4	$94.8	$1,374.5	$140.7
Interest payments related to indebtedness(2)	163.7	33.1	56.3	67.0	7.3
Capital lease obligations	11.4	4.7	5.3	1.3	0.1
Operating lease obligations	174.1	50.4	55.0	27.1	41.6
Unconditional purchase obligations	74.0	65.8	7.3	0.9	—
Other short-term and long-term obligations(3)	312.3	78.2	90.2	75.9	68.0
Total contractual cash obligations	$2,430.9	$317.6	$308.9	$1,546.7	$257.7

	Amount of Commitment Expiration Per Period
	Total	2017	2018 to 2019	2020 to 2021	2022 and Beyond
Standby letters of credit and similar instruments	$17.1	$17.1	$—	$—	$—
Guarantees	63.8	57.9	4.8	1.1	—
Total commercial commitments and letters of credit	$80.9	$75.0	$4.8	$1.1	$—
_______________________________________

(1)	Indebtedness amounts reflect the principal amount of our senior term loan, senior notes and credit facility.

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

Commitments and Off-Balance Sheet Arrangements

Guarantees

We maintain a remarketing agreement with our finance joint venture in the United States, whereby we are obligated to repurchase repossessed inventory at market value. We have an agreement with our finance joint venture in the United States which limits our purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. We believe that any losses that might be incurred on the resale of this equipment will not materially impact our financial position or results of operations, due to the fact that the repurchase obligation would be equivalent to the fair value of the underlying equipment.

At December 31, 2016, we guaranteed indebtedness owed to third parties of approximately $63.8 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate us to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2021. We believe the credit risk associated with these guarantees is not material to our financial position or results of operations. Losses under such guarantees historically have been insignificant. In addition, we generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to offset a substantial portion of the amounts paid.

Other

At December 31, 2016, we had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $1,661.4 million. The outstanding contracts as of December 31, 2016 range in maturity through December 2017.

As discussed in “Liquidity and Capital Resources,” we sell a majority of our wholesale accounts receivable in North America and Europe to our U.S., Canadian and European finance joint ventures, and during 2016, we started to sell a portion of our wholesale receivables in Brazil to our Brazilian finance joint venture. We also sell certain accounts receivable under factoring arrangements to financial institutions around the world. We have determined that these facilities should be accounted for as off-balance sheet transactions.

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

Related Parties

Rabobank is a 51% owner in our finance joint ventures. See “Finance Joint Ventures.” Rabobank is also the principal agent and participant in our credit facility.

Our finance joint ventures provide retail and wholesale financing to our dealers. In addition, we transfer, on an ongoing basis, a majority of our wholesale receivables in North America, Europe and Brazil to our U.S., Canadian, European and Brazilian finance joint ventures. See Note 4 of our Consolidated Financial Statements for further discussion of these agreements. We maintain a remarketing agreement with our U.S. finance joint venture, AGCO Finance LLC, as discussed above under “Commitments and Off-Balance Sheet Arrangements.” In addition, as part of sales incentives provided to end users, we may from time to time subsidize interest rates of retail financing provided by our finance joint ventures. The cost of those programs is recognized at the time of sale to our dealers.

Tractors and Farm Equipment Limited, in which we hold a 23.75% interest, manufactures Massey Ferguson-branded equipment primarily in India and also supplies tractors and components to us for sale in other markets. Mallika Srinivasan, who is the Chairman and Chief Executive Officer of TAFE, is currently a member of our Board of Directors. As of December 31, 2016, TAFE owned 12,150,152 shares of our common stock. We and TAFE are parties to an agreement pursuant to which, among other things, TAFE has agreed not to purchase in excess of 12,170,290 shares of our common stock, subject to certain adjustments, and we have agreed to annually nominate a TAFE representative to our Board of Directors. During 2016, 2015 and 2014, we purchased approximately $128.5 million, $129.2 million and $149.0 million, respectively, of tractors and components from TAFE. During 2016, 2015 and 2014, we sold approximately $1.1 million, $2.2 million and $2.1 million, respectively, of parts to TAFE. We received dividends from TAFE of approximately $1.6 million, $1.7 million and $1.8 million during 2016, 2015 and 2014, respectively.

During 2016, 2015 and 2014, we paid approximately $3.1 million, $3.5 million and $3.8 million, respectively, to PPG Industries, Inc. for painting materials used in our manufacturing processes. Our Chairman, President and Chief Executive Officer is currently a member of the board of directors of PPG Industries, Inc.

During 2016 and 2015, we paid approximately $2.0 million and $0.6 million, respectively, to Praxair, Inc. for propane, gas and welding, and laser consumables used in our manufacturing processes. In October 2015, our Chairman, President and Chief Executive Officer became a member of the board of directors of Praxair, Inc.

Foreign Currency Risk Management

We have significant manufacturing operations in the United States, France, Germany, Finland and Brazil, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 150 countries throughout the world. The majority of our net sales outside the United States are denominated in the currency of the customer location, with the exception of sales in the Middle East, Africa, Asia and parts of South America, where net sales are primarily denominated in British pounds, Euros or United States dollars. See Note 15 of our Consolidated Financial Statements for net sales by customer location. Our most significant transactional foreign currency exposures are the Euro, the Brazilian real and the Canadian dollar in relation to the United States dollar, and the Euro in relation to the British pound. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.

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

All derivatives are recognized on our Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a cash flow hedge of a forecasted transaction, (2) a fair value hedge of a recognized liability, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. The total notional value of our foreign currency instruments was $1,661.4 million and $1,533.9 million as of December 31, 2016 and 2015, inclusive of both those instruments that are designated and qualified for hedge accounting and non-designated derivative instruments. We also enter into non-derivative instruments to hedge a portion of our net investment in foreign operations against adverse movements in exchange rates. Refer to Note 11 of our Consolidated Financial Statements for additional information about our hedging transactions and derivative financial instruments.

Assuming a 10% change relative to the currency of the hedge contracts, the fair value of the foreign currency instruments could be negatively impacted by approximately $59.0 million as of December 31, 2016. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would largely be offset by losses and gains on the underlying firm commitment or forecasted transaction.

Interest Rate Risk
Our interest expense is, in part, sensitive to the general level of interest rates. We manage our exposure to interest rate risk through our mix of floating rate and fixed rate debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. Refer to Notes 7 and 11 of our Consolidated Financial Statements for additional information about our interest rate swap agreements.
Based on our floating rate debt and our accounts receivable sales facilities outstanding at December 31, 2016, a 10% increase in interest rates, would have increased, collectively, “Interest expense, net” and “Other expense, net” for the year ended December 31, 2016 by approximately $4.7 million.

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

Due to the levels of judgment, complexity and period of time over which many of these items are resolved, actual results could differ from those estimated at the time of preparation of the financial statements. Adjustments to these estimates would impact our financial position and future results of operations.

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

At December 31, 2016, we had recorded an allowance for discounts and sales incentives of approximately $237.0 million, primarily related to allowances in our North America geographical segment that will be paid either through a reduction of future invoices, through credit memos to our dealers or through reductions in retail financing rates. If we were to allow an additional 1% of sales incentives and discounts at the time of retail sale for those sales subject to such discount programs in North America, our reserve would increase by approximately $7.8 million as of December 31, 2016. Conversely, if we were to decrease our sales incentives and discounts by 1% at the time of retail sale, our reserve would decrease by approximately $7.8 million as of December 31, 2016.

Deferred Income Taxes and Uncertain Income Tax Positions

We recorded an income tax provision of $92.2 million in 2016 compared to $72.5 million in 2015 and $187.7 million in 2014. Our tax provision and effective tax rate is impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes, and for losses in jurisdictions where no income tax benefit is recorded.
During the second quarter of 2016, the Company established a valuation allowance to fully reserve its net deferred tax assets in the United States. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies and determined that the adjustment to the valuation allowance was appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize its remaining net deferred tax assets, net of the valuation allowance, in future years.

At December 31, 2016 and 2015, we had gross deferred tax assets of $447.4 million and $390.0 million, respectively, including $85.5 million and $74.0 million, respectively, related to net operating loss carryforwards. At December 31, 2016 and 2015, we had total valuation allowances as an offset to our gross deferred tax assets of $116.0 million and $75.8 million, respectively, which included allowances against net operating loss carryforwards in Brazil, China, Russia and the Netherlands, as well as allowances against our net deferred taxes in the U.S., as previously discussed. Realization of the remaining deferred tax assets as of December 31, 2016 will depend on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

As of December 31, 2016 and 2015, we had approximately $139.9 million and $133.0 million, respectively, of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2016 and 2015, we had approximately $47.0 million and $61.2 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2016 and 2015, we had accrued interest and penalties related to unrecognized tax benefits of approximately $16.4 million and $18.3 million, respectively. See Note 6 of our Consolidated Financial Statements for further discussion of our uncertain income tax positions.

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

Pensions

We sponsor defined benefit pension plans covering certain employees, principally in the United Kingdom, the United States, Germany, Switzerland, Finland, France, Norway and Argentina. Our primary plans cover certain employees in the United States and the United Kingdom.

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

For the years ended December 31, 2016, 2015 and 2014, we used a globally consistent methodology to set the discount rate in the countries where our largest benefit obligations exist. In the United States, the United Kingdom and the Euro Zone, we constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of our benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the portfolio is constructed is consistent. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, in which high-quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy our U.S. pension plans’ projected benefit payments. In the United Kingdom and the Euro Zone, the discount rate is derived using a “yield curve approach,” in which an individual spot rate, or zero coupon bond yield, for each future annual period is developed to discount each future benefit payment and, thereby, determine the present value of all future payments. Under the settlement and yield curve approaches, the discount rate is set to equal the single discount rate that produces the same present value of all future payments. Effective January 1, 2016, we adopted a spot yield curve to determine the discount rate in the United Kingdom to measure the plan’s service cost and interest cost for the year ended December 31, 2016. Previously, we had utilized a single weighted-average discount rate derived from the “yield curve approach” to measure the plan’s benefit obligation, service cost and interest cost. Going forward, we have elected to utilize an approach that discounts the individual expected service cost and interest cost cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period.

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

•
The mortality rates for the U.K. defined benefit pension plan was updated in 2015 to reflect expected improvements in the life expectancy of the plan participants. The mortality rates for the U.S. defined benefit pension plans were updated in 2016 to reflect the Society of Actuaries’ most recent findings on the topic of mortality.

•	The fair value of assets used to determine the expected return on assets does not reflect any delayed recognition of asset gains and losses.

The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such periods.

Our U.S. and U.K. defined benefit pension plans, including our ENPP, comprised approximately 88% of our consolidated projected benefit obligation as of December 31, 2016. If the discount rate used to determine the 2016 projected benefit obligation for our U.S. qualified defined benefit pension plans and our ENPP was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $3.6 million at December 31, 2016, and our 2017 pension expense would increase by approximately $0.3 million. If the discount rate used to determine the 2016 projected benefit obligation for our U.S. qualified defined benefit pension plans and our ENPP was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $3.4 million at December 31, 2016, and our 2017 pension expense would decrease by approximately $0.3 million. If the discount rate used to determine the projected benefit obligation for our U.K. defined benefit pension plan was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $25.7 million at December 31, 2016, and our 2017 pension expense would increase by approximately $0.3 million. If the discount rate used to determine the projected benefit obligation for our U.K. defined benefit pension plan was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $24.7 million at December 31, 2016, and our 2017 pension expense would decrease by approximately $0.3 million. In addition, if the expected long-term rate of return on plan assets related to our U.K. defined benefit pension plan was increased or decreased by 25 basis points, our 2017 pension expense would decrease or increase by approximately $1.3 million each, respectively. The impact to our U.S. defined benefit pension plans for a 25-basis-point change in our expected long-term rate of return would decrease or increase our 2017 pension expense by approximately $0.1 million, respectively.

Unrecognized actuarial net losses related to our defined benefit pension plans and ENPP were $384.7 million as of December 31, 2016 compared to $319.0 million as of December 31, 2015. The increase in unrecognized losses between years primarily resulted from a decrease in year-end discount rates during 2016 as compared to 2015. The unrecognized actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. For some of our defined benefit pension plans, these losses, to the extent they exceed 10% of the greater of the plan’s liabilities or the fair value of assets (“the gain/loss corridor”), will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits. For our U.S. salaried, U.S. hourly and U.K. defined benefit pension plans, the population covered is predominantly inactive participants, and losses related to those plans, to the extent they exceed the gain/loss corridor, will be amortized over the average remaining lives of those participants while covered by the respective plan. As of December 31, 2016, the average amortization period was 18 years for our U.S. defined benefit pension plans and 21 years for our non-U.S. defined benefit pension plans. For our ENPP, the population is predominantly active participants, and losses related to the plan will be amortized over the average future working lifetime of the active participants. As of December 31, 2016, the average amortization period was 10 years for our ENPP. The estimated net actuarial loss for our defined benefit pension plans and ENPP expected to be amortized from our accumulated other comprehensive loss during the year ended December 31, 2017 is approximately $12.0 million compared to approximately $10.0 million during the year ended December 31, 2016.

As of December 31, 2016, our unfunded or underfunded obligations related to our defined benefit pension plans and ENPP were approximately $248.1 million, primarily related to our defined benefit pension plans in the United Kingdom and the United States. In 2016, we contributed approximately $31.3 million towards those obligations, and we expect to fund approximately $28.8 million in 2017. Future funding is dependent upon compliance with local laws and regulations and changes to those laws and regulations in the future, as well as the generation of operating cash flows in the future. We currently have an agreement in place with the trustees of the U.K. defined benefit plan that obligates us to fund approximately £15.3 million per year (or approximately $19.0 million) towards that obligation through September 2022. The funding arrangement is based upon the current underfunded status and could change in the future as discount rates, local laws and regulations, and other factors change.

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

Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, efficiencies, and other cost-mitigating actions, including further employee cost sharing, administrative improvements and other efficiencies, as well as an assessment of likely long-term trends. For the years ended December 31, 2016, 2015 and 2014, we used a globally consistent methodology as previously discussed to set the discount rate in the countries where our largest benefit obligations exist. In the United States, we constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of our benefit plans to those bond yields to derive a discount rate. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, in which high-quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy our largest U.S. pension plan’s projected benefit payments. After the bond portfolio is selected, a single discount rate is determined such that the market value of the bonds purchased equals the discounted value of the plan’s benefit payments. For our Brazilian plan, we based the discount rate on government bond indices within that country. The indices used were chosen to match our expected plan obligations and related expected cash flows. Our inflation assumptions are based on an evaluation of external market indicators. Retirement and termination rates are based primarily on actual plan experience and actuarial standards of practice. The mortality rates for the U.S. plans were updated during 2016 to reflect the Society of Actuaries’ most recent findings on the topic of mortality. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

Our U.S. postretirement health care and life insurance plans represent approximately 85% of our consolidated projected benefit obligation. If the discount rate used to determine the 2016 projected benefit obligation for our U.S. postretirement benefit plans was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $0.6 million at December 31, 2016, and our 2017 postretirement benefit expense would increase by a nominal amount. If the discount rate used to determine the 2016 projected benefit obligation for our U.S. postretirement benefit plans was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $0.6 million at December 31, 2016, and our 2017 pension expense would decrease by a nominal amount.

Unrecognized actuarial losses related to our U.S. and Brazilian postretirement benefit plans were $2.0 million as of December 31, 2016 compared to $1.4 million as of December 31, 2015, of which $2.5 million and $4.0 million, respectively, related to our U.S. postretirement benefit plans. The unrecognized actuarial losses will be impacted in future periods by discount rate changes, actual demographic experience, actual health care inflation and certain other factors. These losses, to the extent they exceed the gain/loss corridor, will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits, or the average remaining lives of inactive participants, covered under the postretirement benefit plans. As of December 31, 2016, the average amortization period was 14 years for our U.S. postretirement benefit plans. The estimated net actuarial loss for postretirement health care benefits expected to be amortized from our accumulated other comprehensive loss during the year ended December 31, 2017 is less than $0.1 million, compared to less than $0.1 million during the year ended December 31, 2016.

As of December 31, 2016, we had approximately $28.6 million in unfunded obligations related to our U.S. and Brazilian postretirement health and life insurance benefit plans. In 2016, we made benefit payments of approximately $1.2 million towards these obligations, and we expect to make benefit payments of approximately $1.6 million towards these obligations in 2017.

For measuring the expected U.S. postretirement benefit obligation at December 31, 2016, we assumed a 7.0% health care cost trend rate for 2017 decreasing to 5.0% by 2025. For measuring the expected U.S. postretirement benefit obligation at December 31, 2015, we assumed a 7.25% health care cost trend rate for 2016 decreasing to 5.0% by 2025. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2016, we assumed a 11.8% health care cost trend rate for 2017, decreasing to 6.05% by 2028. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2015, we assumed a 12.6% health care cost trend rate for 2016, decreasing to 6.75% by 2026. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have had the following effect to service and interest cost for 2016 and the accumulated postretirement benefit obligation at December 31, 2016 (in millions):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on service and interest cost	$0.2	$(0.2)
Effect on accumulated benefit obligation	$3.6	$(3.0)

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

The results of our goodwill and long-lived assets impairment analyses conducted as of October 1, 2016, 2015 and 2014 indicated that no reduction in the carrying amount of goodwill and long-lived assets was required.

Our goodwill impairment analysis conducted as of October 1, 2016 indicated that the fair value in excess of the carrying value related to our GSI EAME reporting unit was approximately 10%. The percentage of the fair value in excess of the carrying value increased slightly compared to our 2015 annual analysis and more recent analyses during 2016. The operations of the GSI reporting unit include the manufacturing and distribution of grain storage and protein production equipment. The amount of goodwill allocated to GSI EAME as of October 1, 2016 was approximately $278.7 million.
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

As of December 31, 2016, we had approximately $1,376.4 million of goodwill. While our annual impairment testing in 2016 supported the carrying amount of this goodwill, we may be required to re-evaluate the carrying amount in future periods, thus utilizing different assumptions that reflect the then current market conditions and expectations, and, therefore, we could conclude that an impairment has occurred.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Quantitative and Qualitative Disclosures about Market Risk information required by this Item set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Foreign Currency Risk Management” and “Interest Rate Risk” under Item 7 of this Form 10-K are incorporated herein by reference.

Item 8.        Financial Statements and Supplementary Data

The following Consolidated Financial Statements of AGCO and its subsidiaries for each of the years in the three-year period ended December 31, 2016 are included in this Item:

The information under the heading “Quarterly Results” of Item 7 of this Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AGCO Corporation:

We have audited the accompanying consolidated balance sheets of AGCO Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AGCO Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AGCO Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Atlanta, Georgia
February 28, 2017

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2016	2015	2014
Net sales	$7,410.5	$7,467.3	$9,723.7
Cost of goods sold	5,895.0	5,906.7	7,657.4
Gross profit	1,515.5	1,560.6	2,066.3
Selling, general and administrative expenses	867.9	852.3	995.4
Engineering expenses	296.1	282.2	337.0
Restructuring expenses	11.9	22.3	46.4
Amortization of intangibles	51.2	42.7	41.0
Income from operations	288.4	361.1	646.5
Interest expense, net	52.1	45.4	58.4
Other expense, net	31.4	36.3	49.1
Income before income taxes and equity in net earnings of affiliates	204.9	279.4	539.0
Income tax provision	92.2	72.5	187.7
Income before equity in net earnings of affiliates	112.7	206.9	351.3
Equity in net earnings of affiliates	47.5	57.1	52.9
Net income	160.2	264.0	404.2
Net (income) loss attributable to noncontrolling interests	(0.1)	2.4	6.2
Net income attributable to AGCO Corporation and subsidiaries	$160.1	$266.4	$410.4
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$1.97	$3.06	$4.39
Diluted	$1.96	$3.06	$4.36
Cash dividends declared and paid per common share	$0.52	$0.48	$0.44
Weighted average number of common and common equivalent shares outstanding:
Basic	81.4	87.0	93.4
Diluted	81.7	87.1	94.2

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2016	2015	2014
Net income	$160.2	$264.0	$404.2
Other comprehensive income (loss), net of reclassification adjustments:
Defined benefit pension plans, net of taxes:
Prior service cost arising during the year	(2.6)	(4.7)	—
Net loss recognized due to settlement	0.4	0.2	0.4
Net gain recognized due to curtailment	(0.1)	—	(0.4)
Net actuarial (loss) gain arising during the year	(62.9)	2.1	(54.8)
Amortization of prior service cost included in net periodic pension cost	1.1	0.4	0.6
Amortization of net actuarial losses included in net periodic pension cost	8.6	6.3	7.3
Derivative adjustments:
Net changes in fair value of derivatives	(7.7)	(4.6)	(1.4)
Net losses reclassified from accumulated other comprehensive loss into income	1.0	2.7	1.5
Foreign currency translation adjustments	82.4	(558.2)	(349.3)
Other comprehensive income (loss), net of reclassification adjustments	20.2	(555.8)	(396.1)
Comprehensive income (loss)	180.4	(291.8)	8.1
Comprehensive (income) loss attributable to noncontrolling interests	(1.7)	4.5	6.5
Comprehensive income (loss) attributable to AGCO Corporation and subsidiaries	$178.7	$(287.3)	$14.6

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$429.7	$426.7
Accounts and notes receivable, net	890.4	836.8
Inventories, net	1,514.8	1,423.4
Other current assets	330.8	211.4
Total current assets	3,165.7	2,898.3
Property, plant and equipment, net	1,361.3	1,347.1
Investment in affiliates	414.9	392.9
Deferred tax assets	99.7	100.7
Other assets	143.1	136.5
Intangible assets, net	607.3	507.7
Goodwill	1,376.4	1,114.5
Total assets	$7,168.4	$6,497.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$85.4	$89.0
Senior term loan	—	217.2
Accounts payable	722.6	625.6
Accrued expenses	1,160.8	1,106.9
Other current liabilities	176.1	146.7
Total current liabilities	2,144.9	2,185.4
Long-term debt, less current portion and debt issuance costs	1,610.0	925.2
Pensions and postretirement health care benefits	270.0	233.9
Deferred tax liabilities	112.4	86.4
Other noncurrent liabilities	193.9	183.5
Total liabilities	4,331.2	3,614.4
Commitments and contingencies (Note 12)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2016 and 2015	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 79,465,393 and 83,814,809 shares issued and outstanding at December 31, 2016 and 2015, respectively	0.8	0.8
Additional paid-in capital	103.3	301.7
Retained earnings	4,113.6	3,996.0
Accumulated other comprehensive loss	(1,441.6)	(1,460.2)
Total AGCO Corporation stockholders’ equity	2,776.1	2,838.3
Noncontrolling interests	61.1	45.0
Total stockholders’ equity	2,837.2	2,883.3
Total liabilities and stockholders’ equity	$7,168.4	$6,497.7

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss				Noncontrolling Interests	Total Stockholders’ Equity	Temporary Equity
	Common Stock				Defined Benefit Pension Plans	Cumulative Translation Adjustment	Deferred (Losses) Gains on Derivatives	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance, December 31, 2013	97,362,466	$1.0	$1,117.9	$3,402.0	$(206.4)	$(304.1)	$(0.2)	$(510.7)	$34.6	$4,044.8	$—
Net income (loss)	—	—	—	410.4	—	—	—	—	0.1	410.5	(6.3)
Payment of dividends to shareholders	—	—	—	(40.8)	—	—	—	—	—	(40.8)
Issuance of restricted stock	14,907	—	0.9	—	—	—	—	—	—	0.9
Issuance of stock awards	367,100	—	(11.8)	—	—	—	—	—	—	(11.8)
SSARs exercised	30,477	—	(1.2)	—	—	—	—	—	—	(1.2)
Stock compensation	—	—	(11.7)	—	—	—	—	—	—	(11.7)
Shortfall in tax benefit of stock awards	—	—	(0.2)	—	—	—	—	—	—	(0.2)
Conversion of 1 1/4% convertible senior subordinated notes	1,437,465	—	—	—	—	—	—	—	—	—
Investment by noncontrolling interest	—	—	—	—	—	—	—	—	16.1	16.1
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(2.4)	(2.4)
Changes in noncontrolling interest	—	—	(11.8)	—	—	—	—	—	—	(11.8)	6.6
Purchases and retirement of common stock	(10,066,322)	(0.1)	(499.6)	—	—	—	—	—	—	(499.7)
Defined benefit pension plans, net of taxes:
Net loss recognized due to settlement	—	—	—	—	0.4	—	—	0.4	—	0.4
Net gain recognized due to curtailment	—	—	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Net actuarial loss arising during year	—	—	—	—	(54.8)	—	—	(54.8)	—	(54.8)
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	0.6	—	—	0.6	—	0.6
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	7.3	—	—	7.3	—	7.3
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	0.1	0.1	—	0.1
Change in cumulative translation adjustment	—	—	—	—	—	(349.0)	—	(349.0)	—	(349.0)	(0.3)
Balance, December 31, 2014	89,146,093	0.9	582.5	3,771.6	(253.3)	(653.1)	(0.1)	(906.5)	48.4	3,496.9	—
Net income (loss)	—	—	—	266.4	—	—	—	—	(2.4)	264.0
Payment of dividends to shareholders	—	—	—	(42.0)	—	—	—	—	—	(42.0)
Issuance of restricted stock	15,711	—	0.8	—	—	—	—	—	—	0.8
Issuance of stock awards	172,759	—	(5.6)	—	—	—	—	—	—	(5.6)
SSARs exercised	22,176	—	(0.7)	—	—	—	—	—	—	(0.7)
Stock compensation	—	—	11.4	—	—	—	—	—	—	11.4
Excess tax benefit of stock awards	—	—	0.7	—	—	—	—	—	—	0.7
Changes in noncontrolling interest	—	—	—	—	—	—	—	—	1.1	1.1
Purchases and retirement of common stock	(5,541,930)	(0.1)	(287.4)	—	—	—	—	—	—	(287.5)
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	—	—	—	—	(4.7)	—	—	(4.7)	—	(4.7)
Net loss recognized due to settlement	—	—	—	—	0.2	—	—	0.2	—	0.2
Net actuarial gain arising during year	—	—	—	—	2.1	—	—	2.1	—	2.1
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	0.4	—	—	0.4	—	0.4
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	6.3	—	—	6.3	—	6.3
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	(1.9)	(1.9)	—	(1.9)
Change in cumulative translation adjustment	—	—	—	—	—	(556.1)	—	(556.1)	(2.1)	(558.2)
Balance, December 31, 2015	83,814,809	0.8	301.7	3,996.0	(249.0)	(1,209.2)	(2.0)	(1,460.2)	45.0	2,883.3	—
Net income	—	—	—	160.1	—	—	—	—	0.1	160.2
Payment of dividends to shareholders	—	—	—	(42.5)	—	—	—	—	—	(42.5)
Issuance of restricted stock	15,395	—	0.8	—	—	—	—	—	—	0.8
Issuance of stock awards	27,333	—	(0.9)	—	—	—	—	—	—	(0.9)
SSARs exercised	21,106	—	(0.9)	—	—	—	—	—	—	(0.9)
Stock compensation	—	—	17.3	—	—	—	—	—	—	17.3
Investment by noncontrolling interests	—	—	—	—	—	—	—	—	12.2	12.2
Changes in noncontrolling interest	—	—	(2.2)	—	—	—	—	—	2.2	—
Purchases and retirement of common stock	(4,413,250)	—	(212.5)	—	—	—	—	—	—	(212.5)
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	—	—	—	—	(2.6)	—	—	(2.6)	—	(2.6)
Net loss recognized due to settlement	—	—	—	—	0.4	—	—	0.4	—	0.4
Net gain recognized due to curtailment	—	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Net actuarial loss arising during year	—	—	—	—	(62.9)	—	—	(62.9)	—	(62.9)
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	1.1	—	—	1.1	—	1.1
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	8.6	—	—	8.6	—	8.6
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	(6.7)	(6.7)	—	(6.7)
Change in cumulative translation adjustment	—	—	—	—	—	80.8	—	80.8	1.6	82.4
Balance, December 31, 2016	79,465,393	$0.8	$103.3	$4,113.6	$(304.5)	$(1,128.4)	$(8.7)	$(1,441.6)	$61.1	$2,837.2	$—
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$160.2	$264.0	$404.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	223.4	217.4	239.4
Deferred debt issuance cost amortization	1.0	2.0	2.7
Amortization of intangibles	51.2	42.7	41.0
Stock compensation expense (credit)	18.1	12.2	(10.8)
Proceeds from termination of hedging instrument	7.3	—	—
Equity in net earnings of affiliates, net of cash received	(1.4)	(19.0)	(25.4)
Deferred income tax provision (benefit)	2.1	(26.8)	3.6
Other	1.3	(0.1)	2.5
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(4.5)	3.8	(103.9)
Inventories, net	(33.1)	117.6	111.4
Other current and noncurrent assets	(98.7)	(49.3)	29.1
Accounts payable	62.8	37.3	(219.4)
Accrued expenses	47.0	(34.8)	(71.2)
Other current and noncurrent liabilities	(67.2)	(42.8)	35.2
Total adjustments	209.3	260.2	34.2
Net cash provided by operating activities	369.5	524.2	438.4
Cash flows from investing activities:
Purchases of property, plant and equipment	(201.0)	(211.4)	(301.5)
Proceeds from sale of property, plant and equipment	2.4	1.5	2.8
Purchase of businesses, net of cash acquired	(383.8)	(25.4)	(130.3)
Investment in consolidated affiliates, net of cash acquired	(11.8)	—	—
Investments in unconsolidated affiliates	(4.5)	(3.8)	(3.9)
Restricted cash and other	0.4	(1.7)	—
Net cash used in investing activities	(598.3)	(240.8)	(432.9)
Cash flows from financing activities:
Proceeds from debt obligations	3,117.9	1,951.9	1,689.4
Repayments of debt obligations	(2,622.4)	(1,769.5)	(1,588.8)
Purchases and retirement of common stock	(212.5)	(287.5)	(499.7)
Repurchase or conversion of convertible senior subordinated notes	—	—	(201.2)
Payment of dividends to stockholders	(42.5)	(42.0)	(40.8)
Payment of minimum tax withholdings on stock compensation	(2.0)	(6.3)	(13.2)
Payment of debt issuance costs	(2.5)	(0.7)	(1.4)
Excess tax benefit related to stock compensation	—	0.7	—
Purchase of or distribution to noncontrolling interests	0.4	—	(6.1)
Other	—	—	(0.2)
Net cash provided by (used in) financing activities	236.4	(153.4)	(662.0)
Effects of exchange rate changes on cash and cash equivalents	(4.6)	(67.0)	(27.0)
Increase (decrease) in cash and cash equivalents	3.0	63.0	(683.5)
Cash and cash equivalents, beginning of year	426.7	363.7	1,047.2
Cash and cash equivalents, end of year	$429.7	$426.7	$363.7

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Operations and Summary of Significant Accounting Policies

Business

AGCO Corporation and subsidiaries (“AGCO” or the “Company”) is a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. The Company sells a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment, seeding and tillage equipment, implements, and grain storage and protein production systems. The Company’s products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names including: Challenger®, Fendt®, GSI®, Massey Ferguson® and Valtra®. The Company distributes most of its products through a combination of over 3,000 independent dealers and distributors as well as the Company utilizes associates and licensees to provide a distribution channel for its products. In addition, the Company provides retail financing through its finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., or “Rabobank.”

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

Revenue Recognition

Sales of equipment and replacement parts are recorded by the Company when title and risks of ownership have been transferred to an independent dealer, distributor or other customer. In certain countries, sales of certain grain storage and protein production systems in which the Company is responsible for construction or installation and which may be contingent upon customer acceptance, are recorded on an over-time basis, using a percentage of completion method. Payment terms vary by market and product, with fixed payment schedules on all sales. The terms of sale generally require that a purchase order or order confirmation accompany all shipments. Title generally passes to the dealer or distributor upon shipment or specified delivery, and the risk of loss upon damage, theft or destruction of the equipment is the responsibility of the dealer, distributor or third-party carrier at the point of the stated shipping or delivery term. In certain foreign countries, the Company retains a form of title to goods delivered to dealers until the dealer makes payment so that the Company can recover the goods in the event of customer default on payment. This occurs as the laws of some foreign countries do not provide for a seller’s retention of a security interest in goods in the same manner as established in the United States Uniform Commercial Code. The only right the Company retains with respect to the title is that enabling recovery of the goods in the event of customer default on payment. The dealer or distributor may not return equipment or replacement parts while its contract with the Company is in force. Replacement parts may be returned only under promotional and annual return programs. Provisions for returns under these programs are made at the time of sale based on the terms of the program and historical returns experience. The Company may

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

provide certain sales incentives to dealers and distributors. Provisions for sales incentives are made at the time of sale for existing incentive programs. These provisions are revised in the event of subsequent modification to the incentive program. See “Accounts and Notes Receivable” for further discussion.

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

Cash and Cash Equivalents

Cash at December 31, 2016 and 2015 of $386.2 million and $344.6 million, respectively, consisted primarily of cash on hand and bank deposits. The Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2016 and 2015 of $43.5 million and $82.1 million, respectively, consisted primarily of money market deposits, certificates of deposits and overnight investments.

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

The following summarizes by geographic region, as a percentage of our consolidated net sales, amounts with maximum interest-free periods as presented below (in millions):

Year Ended December 31, 2016	North America	South America	Europe/Africa/ Middle East	Asia/Pacific	Consolidated
0 to 6 months	$1,370.9	$917.5	$4,194.2	$479.3	$6,961.9	94.0%
7 to 12 months	391.6	—	11.8	—	403.4	5.4%
13 to 24 months	45.2	—	—	—	45.2	0.6%
	$1,807.7	$917.5	$4,206.0	$479.3	$7,410.5	100.0%

The Company has an agreement to permit transferring, on an ongoing basis, a majority of its wholesale interest-bearing and non-interest bearing accounts receivable in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. Qualified dealers may obtain additional financing through the Company’s U.S., Canadian, European and Brazilian finance joint ventures at the joint ventures’ discretion.

The Company provides various volume bonus and sales incentive programs with respect to its products. These sales incentive programs include reductions in invoice prices, reductions in retail financing rates, dealer commissions and dealer incentive allowances. In most cases, incentive programs are established and communicated to the Company’s dealers on a quarterly basis. The incentives are paid either at the time of invoice (through a reduction of invoice price), at the time of the settlement of the receivable, at the time of retail financing, at the time of warranty registration, or at a subsequent time based on dealer purchases. The incentive programs are product-line specific and generally do not vary by dealer. The cost of sales incentives associated with dealer commissions and dealer incentive allowances is estimated based upon the terms of the programs and historical experience, is often based on a percentage of the sales price and is recorded at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. The related provisions and accruals are made on a product or product-line basis and are monitored for adequacy and revised at least quarterly in the event of subsequent modifications to the programs. Volume discounts are estimated and recognized based on historical experience, and related reserves are monitored and adjusted based on actual dealer purchases and the dealer’s progress towards achieving specified cumulative target levels. The Company records the cost of interest subsidy payments, which is a reduction in the retail financing rates, at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. Estimates of these incentives are based on the terms of the programs and historical experience. All incentive programs are recorded and presented as a reduction of revenue, due to the fact that the Company does not receive an identifiable benefit in exchange for the consideration provided. Reserves for incentive programs that will be paid either through the reduction of future invoices or through credit memos are recorded as “accounts receivable allowances” within the Company’s Consolidated Balance Sheets. Reserves for incentive programs that will be paid in cash, as is the case with most of the Company’s volume discount programs, as well as sales with incentives associated with accounts receivable sold to its U.S. and Canadian finance joint ventures, are recorded within “Accrued expenses” within the Company’s Consolidated Balance Sheets.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts and notes receivable are shown net of allowances for sales incentive discounts available to dealers and for doubtful accounts. Cash flows related to the collection of receivables are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows. Accounts and notes receivable allowances at December 31, 2016 and 2015 were as follows (in millions):

	2016	2015
Sales incentive discounts	$34.5	$24.5
Doubtful accounts	33.7	29.3
	$68.2	$53.8

The Company transfers certain accounts receivable under its accounts receivable sales agreements with its finance joint ventures (Note 4). The Company records such transfers as sales of accounts receivable when it is considered to have surrendered control of such receivables under the provisions of Accounting Standards Update (“ASU”) 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” Cash payments are made to the Company’s U.S. and Canadian finance joint ventures for sales incentive discounts provided to dealers related to outstanding accounts receivables sold. The balances of such sales discount reserves that are recorded within “Accrued expenses” as of December 31, 2016 and 2015 were approximately $202.5 million and $229.5 million, respectively.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is current replacement cost (by purchase or by reproduction, dependent on the type of inventory). In cases where market exceeds net realizable value (i.e., estimated selling price less reasonably predictable costs of completion and disposal), inventories are stated at net realizable value. Market is not considered to be less than net realizable value reduced by an allowance for an approximately normal profit margin. At December 31, 2016 and 2015, the Company had recorded $137.2 million and $134.6 million, respectively, as an adjustment for surplus and obsolete inventories. These adjustments are reflected within “Inventories, net” within the Company’s Consolidated Balance Sheets.

Inventories, net at December 31, 2016 and 2015 were as follows (in millions):

	2016	2015
Finished goods	$589.3	$523.1
Repair and replacement parts	532.5	515.4
Work in process	113.8	97.5
Raw materials	279.2	287.4
Inventories, net	$1,514.8	$1,423.4

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

Property, plant and equipment, net at December 31, 2016 and 2015 consisted of the following (in millions):

	2016	2015
Land	$112.1	$105.7
Buildings and improvements	681.8	637.4
Machinery and equipment	2,116.1	1,966.8
Furniture and fixtures	126.4	120.0
Gross property, plant and equipment	3,036.4	2,829.9
Accumulated depreciation and amortization	(1,675.1)	(1,482.8)
Property, plant and equipment, net	$1,361.3	$1,347.1

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

The results of the Company’s goodwill and long-lived assets impairment analyses conducted as of October 1, 2016, 2015 and 2014 indicated that no reduction in the carrying amount of the Company’s goodwill and long-lived assets was required.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s accumulated goodwill impairment is approximately $180.5 million related to impairment charges the Company recorded during 2012 and 2006 pertaining to its Chinese harvesting reporting unit and former sprayer reporting unit, respectively. The Chinese harvesting business operates within the Asia/Pacific geographical reportable segment and the former sprayer reporting unit operates within the North American geographical reportable segment.

Changes in the carrying amount of goodwill during the years ended December 31, 2016, 2015 and 2014 are summarized as follows (in millions):

	North America	South America	Europe/Africa/ Middle East	Asia/Pacific	Consolidated
Balance as of December 31, 2013	$424.0	$190.7	$506.6	$57.4	$1,178.7
Acquisition	89.6	—	—	—	89.6
Foreign currency translation	—	(21.0)	(52.0)	(2.5)	(75.5)
Balance as of December 31, 2014	513.6	169.7	454.6	54.9	1,192.8
Acquisition	5.1	—	9.3	7.8	22.2
Foreign currency translation	—	(55.3)	(38.7)	(6.5)	(100.5)
Balance as of December 31, 2015	518.7	114.4	425.2	56.2	1,114.5
Acquisition	25.2	—	244.0	—	269.2
Foreign currency translation	—	24.4	(28.7)	(3.0)	(7.3)
Balance as of December 31, 2016	$543.9	$138.8	$640.5	$53.2	$1,376.4

The Company amortizes certain acquired identifiable intangible assets primarily on a straight-line basis over their estimated useful lives, which range from five to 50 years. The acquired intangible assets have a weighted average useful life as follows:

Intangible Asset	Weighted-Average Useful Life
Patents and technology	12	years
Customer relationships	13	years
Trademarks and trade names	19	years
Land use rights	45	years

For the years ended December 31, 2016, 2015 and 2014, acquired intangible asset amortization was $51.2 million, $42.7 million and $41.0 million, respectively. The Company estimates amortization of existing intangible assets will be $54.4 million in 2017, 2018, and 2019; $54.0 million in 2020, and $51.5 million in 2021.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the carrying amount of acquired intangible assets during 2016 and 2015 are summarized as follows (in millions):

	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2014	$123.5	$513.8	$94.0	$9.7	$741.0
Acquisition	1.9	4.1	3.6	—	9.6
Foreign currency translation	(3.2)	(25.6)	(5.1)	(0.6)	(34.5)
Balance as of December 31, 2015	122.2	492.3	92.5	9.1	716.1
Acquisition	61.2	69.0	32.3	—	162.5
Foreign currency translation	(4.2)	(3.3)	(2.7)	(0.6)	(10.8)
Balance as of December 31, 2016	$179.2	$558.0	$122.1	$8.5	$867.8

	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2014	$36.4	$180.8	$56.1	$2.9	$276.2
Amortization expense	6.6	32.0	3.9	0.2	42.7
Foreign currency translation	(1.1)	(19.0)	(4.9)	(0.2)	(25.2)
Balance as of December 31, 2015	41.9	193.8	55.1	2.9	293.7
Amortization expense	8.0	37.4	5.6	0.2	51.2
Foreign currency translation	(0.2)	1.8	(1.2)	(0.4)	—
Balance as of December 31, 2016	$49.7	$233.0	$59.5	$2.7	$344.9

Trademarks and Trade Names
Indefinite-lived intangible assets:
Balance as of December 31, 2014	$89.0
Foreign currency translation	(3.7)
Balance as of December 31, 2015	85.3
Foreign currency translation	(0.9)
Balance as of December 31, 2016	$84.4

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accrued Expenses

Accrued expenses at December 31, 2016 and 2015 consisted of the following (in millions):

	2016	2015
Reserve for volume discounts and sales incentives	$407.3	$443.3
Warranty reserves	223.1	195.2
Accrued employee compensation and benefits	234.0	213.7
Accrued taxes	113.5	87.3
Other	182.9	167.4
	$1,160.8	$1,106.9

Warranty Reserves

The warranty reserve activity for the years ended December 31, 2016, 2015 and 2014 consisted of the following (in millions):

	2016	2015	2014
Balance at beginning of the year	$230.3	$284.6	$294.9
Acquisitions	3.7	0.2	0.5
Accruals for warranties issued during the year	214.6	152.6	214.1
Settlements made (in cash or in kind) during the year	(188.7)	(186.2)	(205.5)
Foreign currency translation	(4.3)	(20.9)	(19.4)
Balance at the end of the year	$255.6	$230.3	$284.6

The Company’s agricultural equipment products generally are under warranty against defects in materials and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $32.5 million and $35.1 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets as of December 31, 2016 and 2015, respectively.

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

Stock Incentive Plans

Stock compensation expense (credit) was recorded as follows (in millions). Refer to Note 10 for additional information regarding the Company’s stock incentive plans during 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Cost of goods sold	$1.5	$0.9	$(0.9)
Selling, general and administrative expenses	16.9	11.6	(9.7)
Total stock compensation expense (credit)	$18.4	$12.5	$(10.6)

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Research and Development Expenses

Research and development expenses are expensed as incurred and are included in engineering expenses in the Company’s Consolidated Statements of Operations.

Advertising Costs

The Company expenses all advertising costs as incurred. Cooperative advertising costs normally are expensed at the time the revenue is earned. Advertising expenses for the years ended December 31, 2016, 2015 and 2014 totaled approximately $46.8 million, $50.0 million and $59.8 million, respectively.

Shipping and Handling Expenses

All shipping and handling fees charged to customers are included as a component of net sales. Shipping and handling costs are included as a part of cost of goods sold, with the exception of certain handling costs included in selling, general and administrative expenses in the amount of $24.3 million, $24.6 million and $29.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Interest Expense, Net

Interest expense, net for the years ended December 31, 2016, 2015 and 2014 consisted of the following (in millions):

	2016	2015	2014
Interest expense	$65.4	$64.1	$71.9
Interest income	(13.3)	(18.7)	(13.5)
	$52.1	$45.4	$58.4

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2014, the appreciation of the excess conversion value of the Company’s former 1 1/4% contingently convertible senior subordinated notes was included in the diluted net income per common share using the treasury stock method when the impact of such assumption was dilutive. A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share during the years ended December 31, 2016, 2015 and 2014 is as follows (in millions, except per share data):

	2016	2015	2014
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$160.1	$266.4	$410.4
Weighted average number of common shares outstanding	81.4	87.0	93.4
Basic net income per share attributable to AGCO Corporation and subsidiaries	$1.97	$3.06	$4.39
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$160.1	$266.4	$410.4
Weighted average number of common shares outstanding	81.4	87.0	93.4
Dilutive SSARs, performance share awards and restricted stock units	0.3	0.1	0.3
Weighted average assumed conversion of contingently convertible senior subordinated notes	—	—	0.5
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	81.7	87.1	94.2
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$1.96	$3.06	$4.36

SSARs to purchase 1.1 million shares, 1.2 million shares and 1.0 million shares were outstanding for the years ended December 31, 2016, 2015 and 2014, respectively, but were not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss), defined as the total of net income (loss) and all other non-owner changes in equity, and the components thereof in its Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Comprehensive Income. The components of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2016, 2015 and 2014 are as follows (in millions):

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2016			2016
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$(68.2)	$12.7	$(55.5)	$—
Net loss on derivatives	(6.8)	0.1	(6.7)	—
Foreign currency translation adjustments	80.8	—	80.8	1.6
Total components of other comprehensive income	$5.8	$12.8	$18.6	$1.6

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2015			2015
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$4.9	$(0.6)	$4.3	$—
Net loss on derivatives	(3.1)	1.2	(1.9)	—
Foreign currency translation adjustments	(556.1)	—	(556.1)	(2.1)
Total components of other comprehensive loss	$(554.3)	$0.6	$(553.7)	$(2.1)

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2014			2014
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$(62.1)	$15.2	$(46.9)	$—
Net gain on derivatives	0.1	—	0.1	—
Foreign currency translation adjustments	(349.0)	—	(349.0)	(0.3)
Total components of other comprehensive loss	$(411.0)	$15.2	$(395.8)	$(0.3)

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates Step 2 from the goodwill impairment test. Under the standard, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, resulting in an impairment charge that is the amount by which the carrying amount exceeds the reporting unit’s fair value. The impairment charge, however, should not exceed the total amount of goodwill allocated to a reporting unit. The impairment assessment under ASU 2017-04 applies to all reporting units, including those with a zero or negative carrying amount. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods using a prospective approach. Early adoption is permitted for any interim or annual goodwill impairment test performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations, financial condition and cash flows.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash” (“ASU 2016-18”). which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim period within those annual periods using a retrospective approach. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of adopting this standard on the Company’s cash flows.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”), which requires recognition of the income tax consequences of an intra-entity transfer of an asset other than

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

inventory when the transfer occurs. Consequently, the standard eliminates the exception to the recognition of current and deferred income taxes for an intra-entity asset transfer other than for inventory until the asset has been sold to an outside party. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods using a modified retrospective approach. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations, financial condition and cash flows.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. This standard will likely impact the results of operations and financial condition of the Company’s finance joint ventures and as a result, will likely impact the Company’s “Investment in affiliates” and “Equity in net earnings of affiliates” upon adoption. The Company’s finance joint ventures are currently evaluating the standard’s impact to their results of operations and financial condition.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. In addition, the standard clarifies the statement of cash flow presentation for certain components of share-based awards. The application methods are specific to each component of the ASU and may be applied using a prospective, retrospective or a modified retrospective approach. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. The Company expects to adopt ASU 2016-09 on January 1, 2017 and that the adoption will not have a material impact on its results of operations, financial condition and cash flows.

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

In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)” (“ASU 2015-07”), which, among other things, amends Accounting Standards Codification 820, “Fair Value Measurements”, to remove the requirement to categorize within the fair value hierarchy all investments measured at the net asset value (“NAV”) per share (or its equivalent) as a practical expedient. The standard is effective for fiscal years beginning after December 15, 2015 with retrospective application. Early adoption is permitted. The Company adopted ASU 2015-07 on January 1, 2016 with retrospective application to the fair value hierarchy. The retrospective application resulted in the removal of $7.4 million and $109.2 million defined benefit pension plan assets classified as Level 2 and Level 3, respectively, from the fair value hierarchy as of December 31, 2015.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

direct deduction from the carrying amount of the related debt liability instead of a deferred charge (an asset). Given the absence of authoritative guidance within ASU 2015-03, in August 2015 the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted. The Company adopted this standard on January 1, 2016 and has applied the requirements of ASU 2015-03 retrospectively to all periods presented. In the Consolidated Balance Sheet as of December 31, 2015, the Company reclassified approximately $3.6 million as a decrease to “Other assets” and correspondingly decreased “Long-term debt” by approximately $3.6 million. The debt issuance costs related to the Company’s multi-currency revolving credit facility continue to be classified within “Other assets” in the Consolidated Balance Sheets as permitted by the standard.

In May 2014, The FASB issued ASU 2014 - 09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides a single, comprehensive revenue recognition model for all contracts with customers with a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers at an amount that reflects the consideration expected to be received in exchange for those goods or services. Additional disclosures also will be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in those judgments. The standard is effective for reporting periods beginning after December 31, 2017, with early adoption permitted for reporting periods beginning after December 31, 2016.  Entities have the option to apply the new standard under a full retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initial adoption and application within the Consolidated Statement of Stockholders’ Equity.   The Company plans to adopt the new standard effective January 1, 2018 under the modified retrospective approach. Under the new model, the Company will begin to recognize an asset for the value of expected replacement parts returns.  While the Company has not yet completed its evaluation process, including the identification of new controls and processes designed to meet the requirements of the standard, at this time the Company has not identified any impacts to the consolidated financial statements that the Company believes will be material in the year of adoption.

2.    Acquisitions

On September 12, 2016, the Company acquired Cimbria Holdings Limited (“Cimbria”) for DKK 2,234.9 million (or approximately $337.5 million), net of cash acquired of approximately DKK83.4 million (or approximately $12.6 million). Cimbria, headquartered in Thisted, Denmark, is a leading manufacturer of products and solutions for the processing, handling and storage of seed and grain. The acquisition was financed by the Company’s credit facility (Note 7).

The preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date are presented in the following table (in millions):

Current assets	$74.2
Property, plant and equipment	21.9
Intangible assets	128.9
Goodwill	237.9
Total assets acquired	462.9

Current liabilities	63.8
Deferred tax liabilities	38.5
Long-term debt and other noncurrent liabilities	10.5
Total liabilities assumed	112.8
Net assets acquired	$350.1

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The acquired identifiable intangible assets of Cimbria as of the date of the acquisition are summarized in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Customer relationships	$50.4	9	years
Technology	22.5	10	years
Trademarks	56.0	20	years
	$128.9

The results of operations of Cimbria have been included in the Company’s Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Europe/Africa/Middle East geographical reportable segment.

On February 2, 2016, the Company acquired Tecno Poultry Equipment S.p.A (“Tecno”) for approximately €58.7 million (or approximately $63.8 million). The Company acquired cash of approximately €17.6 million (or approximately $19.1 million) associated with the acquisition. Tecno, headquartered in Ronchi Di Villafranca, Italy, manufactures and supplies poultry housing and related products, including egg collection equipment and trolley feeding systems. The acquisition was financed through the Company’s credit facility (Note 7). The Company allocated the purchase price to the assets acquired and liabilities assumed based on estimates of their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, accounts payable and accrued expenses, deferred revenue, property, plant and equipment, and customer relationship, technology and trademark identifiable intangible assets. The Company recorded approximately $27.5 million of customer relationship, technology and trademark identifiable intangible assets and approximately $20.4 million of goodwill associated with the acquisition. The results of operations of Tecno have been included in the Company’s Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Europe/Africa/Middle East and North America geographical reportable segments.

The acquired identifiable intangible assets of Tecno as of the date of the acquisition are summarized in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Customer relationships	$15.7	10	years
Technology	7.9	10	years
Trademarks	3.9	10	years
	$27.5

On April 17, 2015, the Company acquired Farmer Automatic GmbH & Co. KG (“Farmer Automatic”) for approximately $17.9 million, net of cash acquired of approximately $0.1 million. Farmer Automatic, headquartered in Laer, Germany, manufactures and supplies poultry housing and related products, including egg production cages and broiler production equipment. The acquisition was financed with available cash on hand. The Company allocated the purchase price to the assets acquired and liabilities assumed based on estimates of their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, accounts payable and accrued expenses, property, plant and equipment, and customer relationship, technology and trademark identifiable intangible assets. The Company recorded approximately $9.6 million of identifiable intangible assets and approximately $10.0 million of goodwill associated with the acquisition. The results of operations of Farmer Automatic have been included in the Company’s Consolidated Financial Statements as of and from the date of the acquisition. The associated goodwill has been included in the Company’s Europe/Africa/Middle East, North America and Asia/Pacific geographical reportable segments.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The acquired identifiable intangible assets of Farmer Automatic as of the date of the acquisition are summarized in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Customer relationships	$4.1	10	years
Technology	3.6	10	years
Trademarks	1.9	10	years
	$9.6

On August 1, 2014, the Company acquired Intersystems Holdings, Inc. (“Intersystems”) for approximately $130.3 million, net of cash acquired of approximately $4.1 million. Intersystems, headquartered in Omaha, Nebraska, designs and manufactures commercial material handling solutions, primarily for the agricultural, biofuels and food and feed processing industries. The acquisition was financed with available cash on hand and the Company’s credit facility (Note 7). The Company allocated the purchase price to the assets acquired and liabilities assumed based on estimates of their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, accounts payable and accrued expenses, property, plant and equipment, and customer relationship, technology and trademark identifiable intangible assets. The Company recorded approximately $46.3 million of customer relationship, technology and trademark identifiable intangible assets and approximately $89.6 million of goodwill associated with the acquisition. The results of operations of Intersystems have been included in the Company’s Consolidated Financial Statements as of and from the date of acquisition. The goodwill was reported within the Company’s North American geographical reportable segment.

The acquired identifiable intangible assets of Intersystems as of the date of the acquisition are summarized in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Customer relationships	$28.0	15	years
Technology	11.3	15	years
Trademarks	7.0	16	years
	$46.3

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.    Restructuring Expenses

During 2014, 2015 and 2016, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities located in Europe, China, Brazil, Argentina and the United States, as well as various administrative offices located in Europe, Brazil, China and the United States in order to reduce costs in response to softening global market demand and lower production volumes. The aggregate headcount reduction was approximately 2,750 employees in 2014, 2015 and 2016. The components of the restructuring expenses are summarized as follows (in millions):

	Write-down of Property, Plant and Equipment	Employee Severance	Facility Closure Costs	Total
Balance as of December 31, 2013	$—	$—	$—	$—
2014 provision	1.2	45.1	0.1	46.4
Less: Non-cash expense	(1.2)	(0.8)	—	(2.0)
Cash expense	—	44.3	0.1	44.4
2014 cash activity	—	(18.8)	—	(18.8)
Foreign currency translation	—	(0.2)	—	(0.2)
Balance as of December 31, 2014	—	25.3	0.1	25.4
2015 provision	—	23.0	—	23.0
2015 provision reversal	—	(0.7)	—	(0.7)
2015 cash activity	—	(29.4)	(0.1)	(29.5)
Foreign currency translation	—	(1.3)	—	(1.3)
Balance as of December 31, 2015	—	16.9	—	16.9
2016 provision	—	11.0	1.0	12.0
2016 provision reversal	—	(0.1)	—	(0.1)
2016 cash activity	—	(13.1)	(0.2)	(13.3)
Foreign currency translation	—	(0.2)	—	(0.2)
Balance as of December 31, 2016	$—	$14.5	$0.8	$15.3

4.    Accounts Receivable Sales Agreements

At December 31, 2016 and 2015, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. As of both December 31, 2016 and 2015, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.1 billion.

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
Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Consolidated Statements of Operations, were approximately $19.5 million, $18.8 million and $24.8 million during 2016, 2015 and 2014, respectively.

The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2016 and 2015, these finance joint ventures had approximately $41.5 million and $38.3 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

5.    Investments in Affiliates

Investments in affiliates as of December 31, 2016 and 2015 were as follows (in millions):

	2016	2015
Finance joint ventures	$380.8	$359.4
Manufacturing joint ventures	17.8	18.1
Other affiliates	16.3	15.4
	$414.9	$392.9

The Company’s manufacturing joint ventures as of December 31, 2016 consisted of Groupement International De Mecanique Agricole SA (“GIMA”) (a joint venture with a third-party manufacturer to purchase, design and manufacture components for agricultural equipment in France), and joint ventures with third-party manufacturers to assemble tractors in Algeria and engines in South America. The other joint ventures represent investments in farm equipment manufacturers, an electronic and software system manufacturer, distributors and licensees.

The Company’s equity in net earnings of affiliates for the years ended December 31, 2016, 2015 and 2014 were as follows (in millions):

	2016	2015	2014
Finance joint ventures	$45.5	$53.8	$48.8
Manufacturing and other joint ventures	2.0	3.3	4.1
	$47.5	$57.1	$52.9

Summarized combined financial information of the Company’s finance joint ventures as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 were as follows (in millions):

	As of December 31,
	2016	2015
Total assets	$7,448.0	$7,491.2
Total liabilities	6,670.8	6,757.8
Partners’ equity	777.2	733.4

	For the Years Ended December 31,
	2016	2015	2014
Revenues	$297.4	$313.0	$383.4
Costs	159.0	158.1	234.7
Income before income taxes	$138.4	$154.9	$148.7

The majority of the assets of the Company’s finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies (Note 14).

At December 31, 2016 and 2015, the Company’s receivables from affiliates were approximately $54.4 million and $70.1 million, respectively. The receivables from affiliates are reflected within “Accounts and notes receivable, net” within the Company’s Consolidated Balance Sheets.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The portion of the Company’s retained earnings balance that represents undistributed retained earnings of equity method investees was approximately $312.6 million and $296.8 million as of December 31, 2016 and 2015, respectively.

6.    Income Taxes

The sources of income (loss) before income taxes and equity in net earnings of affiliates were as follows for the years ended December 31, 2016, 2015 and 2014 (in millions):

	2016	2015	2014
United States	$(150.0)	$(49.1)	$63.5
Foreign	354.9	328.5	475.5
Income before income taxes and equity in net earnings of affiliates	$204.9	$279.4	$539.0

The provision (benefit) for income taxes by location of the taxing jurisdiction for the years ended December 31, 2016, 2015 and 2014 consisted of the following (in millions):

	2016	2015	2014
Current:
United States:
Federal	$(24.3)	$(1.3)	$12.6
State	0.2	2.8	2.8
Foreign	114.2	97.8	168.7
	90.1	99.3	184.1
Deferred:
United States:
Federal	21.9	(19.0)	(0.4)
State	—	—	—
Foreign	(19.8)	(7.8)	4.0
	2.1	(26.8)	3.6
	$92.2	$72.5	$187.7

At December 31, 2016, the Company’s foreign subsidiaries had approximately $2.5 billion of undistributed earnings. These earnings are considered to be indefinitely invested, and, accordingly, no income taxes have been provided on these earnings. Determination of the amount of unrecognized deferred taxes on these earnings is not practicable; however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the Company’s Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014 is as follows (in millions):

	2016	2015	2014
Provision for income taxes at United States federal statutory rate of 35%	$71.7	$97.8	$188.7
State and local income taxes, net of federal income tax effects	(6.0)	(2.0)	2.6
Taxes on foreign income which differ from the United States statutory rate	(44.5)	(34.9)	(33.4)
Tax effect of permanent differences	14.4	7.1	(10.3)
Change in valuation allowance	37.9	(4.5)	22.8
Change in tax contingency reserves	23.4	15.4	25.2
Research and development tax credits	(3.8)	(4.9)	(7.1)
Other	(0.9)	(1.5)	(0.8)
	$92.2	$72.5	$187.7

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The significant components of the deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows (in millions):

	2016	2015
Deferred Tax Assets:
Net operating loss carryforwards	$85.5	$74.0
Sales incentive discounts	73.7	86.6
Inventory valuation reserves	39.9	40.3
Pensions and postretirement health care benefits	70.4	63.4
Warranty and other reserves	118.1	91.8
Research and development tax credits	11.2	9.3
Foreign tax credits	24.0	2.2
Other	24.6	22.4
Total gross deferred tax assets	447.4	390.0
Valuation allowance	(116.0)	(75.8)
Total net deferred tax assets	331.4	314.2
Deferred Tax Liabilities:
Tax over book depreciation and amortization	284.9	275.1
Investment in affiliates	45.6	10.4
Other	13.6	14.4
Total deferred tax liabilities	344.1	299.9
Net deferred tax (liabilities) assets	$(12.7)	$14.3
Amounts recognized in Consolidated Balance Sheets:
Deferred tax assets - noncurrent	$99.7	$100.7
Deferred tax liabilities - noncurrent	(112.4)	(86.4)
	$(12.7)	$14.3

The Company recorded a net deferred tax liability of $12.7 million as of December 31, 2016 and a net deferred tax asset of $14.3 million as of December 31, 2015. As reflected in the preceding table, the Company had a valuation allowance of $116.0 million and $75.8 million as of December 31, 2016 and 2015, respectively.
During the second quarter of 2016, the Company established a valuation allowance to fully reserve its net deferred tax assets in the United States. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies and determined that the adjustment to the valuation allowance was appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize its remaining net deferred tax assets, net of the valuation allowance, in future years.

The Company had net operating loss carryforwards of $286.4 million as of December 31, 2016, with expiration dates as follows: 2017 - $27.3 million; 2018 - $38.0 million; 2019 - $41.8 million and thereafter or unlimited - $179.3 million. The net operating loss carryforwards of $286.4 million were entirely in tax jurisdictions outside of the United States.

The Company paid income taxes of $106.2 million, $97.6 million and $223.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

At December 31, 2016 and 2015, the Company had $139.9 million and $133.0 million, respectively, of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. At December 31, 2016 and 2015, the Company had approximately $47.0 million and $61.2 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrued approximately $3.4 million and $5.1 million of interest and penalties related to unrecognized tax benefits in its provision for income taxes during 2016 and 2015, respectively. At December 31, 2016 and

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2015, the Company had accrued interest and penalties related to unrecognized tax benefits of $16.4 million and $18.3 million, respectively.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as of and during the years ended December 31, 2016 and 2015 is as follows (in millions):

	2016	2015
Gross unrecognized income tax benefits	$133.0	$130.6
Additions for tax positions of the current year	14.4	14.4
Additions for tax positions of prior years	15.2	7.1
Reductions for tax positions of prior years for:
Changes in judgments	(1.2)	(0.3)
Settlements during the year	(13.8)	—
Lapses of applicable statute of limitations	(5.0)	(5.8)
Foreign currency translation	(2.7)	(13.0)
Gross unrecognized income tax benefits	$139.9	$133.0

The Company and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of December 31, 2016, a number of income tax examinations in foreign jurisdictions were ongoing. It is possible that certain of these ongoing examinations may be resolved within 12 months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized income tax benefits balance may materially change within the next 12 months. Due to the number of jurisdictions and issues involved and the uncertainty regarding the timing of any settlements, the Company is unable at this time to provide a reasonable estimate of such change that may occur within the next 12 months. Although there are ongoing examinations in various federal and state jurisdictions, the 2013 through 2016 tax years generally remain subject to examination in the United States by applicable authorities. In the Company’s significant foreign jurisdictions, primarily the United Kingdom, France, Germany, Switzerland, Finland and Brazil, the 2011 through 2016 tax years generally remain subject to examination by their respective tax authorities. In Brazil, the Company is contesting disallowed deductions related to the amortization of certain goodwill amounts (Note 12).

7.    Indebtedness

Indebtedness consisted of the following at December 31, 2016 and 2015 (in millions):

	December 31, 2016	December 31, 2015
1.056% Senior term loan due 2020	$211.0	$217.2
Credit facility, expires 2020	329.2	338.9
Senior term loans due 2021	316.5	—
5 7/8% Senior notes due 2021	306.6	297.4
Senior term loans due between 2019 and 2026	395.6	—
4½% Senior term loan due 2016	—	217.2
Other long-term debt	141.6	164.3
Debt issuance costs	(5.1)	(3.6)
	1,695.4	1,231.4
Less: Current portion of other long-term debt	(85.4)	(89.0)
4½% Senior term loan due 2016	—	(217.2)
Total indebtedness, less current portion	$1,610.0	$925.2

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2016, the aggregate scheduled maturities of long-term debt, excluding the current portion of long-term debt, are as follows (in millions):

2018	$22.8
2019	72.0
2020	550.3
2021	824.2
Thereafter	140.7
$1,610.0

Cash payments for interest were approximately $58.8 million, $63.0 million and $68.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

1.056% Senior Term Loan

In December 2014, the Company entered into a term loan with the European Investment Bank, which provided the Company with the ability to borrow up to €200.0 million. The €200.0 million (or approximately $211.0 million as of December 31, 2016) of funding was received on January 15, 2015 with a maturity date of January 15, 2020. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.056% per annum, payable quarterly in arrears. The term loan contains covenants regarding, among other things, the incurrence of indebtedness and the making of certain payments, as well as commitments regarding amounts of future research and development expenses in Europe, and is subject to acceleration in the events of default. The Company also has to fulfill financial covenants with respect to a net leverage ratio and interest coverage ratio.

Credit Facility

The Company’s revolving credit and term loan facility consists of an $800.0 million multi-currency revolving credit facility and a €312.0 million (or approximately $329.2 million as of December 31, 2016) term loan facility. The maturity date of the credit facility is June 26, 2020. Under the credit facility agreement, interest accrues on amounts outstanding, at the Company’s option, depending on the currency borrowed, at either (1) LIBOR or EURIBOR plus a margin ranging from 1.0% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0% plus a margin ranging from 0.0% to 0.25% based on the Company’s leverage ratio. As is more fully described in Note 11, the Company entered into an interest rate swap in 2015 to convert the term loan facility’s floating interest rate to a fixed interest rate of 0.33% plus the applicable margin over the remaining life of the term loan facility. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of December 31, 2016, no amounts were outstanding under the Company’s multi-currency revolving credit facility, and the Company had the ability to borrow approximately $800.0 million under the facility. Approximately €312.0 million (or approximately $329.2 million) was outstanding under the term loan facility as of December 31, 2016. As of December 31, 2015, no amounts were outstanding under the Company’s multi-currency revolving credit facility, and the Company had the ability to borrow approximately $800.0 million under the facility. Approximately €312.0 million (or approximately $338.9 million) was outstanding under the term loan facility as of December 31, 2015.

During 2015, the Company designated its €312.0 million ($329.2 million at December 31, 2016) term loan facility as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. See Note 11 for additional information about the net investment hedge.

Senior Term Loans Due 2021

In April 2016, the Company entered into two term loan agreements with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), in the amount of €100.0 million and €200.0 million, respectively (or, in aggregate, approximately $316.5 million as of December 31, 2016). The €300.0 million of funding was received on April 26, 2016 and was partially used to repay the Company’s 4½% senior term loan with Rabobank which was due May 2, 2016. The Company received net proceeds of approximately €99.6 million (or approximately $112.2 million) after debt issuance costs. The

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

provisions of the two term loans are identical in nature. The Company has the ability to prepay the term loans before their maturity date on April 26, 2021. Interest is payable on the term loans per annum, equal to the EURIBOR plus a margin ranging from 1.0% to 1.75% based on the Company’s net leverage ratio. Interest is paid quarterly in arrears. The term loan contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

5 7/8% Senior Notes

The Company’s $306.6 million of 5 7/8% senior notes due December 1, 2021 constitute senior unsecured and unsubordinated indebtedness. Interest is payable on the notes semi-annually in arrears. At any time prior to September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date at the treasury rate plus 0.5%, plus accrued and unpaid interest, including additional interest, if any. Beginning September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any. As is more fully described in Note 11, the Company entered into an interest rate swap in 2015 to convert the senior notes’ fixed interest rate to a floating interest rate over the remaining life of the senior notes. During the second quarter of 2016, the Company terminated the interest rate swap. As a result, the Company recorded a deferred gain of approximately $7.3 million associated with the termination, which will be amortized as a reduction to “Interest expense, net” over the remaining term of the 5 7/8% senior notes through December 1, 2021. As of December 31, 2016, the unamortized portion of the deferred gain was approximately $6.6 million and the amortization for 2016 was approximately $0.7 million.

Senior Term Loans Due Between 2019 and 2026

In October 2016, the Company borrowed an aggregate amount of €375.0 million (or approximately $395.6 million as of December 31, 2016) through a group of seven related term loan agreements. The Company received net proceeds of approximately €373.2 million (or approximately $409.5 million as of October 19, 2016) after debt issuance costs and were used to repay borrowings made under the Company’s revolving credit facility. The provisions of the term loan agreements are identical in nature, with the exception of interest rate terms and maturities. The Company has the ability to prepay the term loans before their maturity dates. Interest is payable on the term loans in arrears either semi-annually or annually as provided below (in millions):

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
€375.0

The term loans contain covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of default.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The interest expense recognized for the year ended December 31, 2014 relating to the contractual interest coupon for Company’s former 1 1/4% convertible senior subordinated notes was approximately $0.9 million.

Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2016 and 2015, outstanding letters of credit totaled $17.1 million and $17.5 million, respectively.

8.    Employee Benefit Plans

The Company sponsors defined benefit pension plans covering certain employees, principally in the United Kingdom, the United States, Germany, Switzerland, Finland, France, Norway and Argentina. The Company also provides certain postretirement health care and life insurance benefits for certain employees, principally in the United States and Brazil.

The Company also maintains an Executive Nonqualified Pension Plan (“ENPP”), which provides certain U.S.-based senior executives with retirement income for a period of 15 years or up to a lifetime annuity, if certain requirements are met. Benefits under the ENPP vest if the participant has attained age 50 with at least ten years of service (five years of which include years of participation in the ENPP), but are not payable until the participant reaches age 65. The lifetime annuity benefit generally will be available only to participants who retire on or after reaching normal retirement age and otherwise have a vested benefit under the ENPP. The ENPP is an unfunded, nonqualified defined benefit pension plan.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net annual pension costs for the years ended December 31, 2016, 2015 and 2014 for the Company’s defined benefit pension plans and ENPP are set forth below (in millions):

Pension benefits	2016	2015	2014(1)
Service cost	$16.2	$18.7	$16.8
Interest cost	24.6	31.2	37.3
Expected return on plan assets	(38.8)	(44.4)	(44.5)
Amortization of net actuarial losses	10.0	8.0	9.5
Amortization of prior service cost	1.0	0.4	0.8
Net loss recognized due to settlement	0.4	0.2	0.4
Net gain recognized due to curtailment	(0.1)	—	(0.5)
Special termination benefits	—	0.5	1.3
Net annual pension cost	$13.3	$14.6	$21.0
____________________________________

(1)	Rounding may impact summation of amounts.

The weighted average assumptions used to determine the net annual pension costs for the Company’s defined benefit pension plans and ENPP for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
All plans:
Weighted average discount rate	3.6%	3.5%	4.4%
Weighted average expected long-term rate of return on plan assets	6.8%	6.8%	6.9%
Rate of increase in future compensation	2.0%-5.0%	2.25%-5.0%	2.5-5.0%
U.S.-based plans:
Weighted average discount rate	4.60%	4.15%	4.75%
Weighted average expected long-term rate of return on plan assets(1)	6.0%	6.0%	7.0%
Rate of increase in future compensation(2)	5.0%	5.0%	5.0%
___________________________________

(1)	Applicable for U.S. funded, qualified plans.

(2)	Applicable for U.S. unfunded, nonqualified plan.

Net annual postretirement benefit costs, and the weighted average discount rate used to determine them, for the years ended December 31, 2016, 2015 and 2014 are set forth below (in millions, except percentages):

Postretirement benefits	2016	2015	2014
Service cost	$—	$—	$0.1
Interest cost	1.4	1.3	1.6
Amortization of prior service cost	0.2	0.2	0.2
Amortization of net actuarial losses	—	0.1	0.1
Other	—	—	0.2
Net annual postretirement benefit cost	$1.6	$1.6	$2.2
Weighted average discount rate	5.1%	4.6%	5.3%

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth reconciliations of the changes in benefit obligation, plan assets and funded status as of December 31, 2016 and 2015 (in millions):

	Pension and ENPP Benefits		Postretirement Benefits
Change in benefit obligation	2016	2015	2016	2015
Benefit obligation at beginning of year	$844.4	$926.8	$27.3	$29.6
Service cost	16.2	18.7	—	—
Interest cost	24.6	31.2	1.4	1.3
Plan participants’ contributions	1.1	1.2	—	—
Actuarial losses (gains)	121.9	(41.7)	0.6	(1.7)
Amendments	3.3	8.3	—	—
Settlements	(3.8)	(0.5)	—	—
Curtailments	(0.4)	—	—	—
Benefits paid	(44.1)	(50.8)	(1.2)	(1.2)
Special termination benefits and other	—	0.5	—	—
Foreign currency exchange rate changes	(113.4)	(49.3)	0.5	(0.7)
Benefit obligation at end of year	$849.8	$844.4	$28.6	$27.3

	Pension and ENPP Benefits		Postretirement Benefits

Change in plan assets	2016	2015	2016	2015
Fair value of plan assets at beginning of year	$630.7	$677.2	$—	$—
Actual return on plan assets	84.4	5.2	—	—
Employer contributions	31.3	34.0	1.2	1.2
Plan participants’ contributions	1.1	1.2	—	—
Benefits paid	(44.1)	(50.8)	(1.2)	(1.2)
Settlements	(3.8)	(0.5)	—	—
Foreign currency exchange rate changes	(97.9)	(35.6)	—	—
Fair value of plan assets at end of year	$601.7	$630.7	$—	$—
Funded status	$(248.1)	$(213.7)	$(28.6)	$(27.3)
Unrecognized net actuarial losses	384.7	319.0	2.0	1.4
Unrecognized prior service cost	13.4	11.2	3.4	3.6
Accumulated other comprehensive loss	(398.1)	(330.2)	(5.4)	(5.0)
Net amount recognized	$(248.1)	$(213.7)	$(28.6)	$(27.3)

Amounts recognized in Consolidated Balance Sheets:
Other long-term asset	$—	$0.2	$—	$—
Other current liabilities	(3.5)	(3.5)	(1.5)	(1.5)
Accrued expenses	(1.7)	(2.3)	—	—
Pensions and postretirement health care benefits (noncurrent)	(242.9)	(208.1)	(27.1)	(25.8)
Net amount recognized	$(248.1)	$(213.7)	$(28.6)	$(27.3)

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s ENPP and defined pension and postretirement benefit plans during the years ended December 31, 2016 and 2015 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2014	$(341.5)	$(88.2)	$(253.3)
Prior service cost arising during the year	(8.3)	(3.6)	(4.7)
Net loss recognized due to settlement	0.3	0.1	0.2
Net actuarial gain arising during the year	4.2	2.1	2.1
Amortization of prior service cost	0.6	0.2	0.4
Amortization of net actuarial losses	8.1	1.8	6.3
Accumulated other comprehensive loss as of December 31, 2015	$(336.6)	$(87.6)	$(249.0)
Prior service cost arising during the year	(3.3)	(0.7)	(2.6)
Net loss recognized due to settlement	0.5	0.1	0.4
Net gain recognized due to curtailment	(0.1)	—	(0.1)
Net actuarial loss arising during the year	(76.5)	(13.6)	(62.9)
Amortization of prior service cost	1.2	0.1	1.1
Amortization of net actuarial losses	10.0	1.4	8.6
Accumulated other comprehensive loss as of December 31, 2016	$(404.8)	$(100.3)	$(304.5)

As of December 31, 2016, the Company’s accumulated other comprehensive loss included net actuarial losses of approximately $384.7 million and net prior service cost of approximately $13.4 million related to the Company’s defined benefit pension plans and ENPP. The estimated net actuarial losses and net prior service cost for the defined benefit pension plans and ENPP expected to be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2017 are approximately $12.0 million and $1.2 million, respectively.

As of December 31, 2016, the Company’s accumulated other comprehensive loss included net actuarial losses of approximately $2.0 million and net prior service cost of approximately $3.4 million related to the Company’s U.S. and Brazilian postretirement health care benefit plans. The estimated net actuarial losses and net prior service cost for postretirement health care benefit plans expected to be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2017 are less than $0.1 million and approximately $0.2 million, respectively.

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans, ENPP and other postretirement plans with accumulated benefit obligations in excess of plan assets were $877.6 million, $823.8 million and $600.9 million, respectively, as of December 31, 2016, and $869.2 million, $816.9 million and $627.9 million, respectively, as of December 31, 2015. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s U.S.-based defined benefit pension plans and ENPP with accumulated benefit obligations in excess of plan assets were $118.1 million, $101.9 million and $36.2 million, respectively, as of December 31, 2016, and $112.2 million, $98.4 million and $38.1 million, respectively, as of December 31, 2015. The Company’s accumulated comprehensive loss as of December 31, 2016 reflects a reduction in equity of $403.5 million, net of taxes of $99.8 million, primarily related to the Company’s U.K. pension plan, where the projected benefit obligation exceeded the plan assets. In addition, the Company’s accumulated comprehensive loss as of December 31, 2016 reflects a reduction in equity of approximately $1.3 million, net of taxes of $0.5 million, related to the Company’s GIMA joint venture. The amount represents 50% of GIMA’s unrecognized net actuarial losses and unrecognized prior service cost associated with its pension plan. In addition, GIMA recognized a net actuarial loss due to settlements during 2016 of approximately $0.1 million. The Company’s accumulated comprehensive loss as of December 31, 2015 reflected a reduction in equity of $335.2 million, net of taxes of $87.1 million, primarily related to the Company’s U.K. pension plan, in which the projected benefit obligation exceeded the plan assets. In addition, the Company’s accumulated comprehensive loss as of December 31, 2015 reflected a reduction in equity of approximately $1.4 million, net of taxes of $0.5 million, related to the Company’s GIMA joint venture. This amount represented 50% of GIMA’s unrecognized net actuarial losses and unrecognized prior service cost associated with its pension plan. In addition, GIMA recognized a net actuarial loss due to settlements during 2015 of approximately $0.1 million.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted average assumptions used to determine the benefit obligation for the Company’s defined benefit pension plans and ENPP as of December 31, 2016 and 2015 are as follows:

	2016	2015
All plans:
Weighted average discount rate	2.7%	3.6%
Rate of increase in future compensation	1.5%-5.0%	2.0%-5.0%
U.S.-based plans:
Weighted average discount rate	4.25%	4.6%
Rate of increase in future compensation(1)	5.0%	5.0%
____________________________________

(1)	Applicable for U.S. unfunded, nonqualified plan.

The weighted average discount rate used to determine the benefit obligation for the Company’s postretirement benefit plans for the years ended December 31, 2016 and 2015 was 5.3% and 5.1%, respectively.

For the years ended December 31, 2016, 2015 and 2014, the Company used a globally consistent methodology to set the discount rate in the countries where its largest benefit obligations exist. In the United States, the United Kingdom and the Euro Zone, the Company constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of the Company’s benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the portfolio is constructed is consistent. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, in which high-quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy the Company’s U.S. pension plans’ projected benefit payments. In the United Kingdom and the Euro Zone, the discount rate is derived using a “yield curve approach,” in which an individual spot rate, or zero coupon bond yield, for each future annual period is developed to discount each future benefit payment and, thereby, determine the present value of all future payments. Under the settlement and yield curve approaches, the discount rate is set to equal the single discount rate that produces the same present value of all future payments. Effective January 1, 2016, the Company adopted a spot yield curve to determine the discount rate in the United Kingdom to measure the plan’s service cost and interest cost for the year ended December 31, 2016. Previously, the Company had utilized a single weighted-average discount rate derived from the “yield curve approach” to measure the plan’s benefit obligation, service cost and interest cost. Going forward, the Company has elected to utilize an approach that discounts the individual expected service cost and interest cost cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period.

For measuring the expected U.S. postretirement benefit obligation at December 31, 2016, the Company assumed a 7.0% health care cost trend rate for 2017 decreasing to 5.0% by 2025. For measuring the expected U.S. postretirement benefit obligation at December 31, 2015, the Company assumed a 7.25% health care cost trend rate for 2016 decreasing to 5.0% by 2025. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2016, the Company assumed a 11.8% health care cost trend rate for 2017, decreasing to 6.1% by 2028. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2015, the Company assumed a 12.6% health care cost trend rate for 2016, decreasing to 6.8% by 2026. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have had the following effect to service and interest cost for 2016 and the accumulated postretirement benefit obligation for both the U.S. and Brazilian postretirement plans at December 31, 2016 (in millions):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on service and interest cost	$0.2	$(0.2)
Effect on accumulated benefit obligation	$3.6	$(3.0)

The Company currently estimates its minimum contributions and benefit payments to its U.S.-based underfunded defined benefit pension plans and unfunded ENPP for 2017 will aggregate approximately $2.2 million. The Company currently estimates its benefit payments for 2017 to its U.S.-based postretirement health care and life insurance benefit plans will aggregate approximately $1.5 million and its benefit payments for 2017 to its Brazilian postretirement health care benefit plans will aggregate approximately less than $0.1 million. The Company currently estimates its minimum contributions for

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

underfunded plans and benefit payments for unfunded plans for 2017 to its non-U.S.-based defined benefit pension plans will aggregate approximately $26.6 million, of which approximately $19.0 million relates to its U.K. pension plan.

During 2016, approximately $47.9 million of benefit payments were made related to the Company’s defined benefit pension plans and ENPP. At December 31, 2016, the aggregate expected benefit payments for the Company’s defined benefit pension plans and ENPP are as follows (in millions):

2017	$41.9
2018	41.1
2019	41.2
2020	43.6
2021	44.9
2022 through 2026	243.3
$456.0

During 2016, approximately $1.2 million of benefit payments were made related to the Company’s U.S. and Brazilian postretirement benefit plans. At December 31, 2016, the aggregate expected benefit payments for the Company’s U.S. and Brazilian postretirement benefit plans are as follows (in millions):

2017	$1.6
2018	1.6
2019	1.6
2020	1.7
2021	1.8
2022 through 2026	9.2
$17.5

Investment Strategy and Concentration of Risk

The weighted average asset allocation of the Company’s U.S. pension benefit plans as of December 31, 2016 and 2015 are as follows:

Asset Category	2016	2015
Large and small cap domestic equity securities	29%	28%
International equity securities	11%	10%
Domestic fixed income securities	42%	44%
Other investments	18%	18%
Total	100%	100%

The weighted average asset allocation of the Company’s non-U.S. pension benefit plans as of December 31, 2016 and 2015 are as follows:

Asset Category	2016	2015
Equity securities	39%	44%
Fixed income securities	54%	36%
Other investments	7%	20%
Total	100%	100%

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

Insurance Contracts: Insurance contracts are valued using current prevailing interest rates.

The fair value of the Company’s pension assets as of December 31, 2016 is as follows (in millions):

	Total	Level 1	Level 2	Level 3
Equity securities:
Global equities	$103.6	$103.6	$—	$—
Non-U.S. equities	4.1	4.1	—	—
U.K. equities	109.1	109.1	—	—
U.S. large cap equities	6.2	6.2	—	—
U.S. small cap equities	4.3	4.3	—	—
Total equity securities	227.3	227.3	—	—
Fixed income:
Aggregate fixed income	118.0	118.0	—	—
International fixed income	191.9	191.9	—	—
Total fixed income share(1)	309.9	309.9	—	—
Alternative investments:
Private equity fund	2.4	—	—	2.4
Hedge funds measured at net asset value(4)	34.4	—	—	—
Total alternative investments(2)	36.8	—	—	2.4
Miscellaneous funds(3)	21.4	—	—	21.4
Cash and equivalents measured at net asset value(4)	6.3	—	—	—
Total assets	$601.7	$537.2	$—	$23.8
______________________________________

(1)
31% of “fixed income” securities are in foreign securities; 25% are in government treasuries; 19% are in investment-grade corporate bonds; 13% are in high-yield securities; and 12% are in other various fixed income securities.

(2)
32% of “alternative investments” are in relative value funds; 27% are in long-short equity funds; 23% are in event-driven funds; 12% are distributed in hedged and non-hedged funds; and 6% are in credit funds.

(3)	“Miscellaneous funds” is comprised of insurance contracts in Finland, Norway and Switzerland.

(4)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of Level 3 assets as of December 31, 2016 (in millions):

	Total	Alternative Investments	Miscellaneous Funds
Beginning balance as of December 31, 2015	$24.1	$2.4	$21.7
Actual return on plan assets:
(a) Relating to assets still held at reporting date	1.0	—	1.0
(b) Relating to assets sold during period	—	—	—
Purchases, sales and /or settlements	(0.8)	—	(0.8)
Foreign currency exchange rate changes	(0.5)	—	(0.5)
Ending balance as of December 31, 2016	$23.8	$2.4	$21.4

The fair value of the Company’s pension assets as of December 31, 2015 is as follows (in millions):

	Total	Level 1	Level 2	Level 3
Equity securities:
Global equities	$129.0	$129.0	$—	$—
Non-U.S. equities	3.9	3.9	—	—
U.K. equities	124.8	124.8	—	—
U.S. large cap equities	7.1	7.1	—	—
U.S. small cap equities	3.6	3.6	—	—
Total equity securities	268.4	268.4	—	—
Fixed income:
Aggregate fixed income	16.8	16.8	—	—
International fixed income	204.8	204.8	—	—
Total fixed income share(1)	221.6	221.6	—	—
Alternative investments:
Private equity fund	2.4	—	—	2.4
Hedge funds measured at net asset value(4)	109.2	—	—	—
Total alternative investments(2)	111.6	—	—	2.4
Miscellaneous funds(3)	21.7	—	—	21.7
Cash and equivalents measured at net asset value(4)	7.4	—	—	—
Total assets	$630.7	$490.0	$—	$24.1
_______________________________________

(1)	45% of “fixed income” securities are in investment-grade corporate bonds; 32% of “fixed income” securities are in government treasuries and 23% are in other various fixed income securities.

(2)
34% of “alternative investments” are in long-short equity funds; 26% are in event-driven funds; 13% are in relative value funds; 13% are in credit funds; 12% are distributed in hedged and non-hedged funds; and 2% are in multi-strategy funds.

(3)	“Miscellaneous funds” is comprised of insurance contracts in Finland, Norway and Switzerland.

(4)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of Level 3 assets as of December 31, 2015 (in millions):

	Total	Alternative Investments	Miscellaneous Funds
Beginning balance as of December 31, 2014	$23.7	$0.9	$22.8
Actual return on plan assets:
(a) Relating to assets still held at reporting date	2.6	1.0	1.6
(b) Relating to assets sold during period	0.1	0.1	—
Purchases, sales and /or settlements	0.2	0.4	(0.2)
Foreign currency exchange rate changes	(2.5)	—	(2.5)
Ending balance as of December 31, 2015	$24.1	$2.4	$21.7

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

The investment strategy for the plans’ portfolio of assets balances the requirement to generate returns with the need to control risk. The asset mix is recognized as the primary mechanism to influence the reward and risk structure of the pension fund investments in an effort to accomplish the plans’ funding objectives. The overall investment strategy for the U.S.-based pension plans is to achieve a mix of approximately 15% of assets for the near-term benefit payments and 85% for longer-term growth. The overall U.S. pension funds invest in a broad diversification of asset types. The Company’s U.S. target allocation of retirement fund investments is 30% large- and small-cap domestic equity securities, 12% international equity securities, 44% broad fixed income securities and 14% in alternative investments. The Company has noted that over very long periods, this mix of investments would achieve an average return of approximately 6.7%. In arriving at the choice of an expected return assumption of 6.0% for its U.S. plans for the year ended December 31, 2017, the Company has tempered this historical indicator with lower expectations for returns and changes to investments in the future as well as the administrative costs of the plans. The overall investment strategy for the non-U.S. based pension plans is to achieve a mix of approximately 30% of assets for the near-term benefit payments and 70% for longer-term growth. The overall non-U.S. pension funds invest in a broad diversification of asset types. The Company’s non-U.S. target allocation of retirement fund investments at December 31, 2016 was 40% equity securities, 55% broad fixed income investments and 5% in alternative investments. The majority of the Company’s non-U.S. pension fund investments are related to the Company’s pension plan in the United Kingdom. The Company has noted that over very long periods, this mix of investments would achieve an average return of approximately 6.3%. In arriving at the choice of an expected return assumption of 6.0% for its U.K.-based plans for the year ended December 31, 2017, the Company has tempered this historical indicator with lower expectations for returns and equity investment in the future as well as the administrative costs of the plans.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company maintains separate defined contribution plans covering certain employees, primarily in the United States, the United Kingdom and Brazil. Under the plans, the Company contributes a specified percentage of each eligible employee’s compensation. The Company contributed approximately $11.6 million, $12.0 million and $13.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

9.    Stockholders’ Equity

Common Stock

At December 31, 2016, the Company had 150,000,000 authorized shares of common stock with a par value of $0.01 per share, with approximately 79,465,393 shares of common stock outstanding and approximately 3,491,118 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) (Note 10).

Share Repurchase Program

During 2012, 2013, 2014 and 2016, the Company’s Board of Directors approved several share repurchase authorizations under which the Company was and is permitted to repurchase up to $1,350.0 million of shares of its common stock.
During 2016, 2015 and 2014, the Company repurchased 4,413,250, 5,541,930 and 10,066,322 shares of its common stock, respectively, for approximately $212.5 million, $287.5 million and $499.7 million, respectively, either through ASR agreements with financial institutions or through open market transactions. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the Company’s Consolidated Balance Sheets.

As of December 31, 2016, the remaining amount authorized to be repurchased is approximately $331.4 million. The authorization for $300.0 million of this amount will expire in December 2019. The remaining amount authorized has no expiration date.

Dividends

During 2013, the Company’s Board of Directors approved the initiation of quarterly cash dividends to its stockholders. of $0.10 per common share. During 2014, 2015, 2016, the Company’s Board of Directors approved an increase in the quarterly dividend to $0.11 per common share beginning in the first quarter of 2014, $0.12 per common share beginning in the first quarter of 2015, and $0.13 per common share beginning the first quarter of 2016, respectively, and on January 26, 2017, the Company’s Board of Directors approved an increase in the quarterly dividend to $0.14 per common share beginning the first quarter of 2017.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the years ended December 31, 2016 and 2015 (in millions):

	Defined Benefit Pension Plans	Cumulative Translation Adjustment	Deferred Net Gains (Losses) on Derivatives	Total
Accumulated other comprehensive loss, December 31, 2014	$(253.3)	$(653.1)	$(0.1)	$(906.5)
Other comprehensive loss before reclassifications	(2.4)	(556.1)	(4.6)	(563.1)
Net losses reclassified from accumulated other comprehensive loss	6.7	—	2.7	9.4
Other comprehensive income (loss), net of reclassification adjustments	4.3	(556.1)	(1.9)	(553.7)
Accumulated other comprehensive loss, December 31, 2015	(249.0)	(1,209.2)	(2.0)	(1,460.2)
Other comprehensive loss before reclassifications	(65.2)	80.8	(7.7)	7.9
Net losses reclassified from accumulated other comprehensive loss	9.7	—	1.0	10.7
Other comprehensive (loss) income, net of reclassification adjustments	(55.5)	80.8	(6.7)	18.6
Accumulated other comprehensive loss, December 31, 2016	$(304.5)	$(1,128.4)	$(8.7)	$(1,441.6)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the years ended December 31, 2016 and 2015 (in millions):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Consolidated Statements of Operations
	Year ended December 31, 2016 (1)	Year ended December 31, 2015 (1)
Derivatives:
Net (gains) losses on foreign currency contracts	$(1.0)	$2.6	Cost of goods sold
Net losses on interest rate contract	2.0	0.5	Interest expense, net
Reclassification before tax	1.0	3.1
	—	(0.4)	Income tax provision
Reclassification net of tax	$1.0	$2.7

Defined benefit pension plans:
Amortization of net actuarial losses	$10.0	$8.1	(2)
Amortization of prior service cost	1.2	0.6	(2)
Reclassification before tax	11.2	8.7
	(1.5)	(2.0)	Income tax provision
Reclassification net of tax	$9.7	$6.7

Net losses reclassified from accumulated other comprehensive loss	$10.7	$9.4
____________________________________

(1)	(Gains) losses included within the Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, respectively.

(2)
These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 8 to the Company’s Consolidated Financial Statements.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.    Stock Incentive Plan

Under the 2006 Plan, up to 10,000,000 shares of AGCO common stock may be issued. As of December 31, 2016, of the 10,000,000 shares reserved for issuance under the 2006 Plan, approximately 3,491,118 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, stock options, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Long-Term Incentive Plan and Related Performance Awards

The Company’s primary long-term incentive plan is a performance share plan that provides for awards of shares of the Company’s common stock based on achieving financial targets, such as targets for earnings per share, return on invested capital, operating margin and selling, general and administrative expenses and overhead levels, as determined by the Company’s Board of Directors. The stock awards under the 2006 Plan are earned over a performance period, and the number of shares earned is determined based on the cumulative or average results for the specified period, depending on the measurement. Performance periods for the Company’s primary long-term incentive plan are consecutive and overlapping three-year cycles, and performance targets are set at the beginning of each cycle. The primary long-term incentive plan provides for participants to earn 33% to 200% of the target awards depending on the actual performance achieved, with no shares earned if performance is below the established minimum target. Awards earned under the 2006 Plan are paid in shares of common stock at the end of each performance period. The compensation expense associated with these awards is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned.

Compensation expense recorded during 2016, 2015 and 2014 with respect to awards granted was based upon the stock price as of the grant date. The weighted average grant-date fair value of performance awards granted under the 2006 Plan during 2016, 2015 and 2014 was as follows:

	Years Ended December 31,
	2016	2015	2014
Weighted average grant-date fair value	$47.93	$45.54	$53.87

During 2016, the Company granted 1,351,350 performance awards related to varying performance periods. The awards granted assume the maximum target level of performance is achieved.

Performance award transactions during 2016 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Shares awarded but not earned at January 1	1,449,396
Shares awarded	1,351,350
Shares forfeited or unearned	(818,626)
Shares earned and vested	—
Shares awarded but not earned at December 31	1,982,120

The 2006 Plan allows for the participant to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state and employment taxes which would be payable at the time of grant. Based on the level of performance achieved as of December 31, 2016 and 2015, no shares were earned and vested or issued.

As of December 31, 2016, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $37.9 million, and the weighted average period over which it is expected to be recognized is approximately two years. This estimate is based on the current projected levels of performance of outstanding awards. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Units

During the year ended December 31, 2016, the Company granted 141,202 restricted stock unit (“RSU”) awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. Dividends will accrue on all unvested grants until the end of each vesting date within this grant’s three-year requisite service period. In January 2016, the Company amended its RSU award agreement such that dividends will not accrue on unvested grants over the requisite service period on all future RSU grants. The compensation expense associated with these awards is being amortized ratably over the requisite service period for the awards that are expected to vest. The weighted average grant-date fair value of the RSUs granted under the 2006 Plan during the year ended December 31, 2016 and 2015 was $45.10 and $44.03, respectively. RSU transactions during the year ended December 31, 2016 were as follows:

Shares awarded but not vested at January 1	137,396
Shares awarded	141,202
Shares forfeited	(9,418)
Shares vested	(46,450)
Shares awarded but not vested at December 31	222,730

As of December 31, 2016, the total compensation cost related to the unvested RSUs not yet recognized was approximately $6.4 million, and the weighted average period over which it is expected to be recognized is approximately two years.

Stock-settled Appreciation Rights

In addition to the performance share plans, certain executives and key managers are eligible to receive grants of SSARs. The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSARs at any time after the grant is vested but no later than seven years after the date of grant. The SSARs vest ratably over a four-year period from the date of grant. SSAR award grants made to certain executives and key managers under the 2006 Plan are made with the base price equal to the price of the Company’s common stock on the date of grant. The Company recorded stock compensation expense of approximately $3.8 million, $5.0 million and $5.2 million associated with SSAR award grants during 2016, 2015 and 2014, respectively. The compensation expense associated with these awards is being amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option pricing model.

The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Weighted average grant-date fair value	$7.98	$7.41	$13.11
Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	3.0	3.0	3.0
Risk-free interest rate	1.1%	0.9%	0.9%
Expected volatility	25.9%	25.9%	35.7%
Expected dividend yield	1.1%	1.1%	0.8%

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SSAR transactions during the year ended December 31, 2016 were as follows:

SSARs outstanding at January 1	1,319,911
SSARs granted	298,700
SSARs exercised	(129,275)
SSARs canceled or forfeited	(30,725)
SSARs outstanding at December 31	1,458,611
SSAR price ranges per share:
Granted	$ 46.58-48.41
Exercised	33.65-55.23
Canceled or forfeited	33.65-55.23
Weighted average SSAR exercise prices per share:
Granted	$46.60
Exercised	37.66
Canceled or forfeited	46.25
Outstanding at December 31	50.07

At December 31, 2016, the weighted average remaining contractual life of SSARs outstanding was approximately four years. As of December 31, 2016, the total compensation cost related to unvested SSARs not yet recognized was approximately $4.3 million and the weighted-average period over which it is expected to be recognized is approximately two years.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price as of December 31, 2016:

	SSARs Outstanding			SSARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable as of December 31, 2016	Weighted Average Exercise Price
$32.01-$43.88	310,825	5.0	$43.77	78,550	$43.45
$46.58-$63.64	1,147,786	3.7	$51.78	657,651	$53.30
	1,458,611			736,201	$52.25

The total fair value of SSARs vested during 2016 was approximately $4.4 million. There were 722,410 SSARs that were not vested as of December 31, 2016. The total intrinsic value of outstanding and exercisable SSARs as of December 31, 2016 was $11.5 million and $4.2 million, respectively. The total intrinsic value of SSARs exercised during 2016 was approximately $2.0 million.

The excess tax benefit realized for tax deductions in the United States related to the exercise of SSARs and vesting of RSU awards under the 2006 Plan was less than $0.1 million for the year ended December 31, 2016. The excess tax benefit realized for tax deductions in the United States related to the exercise of SSARs and vesting of RSU awards under the 2006 Plan was approximately $0.7 million for the year ended December 31, 2015. The shortfall in tax benefit realized for tax deductions in the United States related to the exercise of SSARs and vesting of performance awards under the 2006 Plan was approximately $0.2 million for the year ended December 31, 2014. The Company realized an insignificant tax benefit from the exercise of SSARs, vesting of performance awards, vesting of RSU awards and exercise of stock options in certain foreign jurisdictions during the years ended December 31, 2016, 2015 and 2014.

On January 24, 2017, the Company granted 267,650 performance award shares (subject to the Company achieving future target levels of performance), 284,500 SSARs and 109,803 of restricted stock units under the 2006 Plan.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Director Restricted Stock Grants

Pursuant to the 2006 Plan, all non-employee directors receive annual restricted stock grants of the Company’s common stock. All restricted stock grants made to the Company’s directors prior to April 24, 2014 were restricted as to transferability for a period of three years. Effective April 24, 2014, the shares granted on that date and all future grants made to the Company’s directors are restricted as to transferability for a period of one year. In the event a director departs from the Company’s Board of Directors, the non-transferability period expires immediately. The plan allows each director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes that would be payable at the time of grant. The 2016 grant was made on April 28, 2016 and equated to 20,232 shares of common stock, of which 15,395 shares of common stock were issued, after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.1 million during 2016 associated with these grants.

11.    Derivative Instruments and Hedging Activities

The Company has significant manufacturing operations in the United States, France, Germany, Finland and Brazil, and it purchases a portion of its tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. The Company also sells products in over 150 countries throughout the world. The Company’s most significant transactional foreign currency exposures are the Euro, Brazilian real and the Canadian dollar in relation to the United States dollar, and the Euro in relation to the British pound.

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

All derivatives are recognized on the Company’s Consolidated Balance Sheets at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a cash flow hedge of a forecasted transaction, (2) a fair value hedge of a recognized liability, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Derivative Transactions Designated as Hedging Instruments

Cash Flow Hedges
Foreign Currency Contracts

The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates. The changes in the fair values of these cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into “Cost of goods sold” during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions.

During 2016, 2015 and 2014, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was $111.2 million as of December 31, 2016. There were no outstanding foreign currency exchange cash flow hedge contracts as of December 31, 2015.

Interest Rate Contract

The Company monitors the mix of short-term and long-term debt regularly. From time to time, the Company manages the risk to interest rate fluctuations through the use of derivative financial instruments. During 2015, the Company entered into an interest rate swap instrument with a notional amount of €312.0 million (or approximately $329.2 million at December 31, 2016) and an expiration date of June 26, 2020. The swap was designated and accounted for as a cash flow hedge. Under the swap agreement, the Company pays a fixed interest rate of 0.33% plus the applicable margin, and the counterparty to the agreement pays a floating interest rate based on the three-month EURIBOR.

Changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss and are subsequently reclassified into “Interest expense, net” as a rate adjustment in the same period in which the related interest on the Company’s floating rate term loan facility affects earnings.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and earnings during 2016, 2015 and 2014 (in millions):

		Recognized in Earnings
	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
2016
Foreign currency contracts(1)	$(2.6)	Cost of goods sold	$1.0
Interest rate contract	(5.1)	Interest expense, net	(2.0)
Total	$(7.7)		$(1.0)
2015
Foreign currency contracts	$(2.3)	Cost of goods sold	$(2.4)
Interest rate contract	(2.3)	Interest expense, net	(0.3)
Total	$(4.6)		$(2.7)
2014
Foreign currency contracts	$(1.4)	Cost of goods sold	$(1.5)
(1) The outstanding contracts as of December 31, 2016 range in maturity through December 2017.

There was no ineffectiveness with respect to the cash flow hedges during the years ended December 31, 2016, 2015 and 2014.

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the years ended December 31, 2016, 2015 and 2014 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2013	$(0.3)	$(0.1)	$(0.2)
Net changes in fair value of derivatives	(1.3)	0.1	(1.4)
Net losses reclassified from accumulated other comprehensive loss into income	1.4	(0.1)	1.5
Accumulated derivative net losses as of December 31, 2014	(0.2)	(0.1)	(0.1)
Net changes in fair value of derivatives	(6.2)	(1.6)	(4.6)
Net losses reclassified from accumulated other comprehensive loss into income	3.1	0.4	2.7
Accumulated derivative net losses as of December 31, 2015	(3.3)	(1.3)	(2.0)
Net changes in fair value of derivatives	(7.8)	(0.1)	(7.7)
Net losses reclassified from accumulated other comprehensive loss into income	1.0	—	1.0
Accumulated derivative net losses as of December 31, 2016	$(10.1)	$(1.4)	$(8.7)

Fair Value Hedges

The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. During 2015, the Company entered into an interest rate swap instrument with a notional amount of $300.0 million and an expiration date of December 1, 2021 designated as a fair value hedge of the Company’s 5 7/8% senior notes (Note 7). Under the interest rate swap, the Company paid a floating interest rate based on the three-month LIBOR plus a spread of 4.14% and the counterparty to the agreement paid a fixed interest rate of 5 7/8%. The gains and losses related to changes in the fair value of the interest rate swap were recorded to “Interest expense, net” and offset changes in the fair value of the underlying hedged 5 7/8% senior notes.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the second quarter of 2016, the Company terminated the existing interest rate swap transaction and received cash proceeds of approximately $7.3 million. The resulting gain was deferred and is being amortized as a reduction to “Interest expense, net” over the remaining term of the Company’s 5 7/8% senior notes through December 1, 2021. Refer to Note 7 for further information.

Net Investment Hedges

The Company uses non-derivative and derivative instruments, to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates. For instruments that are designated as hedges of net investments in foreign operations, changes in the fair value of the derivative instruments are recorded in foreign currency translation adjustments, a component of accumulated other comprehensive loss, to offset changes in the value of the net investments being hedged. When the net investment in foreign operations is sold or substantially liquidates, the amounts recorded in accumulated other comprehensive loss are reclassified to earnings. To the extent foreign currency denominated debt is dedesignated from a net investment hedge relationship, changes in the value of the foreign currency denominated debt are recorded in earnings through the maturity date.

During 2015, the Company designated its €312.0 million (or approximately $329.2 million as of December 31, 2016) term loan facility with a maturity date of June 26, 2020 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment.

The following table summarizes the notional values and the after-tax impact of changes in the fair value of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of		Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Foreign currency denominated debt	$329.2	$338.9	$5.9	$4.6

There was no ineffectiveness with respect to the net investment hedge during the years ended December 31, 2016 and 2015.

Derivative Transactions Not Designated as Hedging Instruments

During 2016, 2015 and 2014, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of December 31, 2016 and 2015, the Company had outstanding foreign currency contracts with a notional amount of approximately $1,550.2 million and $1,533.9 million, respectively.

The following table summarizes the impact that changes in the fair value of derivatives not designated as hedging instruments had on earnings (in millions):

		For the Years Ended
	Classification of Gain (Loss)	December 31, 2016	December 31, 2015	December 31, 2014
Foreign currency contracts	Other expense, net	$(5.7)	$(67.3)	$(2.3)

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below sets forth the fair value of derivative instruments that were designated as hedging instruments and derivative instruments that were not designated as hedging instruments as of December 31, 2016 (in millions):

	Asset Derivatives as of December 31, 2016		Liability Derivatives as of December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.2	Other current liabilities	$3.8
Interest rate contract	Other noncurrent assets	—	Other noncurrent liabilities	6.4
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	6.3	Other current liabilities	3.2
Total derivative instruments		$6.5		$13.4

The table below sets forth the fair value of derivative instruments that were designated as hedging instruments and derivative instruments that were not designated as hedging instruments as of December 31, 2015 (in millions):

	Asset Derivatives as of December 31, 2015		Liability Derivatives as of December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Interest rate contract	Other noncurrent assets	$—	Other noncurrent liabilities	$5.9
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	4.8	Other current liabilities	7.9
Total derivative instruments		$4.8		$13.8

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.    Commitments and Contingencies

The future payments required under the Company’s significant commitments, excluding indebtedness, as of December 31, 2016 are as follows (in millions):

	Payments Due By Period
	2017	2018	2019	2020	2021	Thereafter	Total
Interest payments related to indebtedness(1)	$33.1	$29.2	$27.1	$47.0	$20.0	$7.3	$163.7
Capital lease obligations	4.7	3.5	1.8	0.9	0.4	0.1	11.4
Operating lease obligations	50.4	33.7	21.3	14.7	12.4	41.6	174.1
Unconditional purchase obligations(2)	65.8	6.6	0.7	0.7	0.2	—	74.0
Other short-term and long-term obligations(3)	78.2	51.3	38.9	39.1	36.8	68.0	312.3
Total contractual cash obligations	$232.2	$124.3	$89.8	$102.4	$69.8	$117.0	$735.5
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

	Amount of Commitment Expiration Per Period
	2017	2018	2019	2020	2021	Thereafter	Total
Guarantees	$57.9	$2.8	$2.0	$0.9	$0.2	$—	$63.8

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

At December 31, 2016, the Company guaranteed indebtedness owed to third parties of approximately $63.8 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2021. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees have historically been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid.

Other

At December 31, 2016, the Company had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $1,661.4 million. The outstanding contracts as of December 31, 2016 range in maturity through December 2017 (Note 11).

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

Total lease expense under noncancelable operating leases was $76.8 million, $77.2 million and $91.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Contingencies

The Environmental Protection Agency of Victoria, Australia (“EPA”) has provided the Company’s Australian subsidiary with a draft notice that the EPA is considering issuing to the subsidiary regarding remediation of contamination of a property located in a suburb of Melbourne, Australia. The property was owned and divested by the subsidiary before the subsidiary was acquired by the Company. The Australian subsidiary is in the process of reviewing the claims contained in the draft notice. At this time, the Company is not able to determine whether the subsidiary might have any liability, or, the nature and cost of any possible required remediation.

In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2016, not including interest and penalties, was approximately 131.5 million Brazilian Reais (or approximately $40.4 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s trading securities as of December 31, 2015 consisted of foreign-based government bonds. The fair value of the Company’s investments in trading securities classified as Level 2 were priced using nonbinding market prices that were corroborated by observable market data.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 are summarized below (in millions):

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$6.5	$—	$6.5
Derivative liabilities	$—	$13.4	$—	$13.4

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$4.8	$—	$4.8
Derivative liabilities	$—	$13.8	$—	$13.8
Long-term debt (5 7/8% Senior notes due 2021)	$—	$297.4	$—	$297.4
Trading securities	$—	$6.6	$—	$6.6

Cash and cash equivalents, accounts and notes receivable, and accounts payable are valued at their carrying amounts in the Company’s Consolidated Balance Sheets, due to the immediate or short-term maturity of these financial instruments.

The carrying amounts of long-term debt under the Company’s 1.056% senior term loan, credit facility, senior term loans due 2021 and senior term loans due between 2019 and 2026 (Note 7) approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At December 31, 2016, the estimated fair value of the Company’s 5 7/8% senior notes (Note 7), based on their listed market value, was approximately $318.5 million, compared to its carrying value of $306.6 million.

14.    Related Party Transactions

Rabobank, a financial institution based in the Netherlands, is a 51% owner in the Company’s finance joint ventures, which are located in the United States, Canada, Europe, Brazil, Argentina and Australia. Rabobank is also the principal agent and participant in the Company’s revolving credit facility (Note 7). The majority of the assets of the Company’s finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. During 2016, the Company made a total of approximately $2.8 million of additional investments in its retail finance joint venture in the Netherlands, primarily related to additional capital required as a result of increased retail finance portfolios during 2016. During both 2015 and 2014, the Company did not make additional investments in its finance joint ventures.

The Company’s finance joint ventures provide retail financing and wholesale financing to its dealers. The terms of the financing arrangements offered to the Company’s dealers are similar to arrangements the finance joint ventures provide to unaffiliated third parties. In addition, the Company transfers, on an ongoing basis, a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures (Note 4). The Company maintains a remarketing agreement with its U.S. finance joint venture (Note 12). In addition, as part of sales incentives provided to end users, the Company may from time to time subsidize interest rates of retail financing provided by its finance joint ventures. The cost of those programs is recognized at the time of sale to the Company’s dealers.

Tractors and Farm Equipment Limited (“TAFE”), in which the Company holds a 23.75% interest, manufactures Massey Ferguson-branded equipment primarily in India and also supplies tractors and components to the Company for sale in other markets. Mallika Srinivasan, who is the Chairman and Chief Executive Officer of TAFE, is currently a member of the Company’s Board of Directors. As of December 31, 2016, TAFE owned 12,150,152 shares of the Company’s common stock. The Company and TAFE are parties to an agreement pursuant to which, among other things, TAFE has agreed not to purchase in excess of 12,170,290 shares of the Company’s common stock, subject to certain adjustments, and the Company has agreed to

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

annually nominate a TAFE representative to its Board of Directors. During 2016, 2015 and 2014, the Company purchased approximately $128.5 million, $129.2 million and $149.0 million, respectively, of tractors and components from TAFE. During 2016, 2015 and 2014, the Company sold approximately $1.1 million, $2.2 million and $2.1 million, respectively, of parts to TAFE. The Company received dividends from TAFE of approximately $1.6 million, $1.7 million and $1.8 million during 2016, 2015 and 2014, respectively.

During 2016, 2015 and 2014, the Company paid approximately $3.1 million, $3.5 million and $3.8 million, respectively, to PPG Industries, Inc. for painting materials used in the Company’s manufacturing processes. The Company’s Chairman, President and Chief Executive Officer is currently a member of the board of directors of PPG Industries, Inc.

During 2016 and 2015, the Company paid approximately $2.0 million and $0.6 million, respectively, to Praxair, Inc. for propane, gas and welding, and laser consumables used in the Company’s manufacturing processes. In October 2015, the Company’s Chairman, President and Chief Executive Officer became a member of the board of directors of Praxair, Inc.

15.    Segment Reporting

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income (loss) from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income (loss) from operations for one segment may not be comparable to another segment. Segment results for the years ended December 31, 2016, 2015 and 2014 based on the Company’s current reportable segments are as follows (in millions):

Years Ended December 31,	North America	South America	Europe/Africa/ Middle East	Asia/Pacific	Consolidated
2016
Net sales	$1,807.7	$917.5	$4,206.0	$479.3	$7,410.5
Income from operations	39.1	19.9	417.7	11.4	488.1
Depreciation	62.5	22.9	121.0	17.0	223.4
Assets	958.1	735.0	1,691.4	340.5	3,725.0
Capital expenditures	45.3	56.0	91.5	8.2	201.0
2015
Net sales	$1,965.0	$949.0	$4,151.3	$402.0	$7,467.3
Income (loss) from operations	123.4	34.4	416.7	(27.6)	546.9
Depreciation	62.7	20.9	122.4	11.4	217.4
Assets	943.7	490.0	1,757.2	346.3	3,537.2
Capital expenditures	48.6	28.6	100.8	33.4	211.4
2014
Net sales	$2,414.2	$1,663.4	$5,158.5	$487.6	$9,723.7
Income (loss) from operations	219.2	134.0	500.2	(11.5)	841.9
Depreciation	60.1	26.5	138.7	14.1	239.4
Assets	1,026.9	719.8	2,036.0	353.8	4,136.5
Capital expenditures	70.9	45.6	136.3	48.7	301.5

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	2016	2015	2014
Segment income from operations	$488.1	$546.9	$841.9
Corporate expenses	(119.7)	(109.2)	(117.7)
Stock compensation (expense) credit	(16.9)	(11.6)	9.7
Restructuring expenses	(11.9)	(22.3)	(46.4)
Amortization of intangibles	(51.2)	(42.7)	(41.0)
Consolidated income from operations	$288.4	$361.1	$646.5

Segment assets	$3,725.0	$3,537.2	$4,136.5
Cash and cash equivalents	429.7	426.7	363.7
Receivables from affiliates	54.4	70.1	108.4
Investments in affiliates	414.9	392.9	424.1
Deferred tax assets, other current and noncurrent assets	560.7	448.6	585.3
Intangible assets, net	607.3	507.7	553.8
Goodwill	1,376.4	1,114.5	1,192.8
Consolidated total assets	$7,168.4	$6,497.7	$7,364.6

Net sales by customer location for the years ended December 31, 2016, 2015 and 2014 were as follows (in millions):

	2016	2015	2014
Net sales:
United States	$1,404.6	$1,624.0	$1,985.4
Canada	286.7	233.6	333.9
Germany	891.2	913.2	1,240.0
France	746.9	762.6	828.4
United Kingdom and Ireland	440.7	414.5	490.8
Finland and Scandinavia	677.7	637.0	808.4
Other Europe	1,127.9	1,077.7	1,376.0
South America	898.2	932.3	1,646.2
Middle East and Africa	321.6	346.4	414.9
Asia	266.8	201.0	253.6
Australia and New Zealand	212.6	201.1	234.1
Mexico, Central America and Caribbean	135.6	123.9	112.0
	$7,410.5	$7,467.3	$9,723.7

Net sales by product for the years ended December 31, 2016, 2015 and 2014 were as follows (in millions):

	2016	2015	2014
Net sales:
Tractors	$4,225.1	$4,244.1	$5,566.8
Replacement parts	1,211.3	1,204.4	1,390.1
Grain storage and protein production systems	892.5	766.2	851.0
Other machinery	521.6	629.6	875.3
Combines	302.8	331.9	581.0
Application equipment	257.2	291.1	459.5
	$7,410.5	$7,467.3	$9,723.7

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, plant and equipment and amortizable intangible assets by country as of December 31, 2016 and 2015 was as follows (in millions):

	2016	2015
United States	$594.6	$619.0
Germany	344.8	369.2
Brazil	210.4	143.6
Finland	145.9	165.2
China	130.0	150.0
Denmark	119.6	—
Italy	106.7	88.3
France	59.9	68.3
Other	172.3	165.9
	$1,884.2	$1,769.5

Effective January 1, 2017, the Company modified its system of reporting, resulting from changes to its internal management and organizational structure, which changed its reportable segments from North America; South America; Europe/Africa/Middle East; and Asia/Pacific to North America; South America; Europe/Middle East; and Asia/Pacific/Africa. The Asia/Pacific/Africa reportable segment includes the regions of Africa, Asia, Australia and New Zealand, and the Europe/Africa/ Middle East segment no longer includes certain markets in Africa. Effective January 1, 2017, these reportable segments are reflective of how the Company’s chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance.

16.    Subsequent Event

On February 9, 2017, the Company reached a binding agreement with the two largest shareholders of Kepler Weber S.A. (“Kepler Weber”) to acquire 35% of the outstanding shares. Kepler Weber is a Brazilian manufacturer of grain handling and storage equipment. The acquisition is subject to Brazilian competition authority approval, the Company ultimately acquiring a minimum of 65% of the outstanding shares of Kepler Weber, and other customary conditions.  The Company intends to launch a tender offer to acquire potentially all of the common shares held by the other shareholders. The price agreed by way of the binding agreement was 22.00 Reais per share (or approximately $7.03 per share), valuing Kepler Weber at 578.9 million Reais (or approximately $185.0 million).

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2016, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Based on this assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on the criteria referred to above.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2016. KPMG LLP’s report on internal control over financial reporting is set forth below.

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

We have audited AGCO Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AGCO Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AGCO Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AGCO Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
Atlanta, Georgia
February 28, 2017

Item 9B.    Other Information

None.

PART III
The information called for by Items 10, 11, 12, 13 and 14, if any, will be contained in our Proxy Statement for the 2017 Annual Meeting of Stockholders, which we intend to file in March 2017.

Item 10        Directors, Executive Officers and Corporate Governance

The information with respect to directors and committees required by this Item set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders in the sections entitled “Election of Directors” and “Board of Directors and Corporate Governance” is incorporated herein by reference. The information with respect to executive officers required by this Item set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders in the sections entitled “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

See the information under the heading “Available Information” set forth in Part I of this Form 10-K. The code of conduct referenced therein applies to our principal executive officer, principal financial officer, principal accounting officer and controller and the persons performing similar functions.

Item 11.        Executive Compensation

The information with respect to executive compensation and its establishment required by this Item set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders in the sections entitled “Board of Directors and Corporate Governance,” “Executive Compensation” and “Compensation Committee Report” is incorporated herein by reference.

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

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Awards Under the Plans	Weighted-Average Exercise Price of Outstanding Awards Under the Plans	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	3,663,461	$47.61	3,491,118
Equity compensation plans not approved by security holders	—	—	—
Total	3,663,461	$47.61	3,491,118

(b)	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders in the section entitled “Principal Holders of Common Stock” is incorporated herein by reference.

Item 13.        Certain Relationships and Related Party Transactions, and Director Independence

The information required by this Item set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders in the section entitled “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

Item 14.        Principal Accounting Fees and Services

The information required by this Item set forth in our 2017 Proxy Statement for the Annual Meeting of Stockholders in the sections entitled “Audit Committee Report” and “Board of Directors and Corporate Governance” is incorporated herein by reference.

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

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
3.1	Certificate of Incorporation	June 30, 2002, Form 10-Q, Exhibit 3.1
3.2	By-Laws	December 10, 2014, Form 8-K, Exhibit 3.1
4.1	Indenture dated as of December 5, 2011	December 6, 2011, Form 8-K, Exhibit 4.1
10.1	2006 Long-Term Incentive Plan*	January 22, 2015, Form 8-K, Exhibit 10.1
10.2	Form of Non-Qualified Stock Option Award Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.2
10.3	Form of Incentive Stock Option Award Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.3
10.4	Form of Stock Appreciation Rights Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.4
10.5	Form of Restricted Stock Units Agreement*	January 26, 2016, Form 8-K, Exhibit 10.1
10.6	Form of Performance Share Award*	March 31, 2006, Form 10-Q, Exhibit 10.6
10.7	Amended and Restated Management Incentive Plan*	March 25, 2013, Form DEF14A, Appendix A
10.8	Amended and Restated Executive Nonqualified Pension Plan*	October 2, 2015, Form 8-K, Exhibit 99.1
10.9	Executive Nonqualified Defined Contribution Plan*	December 31, 2015, Form 10-K, Exhibit 10.9
10.10	Employment and Severance Agreement with Martin Richenhagen*	December 31, 2009, Form 10-K, Exhibit 10.12
10.11	Employment and Severance Agreement with Andrew H. Beck*	March 31, 2010, Form 10-Q, Exhibit 10.2
10.12	Employment and Severance Agreement with Gary L. Collar*	June 30, 2008, Form 10-Q, Exhibit 10.6
10.13	Employment and Severance Agreement with Rob Smith*	December 31, 2015, Form 10-K, Exhibit 10.13
10.14	Employment and Severance Agreement with Hans-Bernd Veltmaat*	December 31, 2009, Form 10-K, Exhibit 10.17

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by References are AGCO Corporation
10.15	Debt Agreement dated December 18, 2014	December 31, 2014, Form 10-K, Exhibit 10.15
10.16	Amended and Restated Credit Agreement dated as of June 30, 2014	June 30, 2014, Form 10-Q, Exhibit 10.1; June 30, 2015, Form 10-Q, Exhibit 10.1
10.17	U.S. Receivables Purchase Agreement, dated December 22, 2009	December 23, 2009, Form 8-K, Exhibit 10.1; June 30, 2013, Form 10-Q, Exhibit 10.1
10.18	Amendment No. 2 to U.S. Receivables Purchase Agreement, dated February 16, 2016	December 31, 2015, Form 10-K, Exhibit 10.19
10.19	Canadian Receivables Purchase Agreement, dated December 22, 2009	December 23, 2009, Form 8-K, Exhibit 10.2; June 30, 2013, Form 10-Q, Exhibit 10.2
10.20	European Receivables Transfer Agreement, dated October 13, 2006	September 30, 2006, Form 10-Q, Exhibit 10.1; December 31, 2009, Form 10-K, Exhibit 10.21; June 30, 2010, Form 10-Q, Exhibit 10.1
10.21	French Receivables Purchase Agreement, dated February 19, 2010	December 31, 2009, Form 10-K, Exhibit 10.22
10.22	Letter Agreement, dated November 5, 2015, between AGCO International GmbH and TAFE International LLC, Turkey and Tractors and Farm Equipment Limited	September 30, 2015, Form 10-Q, Exhibit 10.1
10.23	Letter Agreement, dated August 29, 2014, between AGCO Corporation and Tractors and Farm Equipment Limited	September 4, 2014, Form 8-K, Exhibit 10.1
10.24	Farm and Machinery Distributor Agreement, dated January 1, 2012, between AGCO International GmbH and Tractors and Farm Equipment Limited	September 4, 2014, Form 8-K, Exhibit 10.2
10.25	Letter Agreement, dated August 3, 2007, between AGCO Corporation and Tractors and Farm Equipment Limited	September 4, 2014, Form 8-K, Exhibit 10.3
10.26	Consultancy Agreement, dated December 8, 2014, between AGCO Do Brasil Comércio E Industria Ltda and André Carioba*	December 10, 2014, Form 8-K, Exhibit 10.1
10.27	Current Director Compensation*	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
24.1	Powers of Attorney	Filed herewith
31.1	Certification of Martin Richenhagen	Filed herewith
31.2	Certification of Andrew H. Beck	Filed herewith
32.1	Certification of Martin Richenhagen and Andrew H. Beck	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

Item 16.        Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGCO Corporation

		By:	/s/ MARTIN RICHENHAGEN
Martin Richenhagen
Chairman of the Board, President and Chief Executive Officer
Dated:	February 28, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

	Signature	Title	Date
	/s/ MARTIN RICHENHAGEN	Chairman of the Board, President and Chief Executive Officer	February 28, 2017
Martin Richenhagen
	/s/ ANDREW H. BECK	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2017
Andrew H. Beck
	/s/ ROY V. ARMES *	Director	February 28, 2017
Roy V. Armes
	/s/ MICHAEL C. ARNOLD *	Director	February 28, 2017
Michael C. Arnold
	/s/ P. GEORGE BENSON *	Director	February 28, 2017
P. George Benson
	/s/ WOLFGANG DEML *	Director	February 28, 2017
Wolfgang Deml
	/s/ LUIZ F. FURLAN *	Director	February 28, 2017
Luiz F. Furlan
	/s/ GEORGE E. MINNICH *	Director	February 28, 2017
George E. Minnich
	/s/ GERALD L. SHAHEEN *	Director	February 28, 2017
Gerald L. Shaheen
	/s/ MALLIKA SRINIVASAN *	Director	February 28, 2017
Mallika Srinivasan
	/s/ HENDRIKUS VISSER *	Director	February 28, 2017
Hendrikus Visser

*By:	/s/ ANDREW H. BECK		February 28, 2017
Andrew H. Beck
Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 15 (A)(2)
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2016

SCHEDULE II

AGCO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged to Costs and Expenses	Deductions	Foreign Currency Translation	Balance at End of Period (1)
Year ended December 31, 2016
Allowances for sales incentive discounts	$254.0	$—	$293.7	$(312.1)	$1.4	$237.0
Year ended December 31, 2015
Allowances for sales incentive discounts	$255.0	$—	$335.0	$(325.9)	$(10.1)	$254.0
Year ended December 31, 2014
Allowances for sales incentive discounts	$236.6	$—	$409.1	$(385.2)	$(5.5)	$255.0

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged to Costs and Expenses	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2016
Allowances for doubtful accounts	$29.3	$2.2	$3.6	$(1.1)	$(0.3)	$33.7
Year ended December 31, 2015
Allowances for doubtful accounts	$32.1	$—	$5.6	$(3.0)	$(5.4)	$29.3
Year ended December 31, 2014
Allowances for doubtful accounts	$34.9	$0.5	$1.7	$(1.2)	$(3.8)	$32.1

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Reversal of Accrual	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2016
Accruals of severance, relocation and other integration costs	$16.9	$12.0	$(0.1)	$(13.3)	$(0.2)	$15.3
Year ended December 31, 2015
Accruals of severance, relocation and other integration costs	$25.4	$23.0	$(0.7)	$(29.5)	$(1.3)	$16.9
Year ended December 31, 2014
Accruals of severance, relocation and other integration costs	$—	$44.4	$—	$(18.8)	$(0.2)	$25.4

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged (Credited) to Costs and Expenses	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2016
Deferred tax valuation allowance	$75.8	$—	$37.9	$—	$2.3	$116.0
Year ended December 31, 2015
Deferred tax valuation allowance	$93.3	$—	$(4.5)	$—	$(13.0)	$75.8
Year ended December 31, 2014
Deferred tax valuation allowance	$77.2	$—	$22.8	$—	$(6.7)	$93.3
_____________________________________

(1)
As of December 31, 2016, approximately $202.5 million of this balance was recorded within “Accrued expenses” and approximately $34.5 million was recorded within “accounts receivable allowances” in the Company’s Consolidated Balance Sheets. As of December 31, 2015, approximately $229.5 million of this balance was recorded within “Accrued expenses” and approximately $24.5 million was recorded within “accounts receivable allowances” in the Company’s Consolidated Balance Sheets.