Form 10-Q
period 2017-03-31
AGCO CORP /DE
filed 2017-05-09
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 001-33767
AGCO CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	58-1960019
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4205 River Green Parkway Duluth, Georgia	30096
(Address of principal executive offices)	(Zip Code)
(770) 813-9200

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☒	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 5, 2017, there are 79,494,270 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$289.9	$429.7
Accounts and notes receivable, net	923.0	890.4
Inventories, net	1,775.4	1,514.8
Other current assets	371.2	330.8
Total current assets	3,359.5	3,165.7
Property, plant and equipment, net	1,369.6	1,361.3
Investment in affiliates	429.7	414.9
Deferred tax assets	101.7	99.7
Other assets	149.3	143.1
Intangible assets, net	596.8	607.3
Goodwill	1,388.0	1,376.4
Total assets	$7,394.6	$7,168.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$108.8	$85.4
Accounts payable	783.6	722.6
Accrued expenses	1,090.0	1,160.8
Other current liabilities	182.8	176.1
Total current liabilities	2,165.2	2,144.9
Long-term debt, less current portion and debt issuance costs	1,780.5	1,610.0
Pensions and postretirement health care benefits	266.3	270.0
Deferred tax liabilities	113.1	112.4
Other noncurrent liabilities	193.5	193.9
Total liabilities	4,518.6	4,331.2
Commitments and contingencies (Note 16)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2017 and 2016	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 79,475,360 and 79,465,393 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	0.8	0.8
Additional paid-in capital	114.0	103.3
Retained earnings	4,090.7	4,113.6
Accumulated other comprehensive loss	(1,394.3)	(1,441.6)
Total AGCO Corporation stockholders’ equity	2,811.2	2,776.1
Noncontrolling interests	64.8	61.1
Total stockholders’ equity	2,876.0	2,837.2
Total liabilities and stockholders’ equity	$7,394.6	$7,168.4

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended March 31,
	2017	2016
Net sales	$1,627.6	$1,559.3
Cost of goods sold	1,297.3	1,244.6
Gross profit	330.3	314.7
Selling, general and administrative expenses	223.2	211.2
Engineering expenses	73.0	71.2
Restructuring expenses	5.1	1.9
Amortization of intangibles	13.4	11.0
Income from operations	15.6	19.4
Interest expense, net	10.7	10.5
Other income, net	13.0	11.3
Loss before income taxes and equity in net earnings of affiliates	(8.1)	(2.4)
Income tax provision (benefit)	11.1	(0.4)
Loss before equity in net earnings of affiliates	(19.2)	(2.0)
Equity in net earnings of affiliates	11.0	12.2
Net (loss) income	(8.2)	10.2
Net income attributable to noncontrolling interests	(1.9)	(2.4)
Net (loss) income attributable to AGCO Corporation and subsidiaries	$(10.1)	$7.8
Net (loss) income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$(0.13)	$0.09
Diluted	$(0.13)	$0.09
Cash dividends declared and paid per common share	$0.14	$0.13
Weighted average number of common and common equivalent shares outstanding:
Basic	79.5	83.0
Diluted	79.5	83.1

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in millions)

	Three Months Ended March 31,
	2017	2016
Net (loss) income	$(8.2)	$10.2
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	42.7	94.8
Defined benefit pension plans, net of tax	2.9	2.2
Unrealized gain (loss) on derivatives, net of tax	3.3	(2.7)
Other comprehensive income, net of reclassification adjustments	48.9	94.3
Comprehensive income	40.7	104.5
Comprehensive income attributable to noncontrolling interests	(3.5)	(2.4)
Comprehensive income attributable to AGCO Corporation and subsidiaries	$37.2	$102.1

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(8.2)	$10.2
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	54.3	55.5
Deferred debt issuance cost amortization	0.2	0.4
Amortization of intangibles	13.4	11.0
Stock compensation expense	12.0	5.5
Equity in net earnings of affiliates, net of cash received	(6.3)	(8.3)
Deferred income tax benefit	(1.5)	(8.7)
Other	(0.2)	(0.1)
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(17.2)	(57.2)
Inventories, net	(234.4)	(214.9)
Other current and noncurrent assets	(43.3)	(66.9)
Accounts payable	63.7	8.3
Accrued expenses	(78.4)	(80.1)
Other current and noncurrent liabilities	(5.5)	(2.9)
Total adjustments	(243.2)	(358.4)
Net cash used in operating activities	(251.4)	(348.2)
Cash flows from investing activities:
Purchases of property, plant and equipment	(57.1)	(35.7)
Proceeds from sale of property, plant and equipment	0.8	0.5
Purchase of businesses, net of cash acquired	—	(38.8)
Investment in consolidated affiliates, net of cash acquired	—	(11.8)
Investments in unconsolidated affiliates	(0.8)	—
Restricted cash	—	(0.3)
Net cash used in investing activities	(57.1)	(86.1)
Cash flows from financing activities:
Proceeds from debt obligations	1,057.1	675.5
Repayments of debt obligations	(880.3)	(358.0)
Purchases and retirement of common stock	—	(60.0)
Payment of dividends to stockholders	(11.1)	(10.8)
Payment of minimum tax withholdings on stock compensation	(3.2)	(0.8)
Investments by noncontrolling interests	0.2	—
Net cash provided by financing activities	162.7	245.9
Effects of exchange rate changes on cash and cash equivalents	6.0	9.6
Decrease in cash and cash equivalents	(139.8)	(178.8)
Cash and cash equivalents, beginning of period	429.7	426.7
Cash and cash equivalents, end of period	$289.9	$247.9
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements of AGCO Corporation and its subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, comprehensive income (loss) and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Results for interim periods are not necessarily indicative of the results for the year.

Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires the service cost component of net periodic pension and postretirement benefit cost be included in the same line item as other compensation costs arising from services rendered by employees. The other components of net periodic pension and postretirement benefit cost are required to be classified outside the subtotal of income from operations. Of the components of net periodic pension and postretirement benefit cost, only the service cost component will be eligible for asset capitalization. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, using a retrospective approach for the presentation of the service cost component and other components of net periodic pension and postretirement benefit cost in the statement of operations; and a prospective approach for the capitalization of the service cost component of net periodic pension and postretirement benefit cost in assets. Early adoption is permitted for any interim or annual period. ASU 2017-07 allows a practical expedient for applying the retrospective presentation requirements. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations, financial condition and cash flows, but the Company has elected not to early adopt the standard for the year ended December 31, 2017.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates Step 2 from the goodwill impairment test. Under the standard, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, resulting in an impairment charge that is the amount by which the carrying amount exceeds the reporting unit’s fair value. The impairment charge, however, should not exceed the total amount of goodwill allocated to a reporting unit. The impairment assessment under ASU 2017-04 applies to all reporting units, including those with a zero or negative carrying amount. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods using a prospective approach. Early adoption is permitted for any interim or annual goodwill impairment test performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations, financial condition and cash flows.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash” (“ASU 2016-18”). which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim period within those annual periods using a retrospective approach. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of adopting this standard on the Company’s cash flows, but does not expect the standard to have a material impact.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

ASU 2016-16 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods using a modified retrospective approach. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations, financial condition and cash flows, but the Company has elected not to early adopt the standard for the year ended December 31, 2017.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-15 may be applied using a retrospective approach or a prospective approach, if impracticable to apply the amendments retrospectively. Early adoption is permitted in any interim or annual period. The Company adopted ASU 2016-15 on January 1, 2017 and the adoption did not have a material impact on its cash flows.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. In addition, the standard clarifies the statement of cash flow presentation for certain components of share-based awards. The Company adopted ASU 2016-09 on January 1, 2017 by prospectively recognizing excess tax benefits and tax deficiencies in the Company’s Condensed Consolidated Statements of Operations as the awards vest or were settled, when applicable, and by prospectively presenting excess tax benefits as an operating activity, rather than a financing activity, in the Company’s Condensed Consolidated Statements of Cash Flows, when applicable. In addition, the Company elected to change its accounting policy to recognize actual forfeitures, rather than estimate the number of awards that are expected to vest, by adjusting stock compensation expense in the same period as the forfeitures occur. The change in accounting policy was adopted using a modified retrospective approach, with a cumulative effect adjustment to “Retained Earnings” of approximately $1.7 million as of January 1, 2017 for the difference between stock compensation expense previously recorded and the amount that would have been recorded without assuming forfeitures.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which supersedes the existing lease guidance under current U.S. GAAP. ASU 2016-02 is based on the principle that entities should recognize assets and liabilities arising from leases. The standard does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Leases are classified as finance or operating. ASU 2016-02’s primary change is the requirement for entities to recognize a lease liability for payments and a right-of-use asset representing the right to use the leased asset during the term of an operating lease arrangement. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of 12 months or less. Lessors’ accounting under the standard is largely unchanged from the previous accounting standard. In addition, ASU 2016-02 expands the disclosure requirements of lease arrangements. The standard is effective for reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. Upon adoption, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations, financial condition and cash flows, but the Company has elected not to early adopt the standard for the year ended December 31, 2017.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides a single, comprehensive revenue recognition model for all contracts with customers with a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers at an amount that reflects the consideration expected to be received in exchange for those goods or services. Additional disclosures also will be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in those judgments. The standard is effective for reporting periods beginning after December 31, 2017, with early adoption permitted for reporting periods beginning after December 31, 2016.  Entities have the option to apply the new standard under a full retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

effect of initial adoption and application within the Condensed Consolidated Statement of Stockholders’ Equity.  The Company plans to adopt the new standard effective January 1, 2018 under the modified retrospective approach. Under the new model, the Company will begin to recognize an asset for the value of expected replacement parts returns.  While the Company has not yet completed its evaluation process, including the identification of new controls and processes designed to meet the requirements of the standard, at this time the Company has not identified any impacts to the consolidated financial statements that the Company believes will be material in the year of adoption.

2.    RESTRUCTURING EXPENSES

Beginning in 2014 through 2017, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities located in Europe, China, Brazil, Argentina and the United States, as well as various administrative offices located in Europe, Brazil, China and the United States in order to reduce costs in response to softening global market demand and lower production volumes. The aggregate headcount reduction was approximately 2,750 employees in 2014, 2015 and 2016. During the three months ended March 31, 2017, the Company recorded severance and related costs associated with various rationalizations in the United States, South America and Europe, in connection with the termination of approximately 200 employees. The components of the restructuring expenses are summarized as follows (in millions):

	Write-down of Property, Plant and Equipment	Employee Severance	Facility Closure Costs	Total
Balance as of December 31, 2016	$—	$14.5	$0.8	$15.3
First quarter 2017 provision	0.2	4.9	—	5.1
Less: Non-cash expense	(0.2)	—	—	(0.2)
Cash expense	—	4.9	—	4.9
First quarter 2017 cash activity	—	(5.0)	(0.8)	(5.8)
Foreign currency translation	—	0.2	—	0.2
Balance as of March 31, 2017	$—	$14.6	$—	$14.6

3.    STOCK COMPENSATION PLANS

The Company recorded stock compensation expense as follows for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,
	2017	2016
Cost of goods sold	$0.6	$0.4
Selling, general and administrative expenses	11.4	5.1
Total stock compensation expense	$12.0	$5.5

Stock Incentive Plan

Under the Company’s 2006 Long Term Incentive Plan (the “2006 Plan”), up to 10,000,000 shares of AGCO common stock may be issued. As of March 31, 2017, of the 10,000,000 shares reserved for issuance under the 2006 Plan, approximately 2,974,390 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Long-Term Incentive Plan and Related Performance Awards

The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the three months ended March 31, 2017 and 2016 was $61.83 and $47.94, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

During the three months ended March 31, 2017, the Company granted 531,596 performance awards related to varying performance periods. The awards granted assume the maximum target level of performance is achieved, as applicable. The compensation expense associated with all awards granted under the 2006 Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Performance award transactions during the three months ended March 31, 2017 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan awards:

Shares awarded but not earned at January 1	1,982,120
Shares awarded	531,596
Shares forfeited or unearned	(177,584)
Shares earned	—
Shares awarded but not earned at March 31	2,336,132

During the three months ended March 31, 2017, the Company recorded approximately $4.8 million of accelerated stock compensation expense associated with a waived stock award declined by the Company’s CEO.

As of March 31, 2017, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $51.5 million, and the weighted average period over which it is expected to be recognized is approximately two years. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

Restricted Stock Unit Awards

During the three months ended March 31, 2017, the Company granted 108,588 restricted stock unit (“RSU”) awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. The compensation expense associated with these awards is amortized ratably over the requisite service period for the awards that are expected to vest. The weighted average grant-date fair value of the RSUs granted under the 2006 Plan during the three months ended March 31, 2017 and 2016 was $61.83 and $45.05, respectively. RSU transactions during the three months ended March 31, 2017 were as follows:

Shares awarded but not vested at January 1	222,730
Shares awarded	108,588
Shares forfeited	(1,318)
Shares vested	(86,783)
Shares awarded but not vested at March 31	243,217

As of March 31, 2017, the total compensation cost related to the unvested RSUs not yet recognized was approximately $11.6 million, and the weighted average period over which it is expected to be recognized is approximately two years.

Stock-Settled Appreciation Rights

Compensation expense associated with the stock-settled appreciation rights (“SSAR”) awards is amortized ratably over the requisite service period for the awards that are expected to vest. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. SSAR transactions during the three months ended March 31, 2017 were as follows:

SSARs outstanding at January 1	1,458,611
SSARs granted	284,500
SSARs exercised	(223,019)
SSARs canceled or forfeited	(3,000)
SSARs outstanding at March 31	1,517,092

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

As of March 31, 2017, the total compensation cost related to the unvested SSARs not yet recognized was approximately $6.7 million, and the weighted average period over which it is expected to be recognized is approximately three years.

Director Restricted Stock Grants

The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The 2017 grant was made on April 27, 2017 and equated to 14,968 shares of common stock, of which 12,066 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.0 million during the three months ended June 30, 2017 associated with these grants.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of acquired intangible assets during the three months ended March 31, 2017 are summarized as follows (in millions):

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2016	$179.2	$558.0	$122.1	$8.5	$867.8
Foreign currency translation	1.0	2.9	1.1	0.1	5.1
Balance as of March 31, 2017	$180.2	$560.9	$123.2	$8.6	$872.9

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2016	$49.7	$233.0	$59.5	$2.7	$344.9
Amortization expense	2.4	9.2	1.8	—	13.4
Foreign currency translation	0.2	1.7	0.5	0.1	2.5
Balance as of March 31, 2017	$52.3	$243.9	$61.8	$2.8	$360.8

Trademarks and Tradenames
Indefinite-lived intangible assets:
Balance as of December 31, 2016	$84.4
Foreign currency translation	0.3
Balance as of March 31, 2017	$84.7
The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from five to 50 years.

Changes in the carrying amount of goodwill during the three months ended March 31, 2017 are summarized as follows (in millions):

	North America	South America	Europe/Middle East	Asia/ Pacific/Africa	Consolidated
Balance as of December 31, 2016	$543.9	$138.8	$581.9	$111.8	$1,376.4
Foreign currency translation	—	3.8	6.6	1.2	11.6
Balance as of March 31, 2017	$543.9	$142.6	$588.5	$113.0	$1,388.0

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.

5.    INDEBTEDNESS

Indebtedness consisted of the following at March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017	December 31, 2016
1.056% Senior term loan due 2020	$213.7	$211.0
Credit facility, expiring 2020	518.3	329.2
Senior term loan due 2021	320.6	316.5
5 7/8% Senior notes due 2021	306.3	306.6
Senior term loans due between 2019 and 2026	400.7	395.6
Other long-term debt	134.6	141.6
Debt issuance costs	(4.9)	(5.1)
	1,889.3	1,695.4
Less: Current portion of other long-term debt	(108.8)	(85.4)
Total indebtedness, less current portion	$1,780.5	$1,610.0

1.056% Senior Term Loan

In December 2014, the Company entered into a term loan with the European Investment Bank, which provided the Company with the ability to borrow up to €200.0 million. The €200.0 million (or approximately $213.7 million as of March 31, 2017) of funding was received on January 15, 2015 with a maturity date of January 15, 2020. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.056% per annum, payable quarterly in arrears.

Credit Facility

The Company’s revolving credit and term loan facility consists of an $800.0 million multi-currency revolving credit facility and a €312.0 million (or approximately $333.4 million as of March 31, 2017) term loan facility. The maturity date of the credit facility is June 26, 2020. Under the credit facility agreement, interest accrues on amounts outstanding, at the Company’s option, depending on the currency borrowed, at either (1) LIBOR or EURIBOR plus a margin ranging from 1.0% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0% plus a margin ranging from 0.0% to 0.25% based on the Company’s leverage ratio. As is more fully described in Note 10, the Company entered into an interest rate swap in 2015 to convert the term loan facility’s floating interest rate to a fixed interest rate of 0.33% plus the applicable margin over the remaining life of the term loan facility. As of March 31, 2017, the Company had $518.3 million of outstanding borrowings under the credit facility and the ability to borrow approximately $615.1 million under the facility. Approximately $184.9 million was outstanding under the multi-currency revolving credit facility and €312.0 million (or approximately $333.4 million) was outstanding under the term loan facility as of March 31, 2017. As of December 31, 2016, no amounts were outstanding under the Company’s multi-currency revolving credit facility, and the Company had the ability to borrow approximately $800.0 million under the facility. Approximately €312.0 million (or approximately $329.2 million) was outstanding under the term loan facility as of December 31, 2016.

During 2015, the Company designated its €312.0 million ($333.4 million as of March 31, 2017) term loan facility as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. See Note 10 for additional information about the net investment hedge.

Senior Term Loan Due 2021

In April 2016, the Company entered into two term loan agreements with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), in the amount of €100.0 million and €200.0 million, respectively. The €300.0 million (or

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

approximately $320.6 million as of March 31, 2017) of funding was received on April 26, 2016 and was partially used to repay a senior term loan with Rabobank which was due May 2, 2016. The Company received net proceeds of approximately €99.6 million (or approximately $112.2 million) after debt issuance costs. The provisions of the two term loans are identical in nature. The Company has the ability to prepay the term loans before their maturity date on April 26, 2021. Interest is payable on the term loans per annum, equal to the EURIBOR plus a margin ranging from 1.0% to 1.75% based on the Company’s net leverage ratio. Interest is paid quarterly in arrears.

5 7/8%  Senior Notes

The Company’s $306.3 million of 5 7/8% senior notes due December 1, 2021 constitute senior unsecured and unsubordinated indebtedness. Interest is payable on the notes semi-annually in arrears. At any time prior to September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date at the treasury rate plus 0.5%, plus accrued and unpaid interest, including additional interest, if any. Beginning September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any. As is more fully described in Note 10, the Company entered into an interest rate swap in 2015 to convert the senior notes’ fixed interest rate to a floating interest rate over the remaining life of the senior notes. During 2016, the Company terminated the interest rate swap. As a result, the Company recorded a deferred gain of approximately $7.3 million associated with the termination, which will be amortized as a reduction to “Interest expense, net” over the remaining term of the 5 7/8% senior notes through December 1, 2021. As of March 31, 2017, the unamortized portion of the deferred gain was approximately $6.3 million and the amortization for the three months ended March 31, 2017 was approximately $0.3 million.

Senior Term Loans Due Between 2019 and 2026

In October 2016, the Company borrowed an aggregate amount of €375.0 million (or approximately $400.7 million as of March 31, 2017) through a group of seven related term loan agreements. The Company received net proceeds of approximately €373.2 million (or approximately $409.5 million as of October 19, 2016) after debt issuance costs and were used to repay borrowings made under the Company’s revolving credit facility. The provisions of the term loan agreements are identical in nature, with the exception of interest rate terms and maturities. The Company has the ability to prepay the term loans before their maturity dates. Interest is payable on the term loans in arrears either semi-annually or annually as provided below (in millions):

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
€375.0

Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At March 31, 2017 and December 31, 2016, outstanding letters of credit totaled $15.2 million and $17.1 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

6.    INVENTORIES

Inventories at March 31, 2017 and December 31, 2016 were as follows (in millions):

	March 31, 2017	December 31, 2016
Finished goods	$667.7	$589.3
Repair and replacement parts	565.9	532.5
Work in process	192.3	113.8
Raw materials	349.5	279.2
Inventories, net	$1,775.4	$1,514.8

7.    PRODUCT WARRANTY

The warranty reserve activity for the three months ended March 31, 2017 and 2016 consisted of the following (in millions):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$255.6	$230.3
Acquisitions	—	0.6
Accruals for warranties issued during the period	51.5	44.0
Settlements made (in cash or in kind) during the period	(39.9)	(40.6)
Foreign currency translation	2.9	7.4
Balance at March 31	$270.1	$241.7

The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $237.2 million and $223.1 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, respectively. Approximately $32.9 million and $32.5 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

8.    NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during each period. Diluted net (loss) income per common share assumes the exercise of outstanding SSARs and the vesting of performance share awards and RSUs using the treasury stock method when the effects of such assumptions are dilutive. A reconciliation of net (loss) income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net (loss) income per share for the three months ended March 31, 2017 and 2016 is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2017	2016
Basic net (loss) income per share:
Net (loss) income attributable to AGCO Corporation and subsidiaries	$(10.1)	$7.8
Weighted average number of common shares outstanding	79.5	83.0
Basic net (loss) income per share attributable to AGCO Corporation and subsidiaries	$(0.13)	$0.09
Diluted net (loss) income per share:
Net (loss) income attributable to AGCO Corporation and subsidiaries	$(10.1)	$7.8
Weighted average number of common shares outstanding	79.5	83.0
Dilutive SSARs, performance share awards and RSUs	—	0.1
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net (loss) income per share	79.5	83.1
Diluted net (loss) income per share attributable to AGCO Corporation and subsidiaries	$(0.13)	$0.09

SSARs to purchase approximately 0.3 million and 1.5 million shares of the Company’s common stock for the three months ended March 31, 2017 and 2016, respectively, were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact. In addition, the weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net (loss) income per share above do not include the impact of dilutive SSARs, performance share awards and RSUs for the three months ended March 31, 2017 as the impact would have been antidilutive. The number of shares excluded from the weighted average number of common shares and common share equivalents outstanding was approximately 0.6 million shares for the three months ended March 31, 2017.

9.    INCOME TAXES

At March 31, 2017 and December 31, 2016, the Company had approximately $144.2 million and $139.9 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At March 31, 2017 and December 31, 2016, the Company had approximately $46.1 million and $47.0 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At March 31, 2017 and December 31, 2016, the Company had accrued interest and penalties related to unrecognized tax benefits of $17.6 million and $16.4 million, respectively. Generally, tax years 2011 through 2016 remain open to examination by taxing authorities in the United States and certain other foreign tax jurisdictions.

10.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions.

During 2017, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was $115.7 million and $111.2 million as of March 31, 2017 and December 31, 2016, respectively.

Interest Rate Contract

The Company monitors the mix of short-term and long-term debt regularly. From time to time, the Company manages the risk to interest rate fluctuations through the use of derivative financial instruments. During 2015, the Company entered into an interest rate swap instrument with a notional amount of €312.0 million (or approximately $333.4 million at March 31, 2017) and an expiration date of June 26, 2020. The swap was designated and accounted for as a cash flow hedge. Under the swap agreement, the Company pays a fixed interest rate of 0.33% plus the applicable margin, and the counterparty to the agreement pays a floating interest rate based on the three-month EURIBOR.

Changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss and are subsequently reclassified into “Interest expense, net” as a rate adjustment in the same period in which the related interest on the Company’s floating rate term loan facility affects earnings.

The following table summarizes the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and earnings during the three months ended March 31, 2017 and 2016 (in millions):

		Recognized in Earnings
Three Months Ended March 31,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Loss Reclassified from Accumulated Other Comprehensive Loss into Income
2017
Foreign currency contracts(1)	$1.4	Cost of goods sold	$(0.7)
Interest rate contract	0.6	Interest expense, net	(0.6)
Total	$2.0		$(1.3)
2016
Interest rate contract	$(3.0)	Interest expense, net	$(0.3)
(1) The outstanding contracts as of March 31, 2017 range in maturity through December 2017.

There was no ineffectiveness with respect to the cash flow hedges during the three months ended March 31, 2017 and 2016.

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended March 31, 2017 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2016	$(10.1)	$(1.4)	$(8.7)
Net changes in fair value of derivatives	2.0	—	2.0
Net losses reclassified from accumulated other comprehensive loss into income	1.3	—	1.3
Accumulated derivative net losses as of March 31, 2017	$(6.8)	$(1.4)	$(5.4)

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Fair Value Hedges

The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. During 2015, the Company entered into an interest rate swap instrument with a notional amount of $300.0 million and an expiration date of December 1, 2021 designated as a fair value hedge of the Company’s 5 7/8% senior notes (Note 5). Under the interest rate swap, the Company paid a floating interest rate based on the three-month LIBOR plus a spread of 4.14% and the counterparty to the agreement paid a fixed interest rate of 5 7/8%. The gains and losses related to changes in the fair value of the interest rate swap were recorded to “Interest expense, net” and offset changes in the fair value of the underlying hedged 5 7/8% senior notes.

During 2016, the Company terminated the existing interest rate swap transaction and received cash proceeds of approximately $7.3 million. The resulting gain was deferred and is being amortized as a reduction to “Interest expense, net” over the remaining term of the Company’s 5 7/8% senior notes through December 1, 2021. Refer to Note 5 for further information.

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

During 2015, the Company designated its €312.0 million (or approximately $333.4 million as of March 31, 2017) term loan facility with a maturity date of June 26, 2020 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment.

The following table summarizes the notional values and the after-tax impact of changes in the fair value of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of		Loss Recognized in Accumulated Other Comprehensive Loss for the Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2017	March 31, 2016
Foreign currency denominated debt	$333.4	$329.2	$(4.2)	$(10.0)

There was no ineffectiveness with respect to the net investment hedge during the three months ended March 31, 2017 and 2016.

Derivative Transactions Not Designated as Hedging Instruments

During 2017 and 2016, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of March 31, 2017 and December 31, 2016, the Company had outstanding foreign currency contracts with a notional amount of approximately $1,252.0 million and $1,550.2 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the impact that changes in the fair value of derivatives not designated as hedging instruments had on earnings (in millions):

		For the Three Months Ended
	Classification of Gain	March 31, 2017	March 31, 2016
Foreign currency contracts	Other expense, net	$3.8	$8.3

The table below sets forth the fair value of derivative instruments as of March 31, 2017 (in millions):

	Asset Derivatives as of March 31, 2017		Liability Derivatives as of March 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.4	Other current liabilities	$1.8
Interest rate contract	Other noncurrent assets	—	Other noncurrent liabilities	5.3
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	3.1	Other current liabilities	6.9
Total derivative instruments		$3.5		$14.0

The table below sets forth the fair value of derivative instruments as of December 31, 2016 (in millions):

	Asset Derivatives as of December 31, 2016		Liability Derivatives as of December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.2	Other current liabilities	$3.8
Interest rate contract	Other noncurrent assets	—	Other noncurrent liabilities	6.4
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	6.3	Other current liabilities	3.2
Total derivative instruments		$6.5		$13.4

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

11.    CHANGES IN STOCKHOLDERS’ EQUITY

The following table sets forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three months ended March 31, 2017 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2016	$0.8	$103.3	$4,113.6	$(1,441.6)	$61.1	$2,837.2
Stock compensation	—	13.7	—	—	—	13.7
Issuance of stock awards	—	(2.1)	—	—	—	(2.1)
SSARs exercised	—	(0.9)	—	—	—	(0.9)
Comprehensive income:
Net (loss) income	—	—	(10.1)	—	1.9	(8.2)
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	41.1	1.6	42.7
Defined benefit pension plans, net of tax	—	—	—	2.9	—	2.9
Unrealized gain on derivatives, net of tax	—	—	—	3.3	—	3.3
Payment of dividends to stockholders	—	—	(11.1)	—	—	(11.1)
Investment by noncontrolling interests	—	—	—	—	0.2	0.2
Adjustment related to the adoption of ASU 2016-09	—	—	(1.7)	—	—	(1.7)
Balance, March 31, 2017	$0.8	$114.0	$4,090.7	$(1,394.3)	$64.8	$2,876.0

Total comprehensive income attributable to noncontrolling interests for the three months ended March 31, 2017 and 2016 was as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Net income	$1.9	$2.4
Other comprehensive income:
Foreign currency translation adjustments	1.6	—
Total comprehensive income	$3.5	$2.4

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the three months ended March 31, 2017 (in millions):

	Defined Benefit Pension Plans	Deferred Net (Losses) Gains on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2016	$(304.5)	$(8.7)	$(1,128.4)	$(1,441.6)
Other comprehensive income before reclassifications	—	2.0	41.1	43.1
Net losses reclassified from accumulated other comprehensive loss	2.9	1.3	—	4.2
Other comprehensive income, net of reclassification adjustments	2.9	3.3	41.1	47.3
Accumulated other comprehensive loss, March 31, 2017	$(301.6)	$(5.4)	$(1,087.3)	$(1,394.3)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three months ended March 31, 2017 and 2016 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31, 2017(1)	Three Months Ended March 31, 2016(1)
Derivatives:
Net losses on foreign currency contracts	$0.7	$—	Cost of goods sold
Net losses on interest rate contracts	0.6	0.4	Interest expense, net
Reclassification before tax	1.3	0.4
	—	(0.2)	Income tax provision
Reclassification net of tax	$1.3	$0.2

Defined benefit pension plans:
Amortization of net actuarial losses	$3.0	$2.6	(2)
Amortization of prior service cost	0.4	0.3	(2)
Reclassification before tax	3.4	2.9
	(0.5)	(0.7)	Income tax provision
Reclassification net of tax	$2.9	$2.2

Net losses reclassified from accumulated other comprehensive loss	$4.2	$2.4
____________________________________
(1) Losses included within the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 13 to the Company’s Condensed Consolidated Financial Statements.

Share Repurchase Program

As of March 31, 2017, the remaining amount authorized to be repurchased is approximately $331.4 million. The authorization for $300.0 million of this amount will expire in December 2019. The remaining amount of $31.4 million authorized has no expiration date.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

As of March 31, 2017 and December 31, 2016, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. As of both March 31, 2017 and December 31, 2016, the receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements were approximately $1.1 billion.

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
Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $8.3 million and $4.8 million during the three months ended March 31, 2017 and 2016.

The Company’s finance joint ventures in Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of March 31, 2017 and December 31, 2016, these finance joint ventures had approximately $44.0 million and $41.5 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

13.    EMPLOYEE BENEFIT PLANS

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three months ended March 31, 2017 and 2016 are set forth below (in millions):

	Three Months Ended March 31,
Pension benefits	2017	2016
Service cost	$4.2	$4.1
Interest cost	5.0	6.4
Expected return on plan assets	(8.7)	(10.2)
Amortization of net actuarial loss	3.0	2.6
Amortization of prior service cost	0.3	0.3
Net periodic pension cost	$3.8	$3.2

	Three Months Ended March 31,
Postretirement benefits	2017	2016
Interest cost	$0.4	$0.4
Amortization of prior service cost	0.1	—
Net periodic postretirement benefit cost	$0.5	$0.4

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s defined pension and postretirement benefit plans during the three months ended March 31, 2017 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2016	$(404.8)	$(100.3)	$(304.5)
Amortization of net actuarial losses	3.0	0.5	2.5
Amortization of prior service cost	0.4	—	0.4
Accumulated other comprehensive loss as of March 31, 2017	$(401.4)	$(99.8)	$(301.6)

During the three months ended March 31, 2017, approximately $8.8 million of contributions had been made to the Company’s defined pension benefit plans. The Company currently estimates its minimum contributions for 2017 to its defined pension benefit plans will aggregate approximately $28.1 million.
During the three months ended March 31, 2017, the Company made approximately $0.6 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.5 million of contributions to its postretirement health care and life insurance benefit plans during 2017.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

The Company enters into foreign currency and interest rate swap contracts. The fair values of the Company’s derivative instruments are determined using discounted cash flow valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these discounted cash flow valuation models for derivative instruments include the applicable exchange rates, forward rates or interest rates. Such models used for option contracts also use implied volatility. See Note 10 for a discussion of the Company’s derivative instruments and hedging activities.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 are summarized below (in millions):

	As of March 31, 2017
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$3.5	$—	$3.5
Derivative liabilities	$—	$14.0	$—	$14.0

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$6.5	$—	$6.5
Derivative liabilities	$—	$13.4	$—	$13.4

The carrying amounts of long-term debt under the Company’s 1.056% senior term loan, credit facility, senior term loans due 2021 and senior term loans due between 2019 and 2026 (Note 5) approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At March 31, 2017 and December 31, 2016, the estimated fair value of the Company’s 5 7/8% senior notes (Note 5), based on their listed market values, was approximately $326.1 million and $318.5 million, respectively, compared to its carrying value of $306.3 million and $306.6 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

15.    SEGMENT REPORTING

Effective January 1, 2017, the Company modified its system of reporting, resulting from changes to its internal management and organizational structure, which changed its reportable segments from North America; South America; Europe/Africa/Middle East; and Asia/Pacific to North America; South America; Europe/Middle East; and Asia/Pacific/Africa. The Asia/Pacific/Africa reportable segment includes the regions of Africa, Asia, Australia and New Zealand, and the Europe/Middle East segment no longer includes certain markets in Africa. Effective January 1, 2017, these reportable segments are reflective of how the Company’s chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance. Disclosures for both the three months ended March 31, 2017 and 2016, as well as the year ended December 31, 2016, have been adjusted to reflect the change in reportable segments.

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income (loss) from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income (loss) from operations for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 2017 and 2016 and assets as of March 31, 2017 and December 31, 2016 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended March 31,	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
2017
Net sales	$382.6	$222.2	$892.5	$130.3	$1,627.6
Income from operations	2.5	2.2	65.3	2.1	72.1
Depreciation	14.2	6.8	28.7	4.6	54.3
Capital expenditures	22.0	11.7	21.0	2.4	57.1
2016
Net sales	$408.4	$144.2	$899.1	$107.6	$1,559.3
(Loss) income from operations	(0.7)	0.4	68.1	(0.7)	67.1
Depreciation	15.6	4.6	30.8	4.5	55.5
Capital expenditures	11.4	6.2	15.5	2.6	35.7
Assets
As of March 31, 2017	$1,004.7	$805.8	$1,853.8	$414.2	$4,078.5
As of December 31, 2016	978.5	739.4	1,635.2	426.3	3,779.4

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended March 31,
	2017	2016
Segment income from operations	$72.1	$67.1
Corporate expenses	(26.6)	(29.7)
Stock compensation expense	(11.4)	(5.1)
Restructuring expenses	(5.1)	(1.9)
Amortization of intangibles	(13.4)	(11.0)
Consolidated income from operations	$15.6	$19.4

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	March 31, 2017	December 31, 2016
Segment assets	$4,078.5	$3,779.4
Cash and cash equivalents	289.9	429.7
Investments in affiliates	429.7	414.9
Deferred tax assets, other current and noncurrent assets	611.7	560.7
Intangible assets, net	596.8	607.3
Goodwill	1,388.0	1,376.4
Consolidated total assets	$7,394.6	$7,168.4

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

At March 31, 2017, the Company has outstanding guarantees of indebtedness owed to third parties of approximately $66.6 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2021. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees have historically been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid.

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

Legal Claims and Other Matters

The Environmental Protection Agency of Victoria, Australia (“EPA”) has provided the Company’s Australian subsidiary with a draft notice that the EPA is considering issuing to the subsidiary regarding remediation of contamination of a property located in a suburb of Melbourne, Australia. The property was owned and divested by the subsidiary before the subsidiary was acquired by the Company. The Australian subsidiary is in the process of reviewing the claims contained in the draft notice. At this time, the Company is not able to determine whether the subsidiary might have any liability or the nature and cost of any possible required remediation.

In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through March 31, 2017, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $41.5 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

The Company is a party to various other legal claims and actions incidental to its business. The Company believes that none of these claims or actions, either individually or in the aggregate, is material to its business or financial statements as a whole, including its results of operations and financial condition.

17.    INVESTMENTS IN AFFILIATES

Summarized combined financial information of the Company’s finance joint ventures for the three months ended March 31, 2017 and 2016 were as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Revenues	$74.5	$77.8
Costs	41.1	41.5
Income before income taxes	$33.4	$36.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS
For the three months ended March 31, 2017, we generated net loss of $10.1 million, or $0.13 per share, compared to net income of $7.8 million, or $0.09 per share, for the same period in 2016.

Net sales during the three months ended March 31, 2017 were $1,627.6 million, which were approximately 4.4% higher than the same period in 2016 primarily due to the benefit of new acquisitions and growth in the South America and Asia/Pacific/Africa regions.

Income from operations for the three months ended March 31, 2017 was $15.6 million compared to $19.4 million for the same period in 2016. The impact of higher net sales was offset by the effect of lower production, a weaker sales mix and higher selling, general and administrative (“SG&A”) and engineering expenses compared to the same period in the prior year.

Regionally, income from operations in our Europe/Middle East (“EME”) region decreased for the three months ended March 31, 2017 compared to the same period in 2016. The decrease was primarily due to higher engineering expenses and the negative impact of currency translation, partially offset by the benefit of increased net sales. In our North America region, income from operations improved for the three months ended March 31, 2017 compared to the same period in 2016. The benefit of improved factory productivity and cost containment efforts were mostly offset by lower net sales and production volumes. Income from operations in our South America region increased for the three months ended March 31, 2017 compared to the same period in 2016 due to higher sales and production volumes as well as the positive impact of currency translation. Income from operations in our Asia/Pacific/Africa region improved for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to increased net sales levels.

Industry Market Conditions
Harvests over the last four consecutive years have been near record levels and are satisfying growing global demand for grain. These higher grain inventories pressure commodity prices, and result in lower farm income. Industry demand in most global markets remain at historically low levels as a result of weaker economic conditions.

In North America, industry unit retail sales of utility and high horsepower tractors for the first three months of 2017 decreased by approximately 5% compared to the first three months of 2016. Industry unit retail sales of combines for the first three months of 2017 decreased by approximately 2% compared to the first three months of 2016. Industry retail sales were significantly lower for high horsepower tractors and sprayers, and grain storage and handling equipment.

In Western Europe, industry unit retail sales of tractors for the first three months of 2017 decreased by approximately 3% compared to the first three months of 2016. Industry unit retail sales of combines for the first three months of 2017 decreased by approximately 15% compared to the first three months of 2016. Lower commodity prices in the arable farming sector and difficult economics for dairy producers negatively impacted market demand across Western Europe, with declines most pronounced in France largely offset by growth in the United Kingdom and Germany.

South America industry unit retail sales of tractors for the first three months of 2017 increased approximately 49% compared to the same period in 2016. Industry unit retail sales of combines for the first three months of 2017 increased by approximately 35% compared to the first three months of 2016. A more stable political environment in Brazil and more supportive government policies in Argentina both contributed to growth in the region.

STATEMENTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Net sales for the three months ended March 31, 2017 were $1,627.6 million compared to $1,559.3 million for the same period in 2016. Foreign currency translation negatively impacted net sales by approximately $13.3 million, or 0.9%, for the three months ended March 31, 2017.

The following tables sets forth, for the three months ended March 31, 2017, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended March 31,		Change		Change Due to Currency Translation
	2017	2016	$	%	$	%
North America	$382.6	$408.4	$(25.8)	(6.3)%	$(2.4)	(0.6)%
South America	222.2	144.2	78.0	54.1%	33.2	23.0%
Europe/Middle East(1)	892.5	899.1	(6.6)	(0.7)%	(43.0)	(4.8)%
Asia/Pacific/Africa(1)	130.3	107.6	22.7	21.1%	(1.1)	(1.0)%
	$1,627.6	$1,559.3	$68.3	4.4%	$(13.3)	(0.9)%

(1) Effective January 1, 2017, we realigned our regional structure as reflected above. See Note 15 to our condensed consolidated financial statements for further information.

Regionally, net sales in North America decreased during the three months ended March 31, 2017 compared to the same period in 2016. Lower net sales were a result of softer industry demand and dealer inventory reduction efforts. Net sales declines were most significant for hay tools, grain storage and handling equipment and sprayers, partially offset by net sales growth in low and mid-size horsepower tractors. In the EME region, net sales increased during the three months ended March 31, 2017 compared to the same period in 2016, primarily due to the benefit of acquisitions. Higher net sales in Germany and the United Kingdom were partially offset by lower net sales in France. Net sales in South America increased during the three months ended March 31, 2017 compared to the same period in 2016. Net sales growth was primarily due to improved market demand in both Brazil and Argentina. In the Asia/Pacific/Africa region, net sales increased during the three months ended March 31, 2017 compared to the same period in 2016, primarily driven by net sales growth in Australia and China. We estimate worldwide average price increases were approximately 0.8% during the three months ended March 31, 2017 compared to the same prior year period. Consolidated net sales of tractors and combines, which comprised approximately 60% of our net sales for the three months ended March 31, 2017, increased approximately 4% for the three months ended March 31, 2017 compared to the same period in 2016. Unit sales of tractors and combines increased approximately 1% for the three months ended March 31, 2017 compared to the same period in 2016. The difference between the unit sales change and the change in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended March 31,
	2017		2016
	$	% of Net Sales	$	% of Net Sales(1)
Gross profit	$330.3	20.3%	$314.7	20.2%
Selling, general and administrative expenses	223.2	13.7%	211.2	13.5%
Engineering expenses	73.0	4.5%	71.2	4.6%
Restructuring expenses	5.1	0.3%	1.9	0.1%
Amortization of intangibles	13.4	0.8%	11.0	0.7%
Income from operations	$15.6	1.0%	$19.4	1.2%

____________________________________

(1)	Rounding may impact summation of amounts.

Gross profit as a percentage of net sales was relatively consistent for the three months ended March 31, 2017 compared to the same period in 2016. Production hours decreased approximately 3% for the three months ended March 31, 2017 compared to the same period in 2016. We recorded approximately $0.6 million of stock compensation expense within cost of goods sold during the three months ended March 31, 2017 compared to approximately $0.4 million for the comparable period in 2016 as is more fully explained below and in Note 3 to our Condensed Consolidated Financial Statements.

SG&A expenses and engineering expenses combined as a percentage of sales were relatively consistent for the three months ended March 31, 2017 compared to the same period in 2016. Engineering spending slightly increased for the three months ended March 31, 2017. We recorded approximately $11.4 million of stock compensation expense within SG&A expenses during the three months ended March 31, 2017, compared to $5.1 million during the same period in 2016, as is more fully explained in Note 3 to our Condensed Consolidated Financial Statements. During the three months ended March 31, 2017, we recorded approximately $4.8 million of accelerated stock compensation expense associated with a waived stock award declined by our CEO.

The restructuring expenses of $5.1 million recorded during the three months ended March 31, 2017 were primarily related to severance and other related costs associated with the rationalization of certain manufacturing operations and administrative offices located in Europe, South America and the United States. Refer to Note 2 to our Condensed Consolidated Financial Statements for further information.

Interest expense, net was approximately $10.7 million for the three months ended March 31, 2017, compared to approximately $10.5 million for the comparable period in 2016. The slight increase was primarily due to lower interest income during the three months ended March 31, 2017 as compared to the same period in 2016.

Other expense, net was approximately $13.0 million and $11.3 million for the three months ended March 31, 2017 and 2016, respectively. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil, were approximately $8.3 million for the three months ended March 31, 2017, compared to approximately $4.8 million for the comparable period in 2016. This increase was partially offset by lower foreign exchange losses during the three months ended March 31, 2017 as compared to the same period in 2016.

We recorded an income tax provision of approximately $11.1 million for the three months ended March 31, 2017 compared to an income tax benefit of approximately $0.4 million for the comparable period in 2016. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. Our effective tax rate for the three months ended March 31, 2017 reflects the impact of establishing a valuation allowance during the three months ended June 30, 2016 against our U.S. net deferred income tax assets, as we have not been recording a tax benefit against losses in that jurisdiction since that period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Equity in net earnings of affiliates, which is primarily comprised of income from our finance joint ventures, was approximately $11.0 million for the three months ended March 31, 2017 compared to approximately $12.2 million for the comparable period in 2016. The decrease for the three months ended March 31, 2017 as compared to the same period in 2016 was primarily due to lower net earnings from certain finance joint ventures and other affiliates. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations.

FINANCE JOINT VENTURES
Our AGCO Finance joint ventures provide both retail financing and wholesale financing to our dealers in the United States, Canada, Europe, Brazil, Argentina and Australia. The joint ventures are owned by AGCO and by a wholly owned subsidiary of Rabobank, a financial institution based in the Netherlands. The majority of the assets of the finance joint ventures consist of finance receivables. The majority of the liabilities consist of notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of March 31, 2017, our capital investment in the finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $395.0 million compared to $380.8 million as of December 31, 2016. The total finance portfolio in our finance joint ventures was approximately $8.0 billion as of both March 31, 2017 and December 31, 2016. The total finance portfolio as of both March 31, 2017 and December 31, 2016 included approximately $6.7 billion of retail receivables and $1.3 billion of wholesale receivables from AGCO dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. For the three months ended March 31, 2017, our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Condensed Consolidated Statements of Operations, was $10.7 million compared to $11.7 million for the same period in 2016.

LIQUIDITY AND CAPITAL RESOURCES
Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our credit facility and accounts receivable sales agreement facilities. We believe that the following facilities discussed below, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future (in millions):

March 31, 2017
1.056% Senior term loan due 2020	$213.7
Credit facility, expiring 2020	518.3
Senior term loan due 2021	320.6
5 7/8% Senior notes due 2021	306.3
Senior term loans due between 2019 and 2026	400.7
Other long-term debt	134.6
Debt issuance costs	(4.9)
$1,889.3

While we are in compliance with the financial covenants contained in these facilities and currently expect to continue to maintain such compliance, should we ever encounter difficulties, our historical relationship with our lenders has been strong and we anticipate their continued long-term support of our business. Refer to Note 5 to the Condensed Consolidated Financial Statements for further information regarding our current facilities.

Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of both March 31, 2017 and December 31, 2016, the receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements were approximately $1.1 billion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements are also without recourse to us. As of March 31, 2017 and December 31, 2016, these finance joint ventures had approximately $44.0 million and $41.5 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Cash Flows

Cash flows used in operating activities were approximately $251.4 million for the first three months of 2017 compared to approximately $348.2 million for the first three months of 2016. Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,194.3 million in working capital at March 31, 2017 as compared to $1,020.8 million at December 31, 2016 and $949.8 million at March 31, 2016. Accounts receivable and inventories, combined, at March 31, 2017 were $293.2 million and $30.1 million higher than at December 31, 2016 and March 31, 2016, respectively. The increase in accounts receivable and inventories as of March 31, 2017 compared to the previous periods was primarily the result of foreign currency translation.

Capital expenditures for the first three months of 2017 were $57.1 million compared to $35.7 million for the same period of 2016. We anticipate that capital expenditures for the full year of 2017 will be approximately $200.0 million to $225.0 million and will primarily be used to support the development and enhancement of new and existing products, upgrade our system capabilities and improve our factory productivity.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 39.7% and 37.5% at March 31, 2017 and December 31, 2016, respectively.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
We are party to a number of commitments and other financial arrangements, which may include “off-balance sheet” arrangements. At March 31, 2017, we have outstanding guarantees of indebtedness owed to third parties of approximately $66.6 million, primarily related to dealer and end-user financing of equipment. We also sell a majority of our wholesale receivables in North America, Europe and Brazil to our U.S., Canadian, European and Brazilian finance joint ventures. At March 31, 2017, we had outstanding designated and non-designated foreign currency contracts with a gross notional amount of approximately $1,367.7 million. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 10, 12 and 16 to our Condensed Consolidated Financial Statements, for further discussion of these matters.

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

Refer to Note 16 to our Condensed Consolidated Financial Statements for further discussion of these matters.

OUTLOOK
Industry demand for farm equipment is expected to weaken in Europe and North America, but strengthen in South America, for the full year of 2017 compared to 2016. Our net sales in 2017 are expected to increase compared to 2016, primarily due to the impact of pricing and acquisition-related sales, partially offset by the negative impact of currency translation. Income from operations and net income are expected to be above 2016 levels due to benefits from higher net sales as well as margin improvements, resulting from continued cost reduction initiatives, partially offset by a weaker sales mix.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates estimates, including those related to reserves, goodwill and intangible assets, income taxes, pension and other postretirement benefit obligations, derivative financial instruments and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of our Condensed Consolidated Financial Statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Any forward-looking statement should be considered in light of such important factors. For additional factors and additional information regarding these factors, please see “Risk Factors” in our Form 10-K for the year ended December 31, 2016.

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

Foreign Currency Risk Management
For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2016. As of the first quarter of 2017, there has been no material change in our exposure to market risks.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2017, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 16 to our Condensed Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
January 1, 2017 through January 31, 2017	—	$—	—	$331.4
February 1, 2017 through February 28, 2017 (2)	70,464	$59.92	70,464	$331.4
March 1, 2017 through March 31, 2017	—	$—	—	$331.4
Total	70,464	$59.92	70,464	$331.4

(1) In December 2016, our Board of Directors approved a share repurchase authorization under which we can repurchase an additional $300.0 million of shares of our common stock through December 2019.

(2) In November 2016, we entered into an ASR agreement with a third-party financial institution to repurchase $42.5 million of shares of our common stock. The ASR agreement resulted in the initial delivery of 638,858 shares of our common stock, representing 80% of the shares expected to be repurchased in connection with the transaction. In February 2017, the remaining 70,464 shares under the ASR agreement were delivered. As reflected in the table above, the average price paid per share for the ASR agreement was the volume-weighted average stock price of our common stock over the term of the ASR agreement.

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

Date:	May 9, 2017	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)