Form 10-Q
period 2017-06-30
AGCO CORP /DE
filed 2017-08-08
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 4, 2017, there are 79,539,195 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$317.8	$429.7
Accounts and notes receivable, net	1,019.5	890.4
Inventories, net	1,885.4	1,514.8
Other current assets	367.7	330.8
Total current assets	3,590.4	3,165.7
Property, plant and equipment, net	1,391.2	1,361.3
Investment in affiliates	441.2	414.9
Deferred tax assets	97.1	99.7
Other assets	153.6	143.1
Intangible assets, net	596.0	607.3
Goodwill	1,423.0	1,376.4
Total assets	$7,692.5	$7,168.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$90.4	$85.4
Accounts payable	869.0	722.6
Accrued expenses	1,215.9	1,160.8
Other current liabilities	183.9	176.1
Total current liabilities	2,359.2	2,144.9
Long-term debt, less current portion and debt issuance costs	1,772.1	1,610.0
Pensions and postretirement health care benefits	267.3	270.0
Deferred tax liabilities	119.6	112.4
Other noncurrent liabilities	202.9	193.9
Total liabilities	4,721.1	4,331.2
Commitments and contingencies (Note 16)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2017 and 2016	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 79,502,405 and 79,465,393 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	0.8	0.8
Additional paid-in capital	123.9	103.3
Retained earnings	4,171.1	4,113.6
Accumulated other comprehensive loss	(1,388.3)	(1,441.6)
Total AGCO Corporation stockholders’ equity	2,907.5	2,776.1
Noncontrolling interests	63.9	61.1
Total stockholders’ equity	2,971.4	2,837.2
Total liabilities and stockholders’ equity	$7,692.5	$7,168.4

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended June 30,
	2017	2016
Net sales	$2,165.2	$1,995.6
Cost of goods sold	1,689.8	1,568.6
Gross profit	475.4	427.0
Selling, general and administrative expenses	236.1	217.8
Engineering expenses	76.7	77.1
Restructuring expenses	0.4	2.1
Amortization of intangibles	13.8	11.4
Income from operations	148.4	118.6
Interest expense, net	11.3	11.9
Other expense, net	17.7	16.0
Income before income taxes and equity in net earnings of affiliates	119.4	90.7
Income tax provision	36.9	54.8
Income before equity in net earnings of affiliates	82.5	35.9
Equity in net earnings of affiliates	9.1	13.5
Net income	91.6	49.4
Net (income) loss attributable to noncontrolling interests	(0.1)	0.9
Net income attributable to AGCO Corporation and subsidiaries	$91.5	$50.3
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$1.15	$0.61
Diluted	$1.14	$0.61
Cash dividends declared and paid per common share	$0.14	$0.13
Weighted average number of common and common equivalent shares outstanding:
Basic	79.5	82.0
Diluted	80.1	82.1

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Six Months Ended June 30,
	2017	2016
Net sales	$3,792.8	$3,554.9
Cost of goods sold	2,987.1	2,813.2
Gross profit	805.7	741.7
Selling, general and administrative expenses	459.3	429.0
Engineering expenses	149.7	148.3
Restructuring expenses	5.5	4.0
Amortization of intangibles	27.2	22.4
Income from operations	164.0	138.0
Interest expense, net	22.0	22.4
Other expense, net	30.7	27.3
Income before income taxes and equity in net earnings of affiliates	111.3	88.3
Income tax provision	48.0	54.4
Income before equity in net earnings of affiliates	63.3	33.9
Equity in net earnings of affiliates	20.1	25.7
Net income	83.4	59.6
Net income attributable to noncontrolling interests	(2.0)	(1.5)
Net income attributable to AGCO Corporation and subsidiaries	$81.4	$58.1
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$1.02	$0.70
Diluted	$1.02	$0.70
Cash dividends declared and paid per common share	$0.28	$0.26
Weighted average number of common and common equivalent shares outstanding:
Basic	79.5	82.5
Diluted	80.1	82.6

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in millions)

	Three Months Ended June 30,
	2017	2016
Net income	$91.6	$49.4
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	(0.7)	66.8
Defined benefit pension plans, net of tax	2.9	2.9
Unrealized gain (loss) on derivatives, net of tax	2.8	(4.1)
Other comprehensive income, net of reclassification adjustments	5.0	65.6
Comprehensive income	96.6	115.0
Comprehensive loss attributable to noncontrolling interests	0.9	0.1
Comprehensive income attributable to AGCO Corporation and subsidiaries	$97.5	$115.1

	Six Months Ended June 30,
	2017	2016
Net income	$83.4	$59.6
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	42.0	161.6
Defined benefit pension plans, net of tax	5.8	5.1
Unrealized gain (loss) on derivatives, net of tax	6.1	(6.8)
Other comprehensive income, net of reclassification adjustments	53.9	159.9
Comprehensive income	137.3	219.5
Comprehensive income attributable to noncontrolling interests	(2.6)	(2.3)
Comprehensive income attributable to AGCO Corporation and subsidiaries	$134.7	$217.2

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$83.4	$59.6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	108.9	111.9
Deferred debt issuance cost amortization	0.3	0.7
Amortization of intangibles	27.2	22.4
Stock compensation expense	22.6	11.4
Proceeds from termination of hedging instrument	—	7.3
Equity in net earnings of affiliates, net of cash received	(5.6)	(9.1)
Deferred income tax provision	0.6	14.6
Other	1.5	(0.3)
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(94.3)	(61.1)
Inventories, net	(316.5)	(263.3)
Other current and noncurrent assets	(48.4)	(34.3)
Accounts payable	120.6	80.6
Accrued expenses	9.9	0.3
Other current and noncurrent liabilities	23.4	(5.3)
Total adjustments	(149.8)	(124.2)
Net cash used in operating activities	(66.4)	(64.6)
Cash flows from investing activities:
Purchases of property, plant and equipment	(92.3)	(72.0)
Proceeds from sale of property, plant and equipment	1.6	0.9
Purchase of businesses, net of cash acquired	—	(38.8)
Investment in consolidated affiliates, net of cash acquired	—	(11.8)
Investments in unconsolidated affiliates	(0.8)	—
Restricted cash	—	0.4
Net cash used in investing activities	(91.5)	(121.3)
Cash flows from financing activities:
Proceeds from debt obligations	1,966.6	1,331.9
Repayments of debt obligations	(1,911.8)	(1,117.8)
Purchases and retirement of common stock	—	(120.0)
Payment of dividends to stockholders	(22.2)	(21.6)
Payment of minimum tax withholdings on stock compensation	(4.0)	(1.8)
Investments by noncontrolling interests	0.2	—
Payment of debt issuance costs	—	(0.5)
Net cash provided by financing activities	28.8	70.2
Effects of exchange rate changes on cash and cash equivalents	17.2	13.7
Decrease in cash and cash equivalents	(111.9)	(102.0)
Cash and cash equivalents, beginning of period	429.7	426.7
Cash and cash equivalents, end of period	$317.8	$324.7
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

Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires the service cost component of net periodic pension and postretirement benefit cost be included in the same line item as other compensation costs arising from services rendered by employees. The other components of net periodic pension and postretirement benefit cost are required to be classified outside the subtotal of income from operations. Of the components of net periodic pension and postretirement benefit cost, only the service cost component will be eligible for asset capitalization. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, using a retrospective approach for the presentation of the service cost component and other components of net periodic pension and postretirement benefit cost in the statement of operations; and a prospective approach for the capitalization of the service cost component of net periodic pension and postretirement benefit cost in assets. Early adoption is permitted for any interim or annual period. ASU 2017-07 allows a practical expedient for applying the retrospective presentation requirements. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations, financial condition and cash flows, but the Company has elected not to early adopt the standard for the year ended December 31, 2017.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides a single, comprehensive revenue recognition model for all contracts with customers with a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers at an amount that reflects the consideration expected to be received in exchange for those goods or services. Additional disclosures also will be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in those judgments. The standard is effective for reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 31, 2016.  Entities have the option to apply the new standard under a full retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

effect of initial adoption and application within the Condensed Consolidated Statement of Stockholders’ Equity.  The Company plans to adopt the new standard effective January 1, 2018 under the modified retrospective approach. Under the new model, the Company will begin to recognize an asset for the value of expected replacement parts returns.  While the Company has not yet completed its evaluation process, including the identification of new controls and processes designed to meet the requirements of the standard, at this time the Company has not identified any material impacts to the consolidated financial statements that the Company believes will be material in the year of adoption, with the exception of new and expanded disclosures as previously mentioned.

2.    RESTRUCTURING EXPENSES

Beginning in 2014 through 2017, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities located in Europe, China, Brazil, Argentina and the United States, as well as various administrative offices located in Europe, Brazil, China and the United States in order to reduce costs in response to softening global market demand and lower production volumes. The aggregate headcount reduction was approximately 2,750 employees in 2014, 2015 and 2016. During the six months ended June 30, 2017, the Company recorded severance and related costs associated with various rationalizations in the United States, South America and Europe, in connection with the termination of approximately 220 employees. The components of the restructuring expenses are summarized as follows (in millions):

	Write-down of Property, Plant and Equipment	Employee Severance	Facility Closure Costs	Total
Balance as of December 31, 2016	$—	$14.5	$0.8	$15.3
First quarter 2017 provision	0.2	4.9	—	5.1
Less: Non-cash expense	(0.2)	—	—	(0.2)
Cash expense	—	4.9	—	4.9
First quarter 2017 cash activity	—	(5.0)	(0.8)	(5.8)
Foreign currency translation	—	0.2	—	0.2
Balance as of March 31, 2017	—	14.6	—	14.6
Second quarter 2017 provision	—	0.4	—	0.4
Second quarter 2017 cash activity	—	(2.5)	—	(2.5)
Foreign currency translation	—	0.9	—	0.9
Balance as of June 30, 2017	$—	$13.4	$—	$13.4

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

3.    STOCK COMPENSATION PLANS

The Company recorded stock compensation expense as follows for the three and six months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of goods sold	$1.0	$0.5	$1.6	$0.9
Selling, general and administrative expenses	9.8	5.7	21.2	10.8
Total stock compensation expense	$10.8	$6.2	$22.8	$11.7

Stock Incentive Plan

Under the Company’s 2006 Long Term Incentive Plan (the “2006 Plan”), up to 10,000,000 shares of AGCO common stock may be issued. As of June 30, 2017, of the 10,000,000 shares reserved for issuance under the 2006 Plan, approximately 3,114,233 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Long-Term Incentive Plan and Related Performance Awards

The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the six months ended June 30, 2017 and 2016 was $61.83 and $47.94, respectively.

During the six months ended June 30, 2017, the Company granted 531,596 performance awards related to varying performance periods. The awards granted assume the maximum target level of performance is achieved, as applicable. The compensation expense associated with all awards granted under the 2006 Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Performance award transactions during the six months ended June 30, 2017 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan awards:

Shares awarded but not earned at January 1	1,982,120
Shares awarded	531,596
Shares forfeited or unearned	(217,498)
Shares earned	—
Shares awarded but not earned at June 30	2,296,218

During the three months ended March 31, 2017, the Company recorded approximately $4.8 million of accelerated stock compensation expense associated with a stock award declined by the Company’s Chief Executive Officer.

As of June 30, 2017, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $48.1 million, and the weighted average period over which it is expected to be recognized is approximately two years. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Restricted Stock Unit Awards

During the six months ended June 30, 2017, the Company granted 108,588 restricted stock unit (“RSU”) awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. The compensation expense associated with these awards is amortized ratably over the requisite service period for the awards that are expected to vest. The weighted average grant-date fair value of the RSUs granted under the 2006 Plan during the six months ended June 30, 2017 and 2016 was $61.83 and $45.05, respectively. RSU transactions during the six months ended June 30, 2017 were as follows:

Shares awarded but not vested at January 1	222,730
Shares awarded	108,588
Shares forfeited	(7,107)
Shares vested	(86,783)
Shares awarded but not vested at June 30	237,428

As of June 30, 2017, the total compensation cost related to the unvested RSUs not yet recognized was approximately $9.8 million, and the weighted average period over which it is expected to be recognized is approximately two years.

Stock-Settled Appreciation Rights

Compensation expense associated with the stock-settled appreciation rights (“SSAR”) awards is amortized ratably over the requisite service period for the awards that are expected to vest. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. SSAR transactions during the six months ended June 30, 2017 were as follows:

SSARs outstanding at January 1	1,458,611
SSARs granted	284,500
SSARs exercised	(329,569)
SSARs canceled or forfeited	(13,850)
SSARs outstanding at June 30	1,399,692

As of June 30, 2017, the total compensation cost related to the unvested SSARs not yet recognized was approximately $5.8 million, and the weighted average period over which it is expected to be recognized is approximately three years.

Director Restricted Stock Grants

The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The 2017 grant was made on April 27, 2017 and equated to 14,968 shares of common stock, of which 12,066 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.0 million during the six months ended June 30, 2017 associated with this grant.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of acquired intangible assets during the six months ended June 30, 2017 are summarized as follows (in millions):

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2016	$179.2	$558.0	$122.1	$8.5	$867.8
Foreign currency translation	5.6	10.0	6.0	0.2	21.8
Balance as of June 30, 2017	$184.8	$568.0	$128.1	$8.7	$889.6

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2016	$49.7	$233.0	$59.5	$2.7	$344.9
Amortization expense	4.9	18.7	3.5	0.1	27.2
Foreign currency translation	0.6	4.3	3.5	—	8.4
Balance as of June 30, 2017	$55.2	$256.0	$66.5	$2.8	$380.5

Trademarks and Tradenames
Indefinite-lived intangible assets:
Balance as of December 31, 2016	$84.4
Foreign currency translation	2.5
Balance as of June 30, 2017	$86.9
The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from five to 50 years.

Changes in the carrying amount of goodwill during the six months ended June 30, 2017 are summarized as follows (in millions):

	North America	South America	Europe/Middle East	Asia/ Pacific/Africa	Consolidated
Balance as of December 31, 2016	$543.9	$138.8	$581.9	$111.8	$1,376.4
Foreign currency translation	—	(2.2)	43.1	5.7	46.6
Balance as of June 30, 2017	$543.9	$136.6	$625.0	$117.5	$1,423.0

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

5.    INDEBTEDNESS

Indebtedness consisted of the following at June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017	December 31, 2016
1.056% Senior term loan due 2020	$228.4	$211.0
Credit facility, expiring 2020	428.7	329.2
Senior term loan due 2021	342.6	316.5
5 7/8% Senior notes due 2021	305.9	306.6
Senior term loans due between 2019 and 2026	428.2	395.6
Other long-term debt	133.4	141.6
Debt issuance costs	(4.7)	(5.1)
	1,862.5	1,695.4
Less: Current portion of other long-term debt	(90.4)	(85.4)
Total indebtedness, less current portion	$1,772.1	$1,610.0

1.056% Senior Term Loan

In December 2014, the Company entered into a term loan with the European Investment Bank, which provided the Company with the ability to borrow up to €200.0 million. The €200.0 million (or approximately $228.4 million as of June 30, 2017) of funding was received on January 15, 2015 with a maturity date of January 15, 2020. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.056% per annum, payable quarterly in arrears.

Credit Facility

The Company’s revolving credit and term loan facility consists of an $800.0 million multi-currency revolving credit facility and a €312.0 million (or approximately $356.3 million as of June 30, 2017) term loan facility. The maturity date of the credit facility is June 26, 2020. Under the credit facility agreement, interest accrues on amounts outstanding, at the Company’s option, depending on the currency borrowed, at either (1) LIBOR or EURIBOR plus a margin ranging from 1.0% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0% plus a margin ranging from 0.0% to 0.25% based on the Company’s leverage ratio. As is more fully described in Note 10, the Company entered into an interest rate swap in 2015 to convert the term loan facility’s floating interest rate to a fixed interest rate of 0.33% plus the applicable margin over the remaining life of the term loan facility. As of June 30, 2017, the Company had $428.7 million of outstanding borrowings under the credit facility and the ability to borrow approximately $727.6 million under the facility. Approximately $72.4 million was outstanding under the multi-currency revolving credit facility and €312.0 million (or approximately $356.3 million) was outstanding under the term loan facility as of June 30, 2017. As of December 31, 2016, no amounts were outstanding under the Company’s multi-currency revolving credit facility, and the Company had the ability to borrow approximately $800.0 million under the facility. Approximately €312.0 million (or approximately $329.2 million) was outstanding under the term loan facility as of December 31, 2016.

During 2015, the Company designated its €312.0 million ($356.3 million as of June 30, 2017) term loan facility as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. See Note 10 for additional information about the net investment hedge.

Senior Term Loan Due 2021

In April 2016, the Company entered into two term loan agreements with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), in the amount of €100.0 million and €200.0 million, respectively. The €300.0 million (or approximately $342.6 million as of June 30, 2017) of funding was received on April 26, 2016 and was partially used to repay a senior term loan with Rabobank which was due May 2, 2016. The Company received net proceeds of approximately €99.6 million (or approximately $112.2 million) after debt issuance costs. The provisions of the two term loans are identical in nature. The Company has the ability to prepay the term loans before their maturity date on April 26, 2021. Interest is payable

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

on the term loans per annum, equal to the EURIBOR plus a margin ranging from 1.0% to 1.75% based on the Company’s net leverage ratio. Interest is paid quarterly in arrears.

5 7/8%  Senior Notes

The Company’s $305.9 million of 5 7/8% senior notes due December 1, 2021 constitute senior unsecured and unsubordinated indebtedness. Interest is payable on the notes semi-annually in arrears. At any time prior to September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date at the treasury rate plus 0.5%, plus accrued and unpaid interest, including additional interest, if any. Beginning September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any. As is more fully described in Note 10, the Company entered into an interest rate swap in 2015 to convert the senior notes’ fixed interest rate to a floating interest rate over the remaining life of the senior notes. During 2016, the Company terminated the interest rate swap. As a result, the Company recorded a deferred gain of approximately $7.3 million associated with the termination, which will be amortized as a reduction to “Interest expense, net” over the remaining term of the 5 7/8% senior notes through December 1, 2021. As of June 30, 2017, the unamortized portion of the deferred gain was approximately $5.9 million and the amortization for the three and six months ended June 30, 2017 was approximately $0.4 million and $0.7 million, respectively.

Senior Term Loans Due Between 2019 and 2026

In October 2016, the Company borrowed an aggregate amount of €375.0 million (or approximately $428.2 million as of June 30, 2017) through a group of seven related term loan agreements. The Company received net proceeds of approximately €373.2 million (or approximately $409.5 million as of October 19, 2016) after debt issuance costs which were used to repay borrowings made under the Company’s revolving credit facility. The provisions of the term loan agreements are identical in nature, with the exception of interest rate terms and maturities. The Company has the ability to prepay the term loans before their maturity dates. Interest is payable on the term loans in arrears either semi-annually or annually as provided below (in millions):

Maturity Date	Floating or Fixed Interest Rate	Interest Rate	Interest Payment	Term Loan Amount
October 19, 2019	Floating	EURIBOR + 0.75%	Semi-Annually	€1.0
October 19, 2019	Fixed	0.75%	Annually	55.0
October 19, 2021	Floating	EURIBOR + 1.00%	Semi-Annually	25.5
October 19, 2021	Fixed	1.00%	Annually	166.5
October 19, 2023	Floating	EURIBOR + 1.25%	Semi-Annually	1.0
October 19, 2023	Fixed	1.33%	Annually	73.5
October 19, 2026	Fixed	1.98%	Annually	52.5
				€375.0

Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At June 30, 2017 and December 31, 2016, outstanding letters of credit totaled $15.2 million and $17.1 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

6.    INVENTORIES

Inventories at June 30, 2017 and December 31, 2016 were as follows (in millions):

	June 30, 2017	December 31, 2016
Finished goods	$744.1	$589.3
Repair and replacement parts	578.9	532.5
Work in process	189.2	113.8
Raw materials	373.2	279.2
Inventories, net	$1,885.4	$1,514.8

7.    PRODUCT WARRANTY

The warranty reserve activity for the three and six months ended June 30, 2017 and 2016 consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$270.1	$241.7	$255.6	$230.3
Acquisitions	—	—	—	0.6
Accruals for warranties issued during the period	53.4	51.4	104.9	95.4
Settlements made (in cash or in kind) during the period	(38.2)	(47.6)	(78.1)	(88.2)
Foreign currency translation	11.6	(4.9)	14.5	2.5
Balance at June 30	$296.9	$240.6	$296.9	$240.6

The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $262.2 million and $223.1 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, respectively. Approximately $34.7 million and $32.5 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

8.    NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per common share assumes the exercise of outstanding SSARs and the vesting of performance share awards and RSUs using the treasury stock method when the effects of such assumptions are dilutive. A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three and six months ended June 30, 2017 and 2016 is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$91.5	$50.3	$81.4	$58.1
Weighted average number of common shares outstanding	79.5	82.0	79.5	82.5
Basic net income per share attributable to AGCO Corporation and subsidiaries	$1.15	$0.61	$1.02	$0.70
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$91.5	$50.3	$81.4	$58.1
Weighted average number of common shares outstanding	79.5	82.0	79.5	82.5
Dilutive SSARs, performance share awards and RSUs	0.6	0.1	0.6	0.1
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	80.1	82.1	80.1	82.6
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$1.14	$0.61	$1.02	$0.70

SSARs to purchase approximately 0.3 million and 1.2 million shares of the Company’s common stock for the three and six months ended June 30, 2017 and 2016, respectively, were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

9.    INCOME TAXES

At June 30, 2017 and December 31, 2016, the Company had approximately $155.8 million and $139.9 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At June 30, 2017 and December 31, 2016, the Company had approximately $50.0 million and $47.0 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At June 30, 2017 and December 31, 2016, the Company had accrued interest and penalties related to unrecognized tax benefits of $19.6 million and $16.4 million, respectively. Generally, tax years 2011 through 2016 remain open to examination by taxing authorities in the United States and certain other foreign tax jurisdictions.

During the second quarter of 2016, the Company recorded a non-cash deferred income tax charge of approximately $31.6 million to increase the valuation allowance on its deferred income tax assets in the United States for previous periods. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies and determined that the adjustment to the valuation allowance at June 30, 2016 was appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. As of June 30, 2017, the Company believes it is more likely than not that the Company will realize its remaining deferred tax assets, net of the valuation allowance, in future years.

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

During 2017, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was $133.0 million and $111.2 million as of June 30, 2017 and December 31, 2016, respectively.

Interest Rate Contract

The Company monitors the mix of short-term and long-term debt regularly. From time to time, the Company manages the risk to interest rate fluctuations through the use of derivative financial instruments. During 2015, the Company entered into an interest rate swap instrument with a notional amount of €312.0 million (or approximately $356.3 million at June 30, 2017) and an expiration date of June 26, 2020. The swap was designated and accounted for as a cash flow hedge. Under the swap agreement, the Company pays a fixed interest rate of 0.33% plus the applicable margin, and the counterparty to the agreement pays a floating interest rate based on the three-month EURIBOR.

Changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss and are subsequently reclassified into “Interest expense, net” as a rate adjustment in the same period in which the related interest on the Company’s floating rate term loan facility affects earnings.

The following table summarizes the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and net income during the three and six months ended June 30, 2017 and 2016 (in millions):

		Recognized in Net Income
Three Months Ended June 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Loss	Loss Reclassified from Accumulated Other Comprehensive Loss into Income
2017
Foreign currency contracts(1)	$1.8	Cost of goods sold	$(0.7)
Interest rate contract	(0.2)	Interest expense, net	(0.5)
Total	$1.6		$(1.2)
2016
Foreign currency contracts	$(0.3)	Cost of goods sold	$—
Interest rate contract	(4.4)	Interest expense, net	(0.6)
Total	$(4.7)		$(0.6)

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

		Recognized in Net Income
Six Months Ended June 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Loss	Loss Reclassified from Accumulated Other Comprehensive Loss into Income
2017
Foreign currency contracts(1)	$3.2	Cost of goods sold	$(1.4)
Interest rate contract	0.4	Interest expense, net	(1.1)
Total	$3.6		$(2.5)
2016
Foreign currency contracts	$(0.3)	Cost of goods sold	$—
Interest rate contract	(7.4)	Interest expense, net	(0.9)
Total	$(7.7)		$(0.9)
____________________________________
(1) The outstanding contracts as of June 30, 2017 range in maturity through December 2017.

There was no ineffectiveness with respect to the cash flow hedges during the three and six months ended June 30, 2017 and 2016.

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the six months ended June 30, 2017 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2016	$(10.1)	$(1.4)	$(8.7)
Net changes in fair value of derivatives	3.9	0.3	3.6
Net losses reclassified from accumulated other comprehensive loss into income	2.6	0.1	2.5
Accumulated derivative net losses as of June 30, 2017	$(3.6)	$(1.0)	$(2.6)

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

net investment hedge relationship, changes in the value of the foreign currency denominated debt are recorded in earnings through the maturity date.

During 2015, the Company designated its €312.0 million (or approximately $356.3 million as of June 30, 2017) term loan facility with a maturity date of June 26, 2020 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment.

The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	June 30, 2017	December 31, 2016
Foreign currency denominated debt	$356.3	$329.2

The following table summarizes the after-tax impact of changes in the fair value of the instrument designated as a net investment hedge during the three and six months ended June 30, 2017 and 2016 (in millions):

	(Loss) Gain Recognized in Accumulated Other Comprehensive Loss for the Three Months Ended		(Loss) Gain Recognized in Accumulated Other Comprehensive Loss for the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Foreign currency denominated debt	$(22.9)	$5.9	$(27.1)	$(4.1)

There was no ineffectiveness with respect to the net investment hedge during the three and six months ended June 30, 2017 and 2016.

Derivative Transactions Not Designated as Hedging Instruments

During 2017 and 2016, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of June 30, 2017 and December 31, 2016, the Company had outstanding foreign currency contracts with a notional amount of approximately $1,336.7 million and $1,550.2 million, respectively.

The following table summarizes the impact that changes in the fair value of derivatives not designated as hedging instruments had on earnings (in millions):

		For the Three Months Ended		For the Six Months Ended
	Classification of Gain	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Foreign currency contracts	Other expense, net	$18.1	$6.0	$21.9	$14.3

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The table below sets forth the fair value of derivative instruments as of June 30, 2017 (in millions):

	Asset Derivatives as of June 30, 2017		Liability Derivatives as of June 30, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$2.6	Other current liabilities	$1.3
Interest rate contract	Other noncurrent assets	—	Other noncurrent liabilities	4.9
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	6.7	Other current liabilities	7.1
Total derivative instruments		$9.3		$13.3

The table below sets forth the fair value of derivative instruments as of December 31, 2016 (in millions):

	Asset Derivatives as of December 31, 2016		Liability Derivatives as of December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.2	Other current liabilities	$3.8
Interest rate contract	Other noncurrent assets	—	Other noncurrent liabilities	6.4
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	6.3	Other current liabilities	3.2
Total derivative instruments		$6.5		$13.4

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

11.    CHANGES IN STOCKHOLDERS’ EQUITY

The following table sets forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the six months ended June 30, 2017 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2016	$0.8	$103.3	$4,113.6	$(1,441.6)	$61.1	$2,837.2
Stock compensation	—	24.3	—	—	—	24.3
Issuance of stock awards	—	(2.2)	—	—	—	(2.2)
SSARs exercised	—	(1.5)	—	—	—	(1.5)
Comprehensive income:
Net income	—	—	81.4	—	2.0	83.4
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	41.4	0.6	42.0
Defined benefit pension plans, net of tax	—	—	—	5.8	—	5.8
Unrealized gain on derivatives, net of tax	—	—	—	6.1	—	6.1
Payment of dividends to stockholders	—	—	(22.2)	—	—	(22.2)
Investment by noncontrolling interests	—	—	—	—	0.2	0.2
Adjustment related to the adoption of ASU 2016-09	—	—	(1.7)	—	—	(1.7)
Balance, June 30, 2017	$0.8	$123.9	$4,171.1	$(1,388.3)	$63.9	$2,971.4

Total comprehensive (loss) income attributable to noncontrolling interests for the three and six months ended June 30, 2017 and 2016 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$0.1	$(0.9)	$2.0	$1.5
Other comprehensive income:
Foreign currency translation adjustments	(1.0)	0.8	0.6	0.8
Total comprehensive (loss) income	$(0.9)	$(0.1)	$2.6	$2.3

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the six months ended June 30, 2017 (in millions):

	Defined Benefit Pension Plans	Deferred Net (Losses) Gains on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2016	$(304.5)	$(8.7)	$(1,128.4)	$(1,441.6)
Other comprehensive income before reclassifications	—	3.6	41.4	45.0
Net losses reclassified from accumulated other comprehensive loss	5.8	2.5	—	8.3
Other comprehensive income, net of reclassification adjustments	5.8	6.1	41.4	53.3
Accumulated other comprehensive loss, June 30, 2017	$(298.7)	$(2.6)	$(1,087.0)	$(1,388.3)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three months ended June 30, 2017 and 2016 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2017(1)	Three Months Ended June 30, 2016(1)
Derivatives:
Net losses on foreign currency contracts	$0.8	$—	Cost of goods sold
Net losses on interest rate contracts	0.5	0.5	Interest expense, net
Reclassification before tax	1.3	0.5
	(0.1)	0.2	Income tax (provision) benefit
Reclassification net of tax	$1.2	$0.7

Defined benefit pension plans:
Amortization of net actuarial losses	$3.1	$2.7	(2)
Amortization of prior service cost	0.3	0.3	(2)
Reclassification before tax	3.4	3.0
	(0.5)	(0.1)	Income tax provision
Reclassification net of tax	$2.9	$2.9

Net losses reclassified from accumulated other comprehensive loss	$4.1	$3.6
____________________________________
(1) Losses included within the Condensed Consolidated Statements of Operations for the three months ended June 30, 2017 and 2016.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 13 to the Company’s Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the six months ended June 30, 2017 and 2016 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Six months ended June 30, 2017(1)	Six months ended June 30, 2016(1)
Derivatives:
Net losses on foreign currency contracts	$1.5	$—	Cost of goods sold
Net losses on interest rate contracts	1.1	0.9	Interest expense, net
Reclassification before tax	2.6	0.9
	(0.1)	—	Income tax provision
Reclassification net of tax	$2.5	$0.9

Defined benefit pension plans:
Amortization of net actuarial losses	$6.1	$5.3	(2)
Amortization of prior service cost	0.7	0.6	(2)
Reclassification before tax	6.8	5.9
	(1.0)	(0.8)	Income tax provision
Reclassification net of tax	$5.8	$5.1

Net losses reclassified from accumulated other comprehensive loss	$8.3	$6.0
____________________________________
(1) Losses included within the Condensed Consolidated Statements of Operations for the six months ended June 30, 2017 and 2016.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See
Note 13 to the Company’s Condensed Consolidated Financial Statements.

Share Repurchase Program

As of June 30, 2017, the remaining amount authorized to be repurchased is approximately $331.4 million. The authorization for $300.0 million of this amount will expire in December 2019. The remaining amount of $31.4 million authorized has no expiration date.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

As of June 30, 2017 and December 31, 2016, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. As of both June 30, 2017 and December 31, 2016, the receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements were approximately $1.1 billion.

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
Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $8.9 million and $17.2 million, respectively, during the three and six months ended June 30, 2017. Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $4.7 million and $9.5 million during the three and six months ended June 30, 2016, respectively.

The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of June 30, 2017 and December 31, 2016, these finance joint ventures had approximately $53.3 million and $41.5 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

13.    EMPLOYEE BENEFIT PLANS

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three months ended June 30, 2017 and 2016 are set forth below (in millions):

	Three Months Ended June 30,
Pension benefits	2017	2016
Service cost	$4.4	$4.1
Interest cost	5.2	6.4
Expected return on plan assets	(9.1)	(10.2)
Amortization of net actuarial loss	3.1	2.7
Amortization of prior service cost	0.3	0.2
Net periodic pension cost	$3.9	$3.2

	Three Months Ended June 30,
Postretirement benefits	2017	2016
Service cost	$0.1	$—
Interest cost	0.4	0.4
Amortization of prior service cost	—	0.1
Net periodic postretirement benefit cost	$0.5	$0.5

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the six months ended June 30, 2017 and 2016 are set forth below (in millions):

	Six Months Ended June 30,
Pension benefits	2017	2016
Service cost	$8.6	$8.2
Interest cost	10.2	12.8
Expected return on plan assets	(17.8)	(20.4)
Amortization of net actuarial loss	6.1	5.3
Amortization of prior service cost	0.6	0.5
Net periodic pension cost	$7.7	$6.4

	Six Months Ended June 30,
Postretirement benefits	2017	2016
Service cost	$0.1	$—
Interest cost	0.8	0.8
Amortization of prior service cost	0.1	0.1
Net periodic postretirement benefit cost	$1.0	$0.9

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s defined pension and postretirement benefit plans during the six months ended June 30, 2017 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2016	$(404.8)	$(100.3)	$(304.5)
Amortization of net actuarial losses	6.1	1.0	5.1
Amortization of prior service cost	0.7	—	0.7
Accumulated other comprehensive loss as of June 30, 2017	$(398.0)	$(99.3)	$(298.7)

During the six months ended June 30, 2017, approximately $15.4 million of contributions had been made to the Company’s defined pension benefit plans. The Company currently estimates its minimum contributions for 2017 to its defined pension benefit plans will aggregate approximately $28.4 million.
During the six months ended June 30, 2017, the Company made approximately $0.9 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.5 million of contributions to its postretirement health care and life insurance benefit plans during 2017.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 are summarized below (in millions):

	As of June 30, 2017
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$9.3	$—	$9.3
Derivative liabilities	$—	$13.3	$—	$13.3

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$6.5	$—	$6.5
Derivative liabilities	$—	$13.4	$—	$13.4

The carrying amounts of long-term debt under the Company’s 1.056% senior term loan, credit facility, senior term loans due 2021 and senior term loans due between 2019 and 2026 (Note 5) approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At June 30, 2017 and December 31, 2016, the estimated fair value of the Company’s 5 7/8% senior notes (Note 5), based on their listed market values, was approximately $332.9 million and $318.5 million, respectively, compared to its carrying value of $305.9 million and $306.6 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

15.    SEGMENT REPORTING

Effective January 1, 2017, the Company modified its system of reporting, resulting from changes to its internal management and organizational structure, which changed its reportable segments from North America; South America; Europe/Africa/Middle East; and Asia/Pacific to North America; South America; Europe/Middle East; and Asia/Pacific/Africa. The Asia/Pacific/Africa reportable segment includes the regions of Africa, Asia, Australia and New Zealand, and the Europe/Middle East segment no longer includes certain markets in Africa. Effective January 1, 2017, these reportable segments are reflective of how the Company’s chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance. Disclosures for both the three and six months ended June 30, 2017 and 2016, as well as the year ended December 31, 2016, have been adjusted to reflect the change in reportable segments.

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and six months ended June 30, 2017 and 2016 and assets as of June 30, 2017 and December 31, 2016 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended June 30,	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
2017
Net sales	$478.8	$251.9	$1,269.5	$165.0	$2,165.2
Income from operations	23.0	2.6	172.4	5.7	203.7
Depreciation	15.7	7.9	28.0	3.0	54.6
Capital expenditures	9.1	8.4	15.5	2.2	35.2
2016
Net sales	$498.9	$203.4	$1,168.0	$125.3	$1,995.6
Income from operations	23.6	—	143.5	2.0	169.1
Depreciation	16.5	5.3	30.4	4.2	56.4
Capital expenditures	8.4	8.2	18.1	1.6	36.3

Six Months Ended June 30,	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
2017
Net sales	$861.4	$474.1	$2,162.0	$295.3	$3,792.8
Income from operations	25.5	4.8	237.7	7.8	275.8
Depreciation	29.9	14.7	56.7	7.6	108.9
Capital expenditures	31.1	20.1	36.5	4.6	92.3
2016
Net sales	$907.3	$347.6	$2,067.1	$232.9	$3,554.9
Income from operations	22.9	0.4	211.6	1.3	236.2
Depreciation	32.1	9.9	61.2	8.7	111.9
Capital expenditures	19.8	14.4	33.6	4.2	72.0
Assets
As of June 30, 2017	$1,015.1	$806.6	$2,016.9	$468.7	$4,307.3
As of December 31, 2016	$978.5	$739.4	$1,635.2	$426.3	$3,779.4

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment income from operations	$203.7	$169.1	$275.8	$236.2
Corporate expenses	(31.3)	(31.3)	(57.9)	(61.0)
Stock compensation expense	(9.8)	(5.7)	(21.2)	(10.8)
Restructuring expenses	(0.4)	(2.1)	(5.5)	(4.0)
Amortization of intangibles	(13.8)	(11.4)	(27.2)	(22.4)
Consolidated income from operations	$148.4	$118.6	$164.0	$138.0

	June 30, 2017	December 31, 2016
Segment assets	$4,307.3	$3,779.4
Cash and cash equivalents	317.8	429.7
Investments in affiliates	441.2	414.9
Deferred tax assets, other current and noncurrent assets	607.2	560.7
Intangible assets, net	596.0	607.3
Goodwill	1,423.0	1,376.4
Consolidated total assets	$7,692.5	$7,168.4

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

At June 30, 2017, the Company has outstanding guarantees of indebtedness owed to third parties of approximately $64.6 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2021. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees historically have been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Legal Claims and Other Matters

The Environmental Protection Agency of Victoria, Australia has issued the Company’s Australian subsidiary a notice regarding remediation of contamination of a property located in a suburb of Melbourne, Australia. The property was owned and divested by the subsidiary before the subsidiary was acquired by the Company. The Australian subsidiary is in the process of reviewing the claims contained in the notice. At this time, the Company is not able to determine whether the subsidiary might have any liability or the nature and cost of any possible required remediation.

In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through June 30, 2017, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $39.7 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

RESULTS OF OPERATIONS
For the three months ended June 30, 2017, we generated net income of $91.5 million, or $1.14 per share, compared to net income of $50.3 million, or $0.61 per share, for the same period in 2016. For the first six months of 2017, we generated net income of $81.4 million, or $1.02 per share, compared to net income of $58.1 million, or $0.70 per share, for the same period in 2016.

Net sales during the three and six months ended June 30, 2017 were $2,165.2 million and $3,792.8 million, respectively, which were approximately 8.5% and 6.7% higher than the same periods in 2016, respectively, primarily due to the benefit of new acquisitions and sales growth in our South America, Europe/Middle East (“EME”) and Asia/Pacific/Africa (“APA”) regions.

Income from operations for the three months ended June 30, 2017 was $148.4 million compared to $118.6 million for the same period in 2016. Income from operations was $164.0 million for the six months ended June 30, 2017 compared to $138.0 million for the same period in 2016. The increase in income from operations for the three and six months was primarily a result of higher net sales and improved gross margins supported by cost reduction initiatives.

Regionally, income from operations in our EME region increased in both the three and six months ended June 30, 2017 compared to the same periods in 2016. The increase was primarily due to increased net sales and production levels as well as a better sales mix. In our North American region, income from operations improved modestly for the three and six months ended June 30, 2017 as compared to the same periods in 2016. The impacts from improved factory productivity and expense reduction efforts were mostly offset by lower net sales and production volumes. Income from operations in our South American region also increased in both the three and six months ended June 30, 2017 compared to the same periods in 2016. The benefits of higher net sales and production volumes, were mostly offset by material cost inflation and costs associated with transitioning to new tier 3 emission technology. The operating results in our APA region improved for both the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to increased net sales and production levels.

Industry Market Conditions
Harvests over the last four consecutive years have been near record levels and are satisfying growing global demand for grain. These higher grain inventories pressure commodity prices and generally result in lower farm income. Industry demand for equipment in most global markets remain at historically low levels as a result of weaker economic conditions. Following severe declines in the prior three years, demand is starting to stabilize as some farmers are returning to more normal equipment replacement schedules.

In North America, industry unit retail sales of utility and high horsepower tractors for the first six months of 2017 decreased by approximately 3% compared to the first six months of 2016. Industry unit retail sales of combines for the first six months of 2017 increased by approximately 3% compared to the first six months of 2016. Industry retail sales were significantly lower for high horsepower tractors, hay equipment and grain storage and handling equipment.

In Western Europe, industry unit retail sales of tractors for the first six months of 2017 decreased by approximately 2% compared to the first six months of 2016. Industry unit retail sales of combines for the first six months of 2017 decreased by approximately 11% compared to the first six months of 2016. Lower commodity prices in the arable farming sector are being partially offset by more favorable conditions for dairy and livestock producers across the region. Growth in the United Kingdom, Spain and Italy was primarily offset by market demand decrease in France.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

South America industry unit retail sales of tractors for the first six months of 2017 increased approximately 36% compared to the same period in 2016. Industry unit retail sales of combines for the first six months of 2017 increased by approximately 28% compared to the first six months of 2016. Improved industry retail sales in Brazil as compared to depressed levels experienced in the first six months of 2016, as well as more supportive government policies in Argentina, both contributed to growth in the region.

STATEMENTS OF OPERATIONS
Net sales for the three months ended June 30, 2017 were $2,165.2 million compared to $1,995.6 million for the same period in 2016. Net sales for the six months ended June 30, 2017 were $3,792.8 million compared to $3,554.9 million for the same period in 2016. Foreign currency translation negatively impacted net sales by approximately $40.4 million, or 2.0%, for the three months ended June 30, 2017, and by approximately $53.7 million, or 1.5%, for the six months ended June 30, 2017. Recent acquisitions positively impacted net sales by approximately $46.7 million, or 2.3%, for the three months ended June 30, 2017, and by approximately $90.7 million, or 2.6%, for the six months ended June 30, 2017.

The following tables sets forth, for the three and six months ended June 30, 2017, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended June 30,		Change		Change Due to Currency Translation
	2017	2016	$	%	$	%
North America	$478.8	$498.9	$(20.1)	(4.0)%	$(3.9)	(0.8)%
South America	251.9	203.4	48.5	23.8%	11.1	5.5%
Europe/Middle East(1)	1,269.5	1,168.0	101.5	8.7%	(44.5)	(3.8)%
Asia/Pacific/Africa(1)	165.0	125.3	39.7	31.7%	(3.1)	(2.5)%
	$2,165.2	$1,995.6	$169.6	8.5%	$(40.4)	(2.0)%

	Six Months Ended June 30,		Change		Change Due to Currency Translation
	2017	2016	$	%	$	%
North America	$861.4	$907.3	$(45.9)	(5.1)%	$(6.3)	(0.7)%
South America	474.1	347.6	126.5	36.4%	44.3	12.7%
Europe/Middle East(1)	2,162.0	2,067.1	94.9	4.6%	(87.5)	(4.2)%
Asia/Pacific/Africa(1)	295.3	232.9	62.4	26.8%	(4.2)	(1.8)%
	$3,792.8	$3,554.9	$237.9	6.7%	$(53.7)	(1.5)%
____________________________________
(1) Effective January 1, 2017, we realigned our regional structure as reflected above. See Note 15 to our condensed consolidated financial statements for further information.

Regionally, net sales in North America decreased during both the three and six months ended June 30, 2017 compared to the same periods in 2016. The decline was the result of softer industry demand and dealer inventory reduction efforts. Net sales declines were most significant for hay tools and grain storage and handling equipment, partially offset by net sales growth in mid-size and high horsepower tractors. In the EME region, net sales were higher during the three and six months ended June 30, 2017 compared to the same periods in 2016. The increase was primarily due to the benefit of acquisitions and sales growth in Germany, Italy and the United Kingdom, partially offset by declines in France. Net sales in South America increased during both the three and six months ended June 30, 2017 compared to the same periods in 2016. Net sales growth was primarily due to improved market demand in both Brazil and Argentina. In the APA region, net sales increased during the three and six months ended June 30, 2017 compared to the same periods in 2016, primarily driven by growth in Australia and China. We estimate worldwide average price increases were approximately 1.3% and 1.1% during the three and six months ended June 30, 2017, respectively, compared to the same prior year periods. Consolidated net sales of tractors and combines, which comprised approximately 62% and 61% of our net sales for the three and six months ended June 30, 2017, respectively, increased approximately 9% and 7%, respectively, for the three and six months ended June 30, 2017 compared to the same

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

periods in 2016. Unit sales of tractors and combines decreased approximately 3% and 4%, respectively, for the three and six months ended June 30, 2017 compared to the same periods in 2016. The difference between the unit sales change and the change in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended June 30,
	2017		2016
	$	% of Net Sales(1)	$	% of Net Sales
Gross profit	$475.4	22.0%	$427.0	21.4%
Selling, general and administrative expenses	236.1	10.9%	217.8	10.9%
Engineering expenses	76.7	3.5%	77.1	3.9%
Restructuring expenses	0.4	—%	2.1	0.1%
Amortization of intangibles	13.8	0.6%	11.4	0.6%
Income from operations	$148.4	6.9%	$118.6	5.9%

	Six Months Ended June 30,
	2017		2016
	$	% of Net Sales(1)	$	% of Net Sales
Gross profit	$805.7	21.2%	$741.7	20.9%
Selling, general and administrative expenses	459.3	12.1%	429.0	12.1%
Engineering expenses	149.7	3.9%	148.3	4.2%
Restructuring expenses	5.5	0.1%	4.0	0.1%
Amortization of intangibles	27.2	0.7%	22.4	0.6%
Income from operations	$164.0	4.3%	$138.0	3.9%
____________________________________

(1)	Rounding may impact summation of amounts.

Gross profit as a percentage of net sales improved for both the three and six months ended June 30, 2017 compared to the same periods in 2016 due to the impact of pricing, as well as material cost and labor productivity initiatives. Production hours increased in both Europe and South America in response to increased demands in those regions during the three months ended June 30, 2017, while production hours decreased in the North American region in order to reduce dealer inventories. Overall, production hours increased slightly on a global basis during the three months ended June 30, 2017, while they decreased slightly during the first half of 2017, as compared to the same periods in 2016. We recorded approximately $1.0 million and $1.6 million of stock compensation expense within cost of goods sold during the three and six months ended June 30, 2017, respectively, compared to approximately $0.5 million and $0.9 million, respectively, for the comparable periods in 2016, as is more fully explained below and in Note 3 to our Condensed Consolidated Financial Statements.

SG&A expenses and engineering expenses combined, as a percentage of sales, were relatively consistent for the three and six months ended June 30, 2017 compared to the same periods in 2016. We recorded approximately $9.8 million and $21.2 million of stock compensation expense within SG&A expenses during the three and six months ended June 30, 2017, respectively, compared to $5.7 million and $10.8 million during the same periods in 2016, respectively, as is more fully explained in Note 3 to our Condensed Consolidated Financial Statements. During the three months ended March 31, 2017, we recorded approximately $4.8 million of accelerated stock compensation expense associated with a stock award declined by our Chief Executive Officer.

The restructuring expenses of $0.4 million and $5.5 million recorded during the three and six months ended June 30, 2017, respectively, were primarily related to severance and other related costs associated with the rationalization of certain manufacturing operations and administrative offices located in Europe, South America and the United States. Refer to Note 2 to our Condensed Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Interest expense, net was approximately $11.3 million and $22.0 million for the three and six months ended June 30, 2017, respectively, compared to approximately $11.9 million and $22.4 million for the comparable periods in 2016.

Other expense, net was approximately $17.7 million and $16.0 million for the three months ended June 30, 2017 and 2016, respectively. Other expense, net was approximately $30.7 million and $27.3 million for the six months ended June 30, 2017 and 2016, respectively. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil, were approximately $8.9 million and $17.2 million for the three and six months ended June 30, 2017, respectively, compared to approximately $4.7 million and $9.5 million for the comparable periods in 2016. This increase was partially offset by lower foreign exchange losses during the three and six months ended June 30, 2017 as compared to the same periods in 2016.

We recorded an income tax provision of approximately $36.9 million and $48.0 million for the three and six months ended June 30, 2017, respectively, compared to $54.8 million and $54.4 million, respectively, for the comparable periods in 2016. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. Our effective tax rate for the three and six months ended June 30, 2017 reflects the impact of establishing a valuation allowance during the three months ended June 30, 2016 against our U.S. net deferred income tax assets, as we have not been recording a tax benefit against losses in that jurisdiction since that period.

During the three months ended June 30, 2016, we recorded a non-cash deferred tax adjustment of approximately $31.6 million to establish a valuation allowance against our U.S. net deferred income tax assets for previous periods. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies and determined that the adjustment to the valuation allowance at June 30, 2016 was appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. As of June 30, 2017, we believe it is more likely than not that we will realize our remaining deferred tax assets, net of the valuation allowance, in future years.

Equity in net earnings of affiliates, which is primarily comprised of income from our finance joint ventures, was approximately $9.1 million and $20.1 million for the three and six months ended June 30, 2017, respectively, compared to approximately $13.5 million and $25.7 million for the comparable periods in 2016. The decrease for the three and six months ended June 30, 2017 as compared to the same periods in 2016 was primarily due to lower net earnings from certain finance joint ventures and other affiliates. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations.

FINANCE JOINT VENTURES
Our AGCO Finance joint ventures provide both retail financing and wholesale financing to our dealers in the United States, Canada, Europe, Brazil, Argentina and Australia. The joint ventures are owned by AGCO and by a wholly owned subsidiary of Rabobank, a financial institution based in the Netherlands. The majority of the assets of the finance joint ventures consist of finance receivables. The majority of the liabilities consist of notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of June 30, 2017, our capital investment in the finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $405.6 million compared to $380.8 million as of December 31, 2016. The total finance portfolio in our finance joint ventures was approximately $8.4 billion and $8.0 billion as of June 30, 2017 and December 31, 2016, respectively. The total finance portfolio as of June 30, 2017 included approximately $7.0 billion of retail receivables and $1.4 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2016 included approximately $6.7 billion of retail receivables and $1.3 billion of wholesale receivables from AGCO dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. For the six months ended June 30, 2017, our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Condensed Consolidated Statements of Operations, was $20.1 million compared to $24.0 million for the same period in 2016.

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

June 30, 2017
1.056% Senior term loan due 2020	$228.4
Credit facility, expiring 2020	428.7
Senior term loan due 2021	342.6
5 7/8% Senior notes due 2021	305.9
Senior term loans due between 2019 and 2026	428.2
Other long-term debt	133.4
Debt issuance costs	(4.7)
$1,862.5

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

Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of both June 30, 2017 and December 31, 2016, the receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements were approximately $1.1 billion.

Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements are also without recourse to us. As of June 30, 2017 and December 31, 2016, these finance joint ventures had approximately $53.3 million and $41.5 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Cash Flows

Cash flows used in operating activities were approximately $66.4 million for the first six months of 2017 compared to approximately $64.6 million for the first six months of 2016. Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,231.2 million in working capital at June 30, 2017 as compared to $1,020.8 million at December 31, 2016 and $1,160.1 million at June 30, 2016. Accounts receivable and inventories, combined, at June 30, 2017 were $499.7 million and $194.8 million higher than at December 31, 2016 and June 30, 2016, respectively. The increase in accounts receivable and inventories as of June 30, 2017 compared to December 31, 2016 was as a result of an increase in production levels and seasonal requirements. The increase in accounts receivable and inventories as of June 30, 2017 compared to June 30, 2016 was primarily the result of acquisitions and the transition to new tier 3 emission technology in Brazil.

Capital expenditures for the first six months of 2017 were $92.3 million compared to $72.0 million for the same period of 2016. We anticipate that capital expenditures for the full year of 2017 will be approximately $200.0 million to $225.0 million and will be used primarily to support the development and enhancement of new and existing products, upgrade our system capabilities and improve our factory productivity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 38.6% and 37.5% at June 30, 2017 and December 31, 2016, respectively.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
We are party to a number of commitments and other financial arrangements, which may include “off-balance sheet” arrangements. At June 30, 2017, we have outstanding guarantees of indebtedness owed to third parties of approximately $64.6 million, primarily related to dealer and end-user financing of equipment. We also sell a majority of our wholesale receivables in North America, Europe and Brazil to our U.S., Canadian, European and Brazilian finance joint ventures. At June 30, 2017, we had outstanding designated and non-designated foreign currency contracts with a gross notional amount of approximately $1,469.7 million. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 10, 12 and 16 to our Condensed Consolidated Financial Statements, for further discussion of these matters.

Contingencies

The Environmental Protection Agency of Victoria, Australia has issued our Australian subsidiary a notice to our subsidiary regarding remediation of contamination of a property located in a suburb of Melbourne, Australia.

As part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries.

Refer to Note 16 to our Condensed Consolidated Financial Statements for further discussion of these matters.

OUTLOOK
Industry demand for farm equipment is expected to remain relatively flat in Europe, weaken in North America, but strengthen in South America, for the full year of 2017 compared to 2016. Our net sales in 2017 are expected to increase compared to 2016, primarily due to the impact of pricing, acquisition-related sales and improved net sales volumes. Income from operations and net income are expected to be above 2016 levels due to higher net sales as well as margin improvements.

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

Foreign Currency Risk Management
For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2016. As of the second quarter of 2017, there has been no material change in our exposure to market risks.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2017, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 16 to our Condensed Consolidated Financial Statements.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation

10.1	Letter Agreement for Far East Markets, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.1

10.2	Letter Agreement for Mexico, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.2

10.3	Letter Agreement for Australia/New Zealand, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.3

10.4	Amendment to the Letter Agreement for Africa, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.4

31.1	Certification of Martin Richenhagen	Filed herewith

31.2	Certification of Andrew H. Beck	Filed herewith

32.1	Certification of Martin Richenhagen and Andrew H. Beck	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2017	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)