Form 10-Q
period 2018-03-31
AGCO CORP /DE
filed 2018-05-09
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 4, 2018, there are 79,539,801 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$348.2	$367.7
Accounts and notes receivable, net	1,023.6	1,019.4
Inventories, net	2,283.3	1,872.9
Other current assets	406.2	367.7
Total current assets	4,061.3	3,627.7
Property, plant and equipment, net	1,486.9	1,485.3
Investment in affiliates	422.0	409.0
Deferred tax assets	117.9	112.2
Other assets	157.1	147.1
Intangible assets, net	639.9	649.0
Goodwill	1,563.8	1,541.4
Total assets	$8,448.9	$7,971.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$129.7	$95.4
Accounts payable	990.4	917.5
Accrued expenses	1,325.5	1,407.9
Other current liabilities	269.9	229.8
Total current liabilities	2,715.5	2,650.6
Long-term debt, less current portion and debt issuance costs	1,989.0	1,618.1
Pensions and postretirement health care benefits	243.9	247.3
Deferred tax liabilities	133.2	130.5
Other noncurrent liabilities	247.9	229.9
Total liabilities	5,329.5	4,876.4
Commitments and contingencies (Note 16)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2018 and 2017	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 79,525,602 and 79,553,825 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	0.8	0.8
Additional paid-in capital	135.3	136.6
Retained earnings	4,266.6	4,253.8
Accumulated other comprehensive loss	(1,349.8)	(1,361.6)
Total AGCO Corporation stockholders’ equity	3,052.9	3,029.6
Noncontrolling interests	66.5	65.7
Total stockholders’ equity	3,119.4	3,095.3
Total liabilities and stockholders’ equity	$8,448.9	$7,971.7

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended March 31,
	2018	2017
Net sales	$2,007.5	$1,627.6
Cost of goods sold	1,579.5	1,297.3
Gross profit	428.0	330.3
Selling, general and administrative expenses	264.6	222.7
Engineering expenses	90.9	73.1
Restructuring expenses	5.9	5.1
Amortization of intangibles	15.7	13.4
Bad debt expense	0.4	0.3
Income from operations	50.5	15.7
Interest expense, net	10.3	10.7
Other expense, net	11.5	13.1
Income (loss) before income taxes and equity in net earnings of affiliates	28.7	(8.1)
Income tax provision	11.4	11.1
Income (loss) before equity in net earnings of affiliates	17.3	(19.2)
Equity in net earnings of affiliates	7.7	11.0
Net income (loss)	25.0	(8.2)
Net income attributable to noncontrolling interests	(0.7)	(1.9)
Net income (loss) attributable to AGCO Corporation and subsidiaries	$24.3	$(10.1)
Net income (loss) per common share attributable to AGCO Corporation and subsidiaries:
Basic	$0.31	$(0.13)
Diluted	$0.30	$(0.13)
Cash dividends declared and paid per common share	$0.15	$0.14
Weighted average number of common and common equivalent shares outstanding:
Basic	79.6	79.5
Diluted	80.5	79.5

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in millions)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$25.0	$(8.2)
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	9.7	42.7
Defined benefit pension plans, net of tax	3.1	2.9
Unrealized (loss) gain on derivatives, net of tax	(0.9)	3.3
Other comprehensive income, net of reclassification adjustments	11.9	48.9
Comprehensive income	36.9	40.7
Comprehensive income attributable to noncontrolling interests	(0.8)	(3.5)
Comprehensive income attributable to AGCO Corporation and subsidiaries	$36.1	$37.2

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$25.0	$(8.2)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	59.2	54.3
Deferred debt issuance cost amortization	0.2	0.2
Amortization of intangibles	15.7	13.4
Stock compensation expense	9.2	12.0
Equity in net earnings of affiliates, net of cash received	(4.3)	(6.3)
Deferred income tax provision	(7.0)	(1.5)
Other	(0.1)	(0.2)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	6.2	(17.2)
Inventories, net	(398.2)	(234.4)
Other current and noncurrent assets	(36.2)	(43.3)
Accounts payable	66.4	63.7
Accrued expenses	(108.4)	(78.4)
Other current and noncurrent liabilities	11.0	(5.5)
Total adjustments	(386.3)	(243.2)
Net cash used in operating activities	(361.3)	(251.4)
Cash flows from investing activities:
Purchases of property, plant and equipment	(46.1)	(57.1)
Proceeds from sale of property, plant and equipment	1.5	0.8
Investments in unconsolidated affiliates	—	(0.8)
Other	0.4	—
Net cash used in investing activities	(44.2)	(57.1)
Cash flows from financing activities:
Proceeds from debt obligations	1,329.6	1,057.1
Repayments of debt obligations	(928.1)	(880.3)
Purchases and retirement of common stock	(7.1)	—
Payment of dividends to stockholders	(11.9)	(11.1)
Payment of minimum tax withholdings on stock compensation	(3.2)	(3.2)
Investments by noncontrolling interest	—	0.2
Net cash provided by financing activities	379.3	162.7
Effects of exchange rate changes on cash and cash equivalents	6.7	6.0
Decrease in cash and cash equivalents	(19.5)	(139.8)
Cash and cash equivalents, beginning of period	367.7	429.7
Cash and cash equivalents, end of period	$348.2	$289.9
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements of AGCO Corporation and its subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, comprehensive income (loss) and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Results for interim periods are not necessarily indicative of the results for the year.

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows for the election to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act (the “2017 Tax Act”)on items within accumulated other comprehensive income (loss) to retained earnings. These disproportionate income tax effect items are referred to as “stranded tax effects.” The amendments within ASU 2018-02 only relate to the reclassification of the income tax effects of the 2017 Tax Act. Certain disclosures are required in the period of adoption as to whether an entity has elected to reclassify the stranded tax effects. ASU 2018-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The standard should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. corporate income tax rate in the 2017 Tax Act is recognized. Early adoption is permitted for any interim or annual period. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations, financial condition and cash flows, but does not expect the impact to be material.

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), which aligns an entity’s risk management activities and financial reporting for hedge relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments include 1) the ability to apply hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk, 2) new alternatives for measuring the hedged item for fair value hedges of interest rate risk, 3) elimination of the requirement to separately measure and report hedge ineffectiveness, 4) requirement to present the earnings effect of the hedging instrument in the same income statement line in which the earnings effect of the hedged item is reported and 5) less stringent requirements for effectiveness testing, hedge documentation and applying the critical terms match method. ASU 2017-12 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods using a prospective approach. Early adoption is permitted for any interim or annual period. The amendments should be applied to existing hedging relationships on the date of adoption. The Company adopted ASU 2017-12 on January 1, 2018. The standard did not have a material impact on the Company’s results of operations, financial condition and cash flows.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires the service cost component of net periodic pension and postretirement benefit cost be included in the same line item as other compensation costs arising from services rendered by employees. The other components of net periodic pension and postretirement benefit cost are required to be classified outside the subtotal of income from operations. Of the components of net periodic pension and postretirement benefit cost, only the service cost component will be eligible for asset capitalization. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, using a retrospective approach for the presentation of the service cost component and other components of net periodic pension and postretirement benefit cost in the statement of operations; and a prospective approach for the capitalization of the service cost component of net periodic pension and postretirement benefit cost in assets. Early adoption is permitted for any interim or annual period. ASU 2017-07 allows a practical expedient for applying the retrospective presentation requirements. The Company adopted ASU 2017-07 on January 1, 2018 and retrospectively applied the standard to the presentation of the other components of net periodic pension and

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

postretirement benefit costs in the Company’s Condensed Consolidated Statements of Operations. As part of the adoption, the Company elected to use the practical expedient, which allowed the Company to use the information previously disclosed as the basis for applying the retrospective presentation requirements of the standard. For the three months ended March 31, 2017, the Company reclassified approximately $0.1 million of expense related to the other components of net periodic pension and postretirement costs from “Selling, general and administrative expenses” and “Engineering expenses” to “Other expenses, net.”

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates Step 2 from the goodwill impairment test. Under the standard, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, resulting in an impairment charge that is the amount by which the carrying amount exceeds the reporting unit’s fair value. The impairment charge, however, should not exceed the total amount of goodwill allocated to a reporting unit. The impairment assessment under ASU 2017-04 applies to all reporting units, including those with a zero or negative carrying amount. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods using a prospective approach. Early adoption is permitted for any interim or annual goodwill impairment test performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations, financial condition and cash flows, but does not expect the impact to be material.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which supersedes the existing lease guidance under current U.S. GAAP. ASU 2016-02 is based on the principle that entities should recognize assets and liabilities arising from leases. The standard does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard and leases continue to be classified as finance or operating. ASU 2016-02’s primary change is the requirement for entities to recognize a lease liability for payments and a right-of-use asset representing the right to use the leased asset during the term of an operating lease arrangement. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of 12 months or less. Lessors’ accounting under the standard is largely unchanged from the previous accounting standard. In addition, ASU 2016-02 expands the disclosure requirements of lease arrangements. The standard is effective for reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. Upon adoption, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In March 2018, the FASB approved a new, optional transition method that provides the option to use the effective date as the date of initial application on transition. Under this option, the comparative periods would continue to apply the legacy guidance in Accounting Standard Codification (“ASC”) 840, including the disclosure requirements, and a cumulative effect adjustment would be recognized in the period of adoption rather than the earliest period presented. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations, financial condition and cash flows, but the Company has elected not to early adopt the standard for the year ended December 31, 2018.

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

The Company adopted ASU 2014-09 with an application date of January 1, 2018 using the modified retrospective approach. Under this method, the Company recognized the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of stockholders’ equity as of January 1, 2018 within “Retained earnings.” The cumulative

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

effect was approximately $0.4 million, which was related to the recognition of contract assets and contract liabilities for the value of the expected replacement parts returns. The comparative information has not been adjusted and continues to be reported under ASU 2009-13, “Revenue Recognition.” The details of the significant changes and quantitative impact of the changes are discussed below.

The Company has enhanced its accounting policies and practices, business processes, systems and controls, as well as designed and implemented specific internal controls over the implementation and adherence to the standard, including new disclosure requirements.

Replacement Parts Returns

The Company has various promotional and annual return programs with respect to the sale of replacement parts whereby the Company’s dealers, distributors and other customers can return specified replacement parts pursuant to such programs. The Company previously recognized revenue for the sale of replacement parts and recorded a corresponding provision for the amount of expected returns at the time of sale. Pursuant to the adoption of ASU 2014-09, the Company recognized a contract asset for the right to recover returned replacement parts at cost, reflected within “Other current assets” in the Company’s Condensed Consolidated Balance Sheets. Conversely, the provision for expected returns is recorded at the sales value of expected returns, reflected as a contract liability within “Accrued expenses.”  The Company’s estimates of returns are based on the terms of the promotional and annual return programs and anticipated returns in the future.

The following table summarizes the impact of adopting ASU 2014-09 on the Company’ s Condensed Consolidated Balance Sheet as of March 31, 2018 (in millions):

	As Reported	Balances Without Adoption of ASU 2014-09	Increase Due to Adoption
Assets
Accounts and notes receivable, net	$1,023.6	$1,023.4	$0.2
Other current assets	406.2	395.8	10.4
Total current assets	4,061.3	4,050.7	10.6
Total assets	8,448.9	8,438.3	10.6

Liabilities and Stockholders’ Equity
Accrued expenses	$1,325.5	$1,315.3	$10.2
Total current liabilities	2,715.5	2,705.3	10.2
Retained earnings	4,266.6	4,266.2	0.4
Total stockholder’s equity	3,119.4	3,119.0	0.4
Total liabilities and stockholder’s equity	8,448.9	8,438.3	10.6

The impact of adopting ASU 2014-09 on the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018 was not material.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

2.    RESTRUCTURING EXPENSES

Beginning in 2014 through 2018, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities and various administrative offices located in Europe, South America, China and the United States in order to reduce costs in response to softening global market demand and lower production volumes. The aggregate headcount reduction was approximately 3,370 employees between 2014 and 2017. During the three months ended March 31, 2018, the Company recorded severance and related costs associated with further rationalizations in Europe, South America and the United States, in connection with the termination of approximately 110 employees. Restructuring expenses activity during the three months ended March 31, 2018 is summarized as follows (in millions):

Employee Severance
Balance as of December 31, 2017	$10.9
First quarter 2018 provision	5.9
First quarter 2018 cash activity	(3.7)
Foreign currency translation	0.1
Balance as of March 31, 2018	$13.2

3.    STOCK COMPENSATION PLANS

The Company recorded stock compensation expense as follows for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
	2018	2017
Cost of goods sold	$0.8	$0.6
Selling, general and administrative expenses	8.4	11.4
Total stock compensation expense	$9.2	$12.0

Stock Incentive Plan

Under the Company’s 2006 Long Term Incentive Plan (the “2006 Plan”), up to 10,000,000 shares of AGCO common stock may be issued. As of March 31, 2018, of the 10,000,000 shares reserved for issuance under the 2006 Plan, approximately 3,493,582 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Long-Term Incentive Plan and Related Performance Awards

The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the three months ended March 31, 2018 and 2017 was $71.40 and $61.83, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

During the three months ended March 31, 2018, the Company granted 441,740 performance awards related to varying performance periods. The awards granted assume the maximum target level of performance is achieved, as applicable. The compensation expense associated with all awards granted under the 2006 Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Performance award transactions during the three months ended March 31, 2018 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan awards:

Shares awarded but not earned at January 1	1,645,078
Shares awarded	441,740
Shares forfeited	(39,250)
Shares earned	—
Shares awarded but not earned at March 31	2,047,568

As of March 31, 2018, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $49.3 million, and the weighted average period over which it is expected to be recognized is approximately two years. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

Restricted Stock Unit Awards

During the three months ended March 31, 2018, the Company granted 110,404 restricted stock unit (“RSU”) awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. The compensation expense associated with these awards is amortized ratably over the requisite service period for the awards that are expected to vest. The weighted average grant-date fair value of the RSUs granted under the 2006 Plan during the three months ended March 31, 2018 and 2017 was $71.40 and $61.83, respectively. RSU transactions during the three months ended March 31, 2018 were as follows:

Shares awarded but not vested at January 1	237,468
Shares awarded	110,404
Shares forfeited	(4,635)
Shares vested	(117,172)
Shares awarded but not vested at March 31	226,065

As of March 31, 2018, the total compensation cost related to the unvested RSUs not yet recognized was approximately $12.9 million, and the weighted average period over which it is expected to be recognized is approximately two years.

Stock-Settled Appreciation Rights

Compensation expense associated with the stock-settled appreciation rights (“SSAR”) awards is amortized ratably over the requisite service period for the awards that are expected to vest. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. SSAR transactions during the three months ended March 31, 2018 were as follows:

SSARs outstanding at January 1	1,060,192
SSARs granted	157,700
SSARs exercised	(67,475)
SSARs canceled or forfeited	(5,325)
SSARs outstanding at March 31	1,145,092

As of March 31, 2018, the total compensation cost related to the unvested SSARs not yet recognized was approximately $5.7 million, and the weighted average period over which it is expected to be recognized is approximately three years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Director Restricted Stock Grants

The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The 2018 grant was made on April 26, 2018 and equated to 17,226 shares of common stock, of which 12,629 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.1 million during the three months ended June 30, 2018 associated with this grant.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of acquired intangible assets during the three months ended March 31, 2018 are summarized as follows (in millions):

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2017	$208.4	$600.4	$160.0	$9.1	$977.9
Foreign currency translation	2.5	5.2	2.3	0.3	10.3
Balance as of March 31, 2018	$210.9	$605.6	$162.3	$9.4	$988.2

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2017	$61.4	$279.7	$73.4	$3.0	$417.5
Amortization expense	2.9	10.2	2.5	0.1	15.7
Foreign currency translation	0.5	2.7	1.4	0.1	4.7
Balance as of March 31, 2018	$64.8	$292.6	$77.3	$3.2	$437.9

Trademarks and Tradenames
Indefinite-lived intangible assets:
Balance as of December 31, 2017	$88.6
Foreign currency translation	1.0
Balance as of March 31, 2018	$89.6
The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from three to 50 years.

Changes in the carrying amount of goodwill during the three months ended March 31, 2018 are summarized as follows (in millions):

	North America	South America	Europe/Middle East	Asia/ Pacific/Africa	Consolidated
Balance as of December 31, 2017	$611.1	$136.4	$671.0	$122.9	$1,541.4
Adjustment	—	—	1.9	—	1.9
Foreign currency translation	—	(0.4)	17.2	3.7	20.5
Balance as of March 31, 2018	$611.1	$136.0	$690.1	$126.6	$1,563.8

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

5.    INDEBTEDNESS

Indebtedness consisted of the following at March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018	December 31, 2017
1.056% Senior term loan due 2020	$246.5	$239.8
Credit facility, expiring 2020	823.8	471.2
Senior term loans due 2021	123.2	119.9
5 7/8% Senior notes due 2021	305.0	305.3
Senior term loans due between 2019 and 2026	462.1	449.7
Other long-term debt	161.8	131.6
Debt issuance costs	(3.7)	(4.0)
	2,118.7	1,713.5
Less: Current portion of other long-term debt	(129.7)	(95.4)
Total indebtedness, less current portion	$1,989.0	$1,618.1

1.056% Senior Term Loan

In December 2014, the Company entered into a term loan with the European Investment Bank, which provided the Company with the ability to borrow up to €200.0 million. The €200.0 million (or approximately $246.5 million as of March 31, 2018) of funding was received on January 15, 2015 with a maturity date of January 15, 2020. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.056% per annum, payable quarterly in arrears.

Credit Facility

The Company’s revolving credit and term loan facility consists of an $800.0 million multi-currency revolving credit facility and a €312.0 million (or approximately $384.5 million as of March 31, 2018) term loan facility. The maturity date of the credit facility is June 26, 2020. Under the credit facility agreement, interest accrues on amounts outstanding, at the Company’s option, depending on the currency borrowed, at either (1) LIBOR or EURIBOR plus a margin ranging from 1.0% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0% plus a margin ranging from 0.0% to 0.25% based on the Company’s leverage ratio. As is more fully described in Note 10, the Company entered into an interest rate swap in 2015 to convert the term loan facility’s floating interest rate to a fixed interest rate of 0.33% plus the applicable margin over the remaining life of the term loan facility. As of March 31, 2018, the Company had $823.8 million of outstanding borrowings under the credit facility and the ability to borrow approximately $360.7 million under the facility. Approximately $439.3 million was outstanding under the multi-currency revolving credit facility and €312.0 million (or approximately $384.5 million) was outstanding under the term loan facility as of March 31, 2018. As of December 31, 2017, approximately $97.0 million was outstanding under the Company’s multi-currency revolving credit facility, and the Company had the ability to borrow approximately $703.0 million under the facility. Approximately €312.0 million (or approximately $374.2 million) was outstanding under the term loan facility as of December 31, 2017.

During 2015, the Company designated its €312.0 million ($384.5 million as of March 31, 2018) term loan facility as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. See Note 10 for additional information about the net investment hedge.

Senior Term Loans Due 2021

In April 2016, the Company entered into two term loan agreements with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), in the amount of €100.0 million and €200.0 million, respectively. The provisions of the two term loans were identical in nature. In December 2017, the Company repaid its €200.0 million (or approximately $239.8 million) term loan. The Company's €100.0 million (or approximately $123.2 million as of March 31, 2018) remains outstanding. The Company had the ability to prepay the term loans before their maturity date on April 26, 2021. Interest is

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

payable on the remaining term loan per annum, paid quarterly in arrears, equal to the EURIBOR plus a margin ranging from 1.0% to 1.75% based on the Company’s net leverage ratio.

5 7/8%  Senior Notes

The Company’s $305.0 million of 5 7/8% senior notes due December 1, 2021 constitute senior unsecured and unsubordinated indebtedness. Interest is payable on the notes semi-annually in arrears. At any time prior to September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date at the treasury rate plus 0.5%, plus accrued and unpaid interest, including additional interest, if any. Beginning September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any. As is more fully described in Note 10, the Company entered into an interest rate swap in 2015 to convert the senior notes’ fixed interest rate to a floating interest rate over the remaining life of the senior notes. During 2016, the Company terminated the interest rate swap. As a result, the Company recorded a deferred gain of approximately $7.3 million associated with the termination, which will be amortized as a reduction to “Interest expense, net” over the remaining term of the 5 7/8% senior notes through December 1, 2021. As of March 31, 2018 and December 31, 2017, the unamortized portion of the deferred gain was approximately $5.0 million and $5.3 million, respectively. The amortization for both the three months ended March 31, 2018 and 2017, was approximately $0.3 million.

In May 2018, the Company announced and commenced a voluntary cash tender offer to purchase any and all of its outstanding 5 7/8% senior notes at a cash purchase price of $1,077.50 per $1,000.00 of senior notes. As a result of the tender offer, the Company repurchased approximately $185.9 million of principal amount of the senior notes for approximately $200.3 million, plus accrued interest. The repurchase resulted in a loss on extinguishment of debt of approximately $15.7 million, including estimated associated fees. The Company also recorded approximately $3.0 million of accelerated amortization of the deferred gain related to the senior notes. Both the loss on extinguishment and the accelerated amortization will be reflected in “Interest expense, net,” for the three months ended June 30, 2018.
Senior Term Loans Due Between 2019 and 2026

The Company has an aggregate amount of indebtedness of €375.0 million (or approximately $462.1 million as of March 31, 2018) through a group of seven related term loan agreements. The provisions of the term loan agreements are identical in nature, with the exception of interest rate terms and maturities. The Company has the ability to prepay the term loans before their maturity dates. Interest is payable on the term loans in arrears either semi-annually or annually as provided below (in millions):

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
				€375.0

Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At March 31, 2018 and December 31, 2017, outstanding letters of credit totaled $14.1 million and $15.2 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

6.    INVENTORIES

Inventories at March 31, 2018 and December 31, 2017 were as follows (in millions):

	March 31, 2018	December 31, 2017
Finished goods	$848.9	$684.1
Repair and replacement parts	652.2	605.9
Work in process	277.9	178.7
Raw materials	504.3	404.2
Inventories, net	$2,283.3	$1,872.9

7.    PRODUCT WARRANTY

The warranty reserve activity for the three months ended March 31, 2018 and 2017 consisted of the following (in millions):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$316.0	$255.6
Accruals for warranties issued during the period	58.5	51.5
Settlements made (in cash or in kind) during the period	(55.9)	(39.9)
Foreign currency translation	7.2	2.9
Balance at March 31	$325.8	$270.1

The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $280.4 million and $273.6 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, respectively. Approximately $45.4 million and $42.4 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

8.    NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share assumes the exercise of outstanding SSARs and the vesting of performance share awards and RSUs using the treasury stock method when the effects of such assumptions are dilutive. A reconciliation of net income (loss) attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share for the three months ended March 31, 2018 and 2017 is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2018	2017
Basic net income (loss) per share:
Net income (loss) attributable to AGCO Corporation and subsidiaries	$24.3	$(10.1)
Weighted average number of common shares outstanding	79.6	79.5
Basic net income (loss) per share attributable to AGCO Corporation and subsidiaries	$0.31	$(0.13)
Diluted net income (loss) per share:
Net income (loss) attributable to AGCO Corporation and subsidiaries	$24.3	$(10.1)
Weighted average number of common shares outstanding	79.6	79.5
Dilutive SSARs, performance share awards and RSUs	0.9	—
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income (loss) per share	80.5	79.5
Diluted net income (loss) per share attributable to AGCO Corporation and subsidiaries	$0.30	$(0.13)

SSARs to purchase approximately 0.4 million and 0.3 million shares of the Company’s common stock for the three months ended March 31, 2018 and 2017, respectively, were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact. In addition, the weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net loss per share above do not include the impact of dilutive SSARs, performance share awards and RSUs for the three months ended March 31, 2017 as the impact would have been antidilutive. The number of shares excluded from the weighted average number of common shares and common share equivalents outstanding was approximately 0.6 million shares for the three months ended March 31, 2017.

9.    INCOME TAXES

At March 31, 2018 and December 31, 2017, the Company had approximately $170.2 million and $163.4 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At March 31, 2018 and December 31, 2017, the Company had approximately $64.2 million and $61.8 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At March 31, 2018 and December 31, 2017, the Company had accrued interest and penalties related to unrecognized tax benefits of $25.4 million and $23.0 million, respectively. Generally, tax years 2012 through 2017 remain open to examination by taxing authorities in the United States and certain other foreign tax jurisdictions.

On December 22, 2017, the 2017 Tax Act was enacted in the United States. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, including a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017.  The 2017 Tax Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes beginning in 2018, including the repeal of the domestic manufacturing deduction, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

In 2017, the Company recorded a provision in accordance with Staff Accounting Bulletin No. 118, which provides SEC Staff guidance for the application of ASC 740, “Income Taxes”, in the reporting period in which the 2017 Tax Act was enacted. The provision reflected both the income tax effects of the 2017 Tax Act for which the accounting under ASC 740 was complete as well as provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC 740 is incomplete but a reasonable estimate was determined. The Company did not identify any items for which the income tax effects of the 2017 Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.

The final impact of the tax reform legislation may differ materially due to factors such as further refinement of the Company’s calculations, changes in interpretations and assumptions that the Company and its advisors have made, additional guidance that may be issued in the future by the U.S. government and actions that the Company may take as a result of the tax reform legislation. Additional information and analysis are needed for factors such as whether non-U.S. entities are subject to withholding taxes, have reserve requirements, or have projected working capital and other capital needs in the country where the earnings were generated that would result in a decision to indefinitely reinvest a portion or all of their earnings. When more guidance and interpretations are released, specifically with respect to the transition tax and future repatriation of foreign earnings to the U.S., the Company will complete its accounting and revise any provisional estimates, if required. For the three months ended March 31, 2018, the Company did not make any adjustments to the provisional amounts recorded as of December 31, 2017.

The Company previously established a valuation allowance to fully reserve its net deferred tax assets in the United States. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies and determined that all adjustments to the valuation allowance were appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize its remaining net deferred tax assets, net of the valuation allowance, in future years.

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

To protect the value of the Company’s investment in foreign operations against adverse changes in foreign currency exchange rates, the Company from time to time, may hedge a portion of the Company’s net investment in the foreign subsidiaries by using a cross currency swap. The component of the gains and losses on the Company’s net investment in the designated foreign operations driven by changes in foreign exchange rates are economically offset by movements in the fair value of the cross currency swap contracts.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

During 2018, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was $148.0 million and $96.8 million as of March 31, 2018 and December 31, 2017, respectively.

Interest Rate Swap Contract

The Company monitors the mix of short-term and long-term debt regularly. From time to time, the Company manages the risk to interest rate fluctuations through the use of derivative financial instruments. During 2015, the Company entered into an interest rate swap instrument with a notional amount of €312.0 million (or approximately $384.5 million at March 31, 2018) and an expiration date of June 26, 2020. The swap was designated and accounted for as a cash flow hedge. Under the swap agreement, the Company pays a fixed interest rate of 0.33% plus the applicable margin, and the counterparty to the agreement pays a floating interest rate based on the three-month EURIBOR.

Changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss and are subsequently reclassified into “Interest expense, net” as a rate adjustment in the same period in which the related interest on the Company’s floating rate term loan facility affects earnings.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and net income during the three months ended March 31, 2018 and 2017 (in millions):

		Recognized in Net Income
Three Months Ended March 31,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2018
Foreign currency contracts(1)	$(1.4)	Cost of goods sold	$(0.6)	$1,579.5
Interest rate swap contract	(0.7)	Interest expense, net	(0.6)	10.3
Total	$(2.1)		$(1.2)
2017
Foreign currency contracts	$1.4	Cost of goods sold	$(0.7)	$1,297.3
Interest rate swap contract	0.6	Interest expense, net	(0.6)	10.7
Total	$2.0		$(1.3)
____________________________________
(1) The outstanding contracts as of March 31, 2018 range in maturity through December 2018.

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended March 31, 2018 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2017	$(6.0)	$(1.3)	$(4.7)
Net changes in fair value of derivatives	(2.2)	(0.1)	(2.1)
Net losses reclassified from accumulated other comprehensive loss into income	1.2	—	1.2
Accumulated derivative net losses as of March 31, 2018	$(7.0)	$(1.4)	$(5.6)

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

During 2015, the Company designated its €312.0 million (or approximately $384.5 million as of March 31, 2018) term loan facility with a maturity date of June 26, 2020 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment.

In January 2018, the Company entered into a cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap has an expiration date of January 19, 2021. At maturity of the cross currency swap contract, the Company will deliver the notional amount of approximately €245.7 million (or approximately $302.8 million as of March 31, 2018) and will receive $300.0 million from the counterparties. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swap.

The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	March 31, 2018	December 31, 2017
Foreign currency denominated debt	$384.5	$374.2
Cross currency swap contract	300.0	—

The following table summarizes the after-tax impact of changes in the fair value of the instrument designated as a net investment hedge during the three months ended March 31, 2018 and 2017 (in millions):

	Loss Recognized in Accumulated Other Comprehensive Loss for the Three Months Ended
	March 31, 2018	March 31, 2017
Foreign currency denominated debt	$(10.4)	$(4.2)
Cross currency swap contract	(4.6)	—

Derivative Transactions Not Designated as Hedging Instruments

During 2018 and 2017, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of March 31, 2018 and December 31, 2017, the Company had outstanding foreign currency contracts with a notional amount of approximately $1,404.4 million and $1,701.4 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the impact that changes in the fair value of derivatives not designated as hedging instruments had on earnings (in millions):

		For the Three Months Ended
	Classification of Gain	March 31, 2018	March 31, 2017
Foreign currency contracts	Other expense, net	$6.1	$3.8

The table below sets forth the fair value of derivative instruments as of March 31, 2018 (in millions):

	Asset Derivatives as of March 31, 2018		Liability Derivatives as of March 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.1	Other current liabilities	$2.2
Interest rate swap contract	Other noncurrent assets	—	Other noncurrent liabilities	4.9
Cross currency swap contract	Other noncurrent assets	—	Other noncurrent liabilities	4.6
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	2.8	Other current liabilities	5.0
Total derivative instruments		$2.9		$16.7

The table below sets forth the fair value of derivative instruments as of December 31, 2017 (in millions):

	Asset Derivatives as of December 31, 2017		Liability Derivatives as of December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Other current liabilities	$1.2
Interest rate swap contract	Other noncurrent assets	—	Other noncurrent liabilities	4.8
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	7.8	Other current liabilities	11.0
Total derivative instruments		$7.8		$17.0

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

11.    CHANGES IN STOCKHOLDERS’ EQUITY

The following table sets forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three months ended March 31, 2018 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2017	$0.8	$136.6	$4,253.8	$(1,361.6)	$65.7	$3,095.3
Stock compensation	—	9.2	—	—	—	9.2
Issuance of stock awards	—	(3.0)	—	—	—	(3.0)
SSARs exercised	—	(0.4)	—	—	—	(0.4)
Comprehensive income:
Net income	—	—	24.3	—	0.7	25.0
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	9.6	0.1	9.7
Defined benefit pension plans, net of tax	—	—	—	3.1	—	3.1
Unrealized loss on derivatives, net of tax	—	—	—	(0.9)	—	(0.9)
Payment of dividends to stockholders	—	—	(11.9)	—	—	(11.9)
Purchases and retirement of common stock	—	(7.1)	—	—	—	(7.1)
Adjustment related to the adoption of ASU 2014-09	—	—	0.4	—	—	0.4
Balance, March 31, 2018	$0.8	$135.3	$4,266.6	$(1,349.8)	$66.5	$3,119.4

Total comprehensive income attributable to noncontrolling interests for the three months ended March 31, 2018 and 2017 was as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Net income	$0.7	$1.9
Other comprehensive income:
Foreign currency translation adjustments	0.1	1.6
Total comprehensive income	$0.8	$3.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the three months ended March 31, 2018 (in millions):

	Defined Benefit Pension Plans	Deferred Net (Losses) Gains on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2017	$(285.1)	$(4.7)	$(1,071.8)	$(1,361.6)
Other comprehensive (loss) income before reclassifications	—	(2.1)	9.6	7.5
Net losses reclassified from accumulated other comprehensive loss	3.1	1.2	—	4.3
Other comprehensive income (loss), net of reclassification adjustments	3.1	(0.9)	9.6	11.8
Accumulated other comprehensive loss, March 31, 2018	$(282.0)	$(5.6)	$(1,062.2)	$(1,349.8)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three months ended March 31, 2018 and 2017 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31, 2018(1)	Three Months Ended March 31, 2017(1)
Derivatives:
Net losses on foreign currency contracts	$0.6	$0.7	Cost of goods sold
Net losses on interest rate contract	0.6	0.6	Interest expense, net
Reclassification before tax	1.2	1.3
	—	—	Income tax provision
Reclassification net of tax	$1.2	$1.3

Defined benefit pension plans:
Amortization of net actuarial losses	$3.1	$3.0	(2)
Amortization of prior service cost	0.4	0.4	(2)
Reclassification before tax	3.5	3.4
	(0.4)	(0.5)	Income tax provision
Reclassification net of tax	$3.1	$2.9

Net losses reclassified from accumulated other comprehensive loss	$4.3	$4.2
____________________________________
(1) Losses included within the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 13 to the Company’s Condensed Consolidated Financial Statements.

Share Repurchase Program

During the three months ended March 31, 2018, through open market transactions, the Company repurchased 110,132 shares of its common stock for approximately $7.1 million at an average price paid of $64.35 per share. Repurchased shares were retired on the date of purchase, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the Company’s Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

As of March 31, 2018, the remaining amount authorized to be repurchased is approximately $324.3 million. The authorization for $292.9 million of this amount will expire in December 2019. The remaining authorized amount of $31.4 million has no expiration date.

12.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. As of both March 31, 2018 and December 31, 2017, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.3 billion.

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
Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $7.8 million and $8.3 million during the three months ended March 31, 2018 and 2017.

The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of March 31, 2018 and December 31, 2017, these finance joint ventures had approximately $47.8 million and $41.6 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

13.    EMPLOYEE BENEFIT PLANS

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three months ended March 31, 2018 and 2017 are set forth below (in millions):

	Three Months Ended March 31,
Pension benefits	2018	2017
Service cost	$4.9	$4.2
Interest cost	5.1	5.0
Expected return on plan assets	(9.4)	(8.7)
Amortization of net actuarial losses	3.1	3.0
Amortization of prior service cost	0.3	0.3
Net periodic pension cost	$4.0	$3.8

	Three Months Ended March 31,
Postretirement benefits	2018	2017
Interest cost	$0.4	$0.4
Amortization of prior service cost	0.1	0.1
Net periodic postretirement benefit cost	$0.5	$0.5

The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “other expense, net” in the Company’s Condensed Consolidated Statements of Operations. Refer to Note 1 for further information.

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s defined pension and postretirement benefit plans during the three months ended March 31, 2018 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2017	$(380.6)	$(95.5)	$(285.1)
Amortization of net actuarial losses	3.1	0.4	2.7
Amortization of prior service cost	0.4	—	0.4
Accumulated other comprehensive loss as of March 31, 2018	$(377.1)	$(95.1)	$(282.0)

During the three months ended March 31, 2018, approximately $9.9 million of contributions had been made to the Company’s defined pension benefit plans. The Company currently estimates its minimum contributions for 2018 to its defined pension benefit plans will aggregate approximately $32.5 million.
During the three months ended March 31, 2018, the Company made approximately $0.4 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.6 million of contributions to its postretirement health care and life insurance benefit plans during 2018.

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

The Company enters into foreign currency, interest rate swap and cross currency swap contracts. The fair values of the Company’s derivative instruments are determined using discounted cash flow valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these discounted cash flow valuation models for derivative instruments include the applicable exchange rates, forward rates or interest rates. Such models used for option contracts also use implied volatility. See Note 10 for a discussion of the Company’s derivative instruments and hedging activities.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 are summarized below (in millions):

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$2.9	$—	$2.9
Derivative liabilities	$—	$16.7	$—	$16.7

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$7.8	$—	$7.8
Derivative liabilities	$—	$17.0	$—	$17.0

The carrying amounts of long-term debt under the Company’s 1.056% senior term loan, credit facility, senior term loans due 2021 and senior term loans due between 2019 and 2026 (Note 5) approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At March 31, 2018 and December 31, 2017, the estimated fair value of the Company’s 5 7/8% senior notes (Note 5), based on their listed market values, was approximately $317.8 million and $324.7 million, respectively, compared to its carrying value of $305.0 million and $305.3 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

15.    SEGMENT REPORTING

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 2018 and 2017 and assets as of March 31, 2018 and December 31, 2017 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended March 31,	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
2018
Net sales	$502.9	$182.1	$1,163.7	$158.8	$2,007.5
Income (loss) from operations	26.8	(16.6)	99.0	4.7	113.9
Depreciation	17.2	8.0	30.0	4.0	59.2
Capital expenditures	12.1	6.9	25.1	2.0	46.1
2017
Net sales	$382.6	$222.2	$892.5	$130.3	$1,627.6
Income from operations	3.0	2.4	63.5	2.1	71.0
Depreciation	14.2	6.8	28.7	4.6	54.3
Capital expenditures	22.0	11.7	21.0	2.4	57.1
Assets
As of March 31, 2018	$1,160.3	$810.7	$2,323.0	$512.5	$4,806.5
As of December 31, 2017	1,064.1	752.1	2,074.4	499.4	4,390.0

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended March 31,
	2018	2017
Segment income from operations	$113.9	$71.0
Corporate expenses	(33.4)	(25.4)
Stock compensation expense	(8.4)	(11.4)
Restructuring expenses	(5.9)	(5.1)
Amortization of intangibles	(15.7)	(13.4)
Consolidated income from operations	$50.5	$15.7

	March 31, 2018	December 31, 2017
Segment assets	$4,806.5	$4,390.0
Cash and cash equivalents	348.2	367.7
Investments in affiliates	422.0	409.0
Deferred tax assets, other current and noncurrent assets	668.5	614.6
Intangible assets, net	639.9	649.0
Goodwill	1,563.8	1,541.4
Consolidated total assets	$8,448.9	$7,971.7

Notes to Condensed Consolidated Financial Statements - Continued
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

At March 31, 2018, the Company has outstanding guarantees of indebtedness owed to third parties of approximately $90.2 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2022. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees historically have been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid.

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

Legal Claims and Other Matters

The Environmental Protection Agency (“EPA”) of Victoria, Australia issued a notice to the Company’s Australian subsidiary regarding remediation of contamination of a property located in a suburb of Melbourne, Australia. The property was owned and divested by the subsidiary before the subsidiary was acquired by the Company. The Australian subsidiary is in correspondence with the EPA concerning the notice. The notice was voluntarily withdrawn by the EPA in March 2018, but may be refiled in the future.
In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through March 31, 2018, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $39.6 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

The Company is a party to various other legal claims and actions incidental to its business. The Company believes that none of these claims or actions, either individually or in the aggregate, is material to its business or financial statements as a whole, including its results of operations and financial condition.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

17.    REVENUE

Revenue is recognized when the Company satisfies the performance obligation by transferring control over goods or services to a dealer, distributor or other customer. The amount of revenue recognized is measured as the consideration the Company expects to receive in exchange for those goods or services pursuant to a contract with the customer. A contract exists once the Company receives and accepts a purchase order under a dealer sales agreement, or once the Company enters into a contract with an end user. The Company does not recognize revenue in cases where collectability is not probable, and defers the recognition until collection is probable or payment is received.

The Company generates revenue from the manufacture and distribution of agricultural equipment and replacement parts. Sales of equipment and replacement parts, which represents a majority of the Company’s net sales, are recorded by the Company at the point in time when title and control have been transferred to an independent dealer, distributor or other customer. Title generally passes to the dealer or distributor upon shipment or specified delivery, and the risk of loss upon damage, theft or destruction of the equipment is the responsibility of the dealer, distributor or designated third-party carrier. The Company believes control passes and the performance obligation is satisfied at the point of the stated shipping or delivery term with respect to such sales.

The amount of consideration the Company receives and the revenue recognized varies with certain sales incentives the Company offers to dealers and distributors. Estimates for sales incentives are made at the time of sale for existing incentive programs using the expected value method. These estimates are revised in the event of subsequent modification to the incentive program.

Dealers or distributors may not return equipment or replacement parts while its contract with the Company is in force, except for under established promotional and annual replacement parts return programs. At the time of sale, the Company estimates the amount of returns based on the terms of promotional and annual return programs and anticipated returns in the future.

Sales and other related taxes are excluded from the transaction price. Shipping and handling costs associated with freight are accounted for as fulfillment costs and are expensed at the time revenue is recognized in “Cost of goods sold” and “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations.

The Company applied the practical expedient in ASU 2014-09 to not adjust the amount of revenue to be recognized under a contract with a dealer, distributor or other customer for the time value of money when the difference between the receipt of payment and the recognition of revenue is less than one year.

Although, substantially all revenue is recognized at a point in time, a relatively insignificant amount of installation revenue associated with the sale of grain storage and protein production systems is recognized on an “over time” basis as discussed below. The Company also recognizes revenue “over time” with respect to extended warranty or maintenance contracts and certain technology services. Largely, all of the contracts with customers that relate to “over time” revenue recognition have contract durations of less than 12 months.

Grain Storage and Protein Production Systems Installation Revenue. In certain countries, the Company sells grain storage and protein production systems where the Company is responsible for construction and installation, and the sale is contingent upon customer acceptance. Under these conditions, the revenues are recognized over the term of the contract. For these contracts, the Company may be entitled to receive an advance payment, which is recognized as a contract liability for the amount in excess of the revenue recognized. The Company uses the input method using costs incurred to date relative to total estimated costs at completion to measure the progress toward satisfaction of the performance obligation. Revenues are recorded proportionally as costs are incurred. Costs include labor, material and overhead. The estimation of the progress toward completion is subject to various assumptions. As part of the estimation process, the Company reviews the length of time to complete the performance obligation, the cost of materials and labor productivity. If a significant change in one of the assumptions occurs, then the Company will recognize an adjustment under the cumulative catch-up method and the impact of the adjustment on the revenue recorded to date is recognized in the period the adjustment is identified.

Extended Warranty Contracts. The Company sells separately priced extended warranty contracts, which extends coverage beyond the base warranty period. Revenue is recognized for the extended warranty contract on a straight-line basis, which the Company believes approximates the costs expected to be incurred in satisfying the obligations, over the extended warranty period. The extended warranty period ranges from one to five years. Payment is received at the inception of the

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

extended warranty contract, which is recognized as a contract liability for the amount in excess of the revenue recognized. The revenue associated with the sale of extended warranty contracts is insignificant.

Technology Services Revenue. The Company sells a combination of technology products and services. When the bundled package of technology products and services is sold, the portion of the consideration received related to the services component is recognized over time as the Company satisfies the future performance obligation. Revenue is recognized for the hardware component when control is transferred to the dealer or distributor. The revenue associated with the sale of technology services is insignificant.

Contract Assets and Liabilities

Contract assets relate to the Company’s right to recover returned replacement parts. When the refund for the returned replacement part is settled with the dealer or distributor, the contract asset is then transferred to inventory. Contract liabilities relate to the following: (1) the obligation to refund dealers or distributors for the expected return of replacement parts, (2) unrecognized revenues where advance payment of consideration precedes the Company’s performance with respect to extended warranty contracts and where the performance obligation is satisfied over time, (3) unrecognized revenues where advance payment of consideration precedes the Company’s performance with respect to certain grain storage and protein production systems and where the performance obligation is satisfied over time and (4) unrecognized revenues where advance payment consideration precedes the Company’s performance with respect to technology services and where the performance obligation is satisfied over time.

Significant changes in the balance of contract assets and liabilities during the period from adoption of ASU 2014-09 as of January 1, 2018 to March 31, 2018 were as follows (in millions):

Contract Assets
Balance as of January 1, 2018	$10.1
Additions for expected returns of replacement parts sold during the period	4.9
Transfer of returned replacement parts to inventory	(4.6)
Balance as of March 31, 2018	$10.4

Contract Liabilities
Balance as of January 1, 2018	$104.4
Advance consideration received	34.5
Accrual for expected reimbursement of replacement parts sold during the period	11.6
Revenue recognized during the period for extended warranty contracts	(6.4)
Revenue recognized during the period related to installation of grain storage and protein production systems	(15.5)
Replacement part settlements made during the period	(11.3)
Foreign currency translation	1.8
Balance as of March 31, 2018	$119.1

The contract assets are classified as “Other current assets” and the contract liabilities are classified as either “Other current and noncurrent liabilities” or “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2018 are $23.9 million in 2018, $16.7 million in 2019, $9.9 million in 2020, $5.0 million in 2021 and $1.8 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Disaggregated Revenue

Net sales for the three months ended March 31, 2018 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$399.1	$—	$—	$—	$399.1
Canada	73.6	—	—	—	73.6
Germany	—	—	287.9	—	287.9
France	—	—	196.6	—	196.6
United Kingdom and Ireland	—	—	140.3	—	140.3
Finland and Scandinavia	—	—	177.1	—	177.1
Other Europe	—	—	358.1	—	358.1
South America	—	180.5	—	—	180.5
Middle East and Algeria	—	—	3.7	—	3.7
Africa	—	—	—	22.2	22.2
Asia	—	—	—	74.6	74.6
Australia and New Zealand	—	—	—	62.0	62.0
Mexico, Central America and Caribbean	30.2	1.6	—	—	31.8
	$502.9	$182.1	$1,163.7	$158.8	$2,007.5

Major products:
Tractors	$154.6	$106.8	$778.4	$73.5	$1,113.3
Replacement parts	60.8	21.7	210.5	19.7	312.7
Other machinery	119.4	7.0	104.5	12.0	242.9
Grain storage and protein production systems	110.4	17.2	34.4	44.2	206.2
Combines	3.1	25.7	33.5	0.4	62.7
Application equipment	54.6	3.7	2.4	9.0	69.7
	$502.9	$182.1	$1,163.7	$158.8	$2,007.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS
For the three months ended March 31, 2018, we generated net income of $24.3 million, or $0.30 per share, compared to a net loss of $10.1 million, or $0.13 per share, for the same period in 2017.

Net sales during the three months ended March 31, 2018 were $2,007.5 million, which were approximately 23.3% higher than the same period in 2017, primarily due to the benefit of new acquisitions and the favorable impact of foreign currency translation, as well as sales growth in our North America, Europe/Middle East (“EME”) and Asia/Pacific/Africa (“APA”) regions.

Income from operations for the three months ended March 31, 2018 was $50.5 million compared to $15.7 million for the same period in 2017. The increase in income from operations for the three months was primarily a result of higher net sales and improved operating margins.

Regionally, income from operations in our EME region increased for the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily due to increased net sales and production levels, partially offset by higher engineering expenses. In our North American region, income from operations improved for the three months ended March 31, 2018 as compared to the same period in 2017. The impacts from higher production and net sales levels as well as the benefit of our Precision Planting acquisition that was completed in September 2017 contributed to margin expansion in the region. Income from operations in our South American region decreased for the three months ended March 31, 2018 compared to the same period in 2017. Lower net sales and production volumes, the impact of material cost inflation and the costs associated with transitioning to new products with tier 3 emission technology all contributed to the decline in income from operations. The operating results in our APA region improved for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to higher net sales and production levels.

Industry Market Conditions
Global farm equipment demand continues on a slow recovery path following an extended period of decline. A dry weather pattern across Argentina and portions of Brazil has decreased 2018 production expectations in those regions. Cold wet weather across much of the midwestern United States in 2018 has delayed planting and is contributing to modest increases in soft commodity prices. Western Europe’s increased industry demand is as a result of recent improved profitability by the arable farming segment as well as healthy economics for dairy producers in the last year.

In North America, industry unit retail sales of utility and high horsepower tractors for the first three months of 2018 were flat compared to the first three months of 2017. Industry unit retail sales of combines for the first three months of 2018 decreased by approximately 2% compared to the first three months of 2017. Industry retail sales were also relatively flat for lower horsepower tractors.

In Western Europe, industry unit retail sales of tractors for the first three months of 2018 increased by approximately 7% compared to the first three months of 2017. Industry unit retail sales of combines for the first three months of 2018 increased by approximately 26% compared to the first three months of 2017. Sales improved across the markets of Germany, the United Kingdom and France.

South America industry unit retail sales of tractors for the first three months of 2018 decreased approximately 8% compared to the same period in 2017. Industry unit retail sales of combines for the first three months of 2018 decreased by approximately 11% compared to the first three months of 2017. Demand in Brazil softened in advance of expected positive

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

revisions to the government’s financing program starting July 1 of this year. In addition, industry retail sales declined in Argentina due to a weak first harvest.

STATEMENTS OF OPERATIONS
Net sales for the three months ended March 31, 2018 were $2,007.5 million compared to $1,627.6 million for the same period in 2017. The following table sets forth, for the three months ended March 31, 2018, the impacts to net sales of currency translation as well as from acquisitions by geographical segment (in millions, except percentages):

	Three Months Ended March 31,		Change		Change Due to Currency Translation		Change Due to Acquisitions
	2018	2017	$	%	$	%	$	%
North America	$502.9	$382.6	$120.3	31.4%	$7.1	1.9%	$68.5	17.9%
South America	182.1	222.2	(40.1)	(18.0)%	(10.7)	(4.8)%	2.5	1.1%
Europe/Middle East	1,163.7	892.5	271.2	30.4%	143.6	16.1%	34.0	3.8%
Asia/Pacific/Africa	158.8	130.3	28.5	21.9%	12.3	9.4%	4.4	3.4%
	$2,007.5	$1,627.6	$379.9	23.3%	$152.3	9.4%	$109.4	6.7%

Regionally, net sales in North America increased during the three months ended March 31, 2018 compared to the same period in 2017. The increase was a result of net sales growth of mid-range and high horsepower tractors, as well as sprayers. Our Precision Planting acquisition contributed net sales of approximately $61.2 million during its seasonally strong first quarter of 2018. In the EME region, net sales were higher during the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily due to the benefit of acquisitions and strong sales growth in Germany, the United Kingdom and France. Net sales in South America decreased during the three months ended March 31, 2018 compared to the same period in 2017. Significant sales declines in Argentina and Brazil produced most of the decline. In the APA region, net sales increased during the three months ended March 31, 2018 compared to the same period in 2017, primarily driven by growth in Australia and China. We estimate worldwide average price increases were approximately 1% during the three months ended March 31, 2018 compared to the same prior year period. Consolidated net sales of tractors and combines, which comprised approximately 59% of our net sales for the three months ended March 31, 2018, increased approximately 22% for the three months ended March 31, 2018 compared to the same period in 2017. Unit sales of tractors and combines increased approximately 2% for the three months ended March 31, 2018 compared to the same period in 2017. The difference between the unit sales change and the change in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended March 31,
	2018		2017
	$	% of Net Sales	$	% of Net Sales
Gross profit	$428.0	21.3%	$330.3	20.3%
Selling, general and administrative expenses	264.6	13.2%	222.7	13.7%
Engineering expenses	90.9	4.5%	73.1	4.5%
Restructuring expenses	5.9	0.3%	5.1	0.3%
Amortization of intangibles	15.7	0.8%	13.4	0.8%
Bad debt expense	0.4	—%	0.3	—%
Income from operations	$50.5	2.5%	$15.7	1.0%

Gross profit as a percentage of net sales improved for the three months ended March 31, 2018 compared to the same period in 2017 with margins benefiting from pricing and higher production levels partially offset by increased material costs and foreign exchange impacts. Production hours increased in both Europe and North America in response to increased demand

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

in those regions during the three months ended March 31, 2018, while production hours decreased in the South American region. We recorded approximately $0.8 million of stock compensation expense within cost of goods sold during the three months ended March 31, 2018 compared to approximately $0.6 million for the comparable period in 2017, as is more fully explained below and in Note 3 to our Condensed Consolidated Financial Statements.

SG&A expenses and engineering expenses combined, as a percentage of sales, declined for the three months ended March 31, 2018 compared to the same period in 2017 primarily as a result of increased net sales. We recorded approximately $8.4 million of stock compensation expense within SG&A expenses during the three months ended March 31, 2018, respectively, compared to $11.4 million during the same period in 2017, as is more fully explained in Note 3 to our Condensed Consolidated Financial Statements. During the three months ended March 31, 2017, we recorded approximately $4.8 million of accelerated stock compensation expense associated with a stock award declined by our Chief Executive Officer.

The restructuring expenses of $5.9 million recorded during the three months ended March 31, 2018 were primarily related to severance and other related costs associated with the rationalization of certain manufacturing operations and administrative offices located in Europe, South America and the United States. Refer to Note 2 to our Condensed Consolidated Financial Statements for further information.

Interest expense, net was approximately $10.3 million for the three months ended March 31, 2018 compared to approximately $10.7 million for the comparable period in 2017.

Other expense, net was approximately $11.5 million and $13.1 million for the three months ended March 31, 2018 and 2017, respectively. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in other expense, net, were approximately $7.8 million for the three months ended March 31, 2018 compared to approximately $8.3 million for the comparable period in 2017.

We recorded an income tax provision of approximately $11.4 million for the three months ended March 31, 2018 compared to $11.1 million for the comparable period in 2017. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. Our effective tax rate for the three months ended March 31, 2018 reflects the impact of a valuation allowance against our U.S. net deferred tax assets and accordingly, having no tax benefit against our U.S. losses.

Equity in net earnings of affiliates, which is primarily comprised of income from our finance joint ventures, was approximately $7.7 million for the three months ended March 31, 2018 compared to approximately $11.0 million for the comparable period in 2017. The decrease was primarily due to lower net earnings from certain finance joint ventures and other affiliates. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

FINANCE JOINT VENTURES
Our AGCO Finance joint ventures provide both retail financing and wholesale financing to our dealers in the United States, Canada, Europe, Brazil, Argentina and Australia. The joint ventures are owned by AGCO and by a wholly owned subsidiary of Rabobank, a financial institution based in the Netherlands. The majority of the assets of the finance joint ventures consist of finance receivables. The majority of the liabilities consist of notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of March 31, 2018, our capital investment in the finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $384.8 million compared to $373.7 million as of December 31, 2017. The total finance portfolio in our finance joint ventures was approximately $8.9 billion and $8.8 billion as of March 31, 2018 and December 31, 2017, respectively. The total finance portfolio as of March 31, 2018 included approximately $7.4 billion of retail receivables and $1.5 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2017 included approximately $7.3 billion of retail receivables and $1.5 billion of wholesale receivables from AGCO dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. For the three months ended March 31, 2018, our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Condensed Consolidated Statements of Operations, was $6.7 million compared to $10.7 million for the same period in 2017.

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

March 31, 2018
1.056% Senior term loan due 2020	$246.5
Credit facility, expiring 2020	823.8
Senior term loans due 2021	123.2
5 7/8% Senior notes due 2021	305.0
Senior term loans due between 2019 and 2026	462.1
Other long-term debt	161.8
Debt issuance costs	(3.7)
$2,118.7

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

Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of both March 31, 2018 and December 31, 2017, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.3 billion.

Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements are also without recourse to us. As of March 31, 2018 and December 31, 2017, these finance joint ventures had approximately $47.8 million and $41.6 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Cash Flows

Cash flows used in operating activities were approximately $361.3 million for the first three months of 2018 compared to approximately $251.4 million for the first three months of 2017. Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,345.8 million in working capital at March 31, 2018 as compared to $977.1 million at December 31, 2017 and $1,194.3 million at March 31, 2017. Accounts receivable and inventories, combined, at March 31, 2018 were $414.6 million and $608.5 million higher than at December 31, 2017 and March 31, 2017, respectively. The increase in accounts receivable and inventories as of March 31, 2018 compared to March 31, 2017 was primarily the result of foreign currency translation, acquisition impacts and higher net sales.

Capital expenditures for the first three months of 2018 were $46.1 million compared to $57.1 million for the same period of 2017. We anticipate that capital expenditures for the full year of 2018 will be approximately $250.0 million and will be used primarily to support the development and enhancement of new and existing products, upgrade our system capabilities and improve our factory productivity.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 40.5% and 35.7% at March 31, 2018 and December 31, 2017, respectively.

Share Repurchase Program

During the three months ended March 31, 2018, through open market transactions, we repurchased 110,132 shares of its common stock for approximately $7.1 million at an average price paid of $64.35 per share. Repurchased shares were retired on the date of purchase, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within our Condensed Consolidated Balance Sheets.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
We are party to a number of commitments and other financial arrangements, which may include “off-balance sheet” arrangements. At March 31, 2018, we have outstanding guarantees of indebtedness owed to third parties of approximately $90.2 million, primarily related to dealer and end-user financing of equipment. We also sell a majority of our wholesale receivables in North America, Europe and Brazil to our U.S., Canadian, European and Brazilian finance joint ventures. At March 31, 2018, we had outstanding designated and non-designated foreign currency contracts with a gross notional amount of approximately $1,552.4 million. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 10, 12 and 16 to our Condensed Consolidated Financial Statements, for further discussion of these matters.

Contingencies

The Environmental Protection Agency (“EPA”) of Victoria, Australia issued a notice to our Australian subsidiary regarding remediation of contamination of a property located in a suburb of Melbourne, Australia. The property was owned and divested by the subsidiary before the subsidiary was acquired by us. Our Australian subsidiary is in correspondence with the EPA concerning the notice. The notice was voluntarily withdrawn by the EPA in March 2018, but may be refiled in the future.

As part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries.

Refer to Note 16 to our Condensed Consolidated Financial Statements for further discussion of these matters.

OUTLOOK
Our net sales in 2018 are expected to increase compared to 2017, primarily due to the impact of pricing, acquisition-related sales and improved net sales volumes. Income from operations and net income are expected to be above 2017 levels due to higher net sales as well as margin improvements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates estimates, including those related to discounts and sales incentive allowances, goodwill, other intangible and long-lived assets, deferred income taxes and uncertain income tax positions and pension and other postretirement benefit obligations. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of our Condensed Consolidated Financial Statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Any forward-looking statement should be considered in light of such important factors. For additional factors and additional information regarding these factors, please see “Risk Factors” in our Form 10-K for the year ended December 31, 2017.

As of April 6 2018, the U.S. Treasury’s Office of Foreign Assets Control imposed economic sanctions against certain individuals and companies connected with Russia. We have two  joint ventures in Russia which may become affected by the introduction of these sanctions. We currently are assessing the implications of the introduction of the sanctions but do not believe that they will be material to us.

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

Foreign Currency Risk Management
For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2017. As of the first quarter of 2018, there has been no material change in our exposure to market risks.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, other than those changes related to the adoption of ASU 2014-09, identified in connection with the evaluation described above that occurred during the three months ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 16 to our Condensed Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
January 1, 2018 through January 31, 2018	—	$—	—	$331.4
February 1, 2018 through February 28, 2018	—	$—	—	$331.4
March 1, 2018 through March 31, 2018	110,132	$64.35	110,132	$324.3
Total	110,132	$64.35	110,132	$324.3

(1) The remaining authorized amount to be repurchased is $324.3 million. The authorization for $292.9 million of this amount will expire in December 2019. The remaining authorized amount has no expiration date.

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

Date:	May 9, 2018	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)