Form 10-Q
period 2018-06-30
AGCO CORP /DE
filed 2018-08-08
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 3, 2018, there are 79,118,729 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$280.6	$367.7
Accounts and notes receivable, net	1,047.1	1,019.4
Inventories, net	2,131.9	1,872.9
Other current assets	384.3	367.7
Total current assets	3,843.9	3,627.7
Property, plant and equipment, net	1,392.9	1,485.3
Investment in affiliates	411.2	409.0
Deferred tax assets	110.8	112.2
Other assets	153.5	147.1
Intangible assets, net	608.1	649.0
Goodwill	1,503.7	1,541.4
Total assets	$8,024.1	$7,971.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$17.9	$24.8
Short-term borrowings	197.7	90.8
Accounts payable	898.3	917.5
Accrued expenses	1,385.5	1,407.9
Other current liabilities	201.1	209.6
Total current liabilities	2,700.5	2,650.6
Long-term debt, less current portion and debt issuance costs	1,728.0	1,618.1
Pensions and postretirement health care benefits	230.6	247.3
Deferred tax liabilities	122.6	130.5
Other noncurrent liabilities	244.3	229.9
Total liabilities	5,026.0	4,876.4
Commitments and contingencies (Note 16)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2018 and 2017	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 79,117,583 and 79,553,825 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	0.8	0.8
Additional paid-in capital	121.4	136.6
Retained earnings	4,346.1	4,253.8
Accumulated other comprehensive loss	(1,533.5)	(1,361.6)
Total AGCO Corporation stockholders’ equity	2,934.8	3,029.6
Noncontrolling interests	63.3	65.7
Total stockholders’ equity	2,998.1	3,095.3
Total liabilities and stockholders’ equity	$8,024.1	$7,971.7

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended June 30,
	2018	2017
Net sales	$2,537.6	$2,165.2
Cost of goods sold	1,981.3	1,689.8
Gross profit	556.3	475.4
Selling, general and administrative expenses	271.8	234.6
Engineering expenses	93.0	76.8
Restructuring expenses	2.7	0.4
Amortization of intangibles	18.2	13.8
Bad debt expense	2.5	1.5
Income from operations	168.1	148.3
Interest expense, net	21.2	11.3
Other expense, net	27.2	17.6
Income before income taxes and equity in net earnings of affiliates	119.7	119.4
Income tax provision	38.5	36.9
Income before equity in net earnings of affiliates	81.2	82.5
Equity in net earnings of affiliates	9.2	9.1
Net income	90.4	91.6
Net loss (income) attributable to noncontrolling interests	1.0	(0.1)
Net income attributable to AGCO Corporation and subsidiaries	$91.4	$91.5
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$1.15	$1.15
Diluted	$1.14	$1.14
Cash dividends declared and paid per common share	$0.15	$0.14
Weighted average number of common and common equivalent shares outstanding:
Basic	79.3	79.5
Diluted	80.2	80.1

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Six Months Ended June 30,
	2018	2017
Net sales	$4,545.1	$3,792.8
Cost of goods sold	3,560.8	2,987.1
Gross profit	984.3	805.7
Selling, general and administrative expenses	536.4	457.3
Engineering expenses	183.9	149.9
Restructuring expenses	8.6	5.5
Amortization of intangibles	33.9	27.2
Bad debt expense	2.9	1.8
Income from operations	218.6	164.0
Interest expense, net	31.5	22.0
Other expense, net	38.7	30.7
Income before income taxes and equity in net earnings of affiliates	148.4	111.3
Income tax provision	49.9	48.0
Income before equity in net earnings of affiliates	98.5	63.3
Equity in net earnings of affiliates	16.9	20.1
Net income	115.4	83.4
Net loss (income) attributable to noncontrolling interests	0.3	(2.0)
Net income attributable to AGCO Corporation and subsidiaries	$115.7	$81.4
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$1.46	$1.02
Diluted	$1.44	$1.02
Cash dividends declared and paid per common share	$0.30	$0.28
Weighted average number of common and common equivalent shares outstanding:
Basic	79.4	79.5
Diluted	80.3	80.1

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in millions)

	Three Months Ended June 30,
	2018	2017
Net income	$90.4	$91.6
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	(190.4)	(0.7)
Defined benefit pension plans, net of tax	3.0	2.9
Unrealized gain on derivatives, net of tax	1.5	2.8
Other comprehensive (loss) income, net of reclassification adjustments	(185.9)	5.0
Comprehensive (loss) income	(95.5)	96.6
Comprehensive loss attributable to noncontrolling interests	3.2	0.9
Comprehensive (loss) income attributable to AGCO Corporation and subsidiaries	$(92.3)	$97.5

	Six Months Ended June 30,
	2018	2017
Net income	$115.4	$83.4
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	(180.7)	42.0
Defined benefit pension plans, net of tax	6.1	5.8
Unrealized gain on derivatives, net of tax	0.6	6.1
Other comprehensive (loss) income, net of reclassification adjustments	(174.0)	53.9
Comprehensive (loss) income	(58.6)	137.3
Comprehensive loss (income) attributable to noncontrolling interests	2.4	(2.6)
Comprehensive (loss) income attributable to AGCO Corporation and subsidiaries	$(56.2)	$134.7

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$115.4	$83.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	115.1	108.9
Amortization of intangibles	33.9	27.2
Stock compensation expense	22.5	22.6
Equity in net earnings of affiliates, net of cash received	(13.4)	(5.6)
Deferred income tax (benefit) provision	(14.3)	0.6
Other	1.3	1.8
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(83.0)	(94.3)
Inventories, net	(396.3)	(316.5)
Other current and noncurrent assets	(47.3)	(48.4)
Accounts payable	7.9	120.6
Accrued expenses	6.7	9.9
Other current and noncurrent liabilities	47.2	23.4
Total adjustments	(319.7)	(149.8)
Net cash used in operating activities	(204.3)	(66.4)
Cash flows from investing activities:
Purchases of property, plant and equipment	(89.8)	(92.3)
Proceeds from sale of property, plant and equipment	2.3	1.6
Investments in unconsolidated affiliates	(5.8)	(0.8)
Other	0.4	—
Net cash used in investing activities	(92.9)	(91.5)
Cash flows from financing activities:
Proceeds from indebtedness	2,555.7	1,966.6
Repayments of indebtedness	(2,273.6)	(1,911.8)
Purchases and retirement of common stock	(34.3)	—
Payment of dividends to stockholders	(23.8)	(22.2)
Payment of minimum tax withholdings on stock compensation	(3.5)	(4.0)
Investments by noncontrolling interests	—	0.2
Net cash provided by financing activities	220.5	28.8
Effects of exchange rate changes on cash and cash equivalents	(10.4)	17.2
Decrease in cash and cash equivalents	(87.1)	(111.9)
Cash and cash equivalents, beginning of period	367.7	429.7
Cash and cash equivalents, end of period	$280.6	$317.8

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

The Company has a wholly-owned subsidiary in Argentina that manufactures and distributes agricultural equipment and replacement parts within Argentina. As of June 30, 2018, on the basis of currently available data related to inflation indices and as a result of the devaluation of the Argentine peso relative to the United States dollar, the Argentinian economy was determined to be highly inflationary. A highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. In accordance with this designation and based on the guidance in ASC 830, “Foreign Currency Matters”, the Company plans to change the functional currency of its wholly-owned subsidiary from the Argentinian peso to the U.S. dollar effective July 1, 2018. For the six months ended June 30, 2018, the Company’s wholly-owned subsidiary in Argentina had net sales of approximately $49.2 million and total assets of approximately $118.8 million as of June 30, 2018.

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

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires the service cost component of net periodic pension and

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

postretirement benefit cost be included in the same line item as other compensation costs arising from services rendered by employees. The other components of net periodic pension and postretirement benefit cost are required to be classified outside the subtotal of income from operations. Of the components of net periodic pension and postretirement benefit cost, only the service cost component will be eligible for asset capitalization. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, using a retrospective approach for the presentation of the service cost component and other components of net periodic pension and postretirement benefit cost in the statement of operations; and a prospective approach for the capitalization of the service cost component of net periodic pension and postretirement benefit cost in assets. Early adoption is permitted for any interim or annual period. ASU 2017-07 allows a practical expedient for applying the retrospective presentation requirements. The Company adopted ASU 2017-07 on January 1, 2018 and retrospectively applied the standard to the presentation of the other components of net periodic pension and postretirement benefit costs in the Company’s Condensed Consolidated Statements of Operations. As part of the adoption, the Company elected to use the practical expedient, which allowed the Company to use the information previously disclosed as the basis for applying the retrospective presentation requirements of the standard. For the three months ended June 30, 2017, the Company reclassified approximately $0.1 million of income related to the other components of net periodic pension and postretirement costs from “Selling, general and administrative expenses” and “Engineering expenses” to “Other expenses, net.” For the six months ended June 30, 2017, there was no net impact to “Selling, general and administrative expenses,” “Engineering expenses” or “Other expenses, net” as a result of the restrospective application of ASU 2017-07.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which supersedes the existing lease guidance under current U.S. GAAP. ASU 2016-02 is based on the principle that entities should recognize assets and liabilities arising from leases. The standard does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard and leases continue to be classified as finance or operating. ASU 2016-02’s primary change is the requirement for entities to recognize a lease liability for payments and a right-of-use asset representing the right to use the leased asset during the term of an operating lease arrangement. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of 12 months or less. Lessors’ accounting under the standard is largely unchanged from the previous accounting standard. In addition, ASU 2016-02 expands the disclosure requirements of lease arrangements. The standard is effective for reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. Upon adoption, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, “Targeted Improvements”, which allows for a new, optional transition method that provides the option to use the effective date as the date of initial application on transition. Under this option, the comparative periods would continue to apply the legacy guidance in Accounting Standard Codification (“ASC”) 840, including the disclosure requirements, and a cumulative effect adjustment would be recognized in the period of adoption rather than the earliest period presented. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations, financial condition and cash flows, but the Company has elected not to early adopt the standard for the year ended December 31, 2018.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides a single, comprehensive revenue recognition model for all contracts with customers with a five-step analysis in determining when and how revenue is recognized. The new model requires revenue recognition to depict the transfer of promised goods or services to customers at an amount that reflects the consideration expected to be received in exchange for those goods or services. Additional disclosures also are required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in those judgments. Entities have the option to apply the new standard under a full retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initial adoption and application within the Condensed Consolidated Statement of Stockholders’ Equity.

The Company adopted ASU 2014-09 with an application date of January 1, 2018 using the modified retrospective approach. Under this method, the Company recognized the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of stockholders’ equity as of January 1, 2018 within “Retained earnings.” The cumulative effect was approximately $0.4 million, which was related to the recognition of contract assets and contract liabilities for the value of the expected replacement parts returns. The comparative information has not been adjusted and continues to be reported under ASU 2009-13, “Revenue Recognition.” The details of the significant changes and quantitative impact of the changes are discussed below.

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

The following table summarizes the impact of adopting ASU 2014-09 on the Company’ s Condensed Consolidated Balance Sheet as of June 30, 2018 (in millions):

	As Reported	Balances Without Adoption of ASU 2014-09	Increase (Decrease) Due to Adoption
Assets
Accounts and notes receivable, net	$1,047.1	$1,046.9	$0.2
Other current assets	384.3	373.0	11.3
Total current assets	3,843.9	3,832.4	11.5
Total assets	8,024.1	8,012.6	11.5

Liabilities and Stockholders’ Equity
Accrued expenses	$1,385.5	$1,373.3	$12.2
Total current liabilities	2,700.5	2,688.3	12.2
Retained earnings	4,346.1	4,346.8	(0.7)
Total stockholder’s equity	2,998.1	2,998.8	(0.7)
Total liabilities and stockholder’s equity	8,024.1	8,012.6	11.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The impact of adopting ASU 2014-09 on the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2018 was not material.

2.    RESTRUCTURING EXPENSES

Beginning in 2014 through 2018, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities and various administrative offices located in Europe, South America, China and the United States in order to reduce costs in response to softening global market demand and lower production volumes. The aggregate headcount reduction was approximately 3,370 employees between 2014 and 2017. During the six months ended June 30, 2018, the Company recorded severance and related costs associated with further rationalizations in Europe, South America and the United States, in connection with the termination of approximately 340 employees. Restructuring expenses activity during the six months ended June 30, 2018 is summarized as follows (in millions):

	Write-down of Property, Plant and Equipment	Employee Severance	Total
Balance as of December 31, 2017	$—	$10.9	$10.9
First quarter 2018 provision	—	5.9	5.9
First quarter 2018 cash activity	—	(3.7)	(3.7)
Foreign currency translation	—	0.1	0.1
Balance as of March 31, 2018	—	13.2	13.2
Second quarter 2018 provision	0.3	2.4	2.7
Less: Non-cash activity	(0.3)	—	(0.3)
Cash expense	—	2.4	2.4
Second quarter 2018 cash activity	—	(4.7)	(4.7)
Foreign currency translation	—	(0.8)	(0.8)
Balance as of June 30, 2018	$—	$10.1	$10.1

3.    STOCK COMPENSATION PLANS

The Company recorded stock compensation expense as follows for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of goods sold	$1.1	$1.0	$1.9	$1.6
Selling, general and administrative expenses	12.5	9.8	20.9	21.2
Total stock compensation expense	$13.6	$10.8	$22.8	$22.8

Stock Incentive Plan

Under the Company’s 2006 Long Term Incentive Plan (the “2006 Plan”), up to 10,000,000 shares of AGCO common stock may be issued. As of June 30, 2018, of the 10,000,000 shares reserved for issuance under the 2006 Plan, approximately 3,498,486 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Long-Term Incentive Plan and Related Performance Awards

The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the six months ended June 30, 2018 and 2017 was $71.40 and $61.83, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

During the six months ended June 30, 2018, the Company granted 441,740 performance awards related to varying performance periods. The awards granted assume the maximum target level of performance is achieved, as applicable. The compensation expense associated with all awards granted under the 2006 Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Performance award transactions during the six months ended June 30, 2018 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan awards:

Shares awarded but not earned at January 1	1,645,078
Shares awarded	441,740
Shares forfeited	(42,900)
Shares earned	—
Shares awarded but not earned at June 30	2,043,918

As of June 30, 2018, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $47.6 million, and the weighted average period over which it is expected to be recognized is approximately two years. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

Restricted Stock Unit Awards

During the six months ended June 30, 2018, the Company granted 110,404 restricted stock unit (“RSU”) awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. The compensation expense associated with these awards is amortized ratably over the requisite service period for the awards that are expected to vest. The weighted average grant-date fair value of the RSUs granted under the 2006 Plan during the six months ended June 30, 2018 and 2017 was $71.40 and $61.83, respectively. RSU transactions during the six months ended June 30, 2018 were as follows:

Shares awarded but not vested at January 1	237,468
Shares awarded	110,404
Shares forfeited	(5,178)
Shares vested	(117,172)
Shares awarded but not vested at June 30	225,522

As of June 30, 2018, the total compensation cost related to the unvested RSUs not yet recognized was approximately $11.2 million, and the weighted average period over which it is expected to be recognized is approximately two years.

Stock-Settled Appreciation Rights

Compensation expense associated with the stock-settled appreciation rights (“SSAR”) awards is amortized ratably over the requisite service period for the awards that are expected to vest. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. SSAR transactions during the six months ended June 30, 2018 were as follows:

SSARs outstanding at January 1	1,060,192
SSARs granted	157,700
SSARs exercised	(80,475)
SSARs canceled or forfeited	(7,400)
SSARs outstanding at June 30	1,130,017

As of June 30, 2018, the total compensation cost related to the unvested SSARs not yet recognized was approximately $5.1 million, and the weighted average period over which it is expected to be recognized is approximately three years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Director Restricted Stock Grants

The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The 2018 grant was made on April 26, 2018 and equated to 17,226 shares of common stock, of which 12,629 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.1 million during the six months ended June 30, 2018 associated with this grant.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of acquired intangible assets during the six months ended June 30, 2018 are summarized as follows (in millions):

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2017	$208.4	$600.4	$160.0	$9.1	$977.9
Foreign currency translation	(3.1)	(10.1)	(2.7)	(0.2)	(16.1)
Balance as of June 30, 2018	$205.3	$590.3	$157.3	$8.9	$961.8

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2017	$61.4	$279.7	$73.4	$3.0	$417.5
Amortization expense and impairment charge	8.1	20.5	5.2	0.1	33.9
Foreign currency translation	(1.0)	(7.2)	(1.9)	—	(10.1)
Balance as of June 30, 2018	$68.5	$293.0	$76.7	$3.1	$441.3

Trademarks and Tradenames
Indefinite-lived intangible assets:
Balance as of December 31, 2017	$88.6
Foreign currency translation	(1.0)
Balance as of June 30, 2018	$87.6
The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from three to 50 years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Changes in the carrying amount of goodwill during the six months ended June 30, 2018 are summarized as follows (in millions):

	North America	South America	Europe/Middle East	Asia/ Pacific/Africa	Consolidated
Balance as of December 31, 2017	$611.1	$136.4	$671.0	$122.9	$1,541.4
Adjustment	—	—	1.9	—	1.9
Foreign currency translation	—	(19.3)	(18.2)	(2.1)	(39.6)
Balance as of June 30, 2018	$611.1	$117.1	$654.7	$120.8	$1,503.7

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.

5.    INDEBTEDNESS

Long-term debt consisted of the following at June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018	December 31, 2017
1.056% Senior term loan due 2020	$232.9	$239.8
Credit facility, expiring 2020	799.9	471.2
Senior term loans due 2021	116.4	119.9
5 7/8% Senior notes due 2021	115.9	305.3
Senior term loans due between 2019 and 2026	436.6	449.7
Other long-term debt	46.8	61.0
Debt issuance costs	(2.6)	(4.0)
	1,745.9	1,642.9
Less: Current portion of other long-term debt	(17.9)	(24.8)
Total long-term debt, less current portion	$1,728.0	$1,618.1

1.056% Senior Term Loan

In December 2014, the Company entered into a term loan with the European Investment Bank, which provided the Company with the ability to borrow up to €200.0 million. The €200.0 million (or approximately $232.9 million as of June 30, 2018) of funding was received on January 15, 2015 with a maturity date of January 15, 2020. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.056% per annum, payable quarterly in arrears.

Credit Facility

The Company’s revolving credit and term loan facility consists of an $800.0 million multi-currency revolving credit facility and a €312.0 million (or approximately $363.3 million as of June 30, 2018) term loan facility. The maturity date of the credit facility is June 26, 2020. Under the credit facility agreement, interest accrues on amounts outstanding, at the Company’s option, depending on the currency borrowed, at either (1) LIBOR or EURIBOR plus a margin ranging from 1.0% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0% plus a margin ranging from 0.0% to 0.25% based on the Company’s leverage ratio. As is more fully described in Note 10, the Company entered into an interest rate swap in 2015 to convert the term loan facility’s floating interest rate to a fixed interest rate of 0.33% plus the applicable margin over the remaining life of the term loan facility. As of June 30, 2018, the Company had $799.9 million of outstanding borrowings under the credit facility and the ability to borrow approximately $363.4 million under the facility. Approximately $436.6 million was outstanding under the multi-currency revolving credit facility and €312.0 million (or approximately $363.3 million) was outstanding under the term loan facility as of June 30, 2018. As of December 31, 2017, approximately $97.0 million was outstanding under the Company’s multi-currency revolving credit facility, and the Company had the ability to borrow approximately $703.0 million under the facility.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Approximately €312.0 million (or approximately $374.2 million) was outstanding under the term loan facility as of December 31, 2017.

During 2015, the Company designated its €312.0 million ($363.3 million as of June 30, 2018) term loan facility as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. See Note 10 for additional information about the net investment hedge.

Senior Term Loans Due 2021

In April 2016, the Company entered into two term loan agreements with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), in the amount of €100.0 million and €200.0 million, respectively. The provisions of the two term loans were identical in nature. In December 2017, the Company repaid its €200.0 million (or approximately $239.8 million) term loan. The Company's €100.0 million (or approximately $116.4 million as of June 30, 2018) remains outstanding. The Company had the ability to prepay the term loans before their maturity date on April 26, 2021. Interest is payable on the remaining term loan per annum, paid quarterly in arrears, equal to the EURIBOR plus a margin ranging from 1.0% to 1.75% based on the Company’s net leverage ratio.

5 7/8%  Senior Notes

The Company’s 5 7/8% senior notes due December 1, 2021 constitute senior unsecured and unsubordinated indebtedness. Interest is payable on the notes semi-annually in arrears. At any time prior to September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date at the treasury rate plus 0.5%, plus accrued and unpaid interest, including additional interest, if any. Beginning September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any. As is more fully described in Note 10, the Company entered into an interest rate swap in 2015 to convert the senior notes’ fixed interest rate to a floating interest rate over the remaining life of the senior notes. During 2016, the Company terminated the interest rate swap. As a result, the Company recorded a deferred gain of approximately $7.3 million associated with the termination, which is being amortized as a reduction to “Interest expense, net” over the remaining term of the 5 7/8% senior notes through December 1, 2021.

In May 2018, the Company completed a cash tender offer to purchase any and all of its outstanding 5 7/8% senior notes at a cash purchase price of $1,077.50 per $1,000.00 of senior notes. As a result of the tender offer, the Company repurchased approximately $185.9 million of principal amount of the senior notes for approximately $200.3 million, plus accrued interest. The repurchase resulted in a loss on extinguishment of debt of approximately $15.7 million, including associated fees. The Company also recorded approximately $3.0 million of accelerated amortization of the deferred gain related to the terminated interest rate swap instrument associated with the senior notes discussed above. Both the loss on extinguishment and the accelerated amortization were reflected in “Interest expense, net,” for the three and six months ended June 30, 2018. As of June 30, 2018 and December 31, 2017, the unamortized portion of the deferred gain was approximately $1.8 million and $5.3 million, respectively. The amortization for the three and six months ended June 30, 2018 was approximately $3.2 million and $3.5 million, respectively. The amortization for the three and six months ended June 30, 2017 was approximately $0.4 million and $0.7 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Senior Term Loans Due Between 2019 and 2026

The Company has an aggregate amount of indebtedness of €375.0 million (or approximately $436.6 million as of June 30, 2018) through a group of seven related term loan agreements. The provisions of the term loan agreements are identical in nature, with the exception of interest rate terms and maturities. The Company has the ability to prepay the term loans before their maturity dates. Interest is payable on the term loans in arrears either semi-annually or annually as provided below (in millions):

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
				€375.0

Senior Term Loans Due Between 2021 and 2028

On August 1, 2018, the Company borrowed an aggregate amount of indebtedness of €338.0 million (or approximately $394.7 million) through a group of seven related term loan agreements. Proceeds from the borrowings were used to repay borrowings under the Company’s revolving credit facility. The provisions of the term loan agreements are identical in nature, with the exception of interest rate terms and maturities. The Company has the ability to prepay the term loans before their maturity dates. Interest is payable on the term loans in arrears either semi-annually or annually as provided below (in millions):

Maturity Date	Floating or Fixed Interest Rate	Interest Rate	Interest Payment	Term Loan Amount
August 1, 2021	Floating	EURIBOR + 0.70%	Semi-Annually	€32.0
August 1, 2021	Fixed	0.70%	Annually	40.0
August 1, 2023	Floating	EURIBOR + 0.90%	Semi-Annually	72.5
August 1, 2023	Fixed	1.20%	Annually	99.5
August 1, 2025	Floating	EURIBOR + 1.10%	Semi-Annually	30.5
August 1, 2025	Fixed	1.67%	Annually	32.5
August 1, 2028	Fixed	2.26%	Annually	31.0
				€338.0

Short-Term Borrowings

As of June 30, 2018 and December 31, 2017, the Company had short-term borrowings due within one year of approximately $197.7 million and $90.8 million, respectively, primarily in China, Brazil and Europe.
Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At June 30, 2018 and December 31, 2017, outstanding letters of credit totaled $14.1 million and $15.2 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

6.    INVENTORIES

Inventories at June 30, 2018 and December 31, 2017 were as follows (in millions):

	June 30, 2018	December 31, 2017
Finished goods	$781.2	$684.1
Repair and replacement parts	611.4	605.9
Work in process	264.1	178.7
Raw materials	475.2	404.2
Inventories, net	$2,131.9	$1,872.9

7.    PRODUCT WARRANTY

The warranty reserve activity for the three and six months ended June 30, 2018 and 2017 consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$325.8	$270.1	$316.0	$255.6
Accruals for warranties issued during the period	50.2	53.4	108.7	104.9
Settlements made (in cash or in kind) during the period	(34.1)	(38.2)	(90.0)	(78.1)
Foreign currency translation	(17.1)	11.6	(9.9)	14.5
Balance at June 30	$324.8	$296.9	$324.8	$296.9

The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $281.0 million and $273.6 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, respectively. Approximately $43.8 million and $42.4 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

8.    NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per common share assumes the exercise of outstanding SSARs and the vesting of performance share awards and RSUs using the treasury stock method when the effects of such assumptions are dilutive. A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three and six months ended June 30, 2018 and 2017 is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$91.4	$91.5	$115.7	$81.4
Weighted average number of common shares outstanding	79.3	79.5	79.4	79.5
Basic net income per share attributable to AGCO Corporation and subsidiaries	$1.15	$1.15	$1.46	$1.02
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$91.4	$91.5	$115.7	$81.4
Weighted average number of common shares outstanding	79.3	79.5	79.4	79.5
Dilutive SSARs, performance share awards and RSUs	0.9	0.6	0.9	0.6
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	80.2	80.1	80.3	80.1
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$1.14	$1.14	$1.44	$1.02

SSARs to purchase approximately 0.4 million and 0.3 million shares of the Company’s common stock for the three and six months ended June 30, 2018 and 2017, respectively, were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

9.    INCOME TAXES

At June 30, 2018 and December 31, 2017, the Company had approximately $167.1 million and $163.4 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At June 30, 2018 and December 31, 2017, the Company had approximately $56.6 million and $61.8 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At June 30, 2018 and December 31, 2017, the Company had accrued interest and penalties related to unrecognized tax benefits of $25.0 million and $23.0 million, respectively. Generally, tax years 2012 through 2017 remain open to examination by taxing authorities in the United States and certain other foreign tax jurisdictions.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

under ASC 740 is incomplete but a reasonable estimate was determined. The Company did not identify any items for which the income tax effects of the 2017 Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.

The final impact of the tax reform legislation may differ materially due to factors such as further refinement of the Company’s calculations, changes in interpretations and assumptions that the Company and its advisors have made, additional guidance that may be issued in the future by the U.S. government and actions that the Company may take as a result of the tax reform legislation. Additional information and analysis are needed for factors such as whether non-U.S. entities are subject to withholding taxes, have reserve requirements, or have projected working capital and other capital needs in the country where the earnings were generated that would result in a decision to indefinitely reinvest a portion or all of their earnings. When more guidance and interpretations are released, specifically with respect to the transition tax and future repatriation of foreign earnings to the U.S., the Company will complete its accounting and revise any provisional estimates, if required. For the six months ended June 30, 2018, the Company did not make any adjustments to the provisional amounts recorded as of December 31, 2017.

The Company has previously established valuation allowances to fully or partially reserve against certain net deferred tax assets in several jurisdictions, including the United States. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assesses the likelihood that its deferred tax assets will be recovered from estimated future taxable income and available tax planning strategies and determines in certain cases that adjustments to the valuation allowances are appropriate. In making these assessments, all available evidence is considered including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize its deferred tax assets, net of any applicable valuation allowances, in future years.

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

Counterparty Risk

The Company regularly monitors the counterparty risk and credit ratings of all the counterparties to the derivative instruments. The Company believes that its exposures are appropriately diversified across counterparties and that these counterparties are creditworthy financial institutions. If the Company perceives any risk with a counterparty, then the Company will cease to do business with that counterparty. There have been no negative impacts to the Company from any non-performance of any counterparties.

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

During 2018, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was $191.4 million and $96.8 million as of June 30, 2018 and December 31, 2017, respectively.

Interest Rate Swap Contract

The Company monitors the mix of short-term and long-term debt regularly. From time to time, the Company manages the risk to interest rate fluctuations through the use of derivative financial instruments. During 2015, the Company entered into an interest rate swap instrument with a notional amount of €312.0 million (or approximately $363.3 million at June 30, 2018) and an expiration date of June 26, 2020. The swap was designated and accounted for as a cash flow hedge. Under the swap agreement, the Company pays a fixed interest rate of 0.33% plus the applicable margin, and the counterparty to the agreement pays a floating interest rate based on the three-month EURIBOR.

Changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss and are subsequently reclassified into “Interest expense, net” as a rate adjustment in the same period in which the related interest on the Company’s floating rate term loan facility affects earnings.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and net income during the three and six months ended June 30, 2018 and 2017 (in millions):

		Recognized in Net Income
Three Months Ended June 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2018
Foreign currency contracts	$0.2	Cost of goods sold	$(0.8)	$1,981.3
Interest rate swap contract	(0.2)	Interest expense, net	(0.7)	21.2
Total	$—		$(1.5)
2017
Foreign currency contracts	$1.8	Cost of goods sold	$(0.7)	$1,689.8
Interest rate swap contract	(0.2)	Interest expense, net	(0.5)	11.3
Total	$1.6		$(1.2)

		Recognized in Net Income
Six Months Ended June 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2018
Foreign currency contracts(1)	$(1.2)	Cost of goods sold	$(1.4)	$3,560.8
Interest rate swap contract	(0.9)	Interest expense, net	(1.3)	31.5
Total	$(2.1)		$(2.7)
2017
Foreign currency contracts	$3.2	Cost of goods sold	$(1.4)	$2,987.1
Interest rate swap contract	0.4	Interest expense, net	(1.1)	22.0
Total	$3.6		$(2.5)
____________________________________
(1) The outstanding contracts as of June 30, 2018 range in maturity through January 2019.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the six months ended June 30, 2018 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2017	$(6.0)	$(1.3)	$(4.7)
Net changes in fair value of derivatives	(2.4)	(0.3)	(2.1)
Net losses reclassified from accumulated other comprehensive loss into income	2.8	0.1	2.7
Accumulated derivative net losses as of June 30, 2018	$(5.6)	$(1.5)	$(4.1)

Fair Value Hedges

The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. During 2016, the Company terminated an interest rate swap transaction with a notional amount of $300.0 million and received cash proceeds of approximately $7.3 million. The resulting gain was deferred and is being amortized as a reduction to “Interest expense, net” over the remaining term of the Company’s 5 7/8% senior notes through December 1, 2021. Refer to Note 5 for further information.

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

During 2015, the Company designated its €312.0 million (or approximately $363.3 million as of June 30, 2018) term loan facility with a maturity date of June 26, 2020 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment.

In January 2018, the Company entered into a cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap has an expiration date of January 19, 2021. At maturity of the cross currency swap contract, the Company will deliver the notional amount of approximately €245.7 million (or approximately $286.1 million as of June 30, 2018) and will receive $300.0 million from the counterparties. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swap.

The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	June 30, 2018	December 31, 2017
Foreign currency denominated debt	$363.3	$374.2
Cross currency swap contract	300.0	—

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the after-tax impact of changes in the fair value of the instrument designated as a net investment hedge during the three and six months ended June 30, 2018 and 2017 (in millions):

	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Three Months Ended		Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Foreign currency denominated debt	$21.2	$(22.9)	$10.9	$(27.1)
Cross currency swap contract	16.2	—	11.6	—

Derivative Transactions Not Designated as Hedging Instruments

During 2018 and 2017, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of June 30, 2018 and December 31, 2017, the Company had outstanding foreign currency contracts with a notional amount of approximately $1,588.7 million and $1,701.4 million, respectively.

The following table summarizes the impact that changes in the fair value of derivatives not designated as hedging instruments had on earnings (in millions):

		For the Three Months Ended		For the Six Months Ended
	Classification of Gain	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Foreign currency contracts	Other expense, net	$(3.8)	$18.1	$2.4	$21.9

The table below sets forth the fair value of derivative instruments as of June 30, 2018 (in millions):

	Asset Derivatives as of June 30, 2018		Liability Derivatives as of June 30, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.3	Other current liabilities	$2.5
Interest rate swap contract	Other noncurrent assets	—	Other noncurrent liabilities	4.4
Cross currency swap contract	Other noncurrent assets	11.6	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	8.6	Other current liabilities	8.1
Total derivative instruments		$21.5		$15.0

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The table below sets forth the fair value of derivative instruments as of December 31, 2017 (in millions):

	Asset Derivatives as of December 31, 2017		Liability Derivatives as of December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Other current liabilities	$1.2
Interest rate swap contract	Other noncurrent assets	—	Other noncurrent liabilities	4.8
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	7.8	Other current liabilities	11.0
Total derivative instruments		$7.8		$17.0

11.    CHANGES IN STOCKHOLDERS’ EQUITY

The following table sets forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the six months ended June 30, 2018 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2017	$0.8	$136.6	$4,253.8	$(1,361.6)	$65.7	$3,095.3
Stock compensation	—	22.5	—	—	—	22.5
Issuance of stock awards	—	(3.0)	—	—	—	(3.0)
SSARs exercised	—	(0.4)	—	—	—	(0.4)
Comprehensive income:
Net income (loss)	—	—	115.7	—	(0.3)	115.4
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(178.6)	(2.1)	(180.7)
Defined benefit pension plans, net of tax	—	—	—	6.1	—	6.1
Unrealized loss on derivatives, net of tax	—	—	—	0.6	—	0.6
Payment of dividends to stockholders	—	—	(23.8)	—	—	(23.8)
Purchases and retirement of common stock	—	(34.3)	—	—	—	(34.3)
Adjustment related to the adoption of ASU 2014-09	—	—	0.4	—	—	0.4
Balance, June 30, 2018	$0.8	$121.4	$4,346.1	$(1,533.5)	$63.3	$2,998.1

Total comprehensive (loss) income attributable to noncontrolling interests for the three and six months ended June 30, 2018 and 2017 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(1.0)	$0.1	$(0.3)	$2.0
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2.2)	(1.0)	(2.1)	0.6
Total comprehensive (loss) income	$(3.2)	$(0.9)	$(2.4)	$2.6

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the six months ended June 30, 2018 (in millions):

	Defined Benefit Pension Plans	Deferred Net (Losses) Gains on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2017	$(285.1)	$(4.7)	$(1,071.8)	$(1,361.6)
Other comprehensive loss before reclassifications	—	(2.1)	(178.6)	(180.7)
Net losses reclassified from accumulated other comprehensive loss	6.1	2.7	—	8.8
Other comprehensive income (loss), net of reclassification adjustments	6.1	0.6	(178.6)	(171.9)
Accumulated other comprehensive loss, June 30, 2018	$(279.0)	$(4.1)	$(1,250.4)	$(1,533.5)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three months ended June 30, 2018 and 2017 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2018(1)	Three Months Ended June 30, 2017(1)
Derivatives:
Net losses on foreign currency contracts	$0.9	$0.8	Cost of goods sold
Net losses on interest rate swap contract	0.7	0.5	Interest expense, net
Reclassification before tax	1.6	1.3
	(0.1)	(0.1)	Income tax provision
Reclassification net of tax	$1.5	$1.2

Defined benefit pension plans:
Amortization of net actuarial losses	$3.2	$3.1	(2)
Amortization of prior service cost	0.3	0.3	(2)
Reclassification before tax	3.5	3.4
	(0.5)	(0.5)	Income tax provision
Reclassification net of tax	$3.0	$2.9

Net losses reclassified from accumulated other comprehensive loss	$4.5	$4.1
____________________________________
(1) Losses included within the Condensed Consolidated Statements of Operations for the three months ended June 30, 2018 and 2017.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 13 to the Company’s Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the six months ended June 30, 2018 and 2017 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Six months ended June 30, 2018(1)	Six months ended June 30, 2017(1)
Derivatives:
Net losses on foreign currency contracts	$1.5	$1.5	Cost of goods sold
Net losses on interest rate swap contract	1.3	1.1	Interest expense, net
Reclassification before tax	2.8	2.6
	(0.1)	(0.1)	Income tax provision
Reclassification net of tax	$2.7	$2.5

Defined benefit pension plans:
Amortization of net actuarial losses	$6.3	$6.1	(2)
Amortization of prior service cost	0.7	0.7	(2)
Reclassification before tax	7.0	6.8
	(0.9)	(1.0)	Income tax provision
Reclassification net of tax	$6.1	$5.8

Net losses reclassified from accumulated other comprehensive loss	$8.8	$8.3
____________________________________
(1) Losses included within the Condensed Consolidated Statements of Operations for the six months ended June 30, 2018 and 2017.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 13 to the Company’s Condensed Consolidated Financial Statements.

Share Repurchase Program

During the six months ended June 30, 2018, through open market transactions, the Company repurchased 534,403 shares of its common stock for approximately $34.3 million at an average price paid of $64.14 per share. Repurchased shares were retired on the date of purchase, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the Company’s Condensed Consolidated Balance Sheets.

As of June 30, 2018, the remaining amount authorized to be repurchased was approximately $297.1 million, of which$265.7 million expires in December 2019 and $31.4 million has no expiration date.

12.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. As of June 30, 2018 and December 31, 2017, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.4 billion and $1.3 billion, respectively.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $9.7 million and $17.5 million, respectively, during the three and six months ended June 30, 2018. Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $8.9 million and $17.2 million, respectively, during the three and six months ended June 30, 2017.

The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of June 30, 2018 and December 31, 2017, these finance joint ventures had approximately $48.2 million and $41.6 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

13.    EMPLOYEE BENEFIT PLANS

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three months ended June 30, 2018 and 2017 are set forth below (in millions):

	Three Months Ended June 30,
Pension benefits	2018	2017
Service cost	$4.8	$4.4
Interest cost	5.1	5.2
Expected return on plan assets	(9.3)	(9.1)
Amortization of net actuarial losses	3.1	3.1
Amortization of prior service cost	0.3	0.3
Net periodic pension cost	$4.0	$3.9

	Three Months Ended June 30,
Postretirement benefits	2018	2017
Service cost	$0.1	$0.1
Interest cost	0.3	0.4
Amortization of net actuarial losses	0.1	—
Net periodic postretirement benefit cost	$0.5	$0.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the six months ended June 30, 2018 and 2017 are set forth below (in millions):

	Six Months Ended June 30,
Pension benefits	2018	2017
Service cost	$9.7	$8.6
Interest cost	10.2	10.2
Expected return on plan assets	(18.7)	(17.8)
Amortization of net actuarial losses	6.2	6.1
Amortization of prior service cost	0.6	0.6
Net periodic pension cost	$8.0	$7.7

	Six Months Ended June 30,
Postretirement benefits	2018	2017
Service cost	$0.1	$0.1
Interest cost	0.7	0.8
Amortization of net actuarial losses	0.1	—
Amortization of prior service cost	0.1	0.1
Net periodic postretirement benefit cost	$1.0	$1.0

The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “other expense, net” in the Company’s Condensed Consolidated Statements of Operations. Refer to Note 1 for further information.

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s defined pension and postretirement benefit plans during the six months ended June 30, 2018 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2017	$(380.6)	$(95.5)	$(285.1)
Amortization of net actuarial losses	6.3	0.9	5.4
Amortization of prior service cost	0.7	—	0.7
Accumulated other comprehensive loss as of June 30, 2018	$(373.6)	$(94.6)	$(279.0)

During the six months ended June 30, 2018, approximately $17.2 million of contributions had been made to the Company’s defined pension benefit plans. The Company currently estimates its minimum contributions for 2018 to its defined pension benefit plans will aggregate approximately $32.9 million.
During the six months ended June 30, 2018, the Company made approximately $0.7 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.6 million of contributions to its postretirement health care and life insurance benefit plans during 2018.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 are summarized below (in millions):

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$21.5	$—	$21.5
Derivative liabilities	$—	$15.0	$—	$15.0

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$7.8	$—	$7.8
Derivative liabilities	$—	$17.0	$—	$17.0

Short-term borrowings are valued at their carrying amounts in the Company’s Condensed Consolidated Balance Sheets, due to the short-term nature of these financial instruments.

The carrying amounts of long-term debt under the Company’s 1.056% senior term loan, credit facility, senior term loans due 2021 and senior term loans due between 2019 and 2026 (Note 5) approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At June 30, 2018 and December 31, 2017, the estimated fair value of the Company’s 5 7/8% senior notes (Note 5), based on their listed market values, was approximately $120.7 million and $324.7 million, respectively, compared to its carrying value of $115.9 million and $305.3 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

15.    SEGMENT REPORTING

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and six months ended June 30, 2018 and 2017 and assets as of June 30, 2018 and December 31, 2017 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended June 30,	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
2018
Net sales	$600.5	$219.6	$1,545.2	$172.3	$2,537.6
Income (loss) from operations	37.6	(16.7)	208.5	4.6	234.0
Depreciation	16.8	7.3	28.4	3.4	55.9
Capital expenditures	10.1	7.3	24.3	2.0	43.7
2017
Net sales	$478.8	$251.9	$1,269.5	$165.0	$2,165.2
Income from operations	23.6	2.8	170.3	5.7	202.4
Depreciation	15.7	7.9	28.0	3.0	54.6
Capital expenditures	9.1	8.4	15.5	2.2	35.2

Six Months Ended June 30,	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
2018
Net sales	$1,103.4	$401.7	$2,708.9	$331.1	$4,545.1
Income (loss) from operations	64.4	(33.3)	307.5	9.3	347.9
Depreciation	34.0	15.3	58.4	7.4	115.1
Capital expenditures	22.2	14.2	49.4	4.0	89.8
2017
Net sales	$861.4	$474.1	$2,162.0	$295.3	$3,792.8
Income from operations	26.6	5.2	233.8	7.8	273.4
Depreciation	29.9	14.7	56.7	7.6	108.9
Capital expenditures	31.1	20.1	36.5	4.6	92.3
Assets
As of June 30, 2018	$1,145.2	$706.0	$2,218.6	$517.7	$4,587.5
As of December 31, 2017	$1,064.1	$752.1	$2,074.4	$499.4	$4,390.0

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment income from operations	$234.0	$202.4	$347.9	$273.4
Corporate expenses	(32.5)	(30.1)	(65.9)	(55.5)
Stock compensation expense	(12.5)	(9.8)	(20.9)	(21.2)
Restructuring expenses	(2.7)	(0.4)	(8.6)	(5.5)
Amortization of intangibles	(18.2)	(13.8)	(33.9)	(27.2)
Consolidated income from operations	$168.1	$148.3	$218.6	$164.0

	June 30, 2018	December 31, 2017
Segment assets	$4,587.5	$4,390.0
Cash and cash equivalents	280.6	367.7
Investments in affiliates	411.2	409.0
Deferred tax assets, other current and noncurrent assets	633.0	614.6
Intangible assets, net	608.1	649.0
Goodwill	1,503.7	1,541.4
Consolidated total assets	$8,024.1	$7,971.7

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

At June 30, 2018, the Company has outstanding guarantees of indebtedness owed to third parties of approximately $48.5 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2022. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees historically have been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid.

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
In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through June 30, 2018, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $34.0 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Although, substantially all revenue is recognized at a point in time, a relatively insignificant amount of installation revenue associated with the sale of grain storage and protein production systems is recognized on an “over time” basis as discussed below. The Company also recognizes revenue “over time” with respect to extended warranty or maintenance contracts and certain technology services. Generally, all of the contracts with customers that relate to “over time” revenue recognition have contract durations of less than 12 months.

Grain Storage and Protein Production Systems Installation Revenue. In certain countries, the Company sells grain storage and protein production systems where the Company is responsible for construction and installation, and the sale is contingent upon customer acceptance. Under these conditions, the revenues are recognized over the term of the contract when the Company can objectively determine control has been transferred to the customer in accordance with agreed-upon specifications in the contract. For these contracts, the Company may be entitled to receive an advance payment, which is recognized as a contract liability for the amount in excess of the revenue recognized. The Company uses the input method using costs incurred to date relative to total estimated costs at completion to measure the progress toward satisfaction of the performance obligation. Revenues are recorded proportionally as costs are incurred. Costs include labor, material and overhead. The estimation of the progress toward completion is subject to various assumptions. As part of the estimation process, the Company reviews the length of time to complete the performance obligation, the cost of materials and labor productivity. If a significant change in one of the assumptions occurs, then the Company will recognize an adjustment under the cumulative catch-up method and the impact of the adjustment on the revenue recorded to date is recognized in the period the adjustment is identified.

Extended Warranty Contracts. The Company sells separately priced extended warranty contracts, which extends coverage beyond the base warranty period. Revenue is recognized for the extended warranty contract on a straight-line basis, which the Company believes approximates the costs expected to be incurred in satisfying the obligations, over the extended warranty period. The extended warranty period ranges from one to five years. Payment is received at the inception of the extended warranty contract, which is recognized as a contract liability for the amount in excess of the revenue recognized. The revenue associated with the sale of extended warranty contracts is insignificant.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Significant changes in the balance of contract assets and liabilities for the three and six months ended as of June 30, 2018 were as follows (in millions):

Contract Assets
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018(1)
Balance at beginning of period	$10.4	$10.1
Additions for expected returns of replacement parts sold during the period	5.5	10.4
Transfer of returned replacement parts to inventory	(4.5)	(9.1)
Foreign currency translation	(0.1)	(0.1)
Balance as of June 30, 2018	$11.3	$11.3

Contract Liabilities
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018(1)
Balance at beginning of period	$119.1	$104.4
Advance consideration received	23.4	57.9
Accrual for expected reimbursement of replacement parts sold during the period	12.9	24.5
Revenue recognized during the period for extended warranty contracts	(6.3)	(12.7)
Revenue recognized during the period related to installation of grain storage and protein production systems	(33.1)	(48.6)
Replacement part settlements made during the period	(10.8)	(22.1)
Foreign currency translation	(3.3)	(1.5)
Balance as of June 30, 2018	$101.9	$101.9
____________________________________
(1) The beginning of the period is from the date of adoption of ASU 2014-09 or January 1, 2018.

The contract assets are classified as “Other current assets” and the contract liabilities are classified as either “Other current and noncurrent liabilities” or “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2018 are $24.8 million in 2018, $16.9 million in 2019, $9.6 million in 2020, $4.8 million in 2021 and $1.6 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Disaggregated Revenue

Net sales for the three months ended June 30, 2018 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East(1)	Asia/Pacific/Africa(1)	Consolidated
Primary geographical markets:
United States	$468.4	$—	$—	$—	$468.4
Canada	101.3	—	—	—	101.3
South America	—	213.7	—	—	213.7
Germany	—	—	389.7	—	389.7
France	—	—	250.2	—	250.2
United Kingdom and Ireland	—	—	172.8	—	172.8
Finland and Scandinavia	—	—	231.7	—	231.7
Other Europe	—	—	495.1	—	495.1
Middle East and Algeria	—	—	5.7	—	5.7
Africa	—	—	—	22.0	22.0
Asia	—	—	—	87.0	87.0
Australia and New Zealand	—	—	—	63.3	63.3
Mexico, Central America and Caribbean	30.8	5.9	—	—	36.7
	$600.5	$219.6	$1,545.2	$172.3	$2,537.6

Major products:
Tractors	$173.7	$148.2	$1,049.5	$75.9	$1,447.3
Replacement parts	97.7	21.9	252.7	15.9	388.2
Other machinery	79.5	15.6	138.0	16.5	249.6
Grain storage and protein production systems	171.5	12.2	58.4	59.9	302.0
Combines	24.6	14.4	39.6	2.2	80.8
Application equipment	53.5	7.3	6.9	2.0	69.7
	$600.5	$219.6	$1,545.2	$172.3	$2,537.6

____________________________________

(1)	Rounding may impact summation of amounts.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Net sales for the six months ended June 30, 2018 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East(1)	Asia/Pacific/Africa(1)	Consolidated
Primary geographical markets:
United States	$867.5	$—	$—	$—	$867.5
Canada	174.9	—	—	—	174.9
South America	—	394.2	—	—	394.2
Germany	—	—	677.6	—	677.6
France	—	—	446.8	—	446.8
United Kingdom and Ireland	—	—	313.1	—	313.1
Finland and Scandinavia	—	—	408.8	—	408.8
Other Europe	—	—	853.2	—	853.2
Middle East and Algeria	—	—	9.4	—	9.4
Africa	—	—	—	44.2	44.2
Asia	—	—	—	161.6	161.6
Australia and New Zealand	—	—	—	125.3	125.3
Mexico, Central America and Caribbean	61.0	7.5	—	—	68.5
	$1,103.4	$401.7	$2,708.9	$331.1	$4,545.1

Major products:
Tractors	$328.3	$255.0	$1,827.9	$149.4	$2,560.6
Replacement parts	158.5	43.6	463.2	35.6	700.9
Other machinery	198.9	22.6	242.5	28.5	492.5
Grain storage and protein production systems	281.9	29.4	92.8	104.1	508.2
Combines	27.7	40.1	73.1	2.6	143.5
Application equipment	108.1	11.0	9.3	11.0	139.4
	$1,103.4	$401.7	$2,708.9	$331.1	$4,545.1

____________________________________

(1)	Rounding may impact summation of amounts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS
For the three months ended June 30, 2018, we generated net income of $91.4 million, or $1.14 per share, compared to $91.5 million, or $1.14 per share, for the same period in 2017. For the first six months 2018, we generated net income of $115.7 million, or $1.44, compared to net income of $81.4 million, or $1.02, for the same period in 2017.

Net sales during the three and six months ended June 30, 2018 were $2,537.6 million and $4,545.1 million, which were approximately 17.2% and 19.8% higher than the same period in 2017, respectively, primarily due to the benefit of new acquisitions and the favorable impact of foreign currency translation, as well as sales growth in our North America and Europe/Middle East (“EME”) regions.

Income from operations for the three months ended June 30, 2018 was $168.1 million compared to $148.3 million for the same period in 2017. Income from operations was $218.6 million for the six months ended June 30, 2018 compared to $164.0 million for the same period in 2017. The increase in income from operations for the three and six months was primarily the result of higher net sales.

Regionally, income from operations in our EME region increased for the three and six months ended June 30, 2018 compared to the same periods in 2017. The increase was primarily due to increased net sales and production levels, partially offset by higher engineering expenses. In our North American region, income from operations improved for the three and six months ended June 30, 2018 as compared to the same periods in 2017. The impacts from higher production and net sales levels as well as the benefit of our Precision Planting acquisition, that was completed in September 2017, contributed to margin expansion in the region. Income from operations in our South American region decreased for the three and six months ended June 30, 2018 compared to the same periods in 2017. Lower net sales and production volumes, the impact of material cost inflation, the transition costs associated with localizing newer product technology into our Brazilian factories, as well as the impact of the Brazilian trucking strike on sales and production, all contributed to the decline in income from operations. The operating results in our Asia/ Pacific/Africa (“APA”) region were relatively flat for the three months ended June 30, 2018 compared to the same period in 2017. The operating results in our APA region improved for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to higher net sales and production levels.

Industry Market Conditions
Global farm equipment demand in the first half of 2018 was mixed across key markets with future demand dependent on factors such as crop conditions, commodity price development and government trade and farm support policy. Global crop production expectations are also mixed with a solid harvest expected in North America, but dry weather negatively impacting crop development in both Europe and parts of South America.

In North America, industry unit retail sales of utility and high horsepower tractors for the first six months of 2018 increased by approximately 3% compared to the first six months of 2017. Industry unit retail sales of combines for the first six months of 2018 increased by approximately 15% compared to the first six months of 2017. Retail sales strengthened in the row crop segment as farmers are replacing their equipment after years of weaker demand.

In Western Europe, industry unit retail sales of tractors for the first six months of 2018 increased by approximately 1% compared to the first six months of 2017. Industry unit retail sales of combines for the first six months of 2018 increased by approximately 14% compared to the first six months of 2017. Sales improved across the markets of the United Kingdom and Italy, partially offset by declines in France.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

South America industry unit retail sales of tractors for the first six months of 2018 decreased approximately 7% compared to the same period in 2017. Industry unit retail sales of combines for the first six months of 2018 were relatively flat compared to the first six months of 2017. Demand in Brazil softened in advance of expected positive revisions to the government’s financing program that started July 1 of this year. In addition, industry retail sales declined in Argentina due to a weak first harvest.

STATEMENTS OF OPERATIONS
Net sales for the three months ended June 30, 2018 were $2,537.6 million compared to $2,165.2 million for the same period in 2017. Net sales for the six months ended June 30, 2018 were $4,545.1 million compared to $3,792.8 million for the same period in 2017. The following table sets forth, for the three and six months ended June 30, 2018, the impacts to net sales of currency translation as well as from acquisitions by geographical segment (in millions, except percentages):

	Three Months Ended June 30,		Change		Change Due to Currency Translation		Change Due to Acquisitions
	2018	2017	$	%	$	%	$	%
North America	$600.5	$478.8	$121.7	25.4%	$3.4	0.7%	$23.8	5.0%
South America	219.6	251.9	(32.3)	(12.8)%	(35.6)	(14.1)%	5.4	2.1%
Europe/Middle East	1,545.2	1,269.5	275.7	21.7%	95.1	7.5%	46.9	3.7%
Asia/Pacific/Africa	172.3	165.0	7.3	4.4%	8.4	5.1%	2.1	1.3%
	$2,537.6	$2,165.2	$372.4	17.2%	$71.3	3.3%	$78.2	3.6%

	Six Months Ended June 30,		Change		Change Due to Currency Translation		Change Due to Acquisitions
	2017	2016	$	%	$	%	$	%
North America	$1,103.4	$861.4	$242.0	28.1%	$10.5	1.2%	$92.3	10.7%
South America	401.7	474.1	(72.4)	(15.3)%	(46.3)	(9.8)%	7.9	1.7%
Europe/Middle East	2,708.9	2,162.0	546.9	25.3%	238.7	11.0%	80.9	3.7%
Asia/Pacific/Africa	331.1	295.3	35.8	12.1%	20.7	7.0%	6.5	2.2%
	$4,545.1	$3,792.8	$752.3	19.8%	$223.6	5.9%	$187.6	4.9%

Regionally, net sales in North America increased during the three and six months ended June 30, 2018 compared to the same periods in 2017. The increase was a result of net sales growth of high horsepower tractors, hay tools and sprayers. In addition, the Precision Planting acquisition contributed net sales of approximately $82.9 million during its seasonally strong first half of 2018. In the EME region, net sales were higher during the three and six months ended June 30, 2018 compared to the same periods in 2017. The increase was primarily due to sales growth in Germany, the United Kingdom and France as well as the positive impact from currency translation and acquisitions. Net sales in South America decreased during the three and six months ended June 30, 2018 compared to the same periods in 2017. Sales declines in both Argentina and Brazil contributed to most of the decrease during the first six months of 2018, as well as the impact from negative currency translation. In the APA region, net sales increased during the three and six months ended June 30, 2018 compared to the same periods in 2017, primarily driven by sales growth in Australia as well as the impact of positive currency translation, partially offset by lower sales in Asia. We estimate worldwide average price increases were approximately 1.3% and 1.1% during the three and six months ended June 30, 2018, respectively, compared to the same prior year periods. Consolidated net sales of tractors and combines, which comprised approximately 60% of our net sales for both the three and six months ended June 30, 2018, increased approximately 15% and 18%, respectively, for the three and six months ended June 30, 2018 compared to the same periods in 2017. Unit sales of tractors and combines increased approximately 6% and 3%, respectively, for the three and six months ended June 30, 2018 compared to the same periods in 2017. The difference between the unit sales change and the change in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended June 30,
	2018		2017
	$	% of Net Sales	$	% of Net Sales(1)
Gross profit	$556.3	21.9%	$475.4	22.0%
Selling, general and administrative expenses	271.8	10.7%	234.6	10.8%
Engineering expenses	93.0	3.7%	76.8	3.5%
Restructuring expenses	2.7	0.1%	0.4	—%
Amortization of intangibles	18.2	0.7%	13.8	0.6%
Bad debt expense	2.5	0.1%	1.5	0.1%
Income from operations	$168.1	6.6%	$148.3	6.9%

	Six Months Ended June 30,
	2018		2017
	$	% of Net Sales(1)	$	% of Net Sales
Gross profit	$984.3	21.7%	$805.7	21.2%
Selling, general and administrative expenses	536.4	11.8%	457.3	12.1%
Engineering expenses	183.9	4.0%	149.9	4.0%
Restructuring expenses	8.6	0.2%	5.5	0.1%
Amortization of intangibles	33.9	0.7%	27.2	0.7%
Bad debt expense	2.9	0.1%	1.8	—%
Income from operations	$218.6	4.8%	$164.0	4.3%

____________________________________

(1)	Rounding may impact summation of amounts.

Gross profit as a percentage of net sales was relatively flat for the three months ended June 30, 2018 compared to the same period in 2017. Gross profit as a percentage of net sales improved for the six months ended June 30, 2018 compared to the same period in 2017, with margins benefiting from pricing and higher production levels, partially offset by increased material costs and negative transactional foreign exchange impacts. Production hours increased in both Europe and North America in response to increased demand in those regions during the three and six months ended June 30, 2018, while production hours decreased in the South American region. Overall, production hours increased slightly on a global basis during both the three and six months ended June 30, 2018 as compared to the same periods in 2017. We recorded approximately $1.1 million and $1.9 million of stock compensation expense within cost of goods sold during the three and six months ended June 30, 2018, respectively, compared to approximately $1.0 million and $1.6 million for the comparable periods in 2017, as is more fully explained below and in Note 3 to our Condensed Consolidated Financial Statements.

Selling, general and administrative expenses (“SG&A expenses”) and engineering expenses combined, as a percentage of sales, were relatively flat for the three and six months ended June 30, 2018 compared to the same periods in 2017. We recorded approximately $12.5 million and $20.9 million of stock compensation expense within SG&A expenses during the three and six months ended June 30, 2018, respectively, compared to $9.8 million and $21.2 million during the same periods in 2017, as is more fully explained in Note 3 to our Condensed Consolidated Financial Statements. During the six months ended June 30, 2017, we recorded approximately $4.8 million of accelerated stock compensation expense associated with a stock award declined by our Chief Executive Officer.

The restructuring expenses of $2.7 million and $8.6 million recorded during the three and six months ended June 30, 2018, respectively, primarily related to severance and other related costs associated with the rationalization of certain manufacturing operations and administrative offices located in Europe, South America and the United States. Refer to Note 2 to our Condensed Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Interest expense, net was approximately $21.2 million and $31.5 million for the three and six months ended June 30, 2018, respectively, compared to approximately $11.3 million and $22.0 million for the comparable periods in 2017. During the three months ended June 30, 2018, we recorded approximately $15.7 million of a loss on the extinguishment of a portion of our 5 7/8% senior notes, partially offset by approximately $3.0 million of accelerated amortization of the deferred gain related to a terminated interest rate swap instrument associated with the senior notes. Refer to Note 5 to our Condensed Consolidated Financial Statements for further information.

Other expense, net was approximately $27.2 million and $38.7 million for the three and six months ended June 30, 2018, respectively. Other expense, net was approximately $17.6 million and $30.7 million for the three and six months ended June 30, 2017, respectively. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in other expense, net, were approximately $9.7 million and $17.5 million for the three and six months ended June 30, 2018, respectively, compared to approximately $8.9 million and $17.2 million for the comparable periods in 2017. In addition, foreign exchange losses associated primarily with the significant devaluation of the Argentina peso contributed to the increase in other expense, net for the three and six months ended June 30, 2018 compared to the same periods in 2017.

We have a wholly-owned subsidiary in Argentina that manufactures and distributes agricultural equipment and replacement parts within Argentina. As of June 30, 2018, on the basis of currently available data related to inflation indices and as a result of the devaluation of the Argentine peso relative to the United States dollar, the Argentinian economy was determined to be highly inflationary. A highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. In accordance with this designation and based on the guidance in ASC 830, “Foreign Currency Matters”, we plan to change the functional currency of out wholly-owned subsidiary from the Argentinian peso to the U.S. dollar effective July 1, 2018. For the six months ended June 30, 2018, our wholly-owned subsidiary in Argentina had net sales of approximately $49.2 million and total assets of approximately $118.8 million as of June 30, 2018.

We recorded an income tax provision of approximately $38.5 million and $49.9 million for the three and six months ended June 30, 2018, respectively, compared to $36.9 million and $48.0 million, respectively, for the comparable periods in 2017. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. Our effective tax rate for the three and six months ended June 30, 2018 reflects the impact of a valuation allowance against our U.S. net deferred tax assets and accordingly, having no tax benefit against our U.S. losses.

Equity in net earnings of affiliates, which is primarily comprised of income from our finance joint ventures, was approximately $9.2 million and $16.9 million for the three and six months ended June 30, 2018 compared to approximately $9.1 million and $20.1 million for the comparable periods in 2017. The decrease for the six months ended June 30, 2018 as compared to the same period 2017 was primarily due to lower net earnings from certain finance joint ventures and other affiliates. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations.

FINANCE JOINT VENTURES
Our AGCO Finance joint ventures provide both retail financing and wholesale financing to our dealers in the United States, Canada, Europe, Brazil, Argentina and Australia. The joint ventures are owned by AGCO and by a wholly owned subsidiary of Rabobank, a financial institution based in the Netherlands. The majority of the assets of the finance joint ventures consist of finance receivables. The majority of the liabilities consist of notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of June 30, 2018, our capital investment in the finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $369.7 million compared to $373.7 million as of December 31, 2017. The total finance portfolio in our finance joint ventures was approximately $8.8 billion as of both June 30, 2018 and December 31, 2017. The total finance portfolio as of June 30, 2018 included approximately $7.2 billion of retail receivables and $1.6 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2017 included approximately $7.3 billion of retail receivables and $1.5 billion of wholesale receivables from AGCO dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. For the six months ended June 30, 2018, our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Condensed Consolidated Statements of Operations, was $16.9 million compared to $20.1 million for the same period in 2017.

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

June 30, 2018
1.056% Senior term loan due 2020	$232.9
Credit facility, expiring 2020	799.9
Senior term loans due 2021	116.4
5 7/8% Senior notes due 2021	115.9
Senior term loans due between 2019 and 2026	436.6
Other long-term debt	46.8
Debt issuance costs	(2.6)
$1,745.9

In May 2018, we completed a cash tender offer to purchase any and all of our outstanding 5 7/8% senior notes at a cash purchase price of $1,077.50 per $1,000.00 of senior notes. As a result of the tender offer, we repurchased approximately $185.9 million of principal amount of our senior notes for approximately $200.3 million, plus accrued interest. The repurchase resulted in a loss on extinguishment of debt of approximately $15.7 million, including associated fees. We also recorded approximately $3.0 million of accelerated amortization of the deferred gain related to the terminated interest rate swap instrument associated with our senior notes. Both the loss on extinguishment and the accelerated amortization were reflected in “Interest expense, net,” for the three and six months ended June 30, 2018.

On August 1, 2018, we borrowed an aggregate amount of indebtedness of €338.0 million (or approximately $394.7 million) through a group of seven related term loan agreements.  Proceeds from the borrowings were used to repay borrowings under our revolving credit facility.   The provisions of the term loan agreements are identical in nature with the exception of interest rate terms and maturities. The maturities of the term loan agreements range from August 1, 2021 to August 1, 2028.

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

Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of both June 30, 2018 and December 31, 2017, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.4 billion and $1.3 billion, respectively.

Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements are also without recourse to us. As of June 30, 2018 and December 31, 2017, these finance joint ventures had approximately $48.2 million and $41.6 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Cash Flows

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Cash flows used in operating activities were approximately $204.3 million for the first six months of 2018 compared to approximately $66.4 million for the first six months of 2017. Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,143.4 million in working capital at June 30, 2018 as compared to $977.1 million at December 31, 2017 and $1,231.2 million at June 30, 2017. Accounts receivable and inventories, combined, at June 30, 2018 were $286.7 million and $274.1 million higher than at December 31, 2017 and June 30, 2017, respectively. The increase in accounts receivable and inventories as of June 30, 2018 compared to June 30, 2017 was primarily the result of supplier constraint impacts, acquisition impacts and higher net sales.

Capital expenditures for the first six months of 2018 were $89.8 million compared to $92.3 million for the same period of 2017. We anticipate that capital expenditures for the full year of 2018 will be approximately $250.0 million and will be used primarily to support the development and enhancement of new and existing products, upgrade our system capabilities and improve our factory productivity.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 38.3% and 35.7% at June 30, 2018 and December 31, 2017, respectively.

Share Repurchase Program

During the six months ended June 30, 2018, through open market transactions, we repurchased 534,403 shares of our common stock for approximately $34.3 million at an average price paid of $64.14 per share. Repurchased shares were retired on the date of purchase, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within our Condensed Consolidated Balance Sheets.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
We are party to a number of commitments and other financial arrangements, which may include “off-balance sheet” arrangements. At June 30, 2018, we have outstanding guarantees of indebtedness owed to third parties of approximately $48.5 million, primarily related to dealer and end-user financing of equipment. We also sell a majority of our wholesale receivables in North America, Europe and Brazil to our U.S., Canadian, European and Brazilian finance joint ventures. At June 30, 2018, we had outstanding designated and non-designated foreign currency contracts with a gross notional amount of approximately $1,780.1 million. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 10, 12 and 16 to our Condensed Consolidated Financial Statements, for further discussion of these matters.

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

OUTLOOK
Our net sales in 2018 are expected to increase compared to 2017, primarily due to the impact of pricing, acquisition-related sales and improved net sales volumes. Income from operations and net income are expected to be above 2017 levels due to the impact of higher net sales as well as margin improvement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

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

These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in or implied by the forward-looking statements. Adverse changes in any of the following factors could cause actual results to differ materially from the forward-looking statements:

•	general economic and capital market conditions;

•	availability of credit to our retail customers;

•	the worldwide demand for agricultural products;

•	grain stock levels and the levels of new and used field inventories;
•     cost of steel and other raw materials;
•     energy costs;
•     performance and collectability of the accounts receivable originated or owned by AGCO or AGCO Finance;

•	government policies and subsidies;

•	uncertainty regarding changes in the international tariff regimes and their impact on the cost of the products that we sell;

•	weather conditions;

•	interest and foreign currency exchange rates;

•	pricing and product actions taken by competitors;

•	commodity prices, acreage planted and crop yields;

•	farm income, land values, debt levels and access to credit;

•	pervasive livestock diseases;

•	production disruptions;

•	production levels and capacity constraints at our facilities, including those resulting from plant expansions and systems upgrades;

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

•	integration of recent and future acquisitions;

•	our expansion plans in emerging markets;

•	supply constraints;

•	our cost reduction and control initiatives;

•	our research and development efforts;

•	dealer and distributor actions;

•	regulations affecting privacy and data protection;

•	technological difficulties; and

•	political and economic uncertainty in various areas of the world.
Any forward-looking statement should be considered in light of such important factors. For additional factors and additional information regarding these factors, please see “Risk Factors” in our Form 10-K for the year ended December 31, 2017.

As of April 6 2018, the U.S. Treasury’s Office of Foreign Assets Control imposed economic sanctions against certain individuals and companies connected with Russia. We have two joint ventures in Russia that may become affected by the introduction of these sanctions. We currently are assessing the implications of the introduction of the sanctions but do not believe that they will be material to us.

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

Foreign Currency Risk Management
For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2017. As of the second quarter of 2018, there has been no material change in our exposure to market risks.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2018, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 16 to our Condensed Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
April 1, 2018 through April 30, 2018	—	$—	—	$324.3
May 1, 2018 through May 31, 2018	424,271	$64.08	424,271	$297.1
June 1, 2018 through June 30, 2018	—	$—	—	$297.1
Total	424,271	$64.08	424,271	$297.1

(1) The remaining authorized amount to be repurchased is $297.1 million, of which $265.7 million expires in December 2019 and $31.4 million has no expiration date.

ITEM 6.	EXHIBITS
(The Company is not filing, under Item 4, instruments defining the rights of holders of long-term debt where the debt does not exceed 10% of the Company’s total assets.  The Company agrees to furnish copies of those instruments to the Commission upon request.)

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation

10.1	Form of Restricted Stock Units Agreement	Filed herewith

31.1	Certification of Martin Richenhagen	Filed herewith

31.2	Certification of Andrew H. Beck	Filed herewith

32.1	Certification of Martin Richenhagen and Andrew H. Beck	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2018	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Lara T. Long
Lara T. Long Vice President, Chief Accounting Officer (Principal Accounting Officer)