Form 10-Q
period 2018-09-30
AGCO CORP /DE
filed 2018-11-08
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2018
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
☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 5, 2018, there are 78,284,171 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$292.7	$367.7
Accounts and notes receivable, net	992.7	1,019.4
Inventories, net	2,101.8	1,872.9
Other current assets	401.8	367.7
Total current assets	3,789.0	3,627.7
Property, plant and equipment, net	1,367.8	1,485.3
Investment in affiliates	419.2	409.0
Deferred tax assets	108.7	112.2
Other assets	147.2	147.1
Intangible assets, net	590.8	649.0
Goodwill	1,494.4	1,541.4
Total assets	$7,917.1	$7,971.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$5.5	$24.8
Short-term borrowings	181.3	90.8
Accounts payable	855.3	917.5
Accrued expenses	1,425.5	1,407.9
Other current liabilities	191.5	209.6
Total current liabilities	2,659.1	2,650.6
Long-term debt, less current portion and debt issuance costs	1,699.3	1,618.1
Pensions and postretirement health care benefits	223.7	247.3
Deferred tax liabilities	121.0	130.5
Other noncurrent liabilities	245.1	229.9
Total liabilities	4,948.2	4,876.4
Commitments and contingencies (Note 16)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2018 and 2017	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 78,481,817 and 79,553,825 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	0.8	0.8
Additional paid-in capital	81.8	136.6
Retained earnings	4,405.4	4,253.8
Accumulated other comprehensive loss	(1,581.9)	(1,361.6)
Total AGCO Corporation stockholders’ equity	2,906.1	3,029.6
Noncontrolling interests	62.8	65.7
Total stockholders’ equity	2,968.9	3,095.3
Total liabilities and stockholders’ equity	$7,917.1	$7,971.7

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended September 30,
	2018	2017
Net sales	$2,214.7	$1,986.3
Cost of goods sold	1,741.0	1,557.7
Gross profit	473.7	428.6
Selling, general and administrative expenses	260.5	233.2
Engineering expenses	83.3	80.1
Restructuring expenses	1.5	3.0
Amortization of intangibles	15.3	14.3
Bad debt expense	1.8	0.9
Income from operations	111.3	97.1
Interest expense, net	7.0	11.6
Other expense, net	19.1	18.5
Income before income taxes and equity in net earnings of affiliates	85.2	67.0
Income tax provision	23.9	16.9
Income before equity in net earnings of affiliates	61.3	50.1
Equity in net earnings of affiliates	9.4	10.7
Net income	70.7	60.8
Net loss (income) attributable to noncontrolling interests	0.4	(0.1)
Net income attributable to AGCO Corporation and subsidiaries	$71.1	$60.7
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$0.90	$0.76
Diluted	$0.89	$0.76
Cash dividends declared and paid per common share	$0.15	$0.14
Weighted average number of common and common equivalent shares outstanding:
Basic	78.7	79.5
Diluted	79.7	80.2

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Nine Months Ended September 30,
	2018	2017
Net sales	$6,759.8	$5,779.1
Cost of goods sold	5,301.8	4,544.8
Gross profit	1,458.0	1,234.3
Selling, general and administrative expenses	796.9	690.5
Engineering expenses	267.2	230.0
Restructuring expenses	10.1	8.5
Amortization of intangibles	49.2	41.5
Bad debt expense	4.7	2.7
Income from operations	329.9	261.1
Interest expense, net	38.5	33.6
Other expense, net	57.8	49.2
Income before income taxes and equity in net earnings of affiliates	233.6	178.3
Income tax provision	73.8	64.9
Income before equity in net earnings of affiliates	159.8	113.4
Equity in net earnings of affiliates	26.3	30.8
Net income	186.1	144.2
Net loss (income) attributable to noncontrolling interests	0.7	(2.1)
Net income attributable to AGCO Corporation and subsidiaries	$186.8	$142.1
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$2.36	$1.79
Diluted	$2.33	$1.77
Cash dividends declared and paid per common share	$0.45	$0.42
Weighted average number of common and common equivalent shares outstanding:
Basic	79.2	79.5
Diluted	80.1	80.1

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in millions)

	Three Months Ended September 30,
	2018	2017
Net income	$70.7	$60.8
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	(53.1)	64.5
Defined benefit pension plans, net of tax	2.9	3.1
Unrealized gain (loss) on derivatives, net of tax	0.9	(1.8)
Other comprehensive (loss) income, net of reclassification adjustments	(49.3)	65.8
Comprehensive income	21.4	126.6
Comprehensive loss (income) attributable to noncontrolling interests	1.3	(0.6)
Comprehensive income attributable to AGCO Corporation and subsidiaries	$22.7	$126.0

	Nine Months Ended September 30,
	2018	2017
Net income	$186.1	$144.2
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	(233.8)	106.5
Defined benefit pension plans, net of tax	9.0	8.9
Unrealized gain on derivatives, net of tax	1.5	4.3
Other comprehensive (loss) income, net of reclassification adjustments	(223.3)	119.7
Comprehensive (loss) income	(37.2)	263.9
Comprehensive loss (income) attributable to noncontrolling interests	3.7	(3.2)
Comprehensive (loss) income attributable to AGCO Corporation and subsidiaries	$(33.5)	$260.7

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$186.1	$144.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	170.1	165.2
Amortization of intangibles	49.2	41.5
Stock compensation expense	33.0	31.3
Equity in net earnings of affiliates, net of cash received	(21.8)	(15.4)
Deferred income tax (benefit) provision	(17.7)	0.7
Loss on extinguishment of debt	15.7	—
Other	(2.2)	2.3
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(59.8)	(81.2)
Inventories, net	(398.0)	(424.9)
Other current and noncurrent assets	(67.3)	(92.4)
Accounts payable	(18.4)	100.0
Accrued expenses	55.9	67.9
Other current and noncurrent liabilities	71.2	31.6
Total adjustments	(190.1)	(173.4)
Net cash used in operating activities	(4.0)	(29.2)
Cash flows from investing activities:
Purchases of property, plant and equipment	(138.5)	(139.4)
Proceeds from sale of property, plant and equipment	2.6	3.3
Investments in unconsolidated affiliates	(5.8)	(0.8)
Purchase of businesses, net of cash acquired	—	(188.4)
Other	0.4	—
Net cash used in investing activities	(141.3)	(325.3)
Cash flows from financing activities:
Proceeds from indebtedness	3,262.5	2,752.9
Repayments of indebtedness	(3,046.1)	(2,502.5)
Purchases and retirement of common stock	(84.3)	—
Payment of dividends to stockholders	(35.6)	(33.4)
Payment of minimum tax withholdings on stock compensation	(3.7)	(6.7)
Payment of debt issuance costs	(1.6)	—
Investment by or distribution to noncontrolling interests, net	0.8	0.5
Net cash provided by financing activities	92.0	210.8
Effects of exchange rate changes on cash and cash equivalents	(21.7)	26.7
Decrease in cash and cash equivalents	(75.0)	(117.0)
Cash and cash equivalents, beginning of period	367.7	429.7
Cash and cash equivalents, end of period	$292.7	$312.7

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

The Company has a wholly-owned subsidiary in Argentina that manufactures and distributes agricultural equipment and replacement parts within Argentina. As of June 30, 2018, on the basis of currently available data related to inflation indices and as a result of the devaluation of the Argentine peso relative to the United States dollar, the Argentinian economy was determined to be highly inflationary. A highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. In accordance with this designation and based on the guidance in ASC 830, “Foreign Currency Matters”, the Company changed the functional currency of its wholly-owned subsidiary from the Argentinian peso to the U.S. dollar effective July 1, 2018. For the three months ended September 30, 2018, the Company’s wholly-owned subsidiary in Argentina had net sales of approximately $21.3 million and total assets of approximately $110.7 million as of September 30, 2018. The monetary assets and liabilities denominated in the Argentine peso were approximately $25.2 million and approximately $11.0 million, respectively, as of September 30, 2018. The monetary assets and liabilities were remeasured based on current published exchange rates.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-14, “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). The standard revises the annual disclosure requirements by removing disclosures no longer considered cost beneficial, clarifying specific requirements of disclosures and adding certain disclosures identified as relevant. ASU 2018-14 is effective for annual periods beginning after December 15, 2020. The standard should be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company expects to early adopt the standard for the year ended December 31, 2018, and that the adoption will not have a material impact on its results of operations, financial condition and cash flows.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). The standard revises the disclosure requirements by removing disclosures no longer considered cost beneficial, modifying specific requirements of disclosures and adding certain disclosures identified as relevant. ASU 2018-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted. Certain amendments of the standard should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments of the standard should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations, financial condition and cash flows, but does not expect the impact to be material.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows for the election to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act (the “2017 Tax Act”)on items within accumulated other comprehensive income (loss) to retained earnings. These disproportionate income tax effect items are referred to as “stranded tax effects.” The amendments within ASU 2018-02 only relate to the reclassification of the income tax effects of the 2017 Tax Act. Certain disclosures are required in the period of adoption as to whether an entity has elected to reclassify the stranded tax effects. ASU 2018-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The standard should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. corporate income

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

tax rate in the 2017 Tax Act is recognized. Early adoption is permitted for any interim or annual period. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations, financial condition and cash flows, but does not expect the impact to be material.

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

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires the service cost component of net periodic pension and postretirement benefit cost be included in the same line item as other compensation costs arising from services rendered by employees. The other components of net periodic pension and postretirement benefit cost are required to be classified outside the subtotal of income from operations. Of the components of net periodic pension and postretirement benefit cost, only the service cost component will be eligible for asset capitalization. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, using a retrospective approach for the presentation of the service cost component and other components of net periodic pension and postretirement benefit cost in the statement of operations; and a prospective approach for the capitalization of the service cost component of net periodic pension and postretirement benefit cost in assets. Early adoption is permitted for any interim or annual period. ASU 2017-07 allows a practical expedient for applying the retrospective presentation requirements. The Company adopted ASU 2017-07 on January 1, 2018 and retrospectively applied the standard to the presentation of the other components of net periodic pension and postretirement benefit costs in the Company’s Condensed Consolidated Statements of Operations. As part of the adoption, the Company elected to use the practical expedient, which allowed the Company to use the information previously disclosed as the basis for applying the retrospective presentation requirements of the standard. For both the three and nine months ended September 30, 2017, the Company reclassified approximately $0.1 million of expense related to the other components of net periodic pension and postretirement costs from “Selling, general and administrative expenses” and “Engineering expenses” to “Other expenses, net.” as a result of the restrospective application of ASU 2017-07.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which supersedes the existing lease guidance under current U.S. GAAP. ASU 2016-02 is based on the principle that entities should recognize assets and liabilities arising from leases. The new standard does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard and leases continue to be classified as finance or operating. ASU 2016-02’s primary change is the requirement for entities to recognize a lease liability for payments and a right-of-use (“ROU”) asset representing the right to use the leased asset during the term of an operating lease arrangement. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of 12 months or less. Lessors’ accounting under the new standard is largely unchanged from the previous accounting standard. In addition, ASU 2016-02 expands the disclosure requirements of lease arrangements. The new standard is effective for reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. Upon adoption, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, “Targeted Improvements”, which allows for a new, optional transition method that provides the option to use the effective date as the date of initial application on transition. Under this option, the comparative periods would continue to apply the legacy guidance in Accounting Standard Codification (“ASC”) 840, including the disclosure requirements, and a cumulative effect adjustment would be recognized in the period of adoption rather than the earliest period presented.  Under this transition option, comparative reporting would not be required and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The Company is currently working to complete the design of new processes and internal controls, which include the implementation of a software solution and finalizing the evaluation of the Company’s population of leased assets to assess the effect of the new guidance on the Company’s financial statements. The Company plans to adopt the new guidance effective January 1, 2019 using a modified retrospective approach through a cumulative effect adjustment to “Retained earnings” as of the beginning of the period of adoption.  The new standard provides a number of optional practical expedients in transition. The Company expects to elect the “package of practical expedients” which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.  The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements (the latter is not applicable to the Company).  The Company expects the adoption of the new standard to have a material effect on the Company’s Consolidated Financial Statements upon adoption. While the Company continues to assess all of the effects of the adoption, it currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on the Company’s Consolidated Balance Sheets for operating leases, as well as providing significant new disclosures about the Company’s leasing activities.  The Company does not expect material changes in its leasing activities between now and adoption.  The new standard also provides practical expedients for an entity’s ongoing accounting for leases.  The Company currently expects to elect the short-term lease exemption for all leases that qualify, meaning the Company will not recognize ROU assets or lease liabilities. The Company also currently expects to elect the practical expedient to separate lease and non-lease components for a majority of its leases, other than real estate and office equipment leases.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

The following table summarizes the impact of adopting ASU 2014-09 on the Company’ s Condensed Consolidated Balance Sheet as of September 30, 2018 (in millions):

	As Reported	Balances Without Adoption of ASU 2014-09	Increase (Decrease) Due to Adoption
Assets
Accounts and notes receivable, net	$992.7	$992.5	$0.2
Other current assets	401.8	390.6	11.2
Total current assets	3,789.0	3,777.6	11.4
Total assets	7,917.1	7,905.7	11.4

Liabilities and Stockholders’ Equity
Accrued expenses	$1,425.5	$1,413.4	$12.1
Total current liabilities	2,659.1	2,647.0	12.1
Retained earnings	4,405.4	4,406.1	(0.7)
Total stockholder’s equity	2,968.9	2,969.6	(0.7)
Total liabilities and stockholder’s equity	7,917.1	7,905.7	11.4

The impact of adopting ASU 2014-09 on the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2018 was not material.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

2.    RESTRUCTURING EXPENSES

Beginning in 2014 through 2018, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities and various administrative offices located in Europe, South America, China and the United States in order to reduce costs in response to softening global market demand and lower production volumes. The aggregate headcount reduction was approximately 3,370 employees between 2014 and 2017. During the nine months ended September 30, 2018, the Company recorded severance and related costs associated with further rationalizations in Europe, China, South America and the United States, in connection with the termination of approximately 460 employees. Restructuring expenses activity during the nine months ended September 30, 2018 is summarized as follows (in millions):

	Write-down of Property, Plant and Equipment	Employee Severance	Total
Balance as of December 31, 2017	$—	$10.9	$10.9
First quarter 2018 provision	—	5.9	5.9
First quarter 2018 cash activity	—	(3.7)	(3.7)
Foreign currency translation	—	0.1	0.1
Balance as of March 31, 2018	—	13.2	13.2
Second quarter 2018 provision	0.3	2.4	2.7
Less: Non-cash activity	(0.3)	—	(0.3)
Cash expense	—	2.4	2.4
Second quarter 2018 cash activity	—	(4.7)	(4.7)
Foreign currency translation	—	(0.8)	(0.8)
Balance as of June 30, 2018	$—	$10.1	$10.1
Third quarter 2018 provision	—	1.5	1.5
Third quarter 2018 cash activity	—	(2.0)	(2.0)
Foreign currency translation	—	(0.4)	(0.4)
Balance as of September 30, 2018	$—	$9.2	$9.2

3.    STOCK COMPENSATION PLANS

The Company recorded stock compensation expense as follows for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of goods sold	$0.8	$0.8	$2.7	$2.4
Selling, general and administrative expenses	9.7	7.9	30.6	29.1
Total stock compensation expense	$10.5	$8.7	$33.3	$31.5

Stock Incentive Plan

Under the Company’s 2006 Long Term Incentive Plan (the “2006 Plan”), up to 10,000,000 shares of AGCO common stock may be issued. As of September 30, 2018, of the 10,000,000 shares reserved for issuance under the 2006 Plan, approximately 3,391,294 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Long-Term Incentive Plan and Related Performance Awards

The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the nine months ended September 30, 2018 and 2017 was $71.40 and $61.94, respectively.

During the nine months ended September 30, 2018, the Company granted 441,740 performance awards related to varying performance periods. The awards granted assume the maximum target level of performance is achieved, as applicable. The compensation expense associated with all awards granted under the 2006 Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Performance award transactions during the nine months ended September 30, 2018 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan awards:

Shares awarded but not earned at January 1	1,645,078
Shares awarded	441,740
Shares forfeited	(63,874)
Shares earned	—
Shares awarded but not earned at September 30	2,022,944

As of September 30, 2018, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $38.4 million, and the weighted average period over which it is expected to be recognized is approximately two years. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

Restricted Stock Unit Awards

During the nine months ended September 30, 2018, the Company granted 247,404 restricted stock unit (“RSU”) awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. The compensation expense associated with these awards is amortized ratably over the requisite service period for the awards that are expected to vest.

The weighted average grant-date fair value of the RSUs granted under the 2006 Plan during the nine months ended September 30, 2018 and 2017 was $63.99 and $61.99, respectively. RSU transactions during the nine months ended September 30, 2018 were as follows:

Shares awarded but not vested at January 1	237,468
Shares awarded	247,404
Shares forfeited	(8,896)
Shares vested	(120,305)
Shares awarded but not vested at September 30	355,671

As of September 30, 2018, the total compensation cost related to the unvested RSUs not yet recognized was approximately $16.8 million, and the weighted average period over which it is expected to be recognized is approximately two years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Stock-Settled Appreciation Rights

Compensation expense associated with the stock-settled appreciation rights (“SSAR”) awards is amortized ratably over the requisite service period for the awards that are expected to vest. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. SSAR transactions during the nine months ended September 30, 2018 were as follows:

SSARs outstanding at January 1	1,060,192
SSARs granted	157,700
SSARs exercised	(84,250)
SSARs canceled or forfeited	(8,350)
SSARs outstanding at September 30	1,125,292

As of September 30, 2018, the total compensation cost related to the unvested SSARs not yet recognized was approximately $4.4 million, and the weighted average period over which it is expected to be recognized is approximately two years.

Director Restricted Stock Grants

The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The 2018 grant was made on April 26, 2018 and equated to 17,226 shares of common stock, of which 12,629 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.1 million during the nine months ended September 30, 2018 associated with this grant.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of acquired intangible assets during the nine months ended September 30, 2018 are summarized as follows (in millions):

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2017	$208.4	$600.4	$160.0	$9.1	$977.9
Foreign currency translation	(4.1)	(13.1)	(3.2)	(0.5)	(20.9)
Balance as of September 30, 2018	$204.3	$587.3	$156.8	$8.6	$957.0

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2017	$61.4	$279.7	$73.4	$3.0	$417.5
Amortization expense and impairment charge	10.9	30.6	7.6	0.1	49.2
Foreign currency translation	(1.5)	(9.4)	(2.1)	(0.1)	(13.1)
Balance as of September 30, 2018	$70.8	$300.9	$78.9	$3.0	$453.6

Trademarks and Tradenames
Indefinite-lived intangible assets:
Balance as of December 31, 2017	$88.6
Foreign currency translation	(1.2)
Balance as of September 30, 2018	$87.4
The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from three to 50 years.

Changes in the carrying amount of goodwill during the nine months ended September 30, 2018 are summarized as follows (in millions):

	North America	South America	Europe/Middle East	Asia/ Pacific/Africa	Consolidated
Balance as of December 31, 2017	$611.1	$136.4	$671.0	$122.9	$1,541.4
Adjustment	—	—	1.9	—	1.9
Foreign currency translation	—	(23.1)	(21.7)	(4.1)	(48.9)
Balance as of September 30, 2018	$611.1	$113.3	$651.2	$118.8	$1,494.4

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

5.    INDEBTEDNESS

Long-term debt consisted of the following at September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018	December 31, 2017
1.056% Senior term loan due 2020	$231.6	$239.8
Credit facility, expiring 2020	390.3	471.2
Senior term loans due 2021	115.8	119.9
5 7/8% Senior notes due 2021	115.8	305.3
Senior term loans due between 2019 and 2028	825.7	449.7
Other long-term debt	29.4	61.0
Debt issuance costs	(3.8)	(4.0)
	1,704.8	1,642.9
Less: Current portion of other long-term debt	(5.5)	(24.8)
Total long-term debt, less current portion	$1,699.3	$1,618.1

1.056% Senior Term Loan

In December 2014, the Company entered into a term loan with the European Investment Bank, which provided the Company with the ability to borrow up to €200.0 million. The €200.0 million (or approximately $231.6 million as of September 30, 2018) of funding was received on January 15, 2015 with a maturity date of January 15, 2020. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.056% per annum, payable quarterly in arrears.

Credit Facility

The Company’s revolving credit and term loan facility as of September 30, 2018 consisted of an $800.0 million multi-currency revolving credit facility and a €312.0 million (or approximately $361.3 million as of September 30, 2018) term loan facility. The maturity date of the credit facility was June 26, 2020. Under the credit facility agreement, interest accrued on amounts outstanding, at the Company’s option, depending on the currency borrowed, at either (1) LIBOR or EURIBOR plus a margin ranging from 1.0% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0% plus a margin ranging from 0.0% to 0.25% based on the Company’s leverage ratio. As is more fully described in Note 10, the Company entered into an interest rate swap in 2015 to convert the term loan facility’s floating interest rate to a fixed interest rate of 0.33% plus the applicable margin over the remaining life of the term loan facility. As of September 30, 2018, the Company had $390.3 million of outstanding borrowings under the credit facility and the ability to borrow approximately $771.0 million under the facility. Approximately $29.0 million was outstanding under the multi-currency revolving credit facility and €312.0 million (or approximately $361.3 million) was outstanding under the term loan facility as of September 30, 2018. As of December 31, 2017, approximately $97.0 million was outstanding under the Company’s multi-currency revolving credit facility, and the Company had the ability to borrow approximately $703.0 million under the facility. Approximately €312.0 million (or approximately $374.2 million) was outstanding under the term loan facility as of December 31, 2017.

During 2015, the Company designated its €312.0 million ($361.3 million as of September 30, 2018) term loan facility as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. See Note 10 for additional information about the net investment hedge.

On October 17, 2018 the Company entered into a new credit facility agreement, consisting of a multi-currency revolving credit facility of $800.0 million. The maturity date of the new credit facility is October 17, 2023. Under the new credit facility agreement, the Company’s credit spread is based on the Company’s published long-term debt rating. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on the Company’s

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

credit rating. The new credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. In connection with the closing of new credit facility in October 2018, the Company also repaid its outstanding €312.0 million ($361.3 million as of September 30, 2018) term loan under its previous revolving credit and term loan facility discussed above. The Company recorded approximately $0.9 million associated with the write-off of deferred debt issuance costs associated with the repayment.

Senior Term Loans Due 2021

In April 2016, the Company entered into two term loan agreements with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), in the amount of €100.0 million and €200.0 million, respectively. The provisions of the two term loans were identical in nature. In December 2017, the Company repaid its €200.0 million (or approximately $239.8 million) term loan. The Company's €100.0 million (or approximately $115.8 million as of September 30, 2018) remains outstanding. The Company had the ability to prepay the term loans before their maturity date on April 26, 2021. Interest is payable on the remaining term loan per annum, paid quarterly in arrears, equal to the EURIBOR plus a margin ranging from 1.0% to 1.75% based on the Company’s net leverage ratio.

5 7/8%  Senior Notes

The Company’s 5 7/8% senior notes due December 1, 2021 constituted senior unsecured and unsubordinated indebtedness. Interest was payable on the notes semi-annually in arrears. At any time prior to September 1, 2021, the Company could redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date at the treasury rate plus 0.5%, plus accrued and unpaid interest, including additional interest, if any. Beginning September 1, 2021, the Company could redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any. As is more fully described in Note 10, the Company entered into an interest rate swap in 2015 to convert the senior notes’ fixed interest rate to a floating interest rate over the remaining life of the senior notes. During 2016, the Company terminated the interest rate swap. As a result, the Company recorded a deferred gain of approximately $7.3 million associated with the termination, which is being amortized as a reduction to “Interest expense, net” over the remaining term of the 5 7/8% senior notes through December 1, 2021.

In May 2018, the Company completed a cash tender offer to purchase any and all of its outstanding 5 7/8% senior notes at a cash purchase price of $1,077.50 per $1,000.00 of senior notes. As a result of the tender offer, the Company repurchased approximately $185.9 million of principal amount of the senior notes for approximately $200.3 million, plus accrued interest. The repurchase resulted in a loss on extinguishment of debt of approximately $15.7 million, including associated fees. The Company also recorded approximately $3.0 million of accelerated amortization of the deferred gain related to the terminated interest rate swap instrument associated with the senior notes discussed above. Both the loss on extinguishment and the accelerated amortization were reflected in “Interest expense, net,” for the nine months ended September 30, 2018. As of September 30, 2018 and December 31, 2017, the unamortized portion of the deferred gain was approximately $1.7 million and $5.3 million, respectively. The amortization for the three and nine months ended September 30, 2018 was approximately $0.1 million and $3.6 million, respectively. The amortization for the three and nine months ended September 30, 2017 was approximately $0.3 million and $1.0 million, respectively.
In October 2018, the Company repurchased the remaining principal amount of the senior notes of approximately $114.1 million for approximately $122.5 million, plus accrued interest. The repurchase resulted in a loss on extinguishment of debt of approximately $8.8 million, including associated fees. The Company also recorded approximately $1.7 million of accelerated amortization of the deferred gain related to the terminated interest rate swap instrument associated with the senior notes discussed above. Both the loss on extinguishment and the accelerated amortization will be reflected in “Interest expense, net,” for the three months ended December 31, 2018.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Senior Term Loans Due Between 2019 and 2028
On August 1, 2018, the Company borrowed an aggregate amount of indebtedness of €338.0 million (or approximately $394.7 million) through a group of seven related term loan agreements. Proceeds from the borrowings were used to repay borrowings under the Company’s revolving credit facility.

In aggregate, the Company has indebtedness of €713.0 million (or approximately $825.7 million as of September 30, 2018) through a group of fourteen related term loan agreements, inclusive of the seven agreements discussed above. The provisions of the term loan agreements are identical in nature, with the exception of interest rate terms and maturities. The Company has the ability to prepay the term loans before their maturity dates. For the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 0.70% to 2.26% and a maturity date between October 2019 and August 2028. For the term loans with a floating interest rate, interest is payable in arrears on a semi-annual basis, with interest rates based on the EURIBOR plus a margin ranging from 0.70% to 1.25% and a maturity date between October 2019 and August 2025.

Short-Term Borrowings

As of September 30, 2018 and December 31, 2017, the Company had short-term borrowings due within one year of approximately $181.3 million and $90.8 million, respectively.
Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At September 30, 2018 and December 31, 2017, outstanding letters of credit totaled $14.1 million and $15.2 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

6.    INVENTORIES

Inventories at September 30, 2018 and December 31, 2017 were as follows (in millions):

	September 30, 2018	December 31, 2017
Finished goods	$773.4	$684.1
Repair and replacement parts	601.2	605.9
Work in process	250.9	178.7
Raw materials	476.3	404.2
Inventories, net	$2,101.8	$1,872.9

7.    PRODUCT WARRANTY

The warranty reserve activity for the three and nine months ended September 30, 2018 and 2017 consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$324.8	$296.9	$316.0	$255.6
Acquisitions	—	2.1	—	2.1
Accruals for warranties issued during the period	55.6	47.7	164.3	152.6
Settlements made (in cash or in kind) during the period	(49.7)	(49.3)	(139.7)	(127.4)
Foreign currency translation	(0.7)	6.2	(10.6)	20.7
Balance at September 30	$330.0	$303.6	$330.0	$303.6

The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $283.9 million and $273.6 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, respectively. Approximately $46.1 million and $42.4 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

8.    NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per common share assumes the exercise of outstanding SSARs and the vesting of performance share awards and RSUs using the treasury stock method when the effects of such assumptions are dilutive. A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three and nine months ended September 30, 2018 and 2017 is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$71.1	$60.7	$186.8	$142.1
Weighted average number of common shares outstanding	78.7	79.5	79.2	79.5
Basic net income per share attributable to AGCO Corporation and subsidiaries	$0.90	$0.76	$2.36	$1.79
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$71.1	$60.7	$186.8	$142.1
Weighted average number of common shares outstanding	78.7	79.5	79.2	79.5
Dilutive SSARs, performance share awards and RSUs	1.0	0.7	0.9	0.6
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	79.7	80.2	80.1	80.1
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$0.89	$0.76	$2.33	$1.77

SSARs to purchase approximately 0.5 million and 0.4 million shares of the Company’s common stock for the three and nine months ended September 30, 2018, respectively, and approximately 0.3 million shares of the Company’s common stock for the three and nine months ended September 30, 2017, were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

9.    INCOME TAXES

At September 30, 2018 and December 31, 2017, the Company had approximately $160.1 million and $163.4 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At September 30, 2018 and December 31, 2017, the Company had approximately $56.8 million and $61.8 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At September 30, 2018 and December 31, 2017, the Company had accrued interest and penalties related to unrecognized tax benefits of $25.2 million and $23.0 million, respectively. Generally, tax years 2012 through 2017 remain open to examination by taxing authorities in the United States and certain other foreign tax jurisdictions.

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

In 2017, the Company recorded a provision in accordance with Staff Accounting Bulletin No. 118, which provides SEC Staff guidance for the application of ASC 740, “Income Taxes”, in the reporting period in which the 2017 Tax Act was

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

enacted. The provision reflected both the income tax effects of the 2017 Tax Act for which the accounting under ASC 740 was complete as well as provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC 740 is incomplete but a reasonable estimate was determined. The Company did not identify any items for which the income tax effects of the 2017 Tax Act had not been completed and a reasonable estimate could not be determined as of December 31, 2017.

The Company is in the process of finalizing its calculations with respect to the tax reform legislation. The final impact of the tax reform legislation may differ due to factors such as refinement of the Company’s calculations, changes in interpretations and assumptions that the Company and its advisors have made, and additional guidance that may be issued in the future by the U.S. and state governments. For the nine months ended September 30, 2018, the Company did not make any material adjustments to the provisional amounts recorded as of December 31, 2017.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

During 2018, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was $109.3 million and $96.8 million as of September 30, 2018 and December 31, 2017, respectively.

Interest Rate Swap Contract

The Company monitors the mix of short-term and long-term debt regularly. From time to time, the Company manages the risk to interest rate fluctuations through the use of derivative financial instruments. During 2015, the Company entered into an interest rate swap instrument with a notional amount of €312.0 million (or approximately $361.3 million at September 30, 2018) and an expiration date of June 26, 2020. The swap was designated and accounted for as a cash flow hedge. Under the swap agreement, the Company pays a fixed interest rate of 0.33% plus the applicable margin, and the counterparty to the agreement pays a floating interest rate based on the three-month EURIBOR.

Changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss and are subsequently reclassified into “Interest expense, net” as a rate adjustment in the same period in which the related interest on the Company’s floating rate term loan facility affects earnings.

As a result of the Company’s new credit facility agreement and related terms therein as well as the change in the mix of short-term and long-term debt, the Company terminated the interest rate swap contract on October 22, 2018 and recorded a loss of approximately $3.9 million which will be reflected in “Interest expense, net” for the three months ended December 31, 2018. Refer to Note 5 for further information.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and net income during the three and nine months ended September 30, 2018 and 2017 (in millions):

		Recognized in Net Income
Three Months Ended September 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2018
Foreign currency contracts	$(0.1)	Cost of goods sold	$(0.3)	$1,741.0
Interest rate swap contract	0.2	Interest expense, net	(0.5)	7.0
Total	$0.1		$(0.8)
2017
Foreign currency contracts	$(0.3)	Cost of goods sold	$1.1	$1,557.7
Interest rate swap contract	(1.0)	Interest expense, net	(0.6)	11.6
Total	$(1.3)		$0.5

		Recognized in Net Income
Nine Months Ended September 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2018
Foreign currency contracts(1)	$(1.3)	Cost of goods sold	$(1.7)	$5,301.8
Interest rate swap contract	(0.7)	Interest expense, net	(1.8)	38.5
Total	$(2.0)		$(3.5)
2017
Foreign currency contracts	$2.9	Cost of goods sold	$(0.3)	$4,544.8
Interest rate swap contract	(0.6)	Interest expense, net	(1.7)	33.6
Total	$2.3		$(2.0)
____________________________________
(1) The outstanding contracts as of September 30, 2018 range in maturity through January 2019.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the nine months ended September 30, 2018 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2017	$(6.0)	$(1.3)	$(4.7)
Net changes in fair value of derivatives	(2.4)	(0.4)	(2.0)
Net losses reclassified from accumulated other comprehensive loss into income	3.7	0.2	3.5
Accumulated derivative net losses as of September 30, 2018	$(4.7)	$(1.5)	$(3.2)

Fair Value Hedges

The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. During 2016, the Company terminated an interest rate swap transaction with a notional amount of $300.0 million and received cash proceeds of approximately $7.3 million. The resulting gain was deferred and was being amortized as a reduction to “Interest expense, net” over the remaining term of the Company’s 5 7/8% senior notes through December 1, 2021. During 2018, the remaining unamortized gain was recognized primarily through accelerated amortization due to the repurchase of the 5 7/8% senior notes as is more fully described in Note 5.

Net Investment Hedges

The Company uses non-derivative and derivative instruments, to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates. For instruments that are designated as hedges of net investments in foreign operations, changes in the fair value of the derivative instruments are recorded in foreign currency translation adjustments, a component of accumulated other comprehensive loss, to offset changes in the value of the net investments being hedged. When the net investment in foreign operations is sold or substantially liquidates, the amounts recorded in accumulated other comprehensive loss are reclassified to earnings. To the extent foreign currency denominated debt is de-designated from a net investment hedge relationship, changes in the value of the foreign currency denominated debt are recorded in earnings through the maturity date.

During 2015, the Company designated its €312.0 million (or approximately $361.3 million as of September 30, 2018) term loan facility with a maturity date of June 26, 2020 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. In October 2018, the Company repaid the term loan facility and the foreign currency denominated debt was de-designated as a net investment hedge. Refer to Note 5 for further information.

In January 2018, the Company entered into a cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap has an expiration date of January 19, 2021. At maturity of the cross currency swap contract, the Company will deliver the notional amount of approximately €245.7 million (or approximately $284.5 million as of September 30, 2018) and will receive $300.0 million from the counterparties. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swap.

The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	September 30, 2018	December 31, 2017
Foreign currency denominated debt	$361.3	$374.2
Cross currency swap contract	300.0	—

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the after-tax impact of changes in the fair value of the instrument designated as a net investment hedge during the three and nine months ended September 30, 2018 and 2017 (in millions):

	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Three Months Ended		Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Foreign currency denominated debt	$1.9	$(11.8)	$12.8	$(38.9)
Cross currency swap contract	0.1	—	11.7	—

Derivative Transactions Not Designated as Hedging Instruments

During 2018 and 2017, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of September 30, 2018 and December 31, 2017, the Company had outstanding foreign currency contracts with a notional amount of approximately $1,332.9 million and $1,701.4 million, respectively.

The following table summarizes the impact that changes in the fair value of derivatives not designated as hedging instruments had on earnings (in millions):

		For the Three Months Ended		For the Nine Months Ended
	Classification of (Loss) Gain	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Foreign currency contracts	Other expense, net	$(0.8)	$13.9	$1.6	$35.8

The table below sets forth the fair value of derivative instruments as of September 30, 2018 (in millions):

	Asset Derivatives as of September 30, 2018		Liability Derivatives as of September 30, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.4	Other current liabilities	$1.4
Interest rate swap contract	Other noncurrent assets	—	Other noncurrent liabilities	3.7
Cross currency swap contract	Other noncurrent assets	11.7	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	5.3	Other current liabilities	5.0
Total derivative instruments		$17.4		$10.1

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The table below sets forth the fair value of derivative instruments as of December 31, 2017 (in millions):

	Asset Derivatives as of December 31, 2017		Liability Derivatives as of December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Other current liabilities	$1.2
Interest rate swap contract	Other noncurrent assets	—	Other noncurrent liabilities	4.8
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	7.8	Other current liabilities	11.0
Total derivative instruments		$7.8		$17.0

11.    CHANGES IN STOCKHOLDERS’ EQUITY

The following table sets forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the nine months ended September 30, 2018 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2017	$0.8	$136.6	$4,253.8	$(1,361.6)	$65.7	$3,095.3
Stock compensation	—	33.0	—	—	—	33.0
Issuance of stock awards	—	(3.1)	—	—	—	(3.1)
SSARs exercised	—	(0.4)	—	—	—	(0.4)
Comprehensive income:
Net income (loss)	—	—	186.8	—	(0.7)	186.1
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(230.8)	(3.0)	(233.8)
Defined benefit pension plans, net of tax	—	—	—	9.0	—	9.0
Unrealized loss on derivatives, net of tax	—	—	—	1.5	—	1.5
Payment of dividends to stockholders	—	—	(35.6)	—	—	(35.6)
Purchases and retirement of common stock	—	(84.3)	—	—	—	(84.3)
Investment by or distribution to noncontrolling interests, net	—	—	—	—	0.8	0.8
Adjustment related to the adoption of ASU 2014-09	—	—	0.4	—	—	0.4
Balance, September 30, 2018	$0.8	$81.8	$4,405.4	$(1,581.9)	$62.8	$2,968.9

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Total comprehensive (loss) income attributable to noncontrolling interests for the three and nine months ended September 30, 2018 and 2017 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(0.4)	$0.1	$(0.7)	$2.1
Other comprehensive (loss) income:
Foreign currency translation adjustments	(0.9)	0.5	(3.0)	1.1
Total comprehensive (loss) income	$(1.3)	$0.6	$(3.7)	$3.2

The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the nine months ended September 30, 2018 (in millions):

	Defined Benefit Pension Plans	Deferred Net (Losses) Gains on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2017	$(285.1)	$(4.7)	$(1,071.8)	$(1,361.6)
Other comprehensive loss before reclassifications	—	(2.0)	(230.8)	(232.8)
Net losses reclassified from accumulated other comprehensive loss	9.0	3.5	—	12.5
Other comprehensive income (loss), net of reclassification adjustments	9.0	1.5	(230.8)	(220.3)
Accumulated other comprehensive loss, September 30, 2018	$(276.1)	$(3.2)	$(1,302.6)	$(1,581.9)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three months ended September 30, 2018 and 2017 (in millions):

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30, 2018(1)	Three Months Ended September 30, 2017(1)
Derivatives:
Net losses (gains) on foreign currency contracts	$0.4	$(0.9)	Cost of goods sold
Net losses on interest rate swap contract	0.5	0.6	Interest expense, net
Reclassification before tax	0.9	(0.3)
	(0.1)	(0.2)	Income tax provision
Reclassification net of tax	$0.8	$(0.5)

Defined benefit pension plans:
Amortization of net actuarial losses	$3.0	$3.2	(2)
Amortization of prior service cost	0.3	0.3	(2)
Reclassification before tax	3.3	3.5
	(0.4)	(0.4)	Income tax provision
Reclassification net of tax	$2.9	$3.1

Net losses reclassified from accumulated other comprehensive loss	$3.7	$2.6
____________________________________
(1) Losses (gains) included within the Condensed Consolidated Statements of Operations for the three months ended September 30, 2018 and 2017.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 13 to the Company’s Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the nine months ended September 30, 2018 and 2017 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Nine months ended September 30, 2018(1)	Nine months ended September 30, 2017(1)
Derivatives:
Net losses on foreign currency contracts	$1.9	$0.6	Cost of goods sold
Net losses on interest rate swap contract	1.8	1.7	Interest expense, net
Reclassification before tax	3.7	2.3
	(0.2)	(0.3)	Income tax provision
Reclassification net of tax	$3.5	$2.0

Defined benefit pension plans:
Amortization of net actuarial losses	$9.3	$9.3	(2)
Amortization of prior service cost	1.0	1.0	(2)
Reclassification before tax	10.3	10.3
	(1.3)	(1.4)	Income tax provision
Reclassification net of tax	$9.0	$8.9

Net losses reclassified from accumulated other comprehensive loss	$12.5	$10.9
____________________________________
(1) Losses included within the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018 and 2017.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 13 to the Company’s Condensed Consolidated Financial Statements.

Share Repurchase Program

During the nine months ended September 30, 2018, through open market transactions, the Company repurchased 534,403 shares of its common stock for approximately $34.3 million at an average price paid of $64.14 per share. Repurchased shares were retired on the date of purchase, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the Company’s Condensed Consolidated Balance Sheets.
During the three months ended September 30, 2018, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase an aggregate of $50.0 million of shares of the Company’s common stock. The Company received approximately 638,978 shares during the three months ended September 30, 2018 related to the ASR agreement. The specific number of shares the Company ultimately repurchased was determined at the completion of the term of the ASR based on the daily volume-weighted average share price of the Company’s common stock less an agreed upon discount. Upon settlement of the ASR, the Company was entitled to receive additional shares of common stock or, under certain circumstances, was required to remit a settlement amount. In October 2018, the Company received an additional 197,848 shares of common stock upon final settlement of the ASR. All shares received under the ASR were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the Company’s Condensed Consolidated Balance Sheets.
As of September 30, 2018, the remaining amount authorized to be repurchased was approximately $247.1 million, of which $215.7 million expires in December 2019 and $31.4 million has no expiration date.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. As of both September 30, 2018 and December 31, 2017, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.3 billion.

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
Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $6.7 million and $24.2 million, respectively, during the three and nine months ended September 30, 2018. Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $10.3 million and $27.5 million, respectively, during the three and nine months ended September 30, 2017.

The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of September 30, 2018 and December 31, 2017, these finance joint ventures had approximately $50.3 million and $41.6 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

13.    EMPLOYEE BENEFIT PLANS

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three months ended September 30, 2018 and 2017 are set forth below (in millions):

	Three Months Ended September 30,
Pension benefits	2018	2017
Service cost	$4.7	$4.2
Interest cost	4.9	5.1
Expected return on plan assets	(9.0)	(8.9)
Amortization of net actuarial losses	3.0	3.2
Amortization of prior service cost	0.3	0.3
Net periodic pension cost	$3.9	$3.9

	Three Months Ended September 30,
Postretirement benefits	2018	2017
Interest cost	$0.4	$0.4
Net periodic postretirement benefit cost	$0.4	$0.4

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the nine months ended September 30, 2018 and 2017 are set forth below (in millions):

	Nine Months Ended September 30,
Pension benefits	2018	2017
Service cost	$14.4	$12.8
Interest cost	15.1	15.3
Expected return on plan assets	(27.7)	(26.7)
Amortization of net actuarial losses	9.2	9.3
Amortization of prior service cost	0.9	0.9
Net periodic pension cost	$11.9	$11.6

	Nine Months Ended September 30,
Postretirement benefits	2018	2017
Service cost	$0.1	$0.1
Interest cost	1.1	1.2
Amortization of net actuarial losses	0.1	—
Amortization of prior service cost	0.1	0.1
Net periodic postretirement benefit cost	$1.4	$1.4

The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations. Refer to Note 1 for further information.

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s defined pension and postretirement benefit plans during the nine months ended September 30, 2018 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2017	$(380.6)	$(95.5)	$(285.1)
Amortization of net actuarial losses	9.3	1.3	8.0
Amortization of prior service cost	1.0	—	1.0
Accumulated other comprehensive loss as of September 30, 2018	$(370.3)	$(94.2)	$(276.1)

During the nine months ended September 30, 2018, approximately $28.6 million of contributions had been made to the Company’s defined pension benefit plans. The Company currently estimates its minimum contributions for 2018 to its defined pension benefit plans will aggregate approximately $35.9 million.
During the nine months ended September 30, 2018, the Company made approximately $1.1 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.6 million of contributions to its postretirement health care and life insurance benefit plans during 2018.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 are summarized below (in millions):

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$17.4	$—	$17.4
Derivative liabilities	$—	$10.1	$—	$10.1

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$7.8	$—	$7.8
Derivative liabilities	$—	$17.0	$—	$17.0

Short-term borrowings are valued at their carrying amounts in the Company’s Condensed Consolidated Balance Sheets, due to the short-term nature of these financial instruments.

The carrying amounts of long-term debt under the Company’s 1.056% senior term loan, credit facility, senior term loans due 2021 and senior term loans due between 2019 and 2028 (Note 5) approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At September 30, 2018 and December 31, 2017, the estimated fair value of the Company’s 5 7/8% senior notes (Note 5), based on their listed market values, was approximately $119.8 million and $324.7 million, respectively, compared to its carrying value of $115.8 million and $305.3 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

15.    SEGMENT REPORTING

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and nine months ended September 30, 2018 and 2017 and assets as of September 30, 2018 and December 31, 2017 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended September 30,	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
2018
Net sales	$545.5	$281.1	$1,164.5	$223.6	$2,214.7
Income from operations	32.5	12.6	108.6	17.6	171.3
Depreciation	17.4	7.2	26.4	4.0	55.0
Capital expenditures	8.6	7.0	30.3	2.8	48.7
2017
Net sales	$483.5	$273.5	$1,017.7	$211.6	$1,986.3
Income from operations	27.8	9.3	96.9	15.4	149.4
Depreciation	15.5	8.0	26.7	6.1	56.3
Capital expenditures	12.1	10.9	22.8	1.3	47.1

Nine Months Ended September 30,	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
2018
Net sales	$1,648.9	$682.8	$3,873.4	$554.7	$6,759.8
Income (loss) from operations	96.9	(20.7)	416.1	26.9	519.2
Depreciation	51.4	22.5	84.8	11.4	170.1
Capital expenditures	30.8	21.2	79.7	6.8	138.5
2017
Net sales	$1,344.9	$747.6	$3,179.7	$506.9	$5,779.1
Income from operations	54.4	14.5	330.7	23.2	422.8
Depreciation	45.4	22.7	83.4	13.7	165.2
Capital expenditures	43.2	31.0	59.3	5.9	139.4
Assets
As of September 30, 2018	$1,124.7	$730.9	$2,111.8	$508.8	$4,476.2
As of December 31, 2017	$1,064.1	$752.1	$2,074.4	$499.4	$4,390.0

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment income from operations	$171.3	$149.4	$519.2	$422.8
Corporate expenses	(33.5)	(27.1)	(99.4)	(82.6)
Stock compensation expense	(9.7)	(7.9)	(30.6)	(29.1)
Restructuring expenses	(1.5)	(3.0)	(10.1)	(8.5)
Amortization of intangibles	(15.3)	(14.3)	(49.2)	(41.5)
Consolidated income from operations	$111.3	$97.1	$329.9	$261.1

	September 30, 2018	December 31, 2017
Segment assets	$4,476.2	$4,390.0
Cash and cash equivalents	292.7	367.7
Investments in affiliates	419.2	409.0
Deferred tax assets, other current and noncurrent assets	643.8	614.6
Intangible assets, net	590.8	649.0
Goodwill	1,494.4	1,541.4
Consolidated total assets	$7,917.1	$7,971.7

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

At September 30, 2018, the Company has outstanding guarantees of indebtedness owed to third parties of approximately $28.9 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2022. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees historically have been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid. In addition, at September 30, 2018, the Company had accrued approximately $12.1 million of outstanding guarantees of minimum residual values that may be owed to its finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users.

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
In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through September 30, 2018, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $32.9 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Significant changes in the balance of contract assets and liabilities for the three and nine months ended as of September 30, 2018 were as follows (in millions):

Contract Assets
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018(1)
Balance at beginning of period	$11.3	$10.1
Additions for expected returns of replacement parts sold during the period	4.6	15.0
Transfer of returned replacement parts to inventory	(4.7)	(13.8)
Foreign currency translation	—	(0.1)
Balance as of September 30, 2018	$11.2	$11.2

Contract Liabilities
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018(1)
Balance at beginning of period	$101.9	$104.4
Advance consideration received	43.0	100.9
Accrual for expected reimbursement of replacement parts sold during the period	11.7	36.2
Revenue recognized during the period for extended warranty contracts	(7.2)	(19.9)
Revenue recognized during the period related to installation of grain storage and protein production systems	(32.3)	(80.9)
Replacement part settlements made during the period	(11.8)	(33.9)
Foreign currency translation	(0.5)	(2.0)
Balance as of September 30, 2018	$104.8	$104.8
____________________________________
(1) The beginning of the period is from the date of adoption of ASU 2014-09 or January 1, 2018.

The contract assets are classified as “Other current assets” and the contract liabilities are classified as either “Other current and noncurrent liabilities” or “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018 are $28.8 million in 2018, $20.7 million in 2019, $11.6 million in 2020, $5.9 million in 2021 and $1.8 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Disaggregated Revenue

Net sales for the three months ended September 30, 2018 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America(1)	Europe/Middle East(1)	Asia/Pacific/Africa(1)	Consolidated
Primary geographical markets:
United States	$430.6	$—	$—	$—	$430.6
Canada	82.3	—	—	—	82.3
South America	—	275.8	—	—	275.8
Germany	—	—	273.0	—	273.0
France	—	—	198.1	—	198.1
United Kingdom and Ireland	—	—	140.4	—	140.4
Finland and Scandinavia	—	—	172.8	—	172.8
Other Europe	—	—	375.7	—	375.7
Middle East and Algeria	—	—	4.5	—	4.5
Africa	—	—	—	32.0	32.0
Asia	—	—	—	104.4	104.4
Australia and New Zealand	—	—	—	87.2	87.2
Mexico, Central America and Caribbean	32.6	5.3	—	—	37.9
	$545.5	$281.1	$1,164.5	$223.6	$2,214.7

Major products:
Tractors	$168.3	$174.3	$775.5	$91.4	$1,209.5
Replacement parts	79.0	23.7	224.7	19.1	346.5
Grain storage and protein production systems	168.2	20.8	56.8	72.0	317.8
Combines	21.0	23.5	36.0	4.6	85.1
Application equipment	37.9	14.2	4.8	2.7	59.6
Other machinery	71.1	24.5	66.9	33.7	196.2
	$545.5	$281.1	$1,164.5	$223.6	$2,214.7

____________________________________

(1)	Rounding may impact summation of amounts.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Net sales for the nine months ended September 30, 2018 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America(1)	Europe/Middle East(1)	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$1,298.1	$—	$—	$—	$1,298.1
Canada	257.2	—	—	—	257.2
South America	—	670.0	—	—	670.0
Germany	—	—	950.6	—	950.6
France	—	—	644.9	—	644.9
United Kingdom and Ireland	—	—	453.5	—	453.5
Finland and Scandinavia	—	—	581.6	—	581.6
Other Europe	—	—	1,228.9	—	1,228.9
Middle East and Algeria	—	—	13.9	—	13.9
Africa	—	—	—	76.2	76.2
Asia	—	—	—	266.0	266.0
Australia and New Zealand	—	—	—	212.5	212.5
Mexico, Central America and Caribbean	93.6	12.8	—	—	106.4
	$1,648.9	$682.8	$3,873.4	$554.7	$6,759.8

Major products:
Tractors	$496.6	$429.3	$2,603.4	$240.8	$3,770.1
Replacement parts	237.5	67.3	687.9	54.7	1,047.4
Grain storage and protein production systems	450.1	50.2	149.6	176.1	826.0
Combines	48.7	63.6	109.1	7.2	228.6
Application equipment	146.0	25.2	14.1	13.7	199.0
Other machinery	270.0	47.1	309.4	62.2	688.7
	$1,648.9	$682.8	$3,873.4	$554.7	$6,759.8

____________________________________

(1)	Rounding may impact summation of amounts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS
For the three months ended September 30, 2018, we generated net income of $71.1 million, or $0.89 per share, compared to $60.7 million, or $0.76 per share, for the same period in 2017. For the first nine months 2018, we generated net income of $186.8 million, or $2.33, compared to net income of $142.1 million, or $1.77, for the same period in 2017.

Net sales during the three and nine months ended September 30, 2018 were $2,214.7 million and $6,759.8 million, which were approximately 11.5% and 17.0% higher than the same period in 2017, respectively, primarily due to the benefit of new acquisitions as well as net sales growth in our North America and Europe/Middle East (“EME”) regions.

Income from operations for the three months ended September 30, 2018 was $111.3 million compared to $97.1 million for the same period in 2017. Income from operations was $329.9 million for the nine months ended September 30, 2018 compared to $261.1 million for the same period in 2017. The increase in income from operations for the three and nine months was primarily the result of higher net sales and improved operating margins.

Regionally, income from operations in our EME region increased for the three and nine months ended September 30, 2018 compared to the same periods in 2017. The increase was primarily due to increased net sales and margin improvements, partially offset by higher engineering expenses. In our North American region, income from operations improved for the three and nine months ended September 30, 2018 as compared to the same periods in 2017. The impacts from higher net sales levels as well as the benefit of our Precision Planting acquisition, that was completed in September 2017, contributed to improvement in the region. Income from operations in our South American region increased for the three months ended September 30, 2018 compared to the same period in 2017, primarily driven by increased net sales and higher operating margins. Impacts of material cost inflation and transition costs associated with localizing newer product technology into our Brazilian factories contributed to the decline in income from operations for the nine months ended September 30, 2018 compared to the same period in 2017. The operating results in our Asia/ Pacific/Africa (“APA”) region were improved for the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to higher net sales and production levels.

Industry Market Conditions
Global farm equipment demand in the first nine months of 2018 was mixed across key markets with future demand dependent on factors such as commodity price development and government trade and farm support policy. Global crop production is expected to increase modestly from 2017, with robust harvests in North America offset by lower output in the European Union, parts of South America and Asia/Pacific due to dry conditions in those areas.

In North America, industry unit retail sales of utility and high horsepower tractors for the first nine months of 2018 increased by approximately 3% compared to the first nine months of 2017. Industry unit retail sales of combines for the first nine months of 2018 increased by approximately 13% compared to the first nine months of 2017. Retail sales strengthened in the row crop segment as farmers are replacing their equipment after years of weaker demand.

In Western Europe, industry unit retail sales of tractors for the first nine months of 2018 increased approximately 1% compared to the first nine months of 2017. Industry unit retail sales of combines for the first nine months of 2018 increased by approximately 17% compared to the first nine months of 2017. Sales improved across the markets of the United Kingdom, Scandinavia and Italy, partially offset by declines in France and Germany.

South America industry unit retail sales of tractors for the first nine months of 2018 decreased approximately 1% compared to the same period in 2017. Industry unit retail sales of combines for the first nine months of 2018 increased

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

approximately 7% compared to the first nine months of 2017. Industry demand in Brazil increased during the third quarter following an improvement in terms for the government’s financing programs. In addition, industry retail sales declined in Argentina due to weak economic conditions and lower harvest yields.

STATEMENTS OF OPERATIONS
Net sales for the three months ended September 30, 2018 were $2,214.7 million compared to $1,986.3 million for the same period in 2017. Net sales for the nine months ended September 30, 2018 were $6,759.8 million compared to $5,779.1 million for the same period in 2017. The following table sets forth, for the three and nine months ended September 30, 2018, the impacts to net sales of currency translation as well as from acquisitions by geographical segment (in millions, except percentages):

	Three Months Ended September 30,		Change		Change Due to Currency Translation		Change Due to Acquisitions
	2018	2017	$	%	$	%	$	%
North America	$545.5	$483.5	$62.0	12.8%	$(4.9)	(1.0)%	$15.4	3.2%
South America	281.1	273.5	7.6	2.8%	(83.0)	(30.3)%	4.7	1.7%
Europe/Middle East	1,164.5	1,017.7	146.8	14.4%	(21.1)	(2.1)%	23.2	2.3%
Asia/Pacific/Africa	223.6	211.6	12.0	5.7%	(9.0)	(4.3)%	6.1	2.9%
	$2,214.7	$1,986.3	$228.4	11.5%	$(118.0)	(5.9)%	$49.4	2.5%

	Nine Months Ended September 30,		Change		Change Due to Currency Translation		Change Due to Acquisitions
	2018	2017	$	%	$	%	$	%
North America	$1,648.9	$1,344.9	$304.0	22.6%	$5.6	0.4%	$107.7	8.0%
South America	682.8	747.6	(64.8)	(8.7)%	(129.3)	(17.3)%	12.6	1.7%
Europe/Middle East	3,873.4	3,179.7	693.7	21.8%	217.6	6.8%	104.1	3.3%
Asia/Pacific/Africa	554.7	506.9	47.8	9.4%	11.7	2.3%	12.6	2.5%
	$6,759.8	$5,779.1	$980.7	17.0%	$105.6	1.8%	$237.0	4.1%

Regionally, net sales in North America increased during the three and nine months ended September 30, 2018 compared to the same periods in 2017. The increase was a result of net sales growth of high horsepower tractors, hay tools and sprayers. In addition, the Precision Planting acquisition contributed net sales of approximately $97.2 million during the first nine months of 2018. In the EME region, net sales were higher during the three and nine months ended September 30, 2018 compared to the same periods in 2017. The increase was primarily due to sales growth in Germany, the United Kingdom and France as well as the positive impact from acquisitions and currency translation. Excluding the impact of negative translation impacts, net sales in South America increased during the three and nine months ended September 30, 2018 compared to the same periods in 2017, primarily due to sales growth in Brazil, partially offset by declines in Argentina. In the APA region, net sales increased during the three and nine months ended September 30, 2018 compared to the same periods in 2017, primarily driven by sales growth in Australia and Asia, as well as the impact of acquisitions. We estimate worldwide average price increases were approximately 2.0% and 1.3% during the three and nine months ended September 30, 2018, respectively, compared to the same prior year periods. Consolidated net sales of tractors and combines, which comprised close to 60% of our net sales, increased approximately 12% and 16%, respectively, for the three and nine months ended September 30, 2018 compared to the same periods in 2017. Unit sales of tractors and combines increased approximately 11% and 8%, respectively, for the three and nine months ended September 30, 2018 compared to the same periods in 2017. The difference between the unit sales change and the change in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended September 30,
	2018		2017
	$	% of Net Sales(1)	$	% of Net Sales(1)
Gross profit	$473.7	21.4%	$428.6	21.6%
Selling, general and administrative expenses	260.5	11.8%	233.2	11.7%
Engineering expenses	83.3	3.8%	80.1	4.0%
Restructuring expenses	1.5	0.1%	3.0	0.2%
Amortization of intangibles	15.3	0.7%	14.3	0.7%
Bad debt expense	1.8	0.1%	0.9	—%
Income from operations	$111.3	5.0%	$97.1	4.9%

	Nine Months Ended September 30,
	2018		2017
	$	% of Net Sales	$	% of Net Sales(1)
Gross profit	$1,458.0	21.6%	$1,234.3	21.4%
Selling, general and administrative expenses	796.9	11.8%	690.5	12.0%
Engineering expenses	267.2	4.0%	230.0	4.0%
Restructuring expenses	10.1	0.1%	8.5	0.1%
Amortization of intangibles	49.2	0.7%	41.5	0.7%
Bad debt expense	4.7	0.1%	2.7	—%
Income from operations	$329.9	4.9%	$261.1	4.5%

____________________________________

(1)	Rounding may impact summation of amounts.

Gross profit as a percentage of net sales was relatively flat for the three and nine months ended September 30, 2018 compared to the same periods in 2017. The improvement for the nine months ended September 30, 2018 compared to the same period in 2017 was due to benefits from pricing and higher production levels, offset by increased material costs and negative foreign exchange impacts. Production hours increased in both Europe and North America in response to increased demand in those regions during the three and nine months ended September 30, 2018. Overall, production hours increased on a global basis during both the three and nine months ended September 30, 2018 as compared to the same periods in 2017. We recorded approximately $0.8 million and $2.7 million of stock compensation expense within cost of goods sold during the three and nine months ended September 30, 2018, respectively, compared to approximately $0.8 million and $2.4 million for the comparable periods in 2017, as is more fully explained below and in Note 3 to our Condensed Consolidated Financial Statements.

Selling, general and administrative expenses (“SG&A expenses”) and engineering expenses combined for the three and nine months ended September 30, 2018 were slightly below as a percentage of net sales compared to the same periods in 2017. We recorded approximately $9.7 million and $30.6 million of stock compensation expense within SG&A expenses during the three and nine months ended September 30, 2018, respectively, compared to $7.9 million and $29.1 million during the same periods in 2017, as is more fully explained in Note 3 to our Condensed Consolidated Financial Statements. During the nine months ended September 30, 2017, we recorded approximately $4.8 million of accelerated stock compensation expense associated with a stock award declined by our Chief Executive Officer.

The restructuring expenses of $1.5 million and $10.1 million recorded during the three and nine months ended September 30, 2018, respectively, primarily related to severance and other related costs associated with the rationalization of certain manufacturing operations and administrative offices located in Europe, South America, China and the United States. Refer to Note 2 to our Condensed Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Interest expense, net was approximately $7.0 million and $38.5 million for the three and nine months ended September 30, 2018, respectively, compared to approximately $11.6 million and $33.6 million for the comparable periods in 2017. During the nine months ended September 30, 2018, we recorded approximately $15.7 million of a loss on the extinguishment of a portion of our 5 7/8% senior notes, partially offset by approximately $3.0 million of accelerated amortization of the deferred gain related to a terminated interest rate swap instrument associated with the senior notes. Refer to Note 5 to our Condensed Consolidated Financial Statements for further information.

Other expense, net was approximately $19.1 million and $57.8 million for the three and nine months ended September 30, 2018, respectively. Other expense, net was approximately $18.5 million and $49.2 million for the three and nine months ended September 30, 2017, respectively. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in other expense, net, were approximately $6.7 million and $24.2 million for the three and nine months ended September 30, 2018, respectively, compared to approximately $10.3 million and $27.5 million for the comparable periods in 2017. In addition, foreign exchange losses associated primarily with the significant devaluation of the Argentina peso contributed to the increase in other expense, net for the three and nine months ended September 30, 2018 compared to the same periods in 2017.

We have a wholly-owned subsidiary in Argentina that manufactures and distributes agricultural equipment and replacement parts within Argentina. As of June 30, 2018, on the basis of currently available data related to inflation indices and as a result of the devaluation of the Argentine peso relative to the United States dollar, the Argentinian economy was determined to be highly inflationary. A highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. In accordance with this designation and based on the guidance in ASC 830, “Foreign Currency Matters”, we changed the functional currency of our wholly-owned subsidiary from the Argentinian peso to the U.S. dollar effective July 1, 2018. For the three months ended September 30, 2018, our wholly-owned subsidiary in Argentina had net sales of approximately $21.3 million and total assets of approximately $110.7 million as of September 30, 2018. The monetary assets and liabilities denominated in the Argentine peso were approximately $25.2 million and approximately $11.0 million, respectively, as of September 30, 2018. The monetary assets and liabilities were remeasured based on current published exchange rates.

We recorded an income tax provision of approximately $23.9 million and $73.8 million for the three and nine months ended September 30, 2018, respectively, compared to $16.9 million and $64.9 million, respectively, for the comparable periods in 2017. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. Our effective tax rate for the three and nine months ended September 30, 2018 reflects the impact of a valuation allowance against our U.S. net deferred tax assets and accordingly, having no tax benefit against our U.S. losses.

Equity in net earnings of affiliates, which is primarily comprised of income from our finance joint ventures, was approximately $9.4 million and $26.3 million for the three and nine months ended September 30, 2018 compared to approximately $10.7 million and $30.8 million for the comparable periods in 2017. The decrease for the three and nine months ended September 30, 2018 as compared to the same periods in 2017 was primarily due to lower net earnings from our finance joint ventures. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations.

FINANCE JOINT VENTURES
Our AGCO Finance joint ventures provide both retail financing and wholesale financing to our dealers in the United States, Canada, Europe, Brazil, Argentina and Australia. The joint ventures are owned by AGCO and by a wholly owned subsidiary of Rabobank, a financial institution based in the Netherlands. The majority of the assets of the finance joint ventures consist of finance receivables. The majority of the liabilities consist of notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of September 30, 2018, our capital investment in the finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $377.8 million compared to $373.7 million as of December 31, 2017. The total finance portfolio in our finance joint ventures was approximately $8.8 billion as of both September 30, 2018 and December 31, 2017. The total finance portfolio as of September 30, 2018 included approximately $7.2 billion of retail receivables and $1.6 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2017 included approximately $7.3 billion of retail receivables and $1.5 billion of wholesale receivables from AGCO dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. For

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

the nine months ended September 30, 2018, our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Condensed Consolidated Statements of Operations, was $26.5 million compared to $30.7 million for the same period in 2017.

LIQUIDITY AND CAPITAL RESOURCES
Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our credit facility and accounts receivable sales agreement facilities. We believe that the following facilities, discussed below, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future (in millions):

September 30, 2018
1.056% Senior term loan due 2020	$231.6
Credit facility, expiring 2020	390.3
Senior term loans due 2021	115.8
5 7/8% Senior notes due 2021	115.8
Senior term loans due between 2019 and 2028	825.7
Other long-term debt	29.4
Debt issuance costs	(3.8)
$1,704.8

On October 17, 2018 we entered into a new credit facility agreement, consisting of a multi-currency revolving credit facility of $800.0 million. The maturity date of the new credit facility is October 17, 2023. Under the new credit facility agreement, our credit spread is based on our published long-term debt rating. Interest accrues on amounts outstanding under the credit facility, at our option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on our credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on our credit rating. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. We also have to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. In connection with the closing of the new credit facility in October 2018, we also repaid our outstanding €312.0 million ($361.3 million as of September 30, 2018) term loan under our previous revolving credit and term loan facility. We recorded approximately $0.9 million associated with the write-off of deferred debt issuance costs associated with the repayment. In addition, we recorded a loss of approximately $3.9 million related to the termination of our interest rate swap contract associated with the previous term loan facility.

In May 2018, we completed a cash tender offer to purchase any and all of our outstanding 5 7/8% senior notes at a cash purchase price of $1,077.50 per $1,000.00 of senior notes. As a result of the tender offer, we repurchased approximately $185.9 million of principal amount of our senior notes for approximately $200.3 million, plus accrued interest. The repurchase resulted in a loss on extinguishment of debt of approximately $15.7 million, including associated fees. We also recorded approximately $3.0 million of accelerated amortization of the deferred gain related to the terminated interest rate swap instrument associated with our senior notes. Both the loss on extinguishment and the accelerated amortization were reflected in “Interest expense, net,” for the nine months ended September 30, 2018.

In October 2018, we repurchased the remaining principal amount of our outstanding 5 7/8% senior notes of approximately $114.1 million for approximately $122.5 million, plus accrued interest. The repurchase resulted in a loss on extinguishment of debt of approximately $8.8 million, including associated fees. We also recorded approximately $1.7 of accelerated amortization of the deferred gain related to the terminated interest rate swap instrument associated with the senior notes discussed above. Both the loss on extinguishment and the accelerated amortization will be reflected in “Interest expense, net,” for the three months ended December 31, 2018.

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

Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of both September 30, 2018 and December 31, 2017, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.3 billion.

Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements are also without recourse to us. As of September 30, 2018 and December 31, 2017, these finance joint ventures had approximately $50.3 million and $41.6 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Cash Flows

Cash flows used in operating activities were approximately $4.0 million for the first nine months of 2018 compared to approximately $29.2 million for the first nine months of 2017. Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,129.9 million in working capital at September 30, 2018 as compared to $977.1 million at December 31, 2017 and $1,291.4 million at September 30, 2017. Accounts receivable and inventories, combined, at September 30, 2018 were $202.2 million higher than at December 31, 2017 and $18.1 million lower than at September 30, 2017, respectively. Excluding the negative impact of currency translation, inventories increased as of September 30, 2018 compared to September 30, 2017 as a result of supplier constraint impacts, acquisition impacts and higher production.

Capital expenditures for the first nine months of 2018 were $138.5 million compared to $139.4 million for the same period of 2017. We anticipate that capital expenditures for the full year of 2018 will be approximately $250.0 million and will be used primarily to support the development and enhancement of new and existing products, upgrade our system capabilities and improve our factory productivity.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 38.1% and 35.7% at September 30, 2018 and December 31, 2017, respectively.

Share Repurchase Program

During the nine months ended September 30, 2018, through open market transactions, we repurchased 534,403 shares of our common stock for approximately $34.3 million at an average price paid of $64.14 per share. Repurchased shares were retired on the date of purchase, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within our Condensed Consolidated Balance Sheets.
During the three months ended September 30, 2018, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase an aggregate of $50.0 million of shares of our common stock. We received approximately 638,978 shares during the three months ended September 30, 2018 related to the ASR agreement. The specific number of shares we ultimately repurchased was determined at the completion of the term of the ASR based on the daily volume-weighted average share price of our common stock less an agreed upon discount. Upon settlement of the ASR, we were entitled to receive additional shares of common stock or, under certain circumstances, were required to remit a settlement amount. In October 2018, we received an additional 197,848 shares of common stock upon final settlement of the ASR. All

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

shares received under the ASR were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within our Condensed Consolidated Balance Sheets.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
We are party to a number of commitments and other financial arrangements, which may include “off-balance sheet” arrangements. At September 30, 2018, we have outstanding guarantees of indebtedness owed to third parties of approximately $28.9 million, primarily related to dealer and end-user financing of equipment. We also sell a majority of our wholesale receivables in North America, Europe and Brazil to our U.S., Canadian, European and Brazilian finance joint ventures. At September 30, 2018, we had outstanding designated and non-designated foreign currency contracts with a gross notional amount of approximately $1,442.2 million. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 10, 12 and 16 to our Condensed Consolidated Financial Statements, for further discussion of these matters.

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

OUTLOOK
Our net sales in 2018 are expected to increase compared to 2017, primarily due to the impact of improved net sales volumes, pricing and acquisition-related sales. Income from operations and net income are expected to be above 2017 levels due to the impact of higher net sales as well as margin improvement.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

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

We have joint ventures in the Netherlands and Russia with an entity that currently is operating under a time-limited general license from the U.S. Department of the Treasury authorizing the maintenance or wind down of operations and existing

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

contracts. In the event that the license expires without further relief being granted or without other authorization from the U.S. Department of the Treausry, we may no longer be able to continue the joint ventures’ commercial operations and we would be required to assess the fair value of certain assets related to the joint ventures for potential impairment.

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

Foreign Currency Risk Management
For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2017. As of the third quarter of 2018, there has been no material change in our exposure to market risks.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2018, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 16 to our Condensed Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
July 1, 2018 through July 31, 2018	—	$—	—	$297.1
August 1, 2018 through August 31, 2018(2)	638,978	$62.60	638,978	$247.1
September 1, 2018 through September 30, 2018	—	$—	—	$247.1
Total	638,978	$62.60	638,978	$247.1

(1) The remaining authorized amount to be repurchased is $247.1 million, of which $215.7 million expires in December 2019 and $31.4 million has no expiration date.
(2) In August 2018, we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase $50.0 million of our common stock. The ASR agreement resulted in the initial delivery of 638,978 shares of our common stock, representing approximately 80% of the shares expected to repurchased in connection with the transaction. In October 2018, the remaining 197,848 shares under the ASR agreement were delivered. The average price paid per share related to the ASR agreement reflected in the table above was derived using the fair market value of the shares on the date the initial 638,978 shares were delivered. The amount that may yet be purchased under our share repurchase programs, as presented in the above table, was reduced by the entire $50.0 million payment related to the ASR agreement. Refer to Note 11 of our Condensed Consolidated Financial Statements for a further discussion of this matter.

ITEM 6.	EXHIBITS
(The Company is not filing, under Item 4, instruments defining the rights of holders of long-term debt where the debt does not exceed 10% of the Company’s total assets.  The Company agrees to furnish copies of those instruments to the Commission upon request.)

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation

10.1	Credit Agreement dated as of October 17, 2018	Filed herewith

31.1	Certification of Martin Richenhagen	Filed herewith

31.2	Certification of Andrew H. Beck	Filed herewith

32.1	Certification of Martin Richenhagen and Andrew H. Beck	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 8, 2018	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Lara T. Long
Lara T. Long Vice President, Chief Accounting Officer (Principal Accounting Officer)