Form 10-K
period 2018-12-31
AGCO CORP /DE
filed 2019-03-01
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
For the fiscal year ended December 31, 2018
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
Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K will not be contained in a definitive proxy statement, portions of which are incorporated by reference into Part III of this Form 10-K.
AGCO Corporation has submitted electronically every Interactive Data File for the periods required to be submitted pursuant to Rule 405 of Regulation S-T.
The aggregate market value of AGCO Corporation’s Common Stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2018 was approximately $4.0 billion. For this purpose, directors and officers and the entities that they control have been assumed to be affiliates. As of February 22, 2019, 76,512,465 shares of AGCO Corporation’s Common Stock were outstanding.
AGCO Corporation is a large accelerated filer and is not a shell company.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of AGCO Corporation’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.        Business

AGCO Corporation (“AGCO,” “we,” “us,” or the “Company”) was incorporated in Delaware in April 1991. Our executive offices are located at 4205 River Green Parkway, Duluth, Georgia 30096, and our telephone number is (770) 813-9200. Unless otherwise indicated, all references in this Form 10-K to the Company include our subsidiaries.

General

We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment, seeding and tillage equipment, implements, and grain storage and protein production systems. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brands, including Challenger®, Fendt®, GSI®, Massey Ferguson® and Valtra®. We distribute most of our products through approximately 4,050 independent dealers and distributors in approximately 140 countries. In addition, we also provide retail and wholesale financing through our finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., which we refer to as “Rabobank.”

Products

The following table sets forth a description of the Company’s products and their percentage of net sales:

			Percentage of Net Sales
Product		Product Description	2018(1)	2017	2016
Tractors	•	High horsepower tractors (100 to 650 horsepower); typically used on large acreage farms, primarily for row crop production, soil cultivation, planting, land leveling, seeding and commercial hay operations.	57%	57%	57%
	•	Utility tractors (40 to 100 horsepower); typically used on small- and medium-sized farms and in specialty agricultural industries, including dairy, livestock, orchards and vineyards
	•	Compact tractors (under 40 horsepower); typically used on small farms and specialty agricultural industries, as well as for landscaping, equestrian and residential uses
Replacement Parts	•	Replacement parts for all of the products we sell, including products no longer in production. Most of our products can be economically maintained with parts and service for a period of ten to 20 years. Our parts inventories are maintained and distributed through a network of master and regional warehouses throughout North America, South America, Europe, Africa, China and Australia in order to provide timely response to customer demand for replacement parts	14%	16%	16%
Grain Storage and Protein Production Systems	•	Grain storage bins and related drying and handling equipment systems; seed-processing systems; swine and poultry feed storage and delivery, ventilation and watering systems; and egg production systems and broiler production equipment	10%	13%	12%
Hay Tools and Forage Equipment, Implements & Other Equipment	•	Round and rectangular balers, loader wagons, self-propelled windrowers, forage harvesters, disc mowers, spreaders, rakes, tedders, and mower conditioners; used for the harvesting and packaging of vegetative feeds used in the cattle, dairy, horse and renewable fuel industries	12%	7%	7%
	•
Implements, including disc harrows, which cut through crop residue, leveling seed beds and mixing chemicals with the soils; heavy tillage, which break up soil and mix crop residue into topsoil, with or without prior discing; field cultivators, which prepare a smooth seed bed and destroy weeds; and drills, which are primarily used for small grain seeding

	•	Planters and other planting equipment; used to plant seeds and apply fertilizer in the field, typically used for row crops
	•	Other equipment, including loaders; used for a variety of tasks, including lifting and transporting hay crops
Combines	•	Combines, sold with a variety of threshing technologies and complemented by a variety of crop-harvesting heads; typically used in harvesting grain crops such as corn, wheat, soybeans and rice	3%	4%	4%
Application Equipment	•	Self-propelled, three- and four-wheeled vehicles and related equipment; for use in the application of liquid and dry fertilizers and crop protection chemicals both prior to planting crops (“pre-emergence”) and after crops emerge from the ground (“post-emergence”)	3%	3%	4%
____________________________________
(1) The summation of these individual percentages does not total due to rounding.

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

In some countries, we utilize associates and licensees to provide a distribution channel for our products and a source of low-cost production for certain Massey Ferguson and Valtra products. Associates are entities in which we have an ownership interest, most notably in India. Licensees are entities in which we have no ownership interest. The associate or licensee generally has the exclusive right to produce and sell Massey Ferguson or Valtra equipment in its licensed territory under such tradenames, but may not sell these products outside the licensed territory. We generally license certain technology to these licensees and associates, and we may sell them certain components used in local manufacturing operations.

	Independent Dealers and Distributors	Percent of Net Sales
Geographical region	2018	2018(1)	2017	2016
Europe	1,500	57%	53%	53%
North America	1,875	23%	23%	24%
South America	250	10%	13%	12%
Rest of World (2)	425	9%	11%	11%
____________________________________
(1) The summation of these individual percentages does not total due to rounding.
(2) Consists of approximately 57 countries in Africa, the Middle East, Australia and Asia.

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

Manufacturing and Suppliers

Manufacturing and Assembly

We manufacture and assemble our products in 48 locations worldwide, including six locations where we operate joint ventures. Our locations are intended to optimize capacity, technology or local costs. Furthermore, we continue to balance our manufacturing resources with externally-sourced machinery, components and/or replacement parts to enable us to better control costs, inventory levels and our supply of components. We believe that our manufacturing facilities are sufficient to meet our needs for the foreseeable future. Please refer to Item 2, “Properties,” where a listing of our principal manufacturing locations is presented.

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

Wholesale Financing

Primarily in the United States and Canada, we engage in the standard industry practice of providing dealers with floor plan payment terms for their inventories of farm equipment for extended periods, generally through our AGCO Finance joint ventures. The terms of our wholesale finance agreements with our dealers vary by region and product line, with fixed payment schedules on all sales, generally ranging from one to 12 months. In the United States and Canada, dealers typically are not required to make an initial down payment, and our terms allow for an interest-free period generally ranging from one to 12 months, depending on the product. Amounts due from sales to dealers in the United States and Canada are immediately due upon a retail sale of the underlying equipment by the dealer, with the exception of sales of grain storage and protein production systems, as discussed further below. If not previously paid by the dealer, installment payments generally are required beginning after the interest-free period with the remaining outstanding equipment balance generally due within 12 months after shipment.

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

Sales of grain storage and protein production systems both in the United States and in other countries generally are payable within 30 days of shipment. In certain countries, sales of such systems for which the Company is responsible for construction or installation may be contingent upon customer acceptance. Payment terms vary by market and product, with fixed payment schedules on all sales.

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

Intellectual Property

We own and have licenses to the rights under a number of domestic and foreign patents, trademarks, trade names and brand names relating to our products and businesses. We defend our patent, trademark and trade and brand name rights primarily by monitoring competitors’ machines and industry publications and conducting other investigative work. We consider our intellectual property rights, including our right to use our trade and brand names, important in the operation of our businesses. However, we do not believe we are dependent on any single patent, trademark, trade name, brand name or group of patents or trademarks, trade names or brand names. We intend to maintain the separate strengths and identities of our core brand names and product lines.

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

The engines manufactured by our AGCO Power engine division, which specializes in the manufacturing of non-road engines in the 75 to 600 horsepower range, currently comply with emissions standards and related requirements set by European, Brazilian and U.S. regulatory authorities, including both the United States Environmental Protection Agency and various state authorities. We expect to meet future emissions requirements through the introduction of new technology to our engines and exhaust after-treatment systems, as necessary. In some markets (such as the United States), we must obtain governmental environmental approvals in order to import our products, and these approvals can be difficult or time-consuming to obtain or may not be obtainable at all. For example, our AGCO Power engine division and our engine suppliers are subject to air quality standards, and production at our facilities could be impaired if AGCO Power and these suppliers are unable to timely respond to any changes in environmental laws and regulations affecting engine emissions, including the emissions of greenhouse gases ("GHG"). Compliance with environmental and safety regulations has added, and will continue to add, to the cost of our products and increase the capital-intensive nature of our business.

Climate change, as a result of emissions of GHG, is a significant topic of discussion and may generate U.S. and other regulatory responses. It is impracticable to predict with any certainty the impact on our business of climate change or the regulatory responses to it, although we recognize that they could be significant. The most direct impacts are likely to be an increase in energy costs, which would increase our operating costs (through increased utility and transportation costs) and an increase in the costs of the products we purchase from others. In addition, increased energy costs for our customers could impact demand for our equipment. It is too soon for us to predict with any certainty the ultimate impact of additional regulation, either directionally or quantitatively, on our overall business, results of operations or financial condition.

Regulation and Government Policy

Domestic and foreign political developments and government regulations and policies directly affect the agricultural industry and indirectly affect the agricultural equipment business in the United States and abroad. The application, modification or adoption of laws, regulations or policies could have an adverse effect on our business.

We have manufacturing facilities or other physical presence in approximately 32 countries and sell our products in approximately 140 countries. This subjects us to a range of trade, product, foreign exchange, employment, tax and other laws and regulations, in addition to the environmental regulations discussed previously, in a significant number of jurisdictions. Many jurisdictions and a variety of laws regulate the contractual relationships with our dealers. These laws impose substantive standards on the relationships between us and our dealers, including events of default, grounds for termination, non-renewal of dealer contracts and equipment repurchase requirements. Such laws could adversely affect our ability to terminate our dealers.

In addition, each of the jurisdictions within which we operate or sell products has an important interest in the success of its agricultural industry and the consistency of the availability of reasonably priced food sources. These interests result in active political involvement in the agricultural industry, which, in turn, can impact our business in a variety of ways.

Employees

As of December 31, 2018, we employed approximately 21,200 employees, including approximately 4,700 employees in the United States and Canada. A majority of our employees at our manufacturing facilities, both domestic and international, are represented by collective bargaining agreements and union contracts with terms that expire on varying dates. We currently do not expect any significant difficulties in renewing these agreements.

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

These reports are made available on our website as soon as practicable after they are filed with the Securities and Exchange Commission (“SEC”). The SEC also maintains a website (www.sec.gov) that contains our reports and other information filed with the SEC.
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

In addition, in the event of any waivers of our Global Code of Conduct, those waivers will be available under the heading “Corporate Governance” of our website. None of these materials, including the other materials available on our website, is incorporated by reference into this Form 10-K unless expressly provided.

Item 1A.    Risk Factors

We make forward-looking statements in this report, in other materials we file with the SEC or otherwise release to the public and on our website. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Statements, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” concerning our future operations, prospects, strategies, products, manufacturing facilities, legal proceedings, financial condition, financial performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs or expectations, net sales, industry conditions, currency translation impacts, market demand, farm incomes, weather conditions, commodity prices, general economic conditions, availability of financing, working capital, capital expenditures, debt service requirements, margins, production volumes, cost reduction initiatives, investments in product development, compliance with financial covenants, support from lenders, recovery of amounts under guarantee, uncertain income tax provisions, funding of our pension and postretirement benefit plans, or realization of net deferred tax assets, are forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, among others, those set forth below and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, or likely to become material, that could cause actual results to differ materially from our expectations.

These risks could impact our business in a number of ways, including by negatively impacting our future results of operations, cash flows and financial condition. For simplicity, below we collectively refer to these impacts as our “performance.”

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Our financial results depend entirely upon the agricultural industry, and factors that adversely affect the agricultural industry generally, including declines in the general economy, increases in farm input costs, weather conditions, lower commodity prices and changes in the availability of financing for our dealers and their retail customers, will adversely affect us.

Our success depends entirely on the vitality of the agricultural industry. Historically, the agricultural industry has been cyclical and subject to a variety of economic and other factors. Sales of agricultural equipment, in turn, is also cyclical and generally are related to the economic health of the agricultural industry. The health of the agricultural industry is affected by numerous factors, including farm income, farm input costs, land values and debt levels, all of which are influenced by levels of commodity prices, acreage planted, crop yields, agricultural product demand (including crops used as renewable energy sources), government policies and government subsidies. Sales also are influenced by economic conditions, interest rate and exchange rate levels, and the availability of financing for retail customers, including financing subsidies to farmers. Trends in the industry, such as farm consolidations, may affect the agricultural equipment market. In addition, weather conditions, such as floods, heat waves or droughts, and pervasive livestock or crop diseases can affect farmers’ buying decisions. Downturns in the agricultural industry due to these or other factors, which could vary by market, are likely to result in decreases in demand for agricultural equipment, which would adversely affect our sales, growth, results of operations and financial condition. Moreover, the unpredictable nature of many of these factors and the resulting volatility in demand make it difficult for us to accurately predict sales and optimize production. This, in turn, can result in higher costs, including inventory carrying costs and underutilized manufacturing capacity. During previous downturns in the farm sector, we experienced significant and prolonged declines in our performance, and we expect our business to remain subject to similar market fluctuations in the future.

The agricultural equipment industry is highly seasonal, and seasonal fluctuations significantly impact our performance.

The agricultural equipment business is highly seasonal, which causes our quarterly results and our cash flow to fluctuate during the year. Farmers generally purchase agricultural equipment in the Spring and Fall in conjunction with the major planting and harvesting seasons. In addition, the fourth quarter typically is a significant period for retail sales because of year-end tax planning considerations, the increase in availability of funds from completed harvests and the timing of dealer incentives. Our net sales and income from operations historically have been the lowest in the first quarter and have increased in subsequent quarters as dealers anticipate increased retail sales in subsequent quarters.

Most of our sales depend on the availability of retail customers obtaining financing, and any disruption in their ability to obtain financing, whether due to economic downturns or otherwise, will result in the sale of fewer products by us. In addition, the collectability of receivables that are created from our sales, as well as from such retail financing, is critical to our business.

Most retail sales of our products are financed, either by AGCO Finance joint ventures or by a bank or other private lender. Our AGCO Finance joint ventures, which are controlled by Rabobank and are dependent upon Rabobank for financing as well, finance approximately 40% to 50% of the retail sales of our tractors and combines in the markets where the joint ventures operate. Any difficulty by Rabobank in continuing to provide that financing, or any business decision by Rabobank as the controlling member not to fund the business or particular aspects of it (for example, a particular country or region), would require the joint ventures to find other sources of financing (which may be difficult to obtain) or would require us to find other sources of retail financing for our dealers and their retail customers, or our dealers and their retail customers would be required to utilize other retail financing providers. In an economic downturn, we expect that financing for capital equipment purchases generally would become more difficult or more expensive to obtain. To the extent that financing is not available, or available only at unattractive prices, our sales would be negatively impacted.

Both AGCO and our AGCO Finance joint ventures have substantial accounts receivable from dealers and retail customers, and we both would be adversely impacted if the collectability of these receivables was not consistent with historical experience. This collectability is dependent on the financial strength of the farm industry, which in turn is dependent upon the general economy and commodity prices, as well as several of the other factors discussed in this “Risk Factors” section. In addition, the AGCO Finance joint ventures may experience credit losses that exceed expectations and adversely affect their financial condition and results of operations. The finance joint ventures may also experience residual value losses that exceed expectations caused by lower pricing for used equipment and higher than expected returns at lease maturity. To the extent that defaults and losses are higher than expected, our equity in the net earnings of the finance joint ventures would be less, or there could be losses, which could materially impact our performance.

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

As both we and our competitors continuously introduce new products or refine versions of existing products, we cannot predict the level of market acceptance or the amount of market share our new products will achieve. We have experienced delays in the introduction of new products in the past, and we may experience delays in the future. Any delays or other problems with our new product launches will adversely affect our performance. In addition, introducing new products can result in decreases in revenues from our existing products. Consistent with our strategy of offering new products and product refinements, we expect to make substantial investments in product development and refinement. We may need more funding for product development and refinement than is readily available, which could adversely affect our business.

Our expansion plans in emerging markets entail significant risks.

Our strategy includes establishing a greater manufacturing and/or marketing presence in emerging markets such as China, Africa and Russia. In addition, we have been expanding our use of component suppliers in these markets. As we progress with these efforts, it will involve a significant investment of capital and other resources and entail various risks. These include risks attendant to obtaining necessary governmental approvals and the construction of the facilities in a timely manner and within cost estimates, the establishment of supply channels, the commencement of efficient manufacturing operations, and, ultimately, the acceptance of the products by retail customers. While we expect the expansion to be successful, should we encounter difficulties involving these or similar factors, it may not be as successful as we anticipate.

We face significant competition, and, if we are unable to compete successfully against other agricultural equipment manufacturers, we will lose dealers and their retail customers and our net sales and profitability will decline.

The agricultural equipment business is highly competitive, particularly in our major markets. Our two key competitors, Deere & Company and CNH Industrial N.V., are substantially larger than we are and have greater financial and other resources. In addition, in some markets, we compete with smaller regional competitors with significant market share in a single country or group of countries. Our competitors may substantially increase the resources devoted to the development and marketing, including discounting, of products that compete with our products. In addition, competitive pressures in the agricultural equipment business may affect the market prices of new and used equipment, which, in turn, may adversely affect our performance.

We maintain an independent dealer and distribution network in the markets where we sell products. The financial and operational capabilities of our dealers and distributors are critical to our ability to compete in these markets. In addition, we compete with other manufacturers of agricultural equipment for dealers. If we are unable to compete successfully against other agricultural equipment manufacturers, we could lose dealers and their retail customers and performance may decline.

Rationalization or restructuring of manufacturing facilities, and plant expansions and system upgrades at our manufacturing facilities, may cause production capacity constraints and inventory fluctuations.

The rationalization of our manufacturing facilities has at times resulted in, and similar rationalizations or restructurings in the future may result in, temporary constraints upon our ability to produce the quantity of products necessary to fill orders and thereby complete sales in a timely manner. In addition, system upgrades at our manufacturing facilities that impact ordering, production scheduling, manufacturing and other related processes are complex, and could impact or delay production. A prolonged delay in our ability to fill orders on a timely basis could affect customer demand for our products and increase the size of our product inventories, causing future reductions in our manufacturing schedules and adversely affecting our performance. Moreover, our continuous development and production of new products often involves the retooling of existing manufacturing facilities. This retooling may limit our production capacity at certain times in the future, which could adversely affect our performance. In addition, the expansion and reconfiguration of existing manufacturing facilities, as well as the start-up of new manufacturing operations in emerging markets, such as China and Russia, could increase the risk of production delays, as well as require significant investments.

We depend on suppliers for components, parts and raw materials for our products, and any failure by our suppliers to provide products as needed, or by us to promptly address supplier issues, will adversely impact our ability to timely and efficiently manufacture and sell products. We also are subject to raw material price fluctuations, which can adversely affect our manufacturing costs.

Our products include components and parts manufactured by others. As a result, our ability to timely and efficiently manufacture existing products, to introduce new products and to shift manufacturing of products from one facility to another depends on the quality of these components and parts and the timeliness of their delivery to our facilities. At any particular time, we depend on many different suppliers, and the failure by one or more of our suppliers to perform as needed will result in fewer products being manufactured, shipped and sold. If the quality of the components or parts provided by our suppliers is less than required and we do not recognize that failure prior to the shipment of our products, we will incur higher warranty costs. The timely supply of component parts for our products also depends on our ability to manage our relationships with suppliers, to identify and replace suppliers that fail to meet our schedules or quality standards, and to monitor the flow of components and accurately project our needs. The shift from our existing suppliers to new suppliers, including suppliers in emerging markets, also may impact the quality and efficiency of our manufacturing capabilities, as well as warranty costs.

Changes in the prices of certain raw materials, components and parts could result in production disruptions or increased costs and lower profits on the sale of our products. Changes in the availability and price of these raw materials, components and parts, which have fluctuated significantly in the past and are more likely to fluctuate during times of economic volatility, as well as regulatory instability or change in tariffs, can significantly increase the costs of production. This, in turn, could have a material negative effect on performance, particularly if, due to pricing considerations or other factors, we are unable to recover the increased costs through pricing from our dealers.

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

A majority of our sales are derived from sales outside the United States. The foreign countries in which our sales are the greatest are Germany, France, Brazil, the United Kingdom, Finland and Canada. In addition, we have significant manufacturing operations in France, Germany, Brazil, Italy and Finland and have established manufacturing operations in emerging markets, such as China. Many of our sales involve products that are manufactured in one country and sold in a different country and therefore, our results of operations and financial condition will be adversely affected by adverse changes in laws, taxes and tariffs, trade restrictions, economic conditions, labor supply and relations, political conditions and governmental policies of the countries in which we conduct business. Our business practices in these foreign countries generally must comply with U.S. law, including limitations on where and to whom we may sell products and the Foreign Corrupt Practices Act (“FCPA”). We have a compliance program in place designed to reduce the likelihood of potential violations of these laws, but it is difficult to identify and prevent violations. Significant violations could subject us to fines and other penalties as well as increased compliance costs. Some of our international operations also are, or might become, subject to various risks that are not present in domestic operations, including restrictions on dividends and the repatriation of funds. Foreign developing markets may present special risks, such as unavailability of financing, inflation, slow economic growth, price controls and difficulties in complying with U.S. regulations.

Domestic and foreign political developments and government regulations and policies directly affect the international agricultural industry, which affects the demand for agricultural equipment. If demand for agricultural equipment declines, our performance will be adversely affected. The application, modification or adoption of laws, regulations, trade agreements or policies adversely affecting the agricultural industry, including the imposition of import and export duties and quotas, expropriation and potentially burdensome taxation, could have an adverse effect on our business. Trade restrictions, including potential withdrawal from or modification of existing trade agreements, negotiation of new trade agreements, and imposition of new (and retaliatory) tariffs against certain countries or covering certain products, could limit our ability to capitalize on current and future growth opportunities in the international markets in which we operate and impair our ability to expand our business by offering new technologies, products and services. These changes also can impact the cost of the products we manufacture, including the cost of steel. These trade restrictions and changes in, or uncertainty surrounding, global trade policy may affect our competitive position.

The health of the agricultural industry and the ability of our international dealers and retail customers to operate their businesses, in general, are affected by domestic and foreign government programs that provide economic support to farmers. As a result, farm income levels and the ability of farmers to obtain advantageous financing and other protections would be reduced to the extent that any such programs are curtailed or eliminated. Any such reductions likely would result in a decrease in demand for agricultural equipment. For example, a decrease or elimination of current price protections for commodities or of subsidy payments for farmers in the European Union, the United States, Brazil or elsewhere in South America could negatively impact the operations of farmers in those regions, and, as a result, our sales may decline if these farmers delay, reduce or cancel purchases of our products. In emerging markets, some of these (and other) risks can be greater than they might be elsewhere. In addition, in some cases, the financing provided by our joint ventures with Rabobank or by others is supported by a government subsidy or guarantee. The programs under which those subsidies and guarantees are provided generally are of limited duration and subject to renewal and contain various caps and other limitations. In some markets, for example Brazil, this support is quite significant. In the event the governments that provide this support elect not to renew these programs, and were financing not available on reasonable terms, whether through our joint ventures or otherwise, our performance would be negatively impacted.

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

Brexit and political uncertainty in the United Kingdom and the European Union could disrupt our operations and adversely affect our performance.

We have significant operations in the United Kingdom. The United Kingdom’s intention to exit from the European Union, or Brexit, has caused significant political uncertainty in both the United Kingdom and the European Union. The impact of Brexit and the resulting turmoil on the political and economic future of the United Kingdom and the European Union is uncertain, and we may be adversely affected in ways we cannot currently anticipate. The ultimate effects of Brexit will depend on any agreements the United Kingdom makes to retain access to the European Union markets, and vice versa, either during a transitional period or more permanently. Brexit also may result in significant changes in the British regulatory environment, which would likely increase our compliance costs. We may find it more difficult to conduct business in the United Kingdom and the European Union, as Brexit may result in increased regulatory complexity, increased restrictions on the movement of capital, goods and personnel. Depending on the outcome of negotiations between the United Kingdom and the European Union regarding the terms of Brexit, we may decide to relocate or otherwise alter certain of our European or United Kingdom operations to respond to the new business, legal, regulatory, tax and trade environments. Brexit may adversely affect our relationships with our dealers and their retail customers, suppliers and employees and our performance could be adversely affected.

We can experience substantial and sustained volatility with respect to currency exchange rates and interest rates, which can adversely affect our reported results of operations and the competitiveness of our products.

We conduct operations in a variety of currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. In addition, we are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we denominate sales and to risks associated with translating the financial statements of our foreign subsidiaries from local currencies into United States dollars. Similarly, changes in interest rates affect us by increasing or decreasing borrowing costs and finance income. Our most significant transactional foreign currency exposures are the Euro, the Brazilian real and the Canadian dollar in relation to the United States dollar, and the Euro in relation to the British pound. Where naturally offsetting currency positions do not occur, we attempt to manage these risks by economically hedging some, but not necessarily all, of our exposures through the use of foreign currency forward exchange or option contracts. As with all hedging instruments, there are risks associated with the use of foreign currency forward exchange or option contracts, interest rate swap agreements and other risk management contracts. While the use of such hedging instruments provides us with protection for a finite period of time from certain fluctuations in currency exchange and interest rates, when we hedge we forego part or all the benefits that might result from favorable fluctuations in currency exchange and interest rates. In addition, any default by the counterparties to these transactions could adversely affect us. Despite our use of economic hedging transactions, currency exchange rate or interest rate fluctuations may adversely affect our performance.

In July 2017, the Financial Conduct Authority in the UK, the governing body responsible for regulating the London Interbank Offered Rate (“LIBOR”), announced that it no longer will compel or persuade financial institutions and panel banks to make LIBOR submissions after 2021. This decision is expected to result in the end of the use of LIBOR as a reference rate for commercial loans and other indebtedness. We have both LIBOR-denominated and EURIBOR-denominated indebtedness or derivative instruments. The transition to alternatives to LIBOR could be modestly disruptive to the credit markets, and while we do not believe that the impact would be material to us, we do not have insight into what the impacts might be.

We are subject to extensive environmental laws and regulations, including increasingly stringent engine emissions standards, and our compliance with, or our failure to comply with, existing or future laws and regulations could delay production of our products or otherwise adversely affect our business.

We are subject to increasingly stringent environmental laws and regulations in the countries in which we operate. These regulations govern, among other things, emissions into the air, discharges into water, the use, handling and disposal of hazardous substances, waste disposal and the remediation of soil and groundwater contamination. Our costs of complying with these or any other current or future environmental regulations may be significant. For example, several countries have adopted more stringent environmental regulations regarding emissions into the air, and it is possible that new emissions-related legislation or regulations will be adopted in connection with concerns regarding GHG. The regulation of GHG emissions from certain stationary or mobile sources could result in additional costs to us in the form of taxes or emission allowances, facilities improvements and energy costs, which would increase our operating costs through higher utility, transportation and materials costs. Increased input costs, such as fuel and fertilizer, and compliance-related costs also could impact retail customer operations and demand for our equipment. Because the impact of any future GHG legislative, regulatory or product standard requirements on our global businesses and products is dependent on the timing and design of mandates or standards, we are unable to predict its potential impact at this time.

In addition, we may be subject to liability in connection with properties and businesses that we no longer own or operate. We may be adversely impacted by costs, liabilities or claims with respect to our operations under existing laws or those that may be adopted in the future that could apply to both future and prior conduct. If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions, or we may not be able to sell our products and, therefore, our performance could be adversely affected.

In addition, the products that we manufacture or sell, particularly engines, are subject to increasingly stringent environmental regulations, including those that limit GHG emissions. As a result, on an ongoing basis we incur significant engineering expenses and capital expenditures to modify our products to comply with these regulations. Further, we may experience production delays if we or our suppliers are unable to design and manufacture components for our products that comply with environmental standards. For instance, as we are required to meet more stringent engine emission reduction standards that are applicable to engines we manufacture or incorporate into our products, we expect to meet these requirements through the introduction of new technology to our products, engines and exhaust after-treatment systems, as necessary. Failure to meet such requirements could materially affect our business and results of operations.

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

We have significant pension obligations with respect to our employees, and our cash flow available for other purposes may be adversely affected in the event that payments became due under any pension plans that are unfunded or underfunded. Declines in the market value of the securities used to fund these obligations will result in increased pension expense in future periods.

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plans. To the extent that our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. In addition, since the assets that we already have provided to fund these obligations are invested in debt instruments and other securities, the value of these assets varies due to market factors. Historically, these fluctuations have been significant and sometimes adverse, and there can be no assurances that they will not be significant or adverse in the future. We are also subject to laws and regulations governing the administration of our pension plans in certain countries, and the specific provisions, benefit formulas and related interpretations of such laws, regulations and provisions can be complex. Failure to properly administer the provisions of our pension plans and comply with applicable laws and regulations could have an adverse impact to our results of operations. As of December 31, 2018, we had substantial unfunded or underfunded obligations related to our pension and other postretirement health care benefits. See the notes to our Consolidated Financial Statements contained in Item 8 for more information regarding our unfunded or underfunded obligations.

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

In addition, we use a broad range of technology in our products. We developed some of this technology, we license some of this technology from others, and some of the technology is embedded in the components and parts that we purchase from suppliers. From time-to-time, third parties make claims that the technology that we use violates their patent rights. While to date none of these claims have been significant, we cannot provide any assurances that there will not be significant claims in the future or that currently existing claims will not prove to be more significant than anticipated.

We have a substantial amount of indebtedness, and, as a result, we are subject to certain restrictive covenants and payment obligations that may adversely affect our ability to operate and expand our business.

Our credit facility and certain other debt agreements have various financial and other covenants that require us to maintain certain total debt to EBITDA and interest coverage ratios. In addition, the credit facility and certain other debt agreements contain other restrictive covenants, such as ones that limit the incurrence of indebtedness and the making of certain payments, including dividends, and are subject to acceleration in the event of default. If we fail to comply with these covenants and are unable to obtain a waiver or amendment, an event of default would result.

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

Our business increasingly is subject to regulations relating to privacy and data protection, and if we violate any of those regulations we could be subject to significant claims, penalties and damages.

Increasingly, the United States, the European Union and other governmental entities are imposing regulations designed to protect the collection, maintenance and transfer of personal information. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”) that imposes stringent data protection requirements and greater penalties for non-compliance beginning in May 2018. The GDPR also protects a broader set of personal information than traditionally has been protected in the United States and provides for a right of “erasure.” Other regulations govern the collection and transfer of financial data and data security generally. These regulations generally impose penalties in the event of violations. While we attempt to comply with all applicable cybersecurity regulations, their implementation is complex, and, if we are not successful, we may be subject to penalties and claims for damages from regulators and the impacted individuals.

Cybersecurity breaches and other disruptions to our information technology infrastructure could interfere with our operations and could compromise confidential information, exposing us to liability that could cause our business and reputation to suffer.

We rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing and collection of payments from dealers or other purchasers of our equipment. We also use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property and proprietary business information, in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by cyber criminals or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, terrorist acts or, natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, and could disrupt our operations and damage our reputation, which could adversely affect our performance. In addition, as security threats continue to evolve and increase in frequency and sophistication, we may need to invest additional resources to protect the security of our systems.

We may encounter difficulties in integrating businesses we acquire and may not fully achieve, or achieve within a reasonable time frame, expected strategic objectives and other expected benefits of the acquisitions.

From time-to-time we seek to expand through acquisitions of other businesses. We expect to realize strategic and other benefits as a result of our acquisitions, including, among other things, the opportunity to extend our reach in the agricultural industry and provide our dealers and their retail customers with an even wider range of products and services. However, it is impossible to predict with certainty whether, or to what extent, these benefits will be realized or whether we will be able to integrate acquired businesses in a timely and effective manner. For example:

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

Our ability to address these issues will determine the extent to which we are able to successfully integrate, develop and grow acquired businesses and to realize the expected benefits of these transactions. Our failure to do so could have a material adverse effect on our performance following the transactions.

Changes to United States tax, tariff, trade and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

There have been ongoing discussions and significant changes to United States trade policies, treaties, tariffs and taxes. Although the level changes from period to period, we generally have substantial imports into the United States of products and components that are either produced in our foreign locations or are purchased from foreign suppliers, and also have substantial exports of products and components that we manufacture in the United States. The impact of any changes to current trade, tariff or tax policies relating to imports and exports of goods is dependent on factors such as the treatment of exports as a credit to imports, and the introduction of any tariffs or taxes relating to imports from specific countries. The most significant changes recently have been the imposition of tariffs by the United States on imports from China and the imposition by China of tariffs on imports from the United States. In the past, we have had moderate amounts of imports into the U.S. from China. To date, the impact of announced China tariffs has not been material to us because we have been able to redirect and employ sourcing alternatives for products coming into the United States. In addition, we do not export significant amounts from the United States into China. It is unclear what other changes might be considered or implemented and what response to any such changes may be by the governments of other countries. Any changes that increase the cost of international trade or otherwise impact the global economy, including through the increase in domestic prices for raw materials, could have a material adverse effect on our business, financial condition and results of operations. For example, the United States, Canada and Mexico have renegotiated the North America Free Trade Agreement, and the impacts of the changes brought about by the new agreement, named the United States, Mexico, Canada Agreement (the “USMCA”), for which the language has not yet been ratified, are not currently known. We continue to monitor closely the status and implementation of the USMCA.

We have joint ventures in the Netherlands and Russia with an entity that currently is operating under a time-limited general license from the U.S. Department of Treasury authorizing the maintenance or wind-down of operations and existing contracts. In the event that the license expires without further relief being granted or without other authorization from the U.S. Department of the Treasury, we may no longer be able to continue the joint ventures' commercial operations, and we would be required to assess the fair value of certain assets related to the joint ventures for potential impairment. Our most recent preliminary assessment indicated that impairment, if any, would not be material.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.        Properties

Our principal manufacturing locations and/or properties as of January 31, 2019, were as follows:

Location	Description of Property	Leased (Sq. Ft.)	Owned (Sq. Ft.)
United States:
Assumption, Illinois	Manufacturing/Sales and Administrative Office		933,900
Batavia, Illinois	Parts Distribution	310,200
Duluth, Georgia	Corporate Headquarters	159,000
Hesston, Kansas	Manufacturing	6,300	1,461,800
Jackson, Minnesota	Manufacturing	51,400	986,400
International:
Beauvais, France(1)	Manufacturing	14,300	1,596,200
Breganze, Italy	Manufacturing	11,800	1,562,000
Ennery, France	Parts Distribution	839,600	360,300
Linnavuori, Finland	Manufacturing	211,700	396,300
Hohenmölsen, Germany	Manufacturing		437,000
Marktoberdorf, Germany	Manufacturing	219,800	1,472,200
Wolfenbüttel, Germany	Manufacturing		546,700
Stockerau, Austria	Manufacturing		160,700
Biatorbagy, Hungary	Manufacturing	287,300
Thisted, Denmark	Manufacturing	147,500	295,300
Suolahti, Finland	Manufacturing/Parts Distribution	97,500	561,400
Canoas, Brazil	Regional Headquarters/Manufacturing	12,900	1,120,000
Mogi das Cruzes, Brazil	Manufacturing		727,200
Santa Rosa, Brazil	Manufacturing		508,900
Changzhou, China	Manufacturing	241,100	767,000
_______________________________________

(1)	Includes our joint venture, GIMA, in which we own a 50% interest.

We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

Item 3.        Legal Proceedings

In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2018, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $33.9 million). The amount ultimately in dispute will be significantly greater because of interest and penalties. We have been advised by our legal and tax advisors that our position with respect to the deductions is allowable under the tax laws of Brazil. We are contesting the disallowance and believe that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol AGCO. As of the close of business on February 22, 2019, the closing stock price was $66.95, and there were 324 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

Performance Graph

The following presentation is a line graph of our cumulative total shareholder return on our common stock on an indexed basis as compared to the cumulative total return of the S&P Mid-Cap 400 Index and a self-constructed peer group (“Peer Group”) for the five years ended December 31, 2018. Our total returns in the graph are not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2013
2014
2015
2016
2017
2018
AGCO Corporation
S&P Midcap 400 Index
Custom Peer Group

	Cumulative Total Return for the Years Ended December 31
	2013	2014	2015	2016	2017	2018
AGCO Corporation	$100.00	$77.04	$78.11	$100.63	$125.28	$98.60
S&P Midcap 400 Index	100.00	109.77	107.38	129.65	150.71	134.01
Peer Group Index	100.00	99.50	77.12	109.87	158.99	135.19
The total return assumes that dividends were reinvested and is based on a $100 investment on December 31, 2013.
The Peer Group Index is a self-constructed peer group of companies that includes: Caterpillar Inc., CNH Industrial NV, Cummins Inc., Deere & Company, Eaton Corporation Plc., Ingersoll-Rand Plc., Navistar International Corporation, PACCAR Inc., Parker-Hannifin Corporation and Terex Corporation.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(3)
October 1, 2018 through October 31, 2018(2)	197,848	$59.75	197,848	$247.1
November 1, 2018 through November 30, 2018(3)	1,422,222	$57.18	1,422,222	$147.1
December 1, 2018 through December 31, 2018(3)	326,733	$57.18	326,733	$147.1
Total	1,946,803	$58.01	1,946,803	$147.1
____________________________________

(1)	The remaining authorized amount to be repurchased is $147.1 million, of which $115.7 million expires in December 2019 and $31.4 million has no expiration date.

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

(3)
In November 2018, we entered into an ASR agreement with a third-party financial institution to repurchase $100.0 million of shares of our common stock. The ASR agreement resulted in the initial delivery of 1,422,222 shares of our common stock, representing 80% of the shares expected to be repurchased in connection with the transaction. In December 2018, the remaining 326,733 shares under the ASR agreement were delivered. As reflected in the table above, the average price paid per share for the ASR agreement was the volume-weighted average stock price of our common stock over the term of the ASR agreement. Refer to Note 9 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for a further discussion of this matter.

Item 6.          Selected Financial Data

The following tables present our selected consolidated financial data. The data set forth below should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical Consolidated Financial Statements and the related notes. The Consolidated Financial Statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 and the reports thereon are included in Item 8, “Financial Statements and Supplementary Data.” The historical financial data may not be indicative of our future performance.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In millions, except per share data)
Operating Data:
Net sales	$9,352.0	$8,306.5	$7,410.5	$7,467.3	$9,723.7
Gross profit	1,996.7	1,765.3	1,515.5	1,560.6	2,066.3
Income from operations	489.0	404.4	287.0	358.6	651.0
Net income	283.7	189.3	160.2	264.0	404.2
Net loss (income) attributable to noncontrolling interests	1.8	(2.9)	(0.1)	2.4	6.2
Net income attributable to AGCO Corporation and subsidiaries	$285.5	$186.4	$160.1	$266.4	$410.4
Net income per common share — diluted	$3.58	$2.32	$1.96	$3.06	$4.36
Cash dividends declared and paid per common share	$0.60	$0.56	$0.52	$0.48	$0.44
Weighted average shares outstanding — diluted	79.7	80.2	81.7	87.1	94.2

	As of December 31,
	2018	2017	2016	2015	2014
	(In millions, except number of employees)
Balance Sheet Data:
Cash and cash equivalents	$326.1	$367.7	$429.7	$426.7	$363.7
Total assets	7,626.4	7,971.7	7,168.4	6,497.7	7,364.5
Total long-term debt, excluding current portion and debt issuance costs	1,275.3	1,618.1	1,610.0	925.2	993.3
Stockholders’ equity	2,993.5	3,095.3	2,837.2	2,883.3	3,496.9
Other Data:
Number of employees	21,232	20,462	19,795	19,588	20,828

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment, seeding and tillage equipment, implements, and grain storage and protein production systems. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names, including: Challenger®, Fendt®, GSI®, Massey Ferguson® and Valtra®. We distribute most of our products through a combination of approximately 4,050 dealers and distributors as well as associates and licensees. In addition, we provide retail financing through our finance joint ventures with Rabobank.

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

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations:

	Years Ended December 31,
	2018(1)	2017(1)	2016(1)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	78.6	78.7	79.5
Gross profit	21.4	21.3	20.5
Selling, general and administrative expenses	11.4	11.6	11.7
Engineering expenses	3.8	3.9	4.0
Restructuring expenses	0.1	0.1	0.2
Amortization of intangibles	0.7	0.7	0.7
Bad debt expense	0.1	0.1	—
Income from operations	5.3	4.9	3.9
Interest expense, net	0.6	0.5	0.7
Other expense, net	0.8	0.9	0.4
Income before income taxes and equity in net earnings of affiliates	3.9	3.4	2.8
Income tax provision	1.2	1.6	1.2
Income before equity in net earnings of affiliates	2.7	1.8	1.5
Equity in net earnings of affiliates	0.4	0.5	0.6
Net income	3.0	2.3	2.2
Net loss (income) attributable to noncontrolling interests	—	—	—
Net income attributable to AGCO Corporation and subsidiaries	3.1%	2.2%	2.2%
____________________________________

(1)	Rounding may impact summation of amounts.

2018 Compared to 2017

Net income attributable to AGCO Corporation and subsidiaries for 2018 was $285.5 million, or $3.58 per diluted share, compared to $186.4 million, or $2.32 per diluted share for 2017.

Net sales for 2018 were approximately $9,352.0 million, or 12.6% higher than 2017, primarily due to sales growth in all regions and the positive impact of acquisitions. Income from operations was $489.0 million in 2018 compared to $404.4 million in 2017. The increase in income from operations during 2018 was primarily a result of higher net sales and improved operating margins.

Regionally, income from operations in the Europe/Middle East (“EME”) region increased by approximately $107.8 million in 2018 compared to 2017, driven primarily by higher net sales and improved margins. In our North American region, income from operations improved by approximately $36.2 million. Higher net sales levels as well as the benefit from our Precision Planting acquisition completed in September 2017 contributed to the improvement in the region. In South America, income from operations decreased approximately $25.5 million in 2018 compared to 2017. The decline was due to lower margins resulting from material cost inflation and higher costs associated with localizing newer product technology into our Brazilian factories. Income from operations in our Asia/Pacific/Africa (“APA”) region increased approximately $0.8 million in 2018 compared to 2017, primarily due to the growth in net sales.

Industry Market Conditions

Robust global crop production has kept commodity prices at relatively low levels and pressured farm income during 2018. Global industry demand for farm equipment was mixed across key markets during 2018, with future demand dependent on factors such as commodity price development, as well as government trade and farm support policies. In North America, retail sales increased in 2018 in the row crop segment as farmers replaced their equipment after years of weaker demand. In addition, industry unit retail sales of lower-horsepower tractors remained strong in 2018. Industry unit retail sales of tractors increased by approximately 2%, while industry unit retail sales of combines increased approximately 10% in 2018 compared to 2017. Industry retail sales of tractors in Western Europe decreased slightly during 2018 where demand was lower across most European markets, offset by growth in the United Kingdom. Farm income was impacted by a weak wheat harvest due to a dry, hot summer, pressuring the arable farming segment demand. Industry unit retail sales of combines in Western Europe increased approximately 13% during 2018 over prior year.  Industry retail sales in South America were mixed during the full year of 2018. Equipment demand in Brazil improved in the second half of 2018 after more positive terms for the government’s financing programs were announced. Market growth in Brazil was offset by weak demand in Argentina due to a poor first harvest and weak general economic conditions. Industry unit retail sales of tractors in South America were flat and industry unit retail sales of combines increased by approximately 9% in 2018 compared to 2017.

Results of Operations

Net sales for 2018 were $9,352.0 million compared to $8,306.5 million for 2017, with growth achieved in all regions, on a constant currency basis. Net sales growth was also the result of the positive impacts of acquisitions and foreign currency translation. The following table sets forth, for the year ended December 31, 2018, the impact to net sales of currency translation and acquisitions by geographical segment (in millions, except percentages):

			Change		Change due to Currency Translation		Change due to Acquisitions
	2018	2017	$	%	$	%	$	%
North America	$2,180.1	$1,876.7	$303.4	16.2%	$0.9	—%	$107.7	5.7%
South America	959.0	1,063.5	(104.5)	(9.8)%	(152.4)	(14.3)%	12.6	1.2%
EME	5,385.1	4,614.3	770.8	16.7%	158.5	3.4%	104.1	2.3%
APA	827.8	752.0	75.8	10.1%	(0.6)	(0.1)%	12.6	1.7%
	$9,352.0	$8,306.5	$1,045.5	12.6%	$6.4	0.1%	$237.0	2.9%

Regionally, net sales in North America increased during 2018 compared to 2017, with sales growth driven by the positive impacts of our Precision Planting acquisition as well as increased sales of tractors, sprayers, hay tools and grain storage equipment. Net sales grew in South America in 2018 compared to 2017, excluding the negative impact of currency translation. Sales growth in Brazil, primarily in the second half of 2018, was partially offset by sales declines in Argentina. In the EME region, net sales increased during 2018 compared to 2017, with growth strongest in the key markets of the United Kingdom, Germany and France. In the APA region, net sales increased in 2018 compared to 2017, primarily due to a growth in sales in China and Australia. We estimate that worldwide average price increases were approximately 1.4% and 1.1% in 2018 and 2017, respectively. Consolidated net sales of tractors and combines, which comprised approximately 61% of our net sales in 2018, increased approximately 11% in 2018 compared to 2017. Unit sales of tractors and combines increased approximately 7.6% during 2018 compared to 2017. The unit sales increase and the increase in net sales can differ due to foreign currency translation, pricing and sales mix changes.

The following table sets forth, for the years ended December 31, 2018 and 2017, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations (in millions, except percentages):

	2018		2017
	$	% of Net Sales(1)	$	% of Net Sales
Gross profit	$1,996.7	21.4%	$1,765.3	21.3%
Selling, general and administrative expenses	1,069.4	11.4%	964.7	11.6%
Engineering expenses	355.2	3.8%	323.4	3.9%
Restructuring expenses	12.0	0.1%	11.2	0.1%
Amortization of intangibles	64.7	0.7%	57.0	0.7%
Bad debt expense	6.4	0.1%	4.6	0.1%
Income from operations	$489.0	5.3%	$404.4	4.9%
____________________________________

(1)	Rounding may impact summation of amounts.

Gross profit as a percentage of net sales increased during 2018 compared to 2017, primarily due to higher sales and production volumes as well as pricing and cost containment initiatives, partially offset by increased material costs (including steel) and negative currency impacts. Production hours increased approximately 7% during 2018 compared to 2017. We recorded stock compensation expense of approximately $2.3 million and $2.8 million during 2018 and 2017, respectively, within cost of goods sold, as is more fully explained in Note 10 of our Consolidated Financial Statements.

Selling, general and administrative expenses (“SG&A expenses”) and engineering expenses increased in dollars but were lower as a percentage of net sales during 2018 compared to 2017. The increases in SG&A and engineering expenses were primarily the result of labor cost increases, the impact of acquisitions and negative foreign currency translation impacts during 2018. Engineering expenses also increased during 2018 to support investments in future new product introductions. We recorded stock compensation expense of approximately $44.3 million and $35.6 million during 2018 and 2017, respectively, within SG&A expenses, as is more fully explained in Note 10 of our Consolidated Financial Statements.

We recorded restructuring expenses of approximately $12.0 million and $11.2 million during 2018 and 2017, respectively. The restructuring expenses primarily related to severance and related costs associated with the rationalization of employee headcount at various manufacturing facilities and administrative offices located in Europe, China, South America and the United States.

Interest expense, net was $53.8 million for 2018 compared to $45.1 million for 2017. During 2018, we repurchased approximately $300.0 million of our outstanding 5⅞% senior notes. The repurchase resulted in a loss on extinguishment of debt of approximately $24.5 million, including associated fees, offset by approximately $4.7 million of accelerated amortization of a deferred gain related to a terminated interest rate swap instrument associated with the senior notes. In addition, we repaid our outstanding term loan under our former revolving credit and term loan facility. We recorded approximately $0.7 million associated with the write-off of deferred debt issuance costs and a loss of approximately $3.9 million from a terminated interest rate swap instrument related to the term loan. See “Liquidity and Capital Resources” for further information.

Other expense, net was $74.9 million in 2018 compared to $75.5 million in 2017. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil, were approximately $36.0 million and $39.2 million in 2018 and 2017, respectively. “Other expense, net” also includes hedging costs and foreign exchange losses which included losses associated with the devaluation of the Argentine peso incurred during 2018.

We have a wholly-owned subsidiary in Argentina that manufactures and distributes agricultural equipment and replacement parts within Argentina. As of June 30, 2018, on the basis of currently available data related to inflation indices and as a result of the devaluation of the Argentine peso relative to the United States dollar, the Argentinian economy was determined to be highly inflationary. A highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. As a result of this designation and based on the guidance in ASC 830, “Foreign Currency Matters,” we changed the functional currency of our wholly-owned subsidiary from the Argentinian peso to the U.S. dollar effective July 1, 2018. For the six months ended December 31, 2018, our wholly-owned subsidiary in Argentina had net sales of approximately $92.2 million, and it had total assets of approximately $104.5 million as of December 31, 2018. The monetary assets and liabilities were remeasured based on current published exchange rates.

We recorded an income tax provision of $110.9 million in 2018 compared to $133.6 million in 2017. Our tax provision and effective tax rate are impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes and for losses in jurisdictions where no income tax benefit is recorded. During 2017, we recorded a tax provision of approximately $42.0 million resulting from an estimate of the impact of the U.S. tax reform legislation enacted on December 22, 2017. During 2018, we finalized our calculations related to the U.S. tax reform legislation and recorded a tax benefit of approximately $8.5 million. At December 31, 2018 and 2017, we had gross deferred tax assets of $350.2 million and $354.9 million, respectively, including $74.5 million and $83.4 million, respectively, related to net operating loss carryforwards. At December 31, 2018, we had total valuation allowances as an offset to our gross deferred tax assets of approximately $83.9 million, which included allowances against net operating loss carryforwards in Brazil, China, the United Kingdom and the Netherlands, as well as allowances against our net deferred taxes in the U.S. At December 31, 2017, we had total valuation allowances as an offset to the gross deferred tax assets of approximately $81.9 million, primarily related to net operating loss carryforwards in Brazil, China, the United Kingdom and the Netherlands, as well as allowances against our net deferred taxes in the U.S. Realization of the remaining deferred tax assets as of December 31, 2018 will depend on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized. Refer to Note 6 of our Consolidated Financial Statements for further information.

Equity in net earnings of affiliates, which is primarily comprised of income from our finance joint ventures, was $34.3 million in 2018 compared to $39.1 million in 2017, primarily due to lower net earnings from certain finance joint ventures and other affiliates. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations and to Note 5 of our Consolidated Financial Statements.

2017 Compared to 2016

Net income attributable to AGCO Corporation and subsidiaries for 2017 was $186.4 million, or $2.32 per diluted share, compared to net income for 2016 of $160.1 million, or $1.96 per diluted share for 2016.

Net sales for 2017 were approximately $8,306.5 million, or 12.1% higher than 2016, primarily due to sales growth in all regions, the positive impact of acquisitions and the benefit of currency translations impacts. Income from operations was $404.4 million in 2017 compared to $287.0 million in 2016. The increase in income from operations in 2017 was primarily a result of higher net sales and improved margins resulting from higher production levels and other cost reduction initiatives.

Regionally, income from operations in the EME region increased by approximately $93.1 million in 2017 compared to 2016, driven primarily by higher net sales and improved margins resulting from increased production levels. In our North American region, income from operations improved by approximately $25.3 million. Higher net sales, improved factory productivity and expense reduction efforts resulted in the improvement in operating margins. In South America, income from operations decreased approximately $5.0 million in 2017 compared to 2016. The decline was due to lower margins resulting from decreased production levels, material cost inflation and costs associated with transitioning our higher horsepower products to new tier 3 emission technology. Income from operations in our APA region increased approximately $29.1 million in 2017 compared to 2016 primarily due to the growth in net sales and improved margins.

Industry Market Conditions

In North America, tractor and combine demand improved over 2016 levels, but demand in the other row crop segments remains weak. Specifically, industry unit retail sales of higher horsepower tractors were relatively flat, while industry unit retail sales of combines increased approximately 10% in 2017 compared to 2016.  In addition, industry unit retail sales of lower-horsepower tractors grew modestly, while unit retail sales of hay and forage equipment deteriorated.  Industry retail sales in Western Europe improved during 2017 with the strongest growth in Germany, Italy and the United Kingdom. Recovery in the dairy sector helped to support retail sales and improve overall confidence in the region. Lower commodity prices however pressured market demand in the arable farming segment. Industry unit retail sales of tractors increased approximately 4% in 2017 compared to 2016 in the region, while combine industry unit retail sales decreased approximately 6% over the same period. Industry retail sales in South America rose during the full year of 2017 as demand in Brazil grew strongly from depressed first half levels experienced in 2016. Brazilian sales slowed in the second half of 2017 as ongoing political and economic uncertainty dampened farmer confidence. The Argentine market was robust in 2017 as supportive government policies stimulated growth. Industry unit retail sales of tractors and combines both increased in the region by approximately 13% in 2017 compared to 2016.

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

The following table sets forth, for the years ended December 31, 2017 and 2016, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations (in millions, except percentages):

	2017		2016
	$	% of Net Sales	$	% of Net Sales
Gross profit	$1,765.3	21.3%	$1,515.5	20.5%
Selling, general and administrative expenses	964.7	11.6%	864.6	11.7%
Engineering expenses	323.4	3.9%	297.6	4.0%
Restructuring expenses	11.2	0.1%	11.9	0.2%
Amortization of intangibles	57.0	0.7%	51.2	0.7%
Bad debt expense	4.6	0.1%	3.2	—%
Income from operations	$404.4	4.9%	$287.0	3.9%

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

SG&A expenses and engineering expenses increased in dollars but were relatively flat as a percentage of net sales during 2017 compared to 2016. The increases in SG&A and engineering expenses were primarily the result of labor cost increases and the impact of acquisitions as well as negative foreign currency translation impacts during 2017. Engineering expenses also increased during 2016 to support investments in future new product introductions. We recorded stock compensation expense of approximately $35.6 million and $16.9 million during 2017 and 2016, respectively, within SG&A expenses, as is more fully explained in Note 10 of our Consolidated Financial Statements.

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

Other expense, net was $75.5 million in 2017 compared to $30.0 million in 2016. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil, were approximately $39.2 million and $19.5 million in 2017 and 2016, respectively, due to an increase in the volume of receivables sold during 2017 as compared to 2016. In addition, higher hedging costs and foreign exchange losses in 2017 as compared to 2016 contributed to the increase in other expense, net.

We recorded an income tax provision of $133.6 million in 2017 compared to $92.2 million in 2016. Our tax provision and effective tax rate are impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes and for losses in jurisdictions where no income tax benefit is recorded. During 2017, we recorded a tax provision of approximately $42.0 million resulting from an estimate of the impact of the U.S. tax reform legislation enacted on December 22, 2017. During 2016, we recorded a non-cash deferred tax adjustment to establish a valuation allowance against our U.S. net deferred income tax assets. A valuation allowance is established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available income tax planning strategies at that time and concluded a valuation allowance should be established. At December 31, 2017 and 2016, we had gross deferred tax assets of $354.9 million and $447.4 million, respectively, including $83.4 million and $85.5 million, respectively, related to net operating loss carryforwards. At December 31, 2017, we had total valuation allowances as an offset to our gross deferred tax assets of approximately $81.9 million, which included allowances against net operating loss carryforwards in Brazil, China, Russia and the Netherlands, as well as allowances against our net deferred taxes in the U.S., as previously discussed. At December 31, 2016, we had total valuation allowances as an offset to the gross deferred tax assets of approximately $116.0 million, primarily related to net operating loss carryforwards in Brazil, China, Russia and the Netherlands, as well as allowances against our net deferred taxes in the U.S.

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

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)
2018:
Net sales	$2,007.5	$2,537.6	$2,214.7	$2,592.2
Gross profit	428.0	556.3	473.7	538.7
Income from operations	50.5	168.1	111.3	159.1
Net income	25.0	90.4	70.7	97.6
Net (income) loss attributable to noncontrolling interests	(0.7)	1.0	0.4	1.1
Net income attributable to AGCO Corporation and subsidiaries	24.3	91.4	71.1	98.7
Net income per common share attributable to AGCO Corporation and subsidiaries — diluted	0.30	1.14	0.89	1.26
2017:
Net sales	$1,627.6	$2,165.2	$1,986.3	$2,527.4
Gross profit	330.3	475.4	428.6	531.0
Income from operations	15.7	148.3	97.1	143.3
Net (loss) income	(8.2)	91.6	60.8	45.1
Net income attributable to noncontrolling interests	(1.9)	(0.1)	(0.1)	(0.8)
Net (loss) income attributable to AGCO Corporation and subsidiaries	(10.1)	91.5	60.7	44.3
Net (loss) income per common share attributable to AGCO Corporation and subsidiaries — diluted	(0.13)	1.14	0.76	0.55

Finance Joint Ventures

Our AGCO Finance joint ventures provide both retail financing and wholesale financing to our dealers in the United States, Canada, Europe, Brazil, Argentina and Australia. The joint ventures are owned by AGCO and by a wholly-owned subsidiary of Rabobank, a financial institution based in the Netherlands. The majority of the assets of the finance joint ventures consist of finance receivables. The majority of the liabilities consist of notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the finance joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of December 31, 2018, our capital investment in the finance joint ventures, which is included in “Investment in affiliates” on our Consolidated Balance Sheets, was approximately $358.7 million compared to $373.7 million as of December 31, 2017. The total finance portfolio in our finance joint ventures was approximately $8.8 billion as of December 31, 2018 and 2017, respectively. The total finance portfolio as of December 31, 2018 and 2017 included approximately $7.2 billion and $7.3 billion, respectively, of retail receivables and $1.6 billion and $1.5 billion, respectively, of wholesale receivables from AGCO dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. During 2018 and 2017, we did not make additional investments in our finance joint ventures. During 2018 and 2017, we received dividends of approximately $29.4 million and $78.5 million, respectively, from certain of our finance joint ventures. Our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Consolidated Statements of Operations, was $34.7 million and $39.1 million for the years ended December 31, 2018 and 2017, respectively, with the decrease in earnings primarily due to lower income in the U.S. and Brazilian finance joint ventures during 2018 as compared to 2017.

Outlook

Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment have been and are expected to continue to be affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, farm industry related legislation and policies, availability of financing and general economic conditions.

Global industry demand is projected to improve modestly during 2019. Our net sales are expected to increase in 2019 compared to 2018, primarily due to improved sales volumes and positive pricing impacts, offset by unfavorable foreign currency translation. Gross and operating margins are expected to improve from 2018 levels, reflecting the positive impact of pricing and cost reduction efforts.

Recent Acquisitions

On October 2, 2017, we acquired the forage division of the Lely Group (“Lely”) for approximately €80.2 million (or approximately $94.6 million), net of cash acquired of approximately €10.1 million (or approximately $11.9 million). The Lely acquisition, with manufacturing locations in northern Germany, allowed the Company to expand its product offering of hay and forage equipment, including balers, loader wagons and other harvesting tools. The acquisition was financed through our credit facility (see Note 7 of our Consolidated Financial Statements for further information). We allocated the purchase price to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, accounts payable and accrued expenses, property, plant and equipment, and customer relationship, technology and trademark indentifiable intangible assets. We recorded approximately $7.6 million of customer relationship, technology and trademark identifiable intangible assets and approximately $25.8 million of goodwill associated with the acquisition.

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

December 31, 2018
Senior term loan due 2022	$171.5
Credit facility, expires 2023	114.4
Senior term loans due between 2019 and 2028	815.3
1.056% Senior term loan due 2020	228.7
Other long-term debt	132.2
Debt issuance costs	(2.6)
$1,459.5

In October 2018, we entered into a term loan agreement with Rabobank in the amount of €150.0 million (or approximately $171.5 million as of December 31, 2018). We have the ability to prepay the term loan before its maturity date on October 28, 2022. Interest is payable on the term loan quarterly in arrears at an annual rate equal to the EURIBOR plus a margin ranging from 0.875% to 1.875% based on our credit rating. We also have to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. In connection with this new term loan agreement, in October 2018, we repaid our €100.0 million (or approximately $113.2 million) term loan outstanding under a former term loan agreement with Rabobank that was entered into in April 2016.

In October 2018, we entered into a multi-currency revolving credit facility of $800.0 million. The maturity date of the credit facility is October 17, 2023. Interest accrues on amounts outstanding under the credit facility, at our option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on our credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on our credit rating. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. We also have to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. In connection with the closing of this new credit facility in October 2018, we repaid our outstanding €312.0 million (or approximately $360.8 million) term loan under our former revolving credit and term loan facility. We recorded approximately $0.9 million associated with the write-off of deferred debt issuance costs associated with the repayment. In addition, we recorded a loss of approximately $3.9 million related to the termination of our interest rate swap instrument associated with the former facility’s term loan.

In August 2018, we borrowed an additional aggregate amount of indebtedness of €338.0 million (or approximately $394.7 million) through a group of seven related term loan agreements. Proceeds from the borrowings were used to repay borrowings under our former revolving credit facility. The provisions of the term loan agreements are identical in nature with the exception of interest rate terms and maturities. The maturities of the term loan agreements range from August 1, 2021 to August 1, 2028.

In October 2016, we borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements. These agreements have maturities ranging from October 2019 to October 2026. Of those term loans, an aggregate amount of €55.8 million (or $63.8 million) as of December 31, 2018 have maturity dates of October 2019.

In May 2018, we completed a cash tender offer to purchase any and all of our outstanding 5 7/8% senior notes at a cash purchase price of $1,077.50 per $1,000.00 of senior notes. As a result of the tender offer, we repurchased approximately $185.9 million of principal amount of the senior notes for approximately $200.3 million, plus accrued interest. The repurchase resulted in a loss on extinguishment of debt of approximately $15.7 million, including associated fees. In October 2018, we repurchased the remaining principal amount of the senior notes of approximately $114.1 million for approximately $122.5 million, plus accrued interest. The repurchase resulted in a loss on extinguishment of debt of approximately $8.8 million, including associated fees. As a result of the repurchase of the 5 7/8% senior notes, we recorded a cumulative amount of approximately $4.7 million of accelerated amortization of a deferred gain related to a terminated interest rate swap instrument associated with the senior notes. The losses on extinguishment as well as the accelerated amortization were reflected in “Interest expense, net,” for the year ended December 31, 2018.

In December 2018, we entered into a term loan agreement with the European Investment Bank (“EIB”), which provided us with the ability to borrow up to €250.0 million. The €250.0 million (or approximately $284.6 million) of funding was received on January 25, 2019 with a maturity date of January 24, 2025. We have the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears. We have another term loan with the EIB in the amount of €200.0 million (or approximately $228.7 million as of December 31, 2018) that was entered into in December 2014. It has a maturity date of January 15, 2020.

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

Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables in North America, Europe and Brazil to our U.S., Canadian, European and Brazilian finance joint ventures. The sale of all receivables are without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of December 31, 2018 and 2017, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.4 billion and $1.3 billion, respectively.

Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements also are without recourse to us. As of December 31, 2018 and 2017, these finance joint ventures had approximately $82.5 million and $41.6 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements also are accounted for as off-balance sheet transactions.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 32.8% at December 31, 2018 compared to 35.7% at December 31, 2017.

Cash Flows

Cash flows provided by operating activities were $595.9 million during 2018 compared to $577.6 million during 2017 and $369.5 million during 2016. The increase during 2018 was primarily due to an increase in net income as well as an increase in accrued expenses, offset by an increase in inventories. In addition, we received a decreased amount of dividends from our finance joint ventures in 2018 as compared to 2017. The increase in cash flows provided by operating activities during 2017 as compared to 2016 was primarily due to an increase in net income as well as an increase in accounts payable and accrued expenses, offset by an increase in inventories.

Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $770.7 million in working capital at December 31, 2018, as compared with $977.1 million at December 31, 2017. Accounts receivable and inventories, combined, at December 31, 2018 were $103.3 million lower than at December 31, 2017. Excluding the negative impact of currency translation, inventories increased as of December 31, 2018 as compared to December 31, 2017 as a result of acquisition impacts, higher production and increased inventory required to transition production to products meeting new emissions standards in Europe and Brazil.

Share Repurchase Program

During 2018 and 2016, we repurchased 3,120,184 and 4,413,250 shares of our common stock, respectively, for approximately $184.3 million and $212.5 million, respectively, either through Accelerated Share Repurchase (“ASR”) agreements with financial institutions or through open market transactions. During 2017, we received approximately 70,464 shares associated with the remaining balance of shares to be delivered under an ASR agreement that was completed in November 2016. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the our Consolidated Balance Sheets.

During 2019, we entered into an ASR agreement with a financial institution to repurchase an aggregate of $30.0 million shares of our common stock. We received approximately 379,927 shares to date in this transaction. The specific number of shares we will ultimately repurchase will be determined at the completion of the term of the ASR based on the daily volume-weighted average share price of our common stock less an agreed-upon discount. Upon settlement of the ASR, we may be entitled to receive additional shares of common stock or, under certain circumstances, be required to remit a settlement amount. We expect that additional shares will be received by us upon final settlement of our current ASR agreement, which expires during the second quarter of 2019. All shares received under the ASR agreement discussed above were retired upon receipt and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within our Consolidated Balance Sheets.

Contractual Obligations

The future payments required under our significant contractual obligations, excluding foreign currency option and forward contracts, as of December 31, 2018 are as follows (in millions):

	Payments Due By Period
	Total	2019	2020 to 2021	2022 to 2023	2024 and Beyond
Indebtedness(1)	$1,459.5	$184.2	$534.1	$571.1	$170.1
Interest payments related to indebtedness(2)	59.0	15.0	22.0	13.4	8.6
Capital lease obligations	15.5	4.6	5.9	1.5	3.5
Operating lease obligations	252.0	46.7	72.1	47.7	85.5
Unconditional purchase obligations	97.8	79.1	17.7	1.0	—
Other short-term and long-term obligations(3)	322.4	98.9	137.2	48.9	37.4
Total contractual cash obligations	$2,206.2	$428.5	$789.0	$683.6	$305.1

	Amount of Commitment Expiration Per Period
	Total	2019	2020 to 2021	2022 to 2023	2024 and Beyond
Standby letters of credit and similar instruments	$14.1	$14.1	$—	$—	$—
Guarantees	54.2	36.9	9.9	6.7	0.7
Total commercial commitments and letters of credit	$68.3	$51.0	$9.9	$6.7	$0.7
_______________________________________

(1)	Indebtedness amounts reflect the principal amount of our senior term loan, senior notes and credit facility.

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

Commitments and Off-Balance Sheet Arrangements

Guarantees

We maintain a remarketing agreement with our finance joint venture in the United States, whereby we are obligated to repurchase up to $6.0 million of repossessed equipment each calendar year. We believe that any losses that might be incurred on the resale of this equipment will not materially impact our financial position or results of operations, due to the fact that the repurchase obligation would be equivalent to the fair value of the underlying equipment.

At December 31, 2018, we guaranteed indebtedness owed to third parties of approximately $40.6 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate us to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2023. Losses under such guarantees historically have been insignificant. In addition, we generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to offset a substantial portion of the amounts paid. We believe the credit risk associated with these guarantees is not material to our financial position or results of operations.

In addition, at December 31, 2018, we had accrued approximately $13.6 million of outstanding guarantees of minimum residual values that may be owed to our finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users.

Other

At December 31, 2018, we had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $1,462.8 million. The outstanding contracts as of December 31, 2018 range in maturity through December 2018.

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

TAFE, in which we hold a 23.75% interest, manufactures and sells Massey Ferguson-branded equipment primarily in India, and also supplies tractors and components to us for sale in other markets. Mallika Srinivasan, who is the Chairman and Chief Executive Officer of TAFE, is currently a member of our Board of Directors. As of December 31, 2018, TAFE owned 12,150,152 shares of our common stock. We and TAFE are parties to an agreement pursuant to which, among other things, TAFE has agreed not to purchase in excess of 12,170,290 shares of our common stock, subject to certain adjustments, and we have agreed to annually nominate a TAFE representative to our Board of Directors. During 2018, 2017 and 2016, we purchased approximately $109.6 million, $102.0 million and $128.5 million, respectively, of tractors and components from TAFE. During

2018, 2017 and 2016, we sold approximately $1.8 million, $1.2 million and $1.1 million, respectively, of parts to TAFE. We received dividends from TAFE of approximately $1.8 million, during both 2018 and 2017, and $1.6 million during 2016.

During 2018, 2017 and 2016, we paid approximately $3.5 million, $7.2 million and $3.1 million, respectively, to PPG Industries, Inc. for painting materials used in our manufacturing processes. Our Chairman, President and Chief Executive Officer is currently a member of the board of directors of PPG Industries, Inc.

During 2018, 2017 and 2016, we paid approximately $1.6 million, $1.5 million and $2.0 million, respectively, to Praxair, Inc. for propane, gas and welding, and laser consumables used in our manufacturing processes. Our Chairman, President and Chief Executive Officer is currently a member of the board of directors of Praxair, Inc.

Foreign Currency Risk Management

We have significant manufacturing operations in the United States, France, Germany, Finland and Brazil, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in approximately 140 countries throughout the world. The majority of our net sales outside the United States are denominated in the currency of the customer location, with the exception of sales in the Middle East, Africa, Asia and parts of South America, where net sales are primarily denominated in British pounds, Euros or United States dollars. See Note 16 of our Consolidated Financial Statements for net sales by customer location. Our most significant transactional foreign currency exposures are the Euro, the Brazilian real and the Canadian dollar in relation to the United States dollar, and the Euro in relation to the British pound. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.

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

All derivatives are recognized on our Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a cash flow hedge of a forecasted transaction, (2) a fair value hedge of a recognized liability, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. The total notional value of our foreign currency instruments was $1,462.8 million and $1,798.2 million as of December 31, 2018 and 2017, inclusive of both those instruments that are designated and qualified for hedge accounting and non-designated derivative instruments. We also enter into derivative and non-derivative instruments to hedge a portion of our net investment in foreign operations against adverse movements in exchange rates. Refer to Note 11 of our Consolidated Financial Statements for additional information about our hedging transactions and derivative financial instruments.

Assuming a 10% change relative to the currency of the hedge contracts, the fair value of the foreign currency instruments could be negatively impacted by approximately $27.1 million as of December 31, 2018. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would largely be offset by losses and gains on the underlying firm commitment or forecasted transaction.

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

Based on our floating rate debt and our accounts receivable sales facilities outstanding at December 31, 2018, a 10% increase in interest rates, would have increased, collectively, “Interest expense, net” and “Other expense, net” for the year ended December 31, 2018 by approximately $5.1 million.

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

Discount and Sales Incentive Allowances

We provide various volume bonus and sales incentive programs with respect to our products. These sales incentive programs include reductions in invoice prices, reductions in retail financing rates, dealer commissions and dealer incentive allowances. In most cases, incentive programs are established and communicated to our dealers on a quarterly basis. The incentives are paid either at the time of the cash settlement of the receivable (which is generally at the time of retail sale), at the time of retail financing, at the time of warranty registration, or at a subsequent time based on dealer purchase volumes. The incentive programs are product line specific and generally do not vary by dealer. The cost of sales incentives associated with dealer commissions and dealer incentive allowances is estimated based upon the terms of the programs and historical experience, is based on a percentage of the sales price, and estimates for sales incentives are made and recorded at the time of sale for existing incentive programs using the expected value method. These estimates are reassessed each reporting period and are revised in the event of subsequent modifications to incentive programs, as they are communicated to dealers. The related provisions and accruals are made on a product or product-line basis and are monitored for adequacy and revised at least quarterly in the event of subsequent modifications to the programs. Interest rate subsidy payments, which are a reduction in retail financing rates, are recorded in the same manner as dealer commissions and dealer incentive allowances. Volume discounts are estimated and recognized based on historical experience, and related reserves are monitored and adjusted based on actual dealer purchase volumes and the dealers’ progress towards achieving specified cumulative target levels. Estimates of these incentives are based on the terms of the programs and historical experience. All incentive programs are recorded and presented as a reduction of revenue, due to the fact that we do not receive a distinct good or service in exchange for the consideration provided. In the United States and Canada, reserves for incentive programs related to accounts receivable not sold to our U.S. and Canadian finance joint ventures are recorded as “accounts receivable allowances” within our Consolidated Balance Sheets due to the fact that the incentives are paid through a reduction of future cash settlement of the receivable. Globally, reserves for incentive programs that will be paid in cash or credit memos, as is the case with most of our volume discount programs, as well as sales incentives associated with accounts receivable sold to our finance joint ventures, are recorded within “Accrued expenses” within our Consolidated Balance Sheets.

At December 31, 2018, we had recorded an allowance for discounts and sales incentives of approximately $561.9 million that will be paid either through a reduction of future cash settlements of receivables and through credit memos to our dealers or through reductions in retail financing rates paid to our finance joint ventures. If we were to allow an additional 1% of sales incentives and discounts at the time of retail sale for those sales subject to such discount programs, our reserve would increase by approximately $19.7 million as of December 31, 2018. Conversely, if we were to decrease our sales incentives and discounts by 1% at the time of retail sale, our reserve would decrease by approximately $19.7 million as of December 31, 2018.

Deferred Income Taxes and Uncertain Income Tax Positions

We recorded an income tax provision of $110.9 million in 2018 compared to $133.6 million in 2017 and $92.2 million in 2016. Our tax provision and effective tax rate is impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes, and for losses in jurisdictions where no income tax benefit is recorded.

On December 22, 2017, the Tax Cuts and Jobs Act (“the 2017 Tax Act”) was enacted in the United States. During the three months ended December 31, 2017, we recorded a tax provision of approximately $42.0 million in accordance with Staff Accounting Bulletin No. 118, which provided SEC Staff guidance for the application of Accounting Standards Codification (“ASC”) 740 “Income Taxes,” in the reporting period in which the 2017 Tax Act was enacted. The $42.0 million tax provision included a provisional income tax charge related to a one-time transition tax associated with the mandatory deemed repatriation of unremitted foreign earnings. The tax provision also included a provisional income tax charge associated with the income tax consequences related to the expected future repatriation of certain underlying foreign earnings, as historically, we have considered them to be permanently reinvested. The remaining balance of the tax provision primarily related to the remeasurement of certain net deferred tax assets using the lower enacted U.S. Corporate tax rate (from 35 percent to 21 percent), as well as other miscellaneous related impacts. During the three months ended December 31, 2018, we finalized our calculations related to the 2017 Tax Act and recorded an income tax benefit of approximately $8.5 million.

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
At December 31, 2018 and 2017, we had gross deferred tax assets of $350.2 million and $354.9 million, respectively, including $74.5 million and $83.4 million, respectively, related to net operating loss carryforwards. At December 31, 2018 and 2017, we had total valuation allowances as an offset to our gross deferred tax assets of $83.9 million and $81.9 million, respectively, which included allowances against net operating loss carryforwards in China, Brazil, the United Kingdom and the Netherlands, as well as allowances against our net deferred taxes in the U.S., as previously discussed. Realization of the remaining deferred tax assets as of December 31, 2018 will depend on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

As of December 31, 2018 and 2017, we had approximately $166.1 million and $163.4 million, respectively, of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2018 and 2017, we had approximately $58.5 million and $61.8 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2018 and 2017, we had accrued interest and penalties related to unrecognized tax benefits of approximately $27.2 million and $23.0 million, respectively. See Note 6 of our Consolidated Financial Statements for further discussion of our uncertain income tax positions.

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

For the years ended December 31, 2018, 2017 and 2016, we used a globally consistent methodology to set the discount rate in the countries where our largest benefit obligations exist. In the United States, the United Kingdom and the Euro Zone, we constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of our benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the portfolio is constructed is consistent. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, in which high-quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy our U.S. pension plans’ projected benefit payments. In the United Kingdom and the Euro Zone, the discount rate is derived using a “yield curve approach,” in which an individual spot rate, or zero coupon bond yield, for each future annual period is developed to discount each future benefit payment and, thereby, determine the present value of all future payments. The Company uses a spot yield curve to determine the discount rate applicable in the United Kingdom to measure the U.K. pension plan’s service cost and interest cost. Under the settlement and yield curve approaches, the discount rate is set to equal the single discount rate that produces the same present value of all future payments.

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

•
The mortality rates for the U.K. defined benefit pension plan was updated in 2018 to reflect expected improvements in the life expectancy of the plan participants. The mortality rates for the U.S. defined benefit pension plans were updated in 2018 to reflect the Society of Actuaries’ most recent findings on the topic of mortality.

•	The fair value of assets used to determine the expected return on assets does not reflect any delayed recognition of asset gains and losses.

The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such periods.

Our U.S. and U.K. defined benefit pension plans, including our ENPP, comprised approximately 85% of our consolidated projected benefit obligation as of December 31, 2018. If the discount rate used to determine the 2018 projected benefit obligation for our U.S. qualified defined benefit pension plans and our ENPP was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $3.7 million at December 31, 2018, and our 2019 pension expense would increase by approximately $0.4 million. If the discount rate used to determine the 2018 projected benefit obligation for our U.S. qualified defined benefit pension plans and our ENPP was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $3.5 million at December 31, 2018, and our 2019 pension expense would decrease by approximately $0.3 million. If the discount rate used to determine the projected benefit obligation for our U.K. defined benefit pension plan was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $21.2 million at December 31, 2018, and our 2019 pension expense would increase by approximately $0.2 million. If the discount rate used to determine the projected benefit obligation for our U.K. defined benefit pension plan was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $20.5 million at December 31, 2018, and our 2019 pension expense would decrease by approximately $0.2 million. In addition, if the expected long-term rate of return on plan assets related to our U.K. defined benefit pension plan was increased or decreased by 25 basis points, our 2019 pension expense would decrease or increase by approximately $1.4 million each, respectively. The impact to our U.S. defined benefit pension plans for a 25-basis-point change in our expected long-term rate of return would decrease or increase our 2019 pension expense by approximately $0.1 million, respectively.

Unrecognized actuarial net losses related to our defined benefit pension plans and ENPP were $356.7 million as of December 31, 2018 compared to $360.1 million as of December 31, 2017. The decrease in unrecognized net actuarial losses between years primarily resulted from higher discount rates at December 31, 2018 compared to December 31, 2017. The unrecognized net actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. For some of our defined benefit pension plans, these losses, to the extent they exceed 10% of the greater of the plan’s liabilities or the fair value of assets (“the gain/loss corridor”), will be amortized on a straight-line basis over the periods discussed as follows. For our U.S. salaried, U.S. hourly and U.K. defined benefit pension plans, the population covered is predominantly inactive participants, and losses related to those plans, to the extent they exceed the gain/loss corridor, will be amortized over the average remaining lives of those participants while covered by the respective plan. As of December 31, 2018, the average amortization period was 16 years for our U.S. defined benefit pension plans and 19 years for our U.K. defined benefit pension plan. For our ENPP, the population is predominantly active participants, and losses related to the plan will be amortized over the average future working lifetime of the active participants expected to receive benefits. As of December 31, 2018, the average amortization period was eight years for our ENPP. Unrecognized prior service cost related to our defined benefit pension plans was $19.5 million as of December 31, 2018 compared to $12.2 million as of December 31, 2017. The increase in the unrecognized prior service cost between years is primarily due to the newly required uniformity of guaranteed minimum pension benefits for men and women related to our U.K. defined benefit plan, which resulted in an estimation of increased benefits for prior participant service. The requirement was as a result of a judgment by the U.K. High Court in October 2018 which provided clarity on the need to provide uniformity of benefits. The cost of this estimated impact will be amortized over a straight-line basis over the average remaining service period of active employees expected to receive benefits, or the average remaining lives of inactive participants, covered by the U.K. defined benefit plan.

As of December 31, 2018, our unfunded or underfunded obligations related to our defined benefit pension plans and ENPP were approximately $206.0 million, primarily related to our defined benefit pension plans in the United Kingdom and the United States. In 2018, we contributed approximately $36.8 million towards those obligations, and we expect to fund approximately $30.5 million in 2019. Future funding is dependent upon compliance with local laws and regulations and changes to those laws and regulations in the future, as well as the generation of operating cash flows in the future. We currently have an agreement in place with the trustees of the U.K. defined benefit plan that obligates us to fund approximately £15.6 million per year (or approximately $19.9 million) towards that obligation through December 2021. The funding arrangement is based upon the current underfunded status and could change in the future as discount rates, local laws and regulations, and other factors change.

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

The results of our goodwill and long-lived assets impairment analyses conducted as of October 1, 2018, 2017 and 2016 indicated that no reduction in the carrying amount of goodwill and long-lived assets was required.

Our goodwill impairment analysis conducted as of October 1, 2018 indicated that the fair value in excess of the carrying value related to our GSI EME reporting unit was less than 10%.  The percentage of the fair value in excess of the carrying value decreased slightly compared to our 2017 annual analysis, and more recent analyses during 2018.  The operations of the GSI reporting unit include the manufacturing and distribution of grain storage and protein production equipment. During 2018, we experienced weak industry conditions as well as operational inefficiencies related to our new manufacturing operations in Europe, which impacted the operating margins of the GSI EME operations. Manufacturing and system initiatives are in process to address such inefficiencies in order to reduce costs and improve the output of the manufacturing operations. If market conditions and our overall results do not improve, we may incur an impairment charge related to our GSI EME reporting unit in the future, to be determined under a two-step quantitative assessment as described above. The amount of goodwill allocated to GSI EME reporting unit as of October 1, 2018 was approximately $243.9 million.

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

As of December 31, 2018, we had approximately $1,495.5 million of goodwill. While our annual impairment testing in 2018 supported the carrying amount of this goodwill, we may be required to re-evaluate the carrying amount in future periods, thus utilizing different assumptions that reflect the then current market conditions and expectations, and, therefore, we could conclude that an impairment has occurred.

Recoverable Indirect Taxes

Our Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from our sales in the Brazilian market. We regularly assesses the recoverability of these tax credits, and establishes reserves when necessary against them, through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from our ongoing operations. We believe that these tax credits, net of established reserves are realizable. Our assessment of realization of these tax assets involves significant judgments on our part, and the conclusions that we reach could vary significantly based upon these judgments. We recorded approximately $156.0 million and $152.3 million, respectively, of VAT tax credits, net of reserves, as of December 31, 2018 and 2017.

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

Item 8.        Financial Statements and Supplementary Data

The following Consolidated Financial Statements of AGCO and its subsidiaries for each of the years in the three-year period ended December 31, 2018 are included in this Item:

The information under the heading “Quarterly Results” of Item 7 of this Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AGCO Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AGCO Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.

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

Atlanta, Georgia
March 1, 2019

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2018	2017	2016
Net sales	$9,352.0	$8,306.5	$7,410.5
Cost of goods sold	7,355.3	6,541.2	5,895.0
Gross profit	1,996.7	1,765.3	1,515.5
Operating expenses:
Selling, general and administrative expenses	1,069.4	964.7	864.6
Engineering expenses	355.2	323.4	297.6
Restructuring expenses	12.0	11.2	11.9
Amortization of intangibles	64.7	57.0	51.2
Bad debt expense	6.4	4.6	3.2
Income from operations	489.0	404.4	287.0
Interest expense, net	53.8	45.1	52.1
Other expense, net	74.9	75.5	30.0
Income before income taxes and equity in net earnings of affiliates	360.3	283.8	204.9
Income tax provision	110.9	133.6	92.2
Income before equity in net earnings of affiliates	249.4	150.2	112.7
Equity in net earnings of affiliates	34.3	39.1	47.5
Net income	283.7	189.3	160.2
Net loss (income) attributable to noncontrolling interests	1.8	(2.9)	(0.1)
Net income attributable to AGCO Corporation and subsidiaries	$285.5	$186.4	$160.1
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$3.62	$2.34	$1.97
Diluted	$3.58	$2.32	$1.96
Cash dividends declared and paid per common share	$0.60	$0.56	$0.52
Weighted average number of common and common equivalent shares outstanding:
Basic	78.8	79.5	81.4
Diluted	79.7	80.2	81.7

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2018	2017	2016
Net income	$283.7	$189.3	$160.2
Other comprehensive (loss) income, net of reclassification adjustments:
Defined benefit pension plans, net of taxes:
Prior service cost arising during the year	(7.0)	—	(2.6)
Net loss recognized due to settlement	0.9	0.2	0.4
Net gain recognized due to curtailment	—	—	(0.1)
Net actuarial (loss) gain arising during the year	(4.2)	6.6	(62.9)
Amortization of prior service cost included in net periodic pension cost	1.3	1.3	1.1
Amortization of net actuarial losses included in net periodic pension cost	11.7	11.3	8.6
Derivative adjustments:
Net changes in fair value of derivatives	(1.1)	2.0	(7.7)
Net losses reclassified from accumulated other comprehensive loss into income	7.2	2.0	1.0
Foreign currency translation adjustments	(206.8)	57.8	82.4
Other comprehensive (loss) income, net of reclassification adjustments	(198.0)	81.2	20.2
Comprehensive income	85.7	270.5	180.4
Comprehensive loss (income) attributable to noncontrolling interests	6.0	(4.1)	(1.7)
Comprehensive income attributable to AGCO Corporation and subsidiaries	$91.7	$266.4	$178.7

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$326.1	$367.7
Accounts and notes receivable, net	880.3	1,019.4
Inventories, net	1,908.7	1,872.9
Other current assets	422.3	367.7
Total current assets	3,537.4	3,627.7
Property, plant and equipment, net	1,373.1	1,485.3
Investment in affiliates	400.0	409.0
Deferred tax assets	104.9	112.2
Other assets	142.4	147.1
Intangible assets, net	573.1	649.0
Goodwill	1,495.5	1,541.4
Total assets	$7,626.4	$7,971.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$184.2	$95.4
Accounts payable	865.9	917.5
Accrued expenses	1,522.4	1,407.9
Other current liabilities	194.2	229.8
Total current liabilities	2,766.7	2,650.6
Long-term debt, less current portion and debt issuance costs	1,275.3	1,618.1
Pensions and postretirement health care benefits	223.2	247.3
Deferred tax liabilities	116.3	130.5
Other noncurrent liabilities	251.4	229.9
Total liabilities	4,632.9	4,876.4
Commitments and contingencies (Note 12)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2018 and 2017	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 76,536,755 and 79,553,825 shares issued and outstanding at December 31, 2018 and 2017, respectively	0.8	0.8
Additional paid-in capital	10.2	136.6
Retained earnings	4,477.3	4,253.8
Accumulated other comprehensive loss	(1,555.4)	(1,361.6)
Total AGCO Corporation stockholders’ equity	2,932.9	3,029.6
Noncontrolling interests	60.6	65.7
Total stockholders’ equity	2,993.5	3,095.3
Total liabilities and stockholders’ equity	$7,626.4	$7,971.7

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss				Noncontrolling Interests	Total Stockholders’ Equity
	Common Stock				Defined Benefit Pension Plans	Cumulative Translation Adjustment	Deferred (Losses) Gains on Derivatives	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance, December 31, 2015	83,814,809	$0.8	$301.7	$3,996.0	$(249.0)	$(1,209.2)	$(2.0)	$(1,460.2)	$45.0	$2,883.3
Net income	—	—	—	160.1	—	—	—	—	0.1	160.2
Payment of dividends to shareholders	—	—	—	(42.5)	—	—	—	—	—	(42.5)
Issuance of restricted stock	15,395	—	0.8	—	—	—	—	—	—	0.8
Issuance of stock awards	27,333	—	(0.9)	—	—	—	—	—	—	(0.9)
SSARs exercised	21,106	—	(0.9)	—	—	—	—	—	—	(0.9)
Stock compensation	—	—	17.3	—	—	—	—	—	—	17.3
Investment by noncontrolling interests	—	—	—	—	—	—	—	—	12.2	12.2
Changes in noncontrolling interest	—	—	(2.2)	—	—	—	—	—	2.2	—
Purchases and retirement of common stock	(4,413,250)	—	(212.5)	—	—	—	—	—	—	(212.5)
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	—	—	—	—	(2.6)	—	—	(2.6)	—	(2.6)
Net loss recognized due to settlement	—	—	—	—	0.4	—	—	0.4	—	0.4
Net gain recognized due to curtailment	—	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Net actuarial loss arising during year	—	—	—	—	(62.9)	—	—	(62.9)	—	(62.9)
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	1.1	—	—	1.1	—	1.1
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	8.6	—	—	8.6	—	8.6
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	(6.7)	(6.7)	—	(6.7)
Change in cumulative translation adjustment	—	—	—	—	—	80.8	—	80.8	1.6	82.4
Balance, December 31, 2016	79,465,393	0.8	103.3	4,113.6	(304.5)	(1,128.4)	(8.7)	(1,441.6)	61.1	2,837.2
Net income	—	—	—	186.4	—	—	—	—	2.9	189.3
Payment of dividends to shareholders	—	—	—	(44.5)	—	—	—	—	—	(44.5)
Issuance of restricted stock	12,066	—	0.8	—	—	—	—	—	—	0.8
Issuance of stock awards	54,309	—	(2.2)	—	—	—	—	—	—	(2.2)
SSARs exercised	92,521	—	(4.4)	—	—	—	—	—	—	(4.4)
Stock compensation	—	—	39.1	—	—	—	—	—	—	39.1
Investment by noncontrolling interests	—	—	—	—	—	—	—	—	0.5	0.5
Purchases and retirement of common stock	(70,464)	—	—	—	—	—	—	—	—	—
Adjustment related to the adoption of ASU 2016-09	—	—	—	(1.7)	—	—	—	—	—	(1.7)
Defined benefit pension plans, net of taxes:
Net loss recognized due to settlement	—	—	—	—	0.2	—	—	0.2	—	0.2
Net actuarial gain arising during year	—	—	—	—	6.6	—	—	6.6	—	6.6
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	1.3	—	—	1.3	—	1.3
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	11.3	—	—	11.3	—	11.3
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	4.0	4.0	—	4.0
Change in cumulative translation adjustment	—	—	—	—	—	56.6	—	56.6	1.2	57.8
Balance, December 31, 2017	79,553,825	0.8	136.6	4,253.8	(285.1)	(1,071.8)	(4.7)	(1,361.6)	65.7	3,095.3
Net income (loss)	—	—	—	285.5	—	—	—	—	(1.8)	283.7
Payment of dividends to shareholders	—	—	—	(47.1)	—	—	—	—	—	(47.1)
Issuance of restricted stock	12,629	—	0.8	—	—	—	—	—	—	0.8
Issuance of stock awards	75,604	—	(3.1)	—	—	—	—	—	—	(3.1)
SSARs exercised	14,881	—	(0.6)	—	—	—	—	—	—	(0.6)
Stock compensation	—	—	45.5	—	—	—	—	—	—	45.5
Investment by noncontrolling interests	—	—	—	—	—	—	—	—	1.0	1.0
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Purchases and retirement of common stock	(3,120,184)	—	(169.0)	(15.3)	—	—	—	—	—	(184.3)
Adjustment related to the adoption of ASU 2014-09	—	—	—	0.4	—	—	—	—	—	0.4
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	—	—	—	—	(7.0)	—	—	(7.0)	—	(7.0)
Net loss recognized due to settlement	—	—	—	—	0.9	—	—	0.9	—	0.9
Net actuarial loss arising during year	—	—	—	—	(4.2)	—	—	(4.2)	—	(4.2)
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	1.3	—	—	1.3	—	1.3
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	11.7	—	—	11.7	—	11.7
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	6.1	6.1	—	6.1
Change in cumulative translation adjustment	—	—	—	—	—	(202.6)	—	(202.6)	(4.2)	(206.8)
Balance, December 31, 2018	76,536,755	$0.8	$10.2	$4,477.3	$(282.4)	$(1,274.4)	$1.4	$(1,555.4)	$60.6	$2,993.5
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$283.7	$189.3	$160.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	225.2	222.8	223.4
Amortization of intangibles	64.7	57.0	51.2
Stock compensation expense	46.3	38.2	18.1
Proceeds from termination of hedging instrument	—	—	7.3
Equity in net earnings of affiliates, net of cash received	(3.2)	41.2	(1.4)
Deferred income tax (benefit) provision	(14.7)	(14.1)	2.1
Loss on extinguishment of debt	24.5	—	—
Other	2.6	3.0	2.3
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	63.3	(34.7)	(4.5)
Inventories, net	(214.3)	(196.0)	(33.1)
Other current and noncurrent assets	(85.6)	(36.6)	(98.7)
Accounts payable	(24.3)	123.5	62.8
Accrued expenses	161.3	149.0	47.0
Other current and noncurrent liabilities	66.4	35.0	(67.2)
Total adjustments	312.2	388.3	209.3
Net cash provided by operating activities	595.9	577.6	369.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(203.3)	(203.9)	(201.0)
Proceeds from sale of property, plant and equipment	3.2	4.1	2.4
Purchase of businesses, net of cash acquired	—	(293.1)	(383.8)
Investment in consolidated affiliates, net of cash acquired	—	—	(11.8)
Investments in unconsolidated affiliates	(5.8)	(0.8)	(4.5)
Other	0.4	—	0.4
Net cash used in investing activities	(205.5)	(493.7)	(598.3)
Cash flows from financing activities:
Proceeds from debt obligations	5,257.5	3,513.9	3,117.9
Repayments of debt obligations	(5,433.6)	(3,639.7)	(2,622.4)
Purchases and retirement of common stock	(184.3)	—	(212.5)
Payment of dividends to stockholders	(47.1)	(44.5)	(42.5)
Payment of minimum tax withholdings on stock compensation	(4.0)	(6.9)	(2.0)
Payment of debt issuance costs	(2.7)	—	(2.5)
Investments by noncontrolling interests, net	0.9	0.5	0.4
Net cash (used in) provided by financing activities	(413.3)	(176.7)	236.4
Effects of exchange rate changes on cash and cash equivalents	(18.7)	30.8	(4.6)
(Decrease) increase in cash and cash equivalents	(41.6)	(62.0)	3.0
Cash and cash equivalents, beginning of year	367.7	429.7	426.7
Cash and cash equivalents, end of year	$326.1	$367.7	$429.7

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Operations and Summary of Significant Accounting Policies

Business

AGCO Corporation and subsidiaries (“AGCO” or the “Company”) is a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. The Company sells a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment, seeding and tillage equipment, implements, and grain storage and protein production systems. The Company’s products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names including: Challenger®, Fendt®, GSI®, Massey Ferguson® and Valtra®. The Company distributes most of its products through a combination of approximately 4,050 independent dealers and distributors as well as the Company utilizes associates and licensees to provide a distribution channel for its products. In addition, the Company provides retail financing through its finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., or “Rabobank.”

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

The Company has a wholly-owned subsidiary in Argentina that manufactures and distributes agricultural equipment and replacement parts within Argentina. As of June 30, 2018, on the basis of currently available data related to inflation indices and as a result of the devaluation of the Argentine peso relative to the United States dollar, the Argentinian economy was determined to be highly inflationary. A highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. As a result of this designation and based on the guidance in ASC 830, the Company changed the functional currency of its wholly-owned subsidiary from the Argentinian peso to the U.S. dollar effective July 1, 2018. For the year-ended ended December 31, 2018, the Company’s wholly-owned subsidiary in Argentina had net sales of approximately $92.6 million and total assets of

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

approximately $104.5 million as of December 31, 2018. The monetary assets and liabilities denominated in the Argentine peso were approximately $28.0 million and approximately $13.6 million, respectively, as of December 31, 2018. The monetary assets and liabilities were remeasured based on current published exchange rates.

Cash and Cash Equivalents

Cash at December 31, 2018 and 2017 of $290.5 million and $317.0 million, respectively, consisted primarily of cash on hand and bank deposits. The Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2018 and 2017 of $35.6 million and $50.7 million, respectively, consisted primarily of money market deposits, certificates of deposits and overnight investments.

Accounts and Notes Receivable

Accounts and notes receivable arise from the sale of equipment and replacement parts to independent dealers, distributors or other customers. In the United States and Canada, amounts due from sales to dealers are immediately due upon a retail sale of the underlying equipment by the dealer with the exception of sales of grain storage and protein production systems as discussed further below. If not previously paid by the dealer in the United States and Canada, installment payments are required generally beginning after the interest-free period with the remaining outstanding equipment balance generally due within 12 months after shipment or delivery. These interest-free periods vary by product and generally range from one to 12 months. In limited circumstances, the Company provides sales terms, and in some cases, interest-free periods that are longer than 12 months for certain products. These are typically specified programs predominately in the United States and Canada, that allow for interest-free periods and due dates of up to 24 months for certain products depending on the year of the sale and the dealer or distributor’s ordering or sales volume during the preceding year. Interest generally is charged at or above prime lending rates on the outstanding receivable balances after shipment or delivery and after interest-free periods. Sales terms of some highly seasonal products provide for payment and due dates based on a specified date during the year regardless of the shipment date. Equipment sold to dealers in the United States and Canada is paid in full on average within 12 months of shipment. Sales of replacement parts generally are payable within 30 days of shipment, with terms for some larger, seasonal stock orders generally requiring payment within six months of shipment. Under normal circumstances, equipment may not be returned. In certain regions, with respect to most equipment sales, including the United States and Canada, the Company is obligated to repurchase equipment and replacement parts upon cancellation of a dealer or distributor contract. These obligations are required by national, state or provincial laws and require the Company to repurchase a dealer or distributor’s unsold inventory, including inventories for which the receivable already has been paid. Actual interest-free periods are shorter than described above because the equipment receivable from dealers or distributors in some countries, such as in the United States and Canada, is generally due immediately upon sale of the equipment to a retail customer as discussed above. Receivables can also be paid prior to terms specified in sales agreements. Under normal circumstances, interest is not forgiven and interest-free periods are not extended.

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

Sales of grain storage and protein production systems generally are payable within 30 days of shipment. In certain countries, sales of such systems in which the Company is responsible for construction or installation may be contingent upon customer acceptance, payment terms vary by market and product, with fixed payment schedules on all sales.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following summarizes by geographic region, as a percentage of our consolidated net sales, amounts with maximum interest-free periods as presented below (in millions):

Year Ended December 31, 2018	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
0 to 6 months	$1,639.6	$959.0	$5,368.0	$827.8	$8,794.4	94.0%
7 to 12 months	523.1	—	17.1	—	540.2	5.8%
13 to 24 months	17.4	—	—	—	17.4	0.2%
	$2,180.1	$959.0	$5,385.1	$827.8	$9,352.0	100.0%

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

The Company provides various volume bonus and sales incentive programs with respect to its products. These sales incentive programs include reductions in invoice prices, reductions in retail financing rates, dealer commissions and dealer incentive allowances. In most cases, incentive programs are established and communicated to the Company’s dealers on a quarterly basis. The incentives are paid either at the time of the cash settlement of the receivable (which is generally at the time of retail sale), at the time of retail financing, at the time of warranty registration, or at a subsequent time based on dealer purchase volumes. The incentive programs are product-line specific and generally do not vary by dealer. The cost of sales incentives associated with dealer commissions and dealer incentive allowances is estimated based upon the terms of the programs and historical experience, is based on a percentage of the sales price, and estimates for sales incentives are made and recorded at the time of sale for existing incentive programs using the expected value method. These estimates are reassessed each reporting period and are revised in the event of subsequent modifications to incentive programs, as they are communicated to dealers. The related provisions and accruals are made on a product or product-line basis and are monitored for adequacy and revised at least quarterly in the event of subsequent modifications to the programs. Interest rate subsidy payments, which are a reduction in retail finance rates, are recorded in the same manner as dealer commissions and dealer incentive allowances. Volume discounts are estimated and recognized based on historical experience, and related reserves are monitored and adjusted based on actual dealer purchase volumes and the dealer’s progress towards achieving specified cumulative target levels. All incentive programs are recorded and presented as a reduction of revenue, due to the fact that the Company does not receive a distinct good or service in exchange for the consideration provided. In the United States and Canada, reserves for incentive programs related to accounts receivable not sold to Company’s U.S. and Canadian finance joint ventures are recorded as “accounts receivable allowances” within the Company’s Consolidated Balance Sheets due to the fact that the incentives are paid through a reduction of future cash settlement of the receivable. Globally, reserves for incentive programs that will be paid in cash or credit memos, as is the case with most of the Company’s volume discount programs, as well as sales with incentives associated with accounts receivable sold to its finance joint ventures, are recorded within “Accrued expenses” within the Company’s Consolidated Balance Sheets.

Accounts and notes receivable are shown net of allowances for sales incentive discounts available to dealers and for doubtful accounts. Cash flows related to the collection of receivables are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows. Accounts and notes receivable allowances at December 31, 2018 and 2017 were as follows (in millions):

	2018	2017
Sales incentive discounts	$24.2	$33.1
Doubtful accounts	31.7	38.7
	$55.9	$71.8

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

receivables under the provisions of Accounting Standards Update (“ASU”) 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” Cash payments made to the Company’s finance joint ventures for sales incentive discounts provided to dealers related to outstanding accounts receivables sold are recorded within “Accrued expenses”.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is current replacement cost (by purchase or by reproduction, dependent on the type of inventory). In cases where market exceeds net realizable value (i.e., estimated selling price less reasonably predictable costs of completion and disposal), inventories are stated at net realizable value. Market is not considered to be less than net realizable value reduced by an allowance for an approximately normal profit margin. At December 31, 2018 and 2017, the Company had recorded $156.6 million and $165.7 million, respectively, as an adjustment for surplus and obsolete inventories. These adjustments are reflected within “Inventories, net” within the Company’s Consolidated Balance Sheets.

Inventories, net at December 31, 2018 and 2017 were as follows (in millions):

	2018	2017
Finished goods	$660.4	$684.1
Repair and replacement parts	587.3	605.9
Work in process	217.5	178.7
Raw materials	443.5	404.2
Inventories, net	$1,908.7	$1,872.9

Cash flows related to the sale of inventories are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows.

Recoverable Indirect Taxes

The Company’s Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from the Company’s sales in the Brazilian market. The Company regularly assesses the recoverability of these tax credits, and establishes reserves when necessary against them, through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from the Company’s ongoing operations. The Company believes that these tax credits, net of established reserves, are realizable. The Company had recorded approximately $156.0 million and $152.3 million, respectively, of VAT tax credits, net of reserves, as of December 31, 2018 and 2017.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, plant and equipment, net at December 31, 2018 and 2017 consisted of the following (in millions):

	2018	2017
Land	$125.3	$130.6
Buildings and improvements	769.0	792.0
Machinery and equipment	2,374.7	2,391.6
Furniture and fixtures	148.6	147.6
Gross property, plant and equipment	3,417.6	3,461.8
Accumulated depreciation and amortization	(2,044.5)	(1,976.5)
Property, plant and equipment, net	$1,373.1	$1,485.3

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

The results of the Company’s goodwill and long-lived assets impairment analyses conducted as of October 1, 2018, 2017 and 2016 indicated that no reduction in the carrying amount of the Company’s goodwill and long-lived assets was required.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the carrying amount of goodwill during the years ended December 31, 2018, 2017 and 2016 are summarized as follows (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Balance as of December 31, 2015	$518.7	$114.4	$411.2	$70.2	$1,114.5
Acquisitions	25.2	—	196.4	47.6	269.2
Foreign currency translation	—	24.4	(25.7)	(6.0)	(7.3)
Balance as of December 31, 2016	543.9	138.8	581.9	111.8	1,376.4
Acquisitions	67.2	—	17.4	—	84.6
Foreign currency translation	—	(2.4)	71.7	11.1	80.4
Balance as of December 31, 2017	611.1	136.4	671.0	122.9	1,541.4
Adjustments	—	—	8.4	—	8.4
Foreign currency translation	—	(19.7)	(29.8)	(4.8)	(54.3)
Balance as of December 31, 2018	$611.1	$116.7	$649.6	$118.1	$1,495.5

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

For the years ended December 31, 2018, 2017 and 2016, acquired intangible asset amortization was $64.7 million, $57.0 million and $51.2 million, respectively. The Company estimates amortization of existing intangible assets will be $61.2 million in 2019, $60.3 million in 2020, $58.3 million in 2021, $57.8 million in 2022, and $55.6 million in 2023.

The Company has previously determined that two of its trademarks have an indefinite useful life. The Massey Ferguson trademark has been in existence since 1952 and was formed from the merger of Massey-Harris (established in the 1890’s) and Ferguson (established in the 1930’s). The Massey Ferguson brand is currently sold in approximately 110 countries worldwide, making it one of the most widely sold tractor brands in the world. The Company also has identified the Valtra trademark as an indefinite-lived asset. The Valtra trademark has been in existence since the late 1990’s, but is a derivative of the Valmet trademark which has been in existence since 1951. The Valmet name transitioned to the Valtra name over a period of time in the marketplace. The Valtra brand is currently sold in over 75 countries around the world. Both the Massey Ferguson brand and the Valtra brand are primary product lines of the Company’s business, and the Company plans to use these trademarks for an indefinite period of time. The Company plans to continue to make investments in product development to enhance the value of these brands into the future. There are no legal, regulatory, contractual, competitive, economic or other factors that the Company is aware of or that the Company believes would limit the useful lives of the trademarks. The Massey Ferguson and Valtra trademark registrations can be renewed at a nominal cost in the countries in which the Company operates.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the carrying amount of acquired intangible assets during 2018 and 2017 are summarized as follows (in millions):

	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2016	$179.2	$558.0	$122.1	$8.5	$867.8
Acquisitions	19.5	24.4	28.1	—	72.0
Foreign currency translation	9.7	18.0	9.8	0.6	38.1
Balance as of December 31, 2017	208.4	600.4	160.0	9.1	977.9
Foreign currency translation	(5.0)	(14.1)	(4.2)	(0.5)	(23.8)
Balance as of December 31, 2018	$203.4	$586.3	$155.8	$8.6	$954.1

	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2016	$49.7	$233.0	$59.5	$2.7	$344.9
Amortization expense	10.3	38.5	8.0	0.2	57.0
Foreign currency translation	1.4	8.2	5.9	0.1	15.6
Balance as of December 31, 2017	61.4	279.7	73.4	3.0	417.5
Amortization expense	13.7	40.7	10.1	0.2	64.7
Foreign currency translation	(1.7)	(9.6)	(2.8)	(0.2)	(14.3)
Balance as of December 31, 2018	$73.4	$310.8	$80.7	$3.0	$467.9

Trademarks and Trade Names
Indefinite-lived intangible assets:
Balance as of December 31, 2016	$84.4
Foreign currency translation	4.2
Balance as of December 31, 2017	88.6
Foreign currency translation	(1.7)
Balance as of December 31, 2018	$86.9

Accrued Expenses

Accrued expenses at December 31, 2018 and 2017 consisted of the following (in millions):

	2018	2017
Reserve for volume discounts and sales incentives	$537.7	$489.1
Warranty reserves	308.6	273.6
Accrued employee compensation and benefits	286.2	283.3
Accrued taxes	137.8	135.4
Other	252.1	226.5
	$1,522.4	$1,407.9

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Warranty Reserves

The warranty reserve activity for the years ended December 31, 2018, 2017 and 2016 consisted of the following (in millions):

	2018	2017	2016
Balance at beginning of the year	$316.0	$255.6	$230.3
Acquisitions	—	5.1	3.7
Accruals for warranties issued during the year	230.5	215.9	214.6
Settlements made (in cash or in kind) during the year	(174.7)	(183.1)	(188.7)
Foreign currency translation	(10.9)	22.5	(4.3)
Balance at the end of the year	$360.9	$316.0	$255.6

The Company’s agricultural equipment products generally are under warranty against defects in materials and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $52.3 million and $42.4 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively.

The Company recognizes recoveries of the costs associated with warranties it provides when the collection is probable. When specifics of the recovery have been agreed upon with the Company’s suppliers through confirmation of liability for the recovery, the Company records the recovery within “Accounts and notes receivable, net.”  Estimates of the amount of warranty claim recoveries to be received from the Company’s suppliers based upon contractual supplier arrangements are recorded within “Other current assets.”

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

Stock Incentive Plans

Stock compensation expense was recorded as follows (in millions). Refer to Note 10 for additional information regarding the Company’s stock incentive plans during 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Cost of goods sold	$2.3	$2.8	$1.5
Selling, general and administrative expenses	44.3	35.6	16.9
Total stock compensation expense	$46.6	$38.4	$18.4

Research and Development Expenses

Research and development expenses are expensed as incurred and are included in engineering expenses in the Company’s Consolidated Statements of Operations.

Advertising Costs

The Company expenses all advertising costs as incurred. Cooperative advertising costs normally are expensed at the time the revenue is earned. Advertising expenses for the years ended December 31, 2018, 2017 and 2016 totaled approximately $42.3 million, $40.0 million and $44.9 million, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Shipping and Handling Expenses

All shipping and handling fees charged to customers are included as a component of net sales. Shipping and handling costs are included as a part of cost of goods sold, with the exception of certain handling costs included in selling, general and administrative expenses in the amount of $37.9 million, $35.4 million and $30.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Interest Expense, Net

Interest expense, net for the years ended December 31, 2018, 2017 and 2016 consisted of the following (in millions):

	2018	2017	2016
Interest expense	$61.9	$54.5	$65.4
Interest income	(8.1)	(9.4)	(13.3)
	$53.8	$45.1	$52.1

The Company repurchased its 5 7/8% senior notes due December 1, 2021 during 2018, and as a result, recorded approximately $24.5 million in a loss on extinguishment of debt reflected in “Interest expense, net”. This was offset by approximately $4.7 million of accelerated amortization of a deferred gain related to a terminated interest rate swap agreement associated with the senior notes. Refer to Note 7 for further information.

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

A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share during the years ended December 31, 2018, 2017 and 2016 is as follows (in millions, except per share data):

	2018	2017	2016
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$285.5	$186.4	$160.1
Weighted average number of common shares outstanding	78.8	79.5	81.4
Basic net income per share attributable to AGCO Corporation and subsidiaries	$3.62	$2.34	$1.97
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$285.5	$186.4	$160.1
Weighted average number of common shares outstanding	78.8	79.5	81.4
Dilutive SSARs, performance share awards and restricted stock units	0.9	0.7	0.3
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	79.7	80.2	81.7
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$3.58	$2.32	$1.96

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SSARs to purchase 0.5 million shares, 0.3 million shares and 1.1 million shares of the Company’s common stock were outstanding for the years ended December 31, 2018, 2017 and 2016, respectively, but were not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss), defined as the total of net income (loss) and all other non-owner changes in equity, and the components thereof in its Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Comprehensive Income. The components of other comprehensive (loss) income and the related tax effects for the years ended December 31, 2018, 2017 and 2016 are as follows (in millions):

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2018			2018
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$0.8	$1.9	$2.7	$—
Net gain on derivatives	7.6	(1.5)	6.1	—
Foreign currency translation adjustments	(202.6)	—	(202.6)	(4.2)
Total components of other comprehensive loss	$(194.2)	$0.4	$(193.8)	$(4.2)

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2017			2017
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$24.2	$(4.8)	$19.4	$—
Net gain on derivatives	4.1	(0.1)	4.0	—
Foreign currency translation adjustments	56.6	—	56.6	1.2
Total components of other comprehensive income	$84.9	$(4.9)	$80.0	$1.2

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2016			2016
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$(68.2)	$12.7	$(55.5)	$—
Net loss on derivatives	(6.8)	0.1	(6.7)	—
Foreign currency translation adjustments	80.8	—	80.8	1.6
Total components of other comprehensive income	$5.8	$12.8	$18.6	$1.6

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-14, “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). The standard revises the annual disclosure requirements by removing disclosures no longer considered cost beneficial, clarifying specific requirements of disclosures and adding certain disclosures identified as relevant. ASU 2018-14 is effective for annual periods beginning after December 15, 2020. The standard should be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company early adopted the standard for the year ended December 31, 2018. The standard did not have an impact on the Company’s results of operations, financial condition and cash flows.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). The standard revises the disclosure requirements by removing disclosures no longer considered cost beneficial, modifying specific requirements of disclosures and adding certain disclosures identified as relevant. ASU 2018-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted. Certain amendments of the standard should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments of the standard should be applied retrospectively to all periods presented. The standard will not have an impact on the Company’s results of operations, financial condition and cash flows.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows for the election to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act (the “2017 Tax Act”) on items within accumulated other comprehensive income (loss) to retained earnings. These disproportionate income tax effect items are referred to as “stranded tax effects.” The amendments within ASU 2018-02 only relate to the reclassification of the income tax effects of the 2017 Tax Act. Certain disclosures are required in the period of adoption as to whether an entity has elected to reclassify the stranded tax effects. ASU 2018-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The standard should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. corporate income tax rate in the 2017 Tax Act is recognized. Early adoption is permitted for any interim or annual period. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations, financial condition and cash flows, but does not expect the impact to be material.

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), which aligns an entity’s risk management activities and financial reporting for hedge relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments include 1) the ability to apply hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk, 2) new alternatives for measuring the hedged item for fair value hedges of interest rate risk, 3) elimination of the requirement to separately measure and report hedge ineffectiveness, 4) requirement to present the earnings effect of the hedging instrument in the same income statement line in which the earnings effect of the hedged item is reported and 5) less stringent requirements for effectiveness testing, hedge documentation and applying the critical terms match method. ASU 2017-12 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods using a prospective approach. Early adoption is permitted for any interim or annual period. The amendments should be applied to existing hedging relationships on the date of adoption. The Company adopted the standard on January 1, 2018. The standard did not have a material impact on the Company’s results of operations, financial condition and cash flows.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires the service cost component of net periodic pension and postretirement benefit cost be included in the same line item as other compensation costs arising from services rendered by employees. The other components of net periodic pension and postretirement benefit cost are required to be classified outside the subtotal of income from operations. Of the components of net periodic pension and postretirement benefit cost, only the service cost component will be eligible for asset capitalization. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, using a retrospective approach for the presentation of the service cost component and other components of net periodic pension and postretirement benefit cost in the statement of operations; and a prospective approach for the capitalization of the service cost component of net periodic pension and postretirement benefit cost in assets. Early adoption is permitted for any interim or annual period. ASU 2017-07 allows a practical expedient for applying the retrospective presentation requirements.The Company adopted ASU 2017-07 on January 1, 2018 and restrospectively applied the standard to the presentation of the other components of net periodic pension and postretirement benefit costs in the Company’s Consolidated Statements of Operations. As part of the adoption, the Company elected to use the practical expedient, which allowed the Company to use the information previously disclosed as the basis for applying the retrospective presentation requirements of the standard. For the year ended December 31, 2017 and 2016, the Company reclassified approximately $1.1 million of expense and $1.4 million of income related to the other components of net periodic pension and postretirement costs from “Selling, general and administrative expenses” and “Engineering expenses” to “Other expenses, net” as a result of the retrospective application of ASU 2017-07.

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

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash” (“ASU 2016-18”). which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim period within those annual periods using a retrospective approach. Early adoption is permitted in any interim or annual period. The Company adopted ASU 2016-18 on January 1, 2018. The adoption did not have a material impact on its cash flows.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”), which requires recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the standard eliminates the exception to the recognition of current and deferred income taxes for an intra-entity asset transfer other than for inventory until the asset has been sold to an outside party. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods using a modified retrospective approach. Early adoption is permitted in any interim or annual period. The Company adopted ASU 2016-16 on January 1, 2018. The adoption did not have a material impact on its results of operations, financial condition and cash flows.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods as the adoption of the standard relates to the Company.  However, the standard does not have to be adopted by the Company’s finance joint ventures until annual periods beginning after December 15, 2020, and interim periods within those annual periods. This standard will likely impact the results of operations and financial condition of the Company’s finance joint ventures and as a result, will likely impact the Company’s “Investment in affiliates” and “Equity in net earnings of affiliates”

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

upon adoption. The Company’s finance joint ventures are currently evaluating the standard’s impact to their results of operations and financial condition.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which superseded the existing lease guidance under current U.S. GAAP. ASU 2016-02 is based on the principle that entities should recognize assets and liabilities arising from leases. The new standard does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard and leases continue to be classified as finance or operating. ASU 2016-02’s primary change is the requirement for entities to recognize a lease liability for payments and a right-of-use (“ROU”) asset representing the right to use the leased asset during the term of an operating lease arrangement. Lessees were permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of 12 months or less. Lessors’ accounting under the new standard was largely unchanged from the previous accounting standard. In addition, ASU 2016-02 expanded the disclosure requirements of lease arrangements. The new standard was effective for reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Upon adoption, lessees and lessors were required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, “Targeted Improvements”, which allowed for a new, optional transition method that provided the option to use the effective date as the date of initial application on transition. Under this option, the comparative periods would continue to apply the legacy guidance in ASC 840, including the disclosure requirements, and a cumulative effect adjustment would be recognized in the period of adoption rather than the earliest period presented.  Under this transition option, comparative reporting would not be required and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The Company has completed the design of new processes and internal controls, which included the implementation of a software solution and the evaluation of the Company’s population of leased assets to assess the effect of the new guidance on the Company’s financial statements. The Company adopted the new guidance effective January 1, 2019 using a modified retrospective approach through a cumulative effect adjustment to “Retained earnings” as of the beginning of the period of adoption. The new standard provided a number of optional practical expedients in transition. The Company elected the “package of practical expedients” which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The new standard has a material impact on the Company’s Consolidated Balance Sheets related to the recognition of new ROU assets and lease liabilities for operating leases, as well as providing new disclosures about the Company’s leasing activities. The Company does not expect material changes in its leasing activities subsequent to adoption. Based on the Company’s current lease portfolio, the adoption of the standard as of January 1, 2019 is expected to result in ROU assets and liabilities ranging from $195.0 million to $215.0 million. The Company has elected the short-term lease exemption for all leases with a term of 12 months or less for both existing and ongoing leases. The Company elected the practical expedient to separate lease and non-lease components for a majority of its leases, other than real estate and office equipment leases.

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

The Company has various promotional and annual return programs with respect to the sale of replacement parts whereby the Company’s dealers, distributors and other customers can return specified replacement parts pursuant to such programs. The Company previously recognized revenue for the sale of replacement parts and recorded a corresponding provision for the amount of expected returns at the time of sale. Pursuant to the adoption of ASU 2014-09, the Company recognized a contract asset for the right to recover returned replacement parts at cost, reflected within “Other current assets” in

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Company’s Consolidated Balance Sheets. Conversely, the provision for expected returns is recorded at the sales value of expected returns, reflected as a contract liability within “Accrued expenses.”  The Company’s estimates of returns are based on the terms of the promotional and annual return programs and anticipated returns in the future.

The following table summarizes the impact of adopting ASU 2014-09 on the Company’ s Consolidated Balance Sheet as of December 31, 2018 (in millions):

	As Reported	Balances Without Adoption of ASU 2014-09	Increase (Decrease) Due to Adoption
Assets
Accounts and notes receivable, net	$880.3	$880.1	$0.2
Other current assets	422.3	410.9	11.4
Total current assets	3,537.4	3,525.8	11.6
Other assets	142.4	141.6	0.8
Total assets	7,626.4	7,614.0	12.4

Liabilities and Stockholders’ Equity
Accrued expenses	$1,522.4	$1,508.3	$14.1
Total current liabilities	2,766.7	2,752.6	14.1
Other noncurrent liabilities	251.4	249.1	2.3
Total liabilities	4,632.9	4,616.5	16.4
Retained earnings	4,477.3	4,481.3	(4.0)
Total stockholder’s equity	2,993.5	2,997.5	(4.0)
Total liabilities and stockholder’s equity	7,626.4	7,614.0	12.4

The impact of adopting ASU 2014-09 on the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended December 31, 2018 was not material.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.    Acquisitions

On October 2, 2017, the Company acquired the hay and forage division of the Lely Group (“Lely”) for approximately €80.2 million (or approximately $94.6 million), net of cash acquired of approximately €10.1 million (or approximately $11.9 million). The Lely acquisition, with manufacturing locations in northern Germany, will allow the Company to expand its product offering of hay and forage equipment, including balers and loader wagons. The acquisition was financed by the Company’s credit facility (Note 7).

The fair values of the assets acquired and liabilities assumed as of the acquisition date are presented in the following table (in millions):

Current assets	$87.0
Property, plant and equipment	17.8
Intangible assets	7.6
Goodwill	25.8
Total assets acquired	138.2

Current liabilities	23.5
Long-term liabilities	8.2
Total liabilities assumed	31.7
Net assets acquired	$106.5

The acquired identifiable intangible assets of Lely as of the date of the acquisition are summarized in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Customer relationships	$3.0	5	years
Technology	3.0	12	years
Trademarks	1.6	10	years
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
	$27.5

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.    Restructuring Expenses

Beginning in 2014 through 2018, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities and various administrative offices located in Europe, South America, China and the United States in order to reduce costs in response to softening global market demand and lower production volumes. The aggregate headcount reduction was approximately 3,370 employees between 2014 and 2017. During 2018, the Company recorded severance and related costs associated with further rationalizations in connection with the termination of approximately 520 employees. The components of the restructuring expenses are summarized as follows (in millions):

	Write-down of Property, Plant and Equipment	Employee Severance	Facility Closure Costs	Total
Balance as of December 31, 2015	$—	$16.9	$—	$16.9
2016 provision	—	11.0	1.0	12.0
2016 provision reversal	—	(0.1)	—	(0.1)
2016 cash activity	—	(13.1)	(0.2)	(13.3)
Foreign currency translation	—	(0.2)	—	(0.2)
Balance as of December 31, 2016	—	14.5	0.8	15.3
2017 provision	0.2	12.4	—	12.6
Less: Non-cash expense	(0.2)	—	—	(0.2)
Cash expense	—	12.4	—	12.4
2017 provision reversal	—	(1.4)	—	(1.4)
2017 cash activity	—	(16.0)	(0.8)	(16.8)
Foreign currency translation	—	1.4	—	1.4
Balance as of December 31, 2017	—	10.9	—	10.9
2018 provision	0.3	13.8	—	14.1
Less: Non-cash expense	(0.3)	—	—	(0.3)
Cash expense	—	13.8	—	13.8
2018 provision reversal	—	(2.1)	—	(2.1)
2018 cash activity	—	(14.4)	—	(14.4)
Foreign currency translation	—	(1.1)	—	(1.1)
Balance as of December 31, 2018	$—	$7.1	$—	$7.1

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.    Accounts Receivable Sales Agreements

At December 31, 2018 and 2017, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. As of December 31, 2018 and 2017, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.4 billion and $1.3 billion, respectively.

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
Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Consolidated Statements of Operations, were approximately $36.0 million, $39.2 million and $19.5 million during 2018, 2017 and 2016, respectively.

The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of December 31, 2018 and 2017, these finance joint ventures had approximately $82.5 million and $41.6 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

5.    Investments in Affiliates

Investments in affiliates as of December 31, 2018 and 2017 were as follows (in millions):

	2018	2017
Finance joint ventures	$358.7	$373.7
Manufacturing joint ventures	26.3	20.1
Other affiliates	15.0	15.2
	$400.0	$409.0

The Company’s finance joint ventures are located in the United States, Canada, Europe, Brazil, Argentina and Australia, and provide retail financing and wholesale financing to the Company’s retail customers and dealers, respectively. Refer to Note 14 for further information. The Company’s manufacturing joint ventures consist of Groupement International De Mecanique Agricole SA (“GIMA”) (a joint venture with a third-party manufacturer to purchase, design and manufacture components for agricultural equipment in France), a joint venture with third-party manufacturer to assemble tractors in Algeria and a joint venture with a third-party manufacturer to manufacture protein production equipment in China. The other joint ventures represent investments in farm equipment manufacturers, an electronic and software system manufacturer, distributors and licensees.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s equity in net earnings of affiliates for the years ended December 31, 2018, 2017 and 2016 were as follows (in millions):

	2018	2017	2016
Finance joint ventures	$34.7	$39.9	$45.5
Manufacturing and other joint ventures	(0.4)	(0.8)	2.0
	$34.3	$39.1	$47.5

Summarized combined financial information of the Company’s finance joint ventures as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 were as follows (in millions):

	As of December 31,
	2018	2017
Total assets	$7,643.5	$8,440.0
Total liabilities	6,911.5	7,677.3
Partners’ equity	732.0	762.7

	For the Years Ended December 31,
	2018	2017	2016
Revenues	$305.2	$305.7	$297.4
Costs	201.1	183.0	159.0
Income before income taxes	$104.1	$122.7	$138.4

The majority of the assets of the Company’s finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies. AGCO has a 49% interest in the Company’s finance joint ventures (Note 14).

At December 31, 2018 and 2017, the Company’s receivables from affiliates were approximately $12.9 million and $23.4 million, respectively. The receivables from affiliates are reflected within “Accounts and notes receivable, net” within the Company’s Consolidated Balance Sheets.

The portion of the Company’s retained earnings balance that represents undistributed retained earnings of equity method investees was approximately $326.9 million and $321.9 million as of December 31, 2018 and 2017, respectively.

6.    Income Taxes

The sources of income before income taxes and equity in net earnings of affiliates were as follows for the years ended December 31, 2018, 2017 and 2016 (in millions):

	2018	2017	2016
United States	$(126.0)	$(141.6)	$(150.0)
Foreign	486.3	425.4	354.9
Income before income taxes and equity in net earnings of affiliates	$360.3	$283.8	$204.9

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The provision (benefit) for income taxes by location of the taxing jurisdiction for the years ended December 31, 2018, 2017 and 2016 consisted of the following (in millions):

	2018	2017	2016
Current:
United States:
Federal	$(9.1)	$20.3	$(24.3)
State	1.2	0.6	0.2
Foreign	133.5	126.8	114.2
	125.6	147.7	90.1
Deferred:
United States:
Federal	—	0.9	21.9
State	—	—	—
Foreign	(14.7)	(15.0)	(19.8)
	(14.7)	(14.1)	2.1
	$110.9	$133.6	$92.2

On December 22, 2017, The Tax Cuts and Jobs Act (“the 2017 Tax Act”) was enacted in the United States. During the three months ended December 31, 2017, the Company recorded a tax provision of approximately $42.0 million in accordance with Staff Accounting Bulletin No. 118, which provided SEC Staff guidance for the application of ASC 740 “Income Taxes,” in the reporting period in which the 2017 Tax Act was enacted. The $42.0 million tax provision recorded included a provisional income tax charge related to a one-time transition tax associated with the mandatory deemed repatriation of unremitted foreign earnings. The tax provision also included a provisional income tax charge associated with the income tax consequences related to the expected future repatriation of certain underlying foreign earnings, as historically, the Company had considered them to be permanently reinvested. The remaining balance of the tax provision primarily related to the remeasurement of certain net deferred tax assets using the lower enacted U.S. Corporate tax rate, as well as other miscellaneous related impacts. During the three months ended December 31, 2018, the Company finalized its calculations related to the 2017 Tax Act and recorded an income tax benefit of approximately $8.5 million.

A reconciliation of income taxes computed at the United States federal statutory income tax rate (21% for 2018 (from 35 percent to 21 percent), and 35% for 2017 and 2016) to the provision for income taxes reflected in the Company’s Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016 is as follows (in millions):

	2018	2017	2016
Provision for income taxes at United States federal statutory rate	$75.7	$99.3	$71.7
State and local income taxes, net of federal income tax effects	(6.0)	(5.7)	(6.0)
Taxes on foreign income which differ from the United States statutory rate	(0.3)	(57.7)	(44.5)
Tax effect of permanent differences	26.7	60.6	14.4
Change in valuation allowance	24.6	(1.4)	37.9
Change in tax contingency reserves	8.5	3.8	23.4
Research and development tax credits	(8.5)	(5.0)	(3.8)
Impacts related to the 2017 Tax Act	(8.4)	42.0	—
Other	(1.4)	(2.3)	(0.9)
	$110.9	$133.6	$92.2

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The significant components of the deferred tax assets and liabilities at December 31, 2018 and 2017 were as follows (in millions):

	2018	2017
Deferred Tax Assets:
Net operating loss carryforwards	$74.5	$83.4
Sales incentive discounts	58.8	60.2
Inventory valuation reserves	36.3	34.4
Pensions and postretirement health care benefits	47.6	52.2
Warranty and other reserves	98.6	92.2
Research and development tax credits	3.1	2.9
Foreign tax credits	9.7	10.4
Other	21.6	19.2
Total gross deferred tax assets	350.2	354.9
Valuation allowance	(83.9)	(81.9)
Total net deferred tax assets	266.3	273.0
Deferred Tax Liabilities:
Tax over book depreciation and amortization	214.3	229.1
Investment in affiliates	42.8	53.9
Other	20.6	8.3
Total deferred tax liabilities	277.7	291.3
Net deferred tax liabilities	$(11.4)	$(18.3)
Amounts recognized in Consolidated Balance Sheets:
Deferred tax assets - noncurrent	$104.9	$112.2
Deferred tax liabilities - noncurrent	(116.3)	(130.5)
	$(11.4)	$(18.3)

The Company recorded a net deferred tax liability of $11.4 million and $18.3 million as of December 31, 2018 and December 31, 2017, respectively. As reflected in the preceding table, the Company had a valuation allowance against its gross deferred tax assets of approximately $83.9 million and $81.9 million as of December 31, 2018 and 2017, respectively.
The Company maintains a valuation allowance to fully reserve its net deferred tax assets in the United States and certain foreign jurisdictions. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies and determined that all adjustments to the valuation allowance were appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize its remaining net deferred tax assets, net of the valuation allowance, in future years.

The Company had net operating loss carryforwards of $249.6 million as of December 31, 2018, with expiration dates as follows: 2019 - $19.5 million; 2020 - $18.8 million; 2021 - $22.9 million and thereafter or unlimited - $188.4 million. The net operating loss carryforwards of $249.6 million were entirely in tax jurisdictions outside of the United States.

The Company paid income taxes of $101.6 million, $111.2 million and $106.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018 and 2017, the Company had $166.1 million and $163.4 million, respectively, of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. At December 31, 2018 and 2017, the Company had approximately $58.5 million and $61.8 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrued approximately $5.6 million and $4.6 million of interest and penalties related to unrecognized

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tax benefits in its provision for income taxes during 2018 and 2017, respectively. At December 31, 2018 and 2017, the Company had accrued interest and penalties related to unrecognized tax benefits of $27.2 million and $23.0 million, respectively.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as of and during the years ended December 31, 2018 and 2017 is as follows (in millions):

	2018	2017
Gross unrecognized income tax benefits	$163.4	$139.9
Additions for tax positions of the current year	3.8	16.4
Additions for tax positions of prior years	13.1	4.8
Reductions for tax positions of prior years for:
Changes in judgments	(1.6)	1.4
Settlements during the year	(0.7)	(0.4)
Lapses of applicable statute of limitations	(4.4)	(14.4)
Foreign currency translation	(7.5)	15.7
Gross unrecognized income tax benefits	$166.1	$163.4

The Company and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of December 31, 2018, a number of income tax examinations in foreign jurisdictions were ongoing. It is possible that certain of these ongoing examinations may be resolved within 12 months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized income tax benefits balance may materially change within the next 12 months. Due to the number of jurisdictions and issues involved and the uncertainty regarding the timing of any settlements, the Company is unable at this time to provide a reasonable estimate of such change that may occur within the next 12 months. Although there are ongoing examinations in various federal and state jurisdictions, the 2015 through 2018 tax years generally remain subject to examination in the United States by applicable authorities. In the Company’s significant foreign jurisdictions, primarily the United Kingdom, France, Germany, Switzerland, Finland and Brazil, the 2013 through 2018 tax years generally remain subject to examination by their respective tax authorities. In Brazil, the Company is contesting disallowed deductions related to the amortization of certain goodwill amounts (Note 12).

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    Indebtedness

Long-term debt consisted of the following at December 31, 2018 and 2017 (in millions):

	December 31, 2018	December 31, 2017
1.056% Senior term loan due 2020(1)	$228.7	$239.8
Senior term loan due 2022(1)	171.5	119.9
Credit facility, expires 2023(1)	114.4	471.2
Senior term loans due between 2019 and 2028(1)	815.3	449.7
5 7/8% Senior notes due 2021	—	305.3
Other long-term debt	132.2	131.6
Debt issuance costs	(2.6)	(4.0)
	1,459.5	1,713.5
Less: Current portion of other long-term debt	(120.4)	(95.4)
Senior term loans due 2019	(63.8)	—
Total indebtedness, less current portion	$1,275.3	$1,618.1
____________________________________
(1) Maturity dates are reflected as of December 31, 2018.

At December 31, 2018, the aggregate scheduled maturities of long-term debt, excluding the current portion of long-term debt, are as follows (in millions):

2020	$230.9
2021	303.2
2022	173.6
2023	397.5
Thereafter	170.1
$1,275.3

Cash payments for interest were approximately $35.2 million, $55.2 million and $58.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Current Indebtedness

1.056% Senior Term Loan

In December 2014, the Company entered into a term loan with the European Investment Bank (“EIB”), which provided the Company with the ability to borrow up to €200.0 million. The €200.0 million (or approximately $228.7 million as of December 31, 2018) of funding was received on January 15, 2015 with a maturity date of January 15, 2020. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.056% per annum, payable quarterly in arrears. The term loan contain covenants regarding, among other things, the incurrence of indebtedness and the making of certain payments, as well as commitments regarding amounts of future research and development expenses in Europe, and is subject to acceleration in the events of default. The Company also has to fulfill financial covenants with respect to a net leverage ratio and interest coverage ratio.

Senior Term Loan Due 2022

In October 2018, the Company entered in a term loan agreement with Rabobank in the amount of €150.0 million (or approximately $171.5 million as of December 31, 2018). The Company has the ability to prepay the term loan before its maturity date on October 28, 2022. Interest is payable on the term loan quarterly in arrears at an annual rate, equal to the EURIBOR plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit Facility

In October 2018, the Company entered into a multi-currency revolving credit facility of $800.0 million. The maturity date of the credit facility is October 17, 2023. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on the Company’s credit rating. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of December 31, 2018, the Company had approximately $114.4 million of outstanding borrowings under the credit facility and the ability to borrow approximately $685.6 million under the facility.

The Company’s former revolving credit and term loan facility consisted of an $800.0 million multi-currency revolving credit facility and a €312.0 million term loan facility. The maturity date of the former credit facility was June 26, 2020. Under the former credit facility agreement, interest accrued on amounts outstanding, at the Company’s option, depending on the currency borrowed, at either (1) LIBOR or EURIBOR plus a margin ranging from 1.0% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0% plus a margin ranging from 0.0% to 0.25% based on the Company’s leverage ratio. The credit facility contained covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and was subject to acceleration in the event of a default. The Company also had to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As is more fully described in Note 11, the Company entered into an interest rate swap in 2015 to convert the term loan facility’s floating interest rate to a fixed interest rate of 0.33% plus the applicable margin over the remaining life of the term loan facility. In connection with the closing of new credit facility in October 2018, the Company repaid its outstanding €312.0 million (or approximately $360.8 million) term loan under the former revolving credit and term loan facility. The Company recorded approximately $0.9 million in “Interest expense, net,”associated with the write-off of deferred debt issuance costs associated with the repayment. As of December 31, 2017, $471.2 million was outstanding under the Company’s former multi-currency revolving credit facility with approximately $97.0 million outstanding under the multi-currency revolving credit facility and €312.0 million (or approximately $374.2 million) outstanding under the term loan facility.

During 2015, the Company designated its €312.0 million term loan facility as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. See Note 11 for additional information about the net investment hedge.

Senior Term Loans Due Between 2019 and 2028
In October 2016, the Company borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements, and in August 2018, the Company borrowed an additional aggregate amount of indebtedness of €338.0 million through a group of another seven related term loan agreements. Proceeds from the borrowings were used to repay borrowings under the Company’s former revolving credit facility.

In aggregate, the Company has indebtedness of €713.0 million (or approximately $815.3 million as of December 31, 2018) through a group of fourteen related term loan agreements as discussed above. The provisions of the term loan agreements are identical in nature, with the exception of interest rate terms and maturities. The Company has the ability to prepay the term loans before their maturity dates. For the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 0.70% to 2.26% and a maturity date between October 2019 and August 2028. For the term loans with a floating interest rate, interest is payable in arrears on a semi-annual basis, with interest rates based on the EURIBOR plus a margin ranging from 0.70% to 1.25% and a maturity date between October 2019 and August 2025. The term loans contain covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of default.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Former Indebtedness
In April 2016, the Company entered into two term loan agreements with Rabobank, in the amount of €100.0 million and €200.0 million, respectively. The provisions of the two term loans were identical in nature. In December 2017, the Company repaid its €200.0 million (or approximately $239.8 million) term loan and in October 2018, in connection with the new term loan agreement with Rabobank discussed above, the Company repaid its €100.0 million (or approximately $113.2 million) term loan. The Company had the ability to prepay the term loans before their maturity date on April 26, 2021. Interest was payable on the term loans per annum, paid quarterly in arrears, equal to the EURIBOR plus a margin ranging from 1.0% to 1.75% based on the Company’s net leverage ratio. The Company also had to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

5 7/8% Senior Notes

The Company’s 5 7/8% senior notes due December 1, 2021 constituted senior unsecured indebtedness. Interest was payable on the notes semi-annually in arrears. At any time prior to September 1, 2021, the Company could redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date at the treasury rate plus 0.5%, plus accrued and unpaid interest, including additional interest, if any. Beginning September 1, 2021, the Company could redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any. As is more fully described in Note 11, the Company entered into an interest rate swap in 2015 to convert the senior notes’ fixed interest rate to a floating interest rate over the remaining life of the senior notes. During the second quarter of 2016, the Company terminated the interest rate swap. As a result, the Company recorded a deferred gain of approximately $7.3 million associated with the termination, which was being amortized as a reduction to “Interest expense, net” over the remaining term of the 5 7/8% senior notes through December 1, 2021.

In May 2018, the Company completed a cash tender offer to purchase any and all of its outstanding 5 7/8% senior notes at a cash purchase price of $1,077.50 per $1,000.00 of senior notes. As a result of the tender offer, the Company repurchased approximately $185.9 million of principal amount of the senior notes for approximately $200.3 million, plus accrued interest. The repurchase resulted in a loss on extinguishment of debt of approximately $15.7 million, including associated fees. In October 2018, the Company repurchased the remaining principal amount of the senior notes of approximately $114.1 million for approximately $122.5 million, plus accrued interest. The repurchase resulted in a loss on extinguishment of debt of approximately $8.8 million, including associated fees. As a result of the repurchase of the 5 7/8% senior notes, the Company recorded a cumulative amount of approximately $4.7 million of accelerated amortization of the deferred gain related to the terminated interest rate swap instrument associated with the senior notes. The losses on extinguishment as well as the accelerated amortization were reflected in “Interest expense, net,” for the year ended December 31, 2018.
As of December 31, 2017, the unamortized portion of the deferred gain was approximately $5.3 million. The amortization for 2018 and 2017 was approximately $5.3 million and $1.3 million, respectively.
Subsequent Indebtedness
In December 2018, the Company entered into a term loan with the EIB, which provided the Company with the ability to borrow up to €250.0 million. The €250.0 million (or approximately $284.6 million) of funding was received on January 25, 2019 with a maturity date of January 24, 2025. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears. The term loan contain covenants regarding, among other things, the incurrence of indebtedness and the making of certain payments, as well as commitments regarding amounts of future research and development expenses in Europe, and is subject to acceleration in the events of default. The Company also has to fulfill financial covenants with respect to a net leverage ratio and interest coverage ratio.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Standby Letters of Credit and Similar Instruments
The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2018 and 2017, outstanding letters of credit totaled $14.1 million and $15.2 million, respectively.

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

Net annual pension costs for the years ended December 31, 2018, 2017 and 2016 for the Company’s defined benefit pension plans and ENPP are set forth below (in millions):

Pension benefits	2018	2017	2016
Service cost	$16.6	$17.1	$16.2
Interest cost	19.9	20.6	24.6
Expected return on plan assets	(34.0)	(35.9)	(38.8)
Amortization of net actuarial losses	13.8	13.4	10.0
Amortization of prior service cost	1.2	1.2	1.0
Net loss recognized due to settlement	0.9	0.2	0.4
Net gain recognized due to curtailment	—	—	(0.1)
Net annual pension cost	$18.4	$16.6	$13.3

The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense, net” in the Company’s Consolidated Statements of Operations. Refer to Note 1 for further information.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted average assumptions used to determine the net annual pension costs for the Company’s defined benefit pension plans and ENPP for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
All plans:
Weighted average discount rate	2.5%	2.7%	3.6%
Weighted average expected long-term rate of return on plan assets	5.4%	5.8%	6.8%
Rate of increase in future compensation	1.8%-5.0%	1.5%-5.0%	2.0%-5.0%
U.S.-based plans:
Weighted average discount rate	3.70%	4.25%	4.60%
Weighted average expected long-term rate of return on plan assets(1)	6.0%	6.0%	6.0%
Rate of increase in future compensation(2)	5.0%	5.0%	5.0%
___________________________________

(1)	Applicable for U.S. funded, qualified plans.

(2)	Applicable for U.S. unfunded, nonqualified plan.

For the Company’s cash balance plans with promised interest crediting rates, the weighted-average interest crediting rate was 1.0% and 0.75% for 2018 and 2017, respectively.

Net annual postretirement benefit costs, and the weighted average discount rate used to determine them, for the years ended December 31, 2018, 2017 and 2016 are set forth below (in millions, except percentages):

Postretirement benefits	2018	2017	2016
Service cost	$0.1	$0.1	$—
Interest cost	1.4	1.4	1.4
Amortization of net actuarial losses	0.1	0.1	—
Amortization of prior service cost	0.2	0.2	0.2
Net annual postretirement benefit cost	$1.8	$1.8	$1.6
Weighted average discount rate	4.9%	5.3%	5.1%

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth reconciliations of the changes in benefit obligation, plan assets and funded status as of December 31, 2018 and 2017 (in millions):

	Pension and ENPP Benefits		Postretirement Benefits
Change in benefit obligation	2018	2017	2018	2017
Benefit obligation at beginning of year	$916.7	$849.8	$30.2	$28.6
Service cost	16.6	17.1	0.1	0.1
Interest cost	19.9	20.6	1.4	1.4
Plan participants’ contributions	1.2	1.1	—	—
Actuarial (gains) losses	(55.2)	0.5	(4.2)	1.8
Amendments	8.5	—	—	—
Settlements	(1.5)	(0.7)	—	—
Benefits paid	(45.9)	(42.6)	(1.4)	(1.6)
Other	1.9	—	—	—
Foreign currency exchange rate changes	(39.1)	70.9	(0.8)	(0.1)
Benefit obligation at end of year	$823.1	$916.7	$25.3	$30.2

	Pension and ENPP Benefits		Postretirement Benefits

Change in plan assets	2018	2017	2018	2017
Fair value of plan assets at beginning of year	$691.8	$601.7	$—	$—
Actual return on plan assets	(32.4)	47.3	—	—
Employer contributions	36.8	30.3	1.4	1.6
Plan participants’ contributions	1.2	1.1	—	—
Benefits paid	(45.9)	(42.6)	(1.4)	(1.6)
Settlements	(1.5)	(0.7)	—	—
Foreign currency exchange rate changes	(32.9)	54.7	—	—
Fair value of plan assets at end of year	$617.1	$691.8	$—	$—
Funded status	$(206.0)	$(224.9)	$(25.3)	$(30.2)
Unrecognized net actuarial losses (gains)	356.7	360.1	(0.6)	3.8
Unrecognized prior service cost	19.5	12.2	3.1	3.2
Accumulated other comprehensive loss	(376.2)	(372.3)	(2.5)	(7.0)
Net amount recognized	$(206.0)	$(224.9)	$(25.3)	$(30.2)

Amounts recognized in Consolidated Balance Sheets:
Other long-term asset	$0.1	$—	$—	$—
Other current liabilities	(3.8)	(3.9)	(1.5)	(1.6)
Accrued expenses	(2.9)	(2.3)	$—	$—
Pensions and postretirement health care benefits (noncurrent)	(199.4)	(218.7)	(23.8)	(28.6)
Net amount recognized	$(206.0)	$(224.9)	$(25.3)	$(30.2)

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s ENPP and defined pension and postretirement benefit plans during the years ended December 31, 2018 and 2017 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2016	$(404.8)	$(100.3)	$(304.5)
Net loss recognized due to settlement	0.3	0.1	0.2
Net actuarial gain arising during the year	9.0	2.4	6.6
Amortization of prior service cost	1.4	0.1	1.3
Amortization of net actuarial losses	13.5	2.2	11.3
Accumulated other comprehensive loss as of December 31, 2017	$(380.6)	$(95.5)	$(285.1)
Prior service cost arising during the year	(8.5)	(1.5)	(7.0)
Net loss recognized due to settlement	1.0	0.1	0.9
Net actuarial loss arising during the year	(7.0)	(2.8)	(4.2)
Amortization of prior service cost	1.4	0.1	1.3
Amortization of net actuarial losses	13.9	2.2	11.7
Accumulated other comprehensive loss as of December 31, 2018	$(379.8)	$(97.4)	$(282.4)

As of December 31, 2018, the Company’s accumulated other comprehensive loss included unrecognized net actuarial losses of approximately $356.7 million compared to $360.1 million as of December 31, 2017 related to the Company’s defined benefit pension plans and ENPP. The decrease in unrecognized net actuarial losses between years primarily resulted from higher discount rates at December 31, 2018 compared to December 31, 2017. The unrecognized net actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. For some of the Company’s defined benefit pension plans, these losses, to the extent they exceed 10% of the greater of the plan’s liabilities or the fair value of assets (“the gain/loss corridor”), will be amortized on a straight-line basis over the periods discussed as follows. For the Company’s U.S. salaried, U.S. hourly and U.K. defined benefit pension plans, the population covered is predominantly inactive participants, and losses related to those plans, to the extent they exceed the gain/loss corridor, will be amortized over the average remaining lives of those participants while covered by the respective plan. As of December 31, 2018, the average amortization period was 16 years for the Company’s U.S. defined benefit pension plans and 19 years for the Company’s U.K. defined benefit pension plan. For the Company’s ENPP, the population is predominantly active participants, and losses related to the plan will be amortized over the average future working lifetime of the active participants expected to receive benefits. As of December 31, 2018, the average amortization period was eight for the Company’s ENPP. Unrecognized prior service cost related to the Company’s defined benefit pension plans was approximately $19.5 million as of December 31, 2018 compared to approximately $12.2 million as of December 31, 2017. The increase in the unrecognized prior service cost between years is due primarily to the newly required uniformity of guaranteed minimum pension benefits for men and women related to the Company’s U.K. defined benefit plan, which resulted in an estimation of increased benefits for prior participant service. This requirement was as a result of a judgment by the U.K. High Court in October 2018 which provided clarity on the need to provide uniformity of benefits. The cost of this estimated impact will be amortized over a straight-line basis over the average remaining service period of active employees expected to receive benefits, or the average remaining lives of inactive participants, covered by the U.K. defined benefit plan.

As of December 31, 2018, the Company’s accumulated other comprehensive loss related to the Company’s U.S. and Brazilian postretirement health care benefit plans included unrecognized net actuarial gains of approximately $0.6 million as of December 31, 2018 compared to unrecognized net actuarial losses of approximately $3.8 million as of December 31, 2017, of which a loss of approximately $0.3 million and approximately $3.4 million, respectively, related to the Company’s U.S. postretirement benefit plans. The change from unrecognized net actuarial gains as of December 31, 2018 from unrecognized net actuarial losses in the prior year related to the Company’s Brazilian postretirement health care benefit plans primarily was due to lower discount rates as well as plan experience. The decrease in unrecognized net actuarial losses related to the Company’s U.S. postretirement benefit plans was primarily due to higher discount rates as of December 31, 2018 as compared to the previous year. The unrecognized net actuarial gains or losses will be impacted in future periods by discount rate changes, actual demographic experience, actual health care inflation and certain other factors. These gains or losses, to the extent they exceed the gain/loss corridor, will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits, or the average remaining lives of inactive participants, covered under the

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

postretirement benefit plans. As of December 31, 2018, the average amortization period was 12 years for the Company’s U.S. postretirement benefit plans. As of December 31, 2018, the net prior service cost related to the Company’s U.S. and Brazilian postretirement health care benefit plans was approximately $3.1 million compared to approximately $3.2 million as of December 31, 2017.

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans, ENPP and other postretirement plans with accumulated benefit obligations in excess of plan assets were $847.3 million, $798.5 million and $616.0 million, respectively, as of December 31, 2018, and $946.0 million, $891.2 million and $690.8 million, respectively, as of December 31, 2017. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s U.S.-based defined benefit pension plans and ENPP with accumulated benefit obligations in excess of plan assets were $124.7 million, $107.8 million and $36.8 million, respectively, as of December 31, 2018, and $129.6 million, $111.5 million and $36.6 million, respectively, as of December 31, 2017. The Company’s accumulated comprehensive loss as of December 31, 2018 reflects a reduction in equity of $378.7 million, net of taxes of $97.0 million, primarily related to the Company’s U.K. pension plan, in which the projected benefit obligation exceeded the plan assets. In addition, the Company’s accumulated comprehensive loss as of December 31, 2018 reflects a reduction in equity of approximately $1.1 million, net of taxes of $0.4 million, related to the Company’s GIMA joint venture. The amount represents 50% of GIMA’s unrecognized net actuarial losses and unrecognized prior service cost associated with its pension plan. In addition, GIMA recognized a net actuarial loss due to settlements during 2018 of approximately $0.1 million. The Company’s accumulated comprehensive loss as of December 31, 2017 reflected a reduction in equity of $379.3 million, net of taxes of $95.0 million, primarily related to the Company’s U.K. pension plan, in which the projected benefit obligation exceeded the plan assets. In addition, the Company’s accumulated comprehensive loss as of December 31, 2017 reflected a reduction in equity of approximately $1.3 million, net of taxes of $0.5 million, related to the Company’s GIMA joint venture. This amount represented 50% of GIMA’s unrecognized net actuarial losses and unrecognized prior service cost associated with its pension plan. In addition, GIMA recognized a net actuarial loss due to settlements during 2017 of approximately $0.1 million.

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

The weighted average assumptions used to determine the benefit obligation for the Company’s defined benefit pension plans and ENPP as of December 31, 2018 and 2017 are as follows:

	2018	2017
All plans:
Weighted average discount rate	2.8%	2.5%
Rate of increase in future compensation	1.75%-5.0%	1.75%-5.0%
U.S.-based plans:
Weighted average discount rate	4.35%	3.7%
Rate of increase in future compensation(1)	5.0%	5.0%
____________________________________

(1)	Applicable for U.S. unfunded, nonqualified plan.

The weighted average discount rate used to determine the benefit obligation for the Company’s postretirement benefit plans for the years ended December 31, 2018 and 2017 was 5.2% and 4.9%, respectively.

For the years ended December 31, 2018, 2017 and 2016, the Company used a globally consistent methodology to set the discount rate in the countries where its largest benefit obligations exist. In the United States, the United Kingdom and the Euro Zone, the Company constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of the Company’s benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the portfolio is constructed is consistent. In the United States, the bond

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, in which high-quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy the Company’s U.S. pension plans’ projected benefit payments. In the United Kingdom and the Euro Zone, the discount rate is derived using a “yield curve approach,” in which an individual spot rate, or zero coupon bond yield, for each future annual period is developed to discount each future benefit payment and, thereby, determine the present value of all future payments. The Company uses a spot yield curve to determine the discount rate applicable in the United Kingdom to measure the U.K. pension plan’s service cost and interest cost. Under the settlement and yield curve approaches, the discount rate is set to equal the single discount rate that produces the same present value of all future payments.

For measuring the expected U.S. postretirement benefit obligation at December 31, 2018, the Company assumed a 6.5% health care cost trend rate for 2019 decreasing to 5.0% by 2025. For measuring the expected U.S. postretirement benefit obligation at December 31, 2017, the Company assumed a 6.75% health care cost trend rate for 2018 decreasing to 5.0% by 2025. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2018, the Company assumed an 10.8% health care cost trend rate for 2019, decreasing to 5.0% by 2030. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2017, the Company assumed an 11.0% health care cost trend rate for 2018, decreasing to 5.3% by 2029.

The Company currently estimates its minimum contributions and benefit payments to its U.S.-based underfunded defined benefit pension plans and unfunded ENPP for 2019 will aggregate approximately $1.6 million. The Company currently estimates its minimum contributions for underfunded plans and benefit payments for unfunded plans for 2019 to its non-U.S.-based defined benefit pension plans will aggregate approximately $28.9 million, of which approximately $19.9 million relates to its U.K. pension plan. The Company currently estimates its benefit payments for 2019 to its U.S.-based postretirement health care and life insurance benefit plans will aggregate approximately $1.5 million and its benefit payments for 2019 to its Brazilian postretirement health care benefit plans will aggregate less than $0.1 million.

During 2018, approximately $47.4 million of benefit payments were made related to the Company’s defined benefit pension plans and ENPP. At December 31, 2018, the aggregate expected benefit payments for the Company’s defined benefit pension plans and ENPP are as follows (in millions):

2019	$46.4
2020	47.9
2021	51.2
2022	50.7
2023	51.6
2024 through 2028	280.6
$528.4

During 2018, approximately $1.4 million of benefit payments were made related to the Company’s U.S. and Brazilian postretirement benefit plans. At December 31, 2018, the aggregate expected benefit payments for the Company’s U.S. and Brazilian postretirement benefit plans are as follows (in millions):

2019	$1.5
2020	1.6
2021	1.6
2022	1.6
2023	1.7
2024 through 2028	8.5
$16.5

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investment Strategy and Concentration of Risk

The weighted average asset allocation of the Company’s U.S. pension benefit plans as of December 31, 2018 and 2017 are as follows:

Asset Category	2018	2017
Large and small cap domestic equity securities	19%	31%
International equity securities	8%	12%
Domestic fixed income securities	57%	43%
Other investments	16%	14%
Total	100%	100%

The weighted average asset allocation of the Company’s non-U.S. pension benefit plans as of December 31, 2018 and 2017 are as follows:

Asset Category	2018	2017
Equity securities	39%	40%
Fixed income securities	54%	53%
Other investments	7%	7%
Total	100%	100%

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of the Company’s pension assets as of December 31, 2018 is as follows (in millions):

	Total	Level 1	Level 2	Level 3
Equity securities:
Global equities	$104.4	$104.4	$—	$—
Non-U.S. equities	3.0	3.0	—	—
U.K. equities	112.4	112.4	—	—
U.S. large cap equities	4.5	4.5	—	—
U.S. small cap equities	2.4	2.4	—	—
Preferred securities	0.2	0.2
Total equity securities	226.9	226.9	—	—
Fixed income:
Aggregate fixed income	131.5	131.5	—	—
International fixed income	189.3	189.3	—	—
Total fixed income share(1)	320.8	320.8	—	—
Alternative investments:
Private equity fund	2.3	—	—	2.3
Hedge funds measured at net asset value(4)	31.8	—	—	—
Total alternative investments(2)	34.1	—	—	2.3
Miscellaneous funds(3)	28.2	—	—	28.2
Cash and equivalents measured at net asset value(4)	7.1	—	—	—
Total assets	$617.1	$547.7	$—	$30.5
______________________________________

(1)
36% of “fixed income” securities are in investment-grade corporate bonds; 27% are in government treasuries; 17% are in foreign securities; 13% are in high-yield securities; and 7% are in other various fixed income securities.

(2)
44% of “alternative investments” are in relative value funds; 22% are in long-short equity funds; 22% are in event-driven funds; 7% are distributed in hedged and non-hedged funds; and 5% are in credit funds.

(3)	“Miscellaneous funds” is comprised of insurance contracts in Finland, Norway and Switzerland.

(4)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

The following is a reconciliation of Level 3 assets as of December 31, 2018 (in millions):

	Total	Alternative Investments	Miscellaneous Funds
Beginning balance as of December 31, 2017	$27.8	$2.4	$25.4
Actual return on plan assets:
(a) Relating to assets still held at reporting date	0.8	(0.2)	1.0
(b) Relating to assets sold during period	—	—	—
Purchases, sales and /or settlements	3.2	0.1	3.1
Foreign currency exchange rate changes	(1.3)	—	(1.3)
Ending balance as of December 31, 2018	$30.5	$2.3	$28.2

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of the Company’s pension assets as of December 31, 2017 is as follows (in millions):

	Total	Level 1	Level 2	Level 3
Equity securities:
Global equities	$121.7	$121.7	$—	$—
Non-U.S. equities	4.3	4.3	—	—
U.K. equities	129.9	129.9	—	—
U.S. large cap equities	6.9	6.9	—	—
U.S. small cap equities	4.4	4.4	—	—
Total equity securities	267.2	267.2	—	—
Fixed income:
Aggregate fixed income	136.0	136.0	—	—
International fixed income	214.4	214.4	—	—
Total fixed income share(1)	350.4	350.4	—	—
Alternative investments:
Private equity fund	2.4	—	—	2.4
Hedge funds measured at net asset value(4)	34.8	—	—	—
Total alternative investments(2)	37.2	—	—	2.4
Miscellaneous funds(3)	25.4	—	—	25.4
Cash and equivalents measured at net asset value(4)	11.6	—	—	—
Total assets	$691.8	$617.6	$—	$27.8
_______________________________________

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

The investment strategy for the plans’ portfolio of assets balances the requirement to generate returns with the need to control risk. The asset mix is recognized as the primary mechanism to influence the reward and risk structure of the pension fund investments in an effort to accomplish the plans’ funding objectives. The overall investment strategy for the U.S.-based pension plans is to achieve a mix of approximately 15% of assets for the near-term benefit payments and 85% for longer-term

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

growth. The overall U.S. pension funds invest in a broad diversification of asset types. The Company’s U.S. target allocation of retirement fund investments is 21.5% large- and small-cap domestic equity securities, 8.5% international equity securities, 55% broad fixed income securities, 10% in alternative investments and 5% in cash and cash equivalents. The Company has noted that over very long periods, this mix of investments would achieve an average return of approximately 5.75%. In arriving at the choice of an expected return assumption of 5.5% for its U.S. plans for the year ended December 31, 2019, the Company has tempered this historical indicator with lower expectations for returns and changes to investments in the future as well as the administrative costs of the plans. The overall investment strategy for the non-U.S. based pension plans is to achieve a mix of approximately 30% of assets for the near-term benefit payments and 70% for longer-term growth. The overall non-U.S. pension funds invest in a broad diversification of asset types. The Company’s non-U.S. target allocation of retirement fund investments is 40% equity securities, 55% broad fixed income investments and 5% in alternative investments. The majority of the Company’s non-U.S. pension fund investments are related to the Company’s pension plan in the United Kingdom. The Company has noted that over very long periods, this mix of investments would achieve an average return of approximately 5.2%. In arriving at the choice of an expected return assumption of 4.75% for its U.K.-based plans for the year ended December 31, 2019, the Company has tempered this historical indicator with lower expectations for returns and changes to investments in the future as well as the administrative costs of the plans.

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

The Company maintains separate defined contribution plans covering certain employees, primarily in the United States, the United Kingdom and Brazil. Under the plans, the Company contributes a specified percentage of each eligible employee’s compensation. The Company contributed approximately $15.8 million, $15.1 million and $14.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

9.    Stockholders’ Equity

Common Stock

At December 31, 2018, the Company had 150,000,000 authorized shares of common stock with a par value of $0.01 per share, with approximately 76,536,755 shares of common stock outstanding and approximately 3,436,426 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “Plan”) (Note 10).

Share Repurchase Program

During 2012 through 2016, the Company’s Board of Directors approved several share repurchase authorizations under which the Company is permitted to repurchase up to $1,350.0 million of shares of its common stock.

During 2018 and 2016, the Company repurchased 3,120,184 and 4,413,250 shares of its common stock, respectively, for approximately $184.3 million and $212.5 million, respectively, either through Accelerated Share Repurchase (“ASR”) agreements with financial institutions or through open market transactions. During 2017, the Company received approximately 70,464 shares associated with the remaining balance of shares to be delivered under an ASR agreement that was completed in November 2016. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the Company’s Consolidated Balance Sheets.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2019, the Company entered into an ASR agreement with a financial institution to repurchase an aggregate of $30.0 million shares of its common stock. The Company received approximately 379,927 shares to date in this transaction. The specific number of shares the Company will ultimately repurchase will be determined at the completion of the term of the ASR based on the daily volume-weighted average share price of the Company’s common stock less an agreed-upon discount. Upon settlement of the ASR, the Company may be entitled to receive additional shares of common stock or, under certain circumstances, be required to remit a settlement amount. The Company expects that additional shares will be received by the Company upon final settlement of its current ASR agreement, which expires during the second quarter of 2019. All shares received under the ASR agreement discussed above were retired upon receipt and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the Company’s Consolidated Balance Sheets.

As of December 31, 2018, the remaining amount authorized to be repurchased is approximately $147.1 million, of which $115.7 million expires in December 2019 and $31.4 million has no expiration date.

Dividends

The Company’s Board of Directors has declared and the Company has paid quarterly cash dividends of $0.13 per common share beginning the first quarter of 2016, $0.14 per common share beginning the first quarter of 2017 and $0.15 per common share beginning the first quarter of 2018, respectively, and on January 25, 2019, the Company’s Board of Directors approved a quarterly dividend of $0.15 per common share beginning the first quarter of 2019.

The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the years ended December 31, 2018 and 2017 (in millions):

	Defined Benefit Pension Plans	Cumulative Translation Adjustment	Deferred Net Gains (Losses) on Derivatives	Total
Accumulated other comprehensive loss, December 31, 2016	$(304.5)	$(1,128.4)	$(8.7)	$(1,441.6)
Other comprehensive income before reclassifications	6.8	56.6	2.0	65.4
Net losses reclassified from accumulated other comprehensive loss	12.6	—	2.0	14.6
Other comprehensive income, net of reclassification adjustments	19.4	56.6	4.0	80.0
Accumulated other comprehensive loss, December 31, 2017	(285.1)	(1,071.8)	(4.7)	(1,361.6)
Other comprehensive loss before reclassifications	(10.3)	(202.6)	(1.1)	(214.0)
Net losses reclassified from accumulated other comprehensive loss	13.0	—	7.2	20.2
Other comprehensive income (loss), net of reclassification adjustments	2.7	(202.6)	6.1	(193.8)
Accumulated other comprehensive loss, December 31, 2018	$(282.4)	$(1,274.4)	$1.4	$(1,555.4)

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the years ended December 31, 2018 and 2017 (in millions):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Consolidated Statements of Operations
	Year ended December 31, 2018(1)	Year ended December 31, 2017(1)
Derivatives:
Net losses (gains) on foreign currency contracts	$2.3	$(0.2)	Cost of goods sold
Net losses on interest rate swap contract	6.3	2.4	Interest expense, net
Reclassification before tax	8.6	2.2
	(1.4)	(0.2)	Income tax provision
Reclassification net of tax	$7.2	$2.0

Defined benefit pension plans:
Amortization of net actuarial losses	$13.9	$13.5	Other expense, net(2)
Amortization of prior service cost	1.4	1.4	Other expense, net(2)
Reclassification before tax	15.3	14.9
	(2.3)	(2.3)	Income tax provision
Reclassification net of tax	$13.0	$12.6

Net losses reclassified from accumulated other comprehensive loss	$20.2	$14.6
____________________________________

(1)	Losses (gains) included within the Consolidated Statements of Operations for the years ended December 31, 2018 and 2017, respectively.

(2)
These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 8 to the Company’s Consolidated Financial Statements.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.    Stock Incentive Plan

Under the Plan, up to 10,000,000 shares of AGCO common stock may be issued. As of December 31, 2018, of the 10,000,000 shares reserved for issuance under the Plan, approximately 3,436,426 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, stock options, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Long-Term Incentive Plan and Related Performance Awards

The Company’s primary long-term incentive plan is a performance share plan that provides for awards of shares of the Company’s common stock based on achieving financial targets, such as targets for earnings per share, return on invested capital, operating margins and selling, general and administrative expenses and overhead levels, as determined by the Company’s Board of Directors. The stock awards under the Plan are earned over a performance period, and the number of shares earned is determined based on annual cumulative or average results for the specified period, depending on the measurement. Performance periods for the Company’s primary long-term incentive plan are consecutive and overlapping three-year cycles, and performance targets are set at the beginning of each cycle. The primary long-term incentive plan provides for participants to earn 33% to 200% of the target awards depending on the actual performance achieved, with no shares earned if performance is below the established minimum target. Awards earned under the Plan are paid in shares of common stock at the end of each three-year performance period. The percentage level achievement is determined annually, with the ultimate award that is earned determined based upon the average of the three annual percentages. The compensation expense associated with these awards is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned.

Compensation expense recorded during 2018, 2017 and 2016 with respect to awards granted was based upon the stock price as of the grant date. The weighted average grant-date fair value of performance awards granted under the Plan during 2018, 2017 and 2016 was as follows:

	Years Ended December 31,
	2018	2017	2016
Weighted average grant-date fair value	$71.40	$61.94	$47.93

During 2018, the Company granted 441,740 performance awards related to varying performance periods assuming the maximum target level of performance is achieved.

Performance award transactions during 2018 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Shares awarded but not earned at January 1	1,645,078
Shares awarded	441,740
Shares forfeited or unearned	(81,932)
Shares earned and vested	(1,066,024)
Shares awarded but not earned at December 31	938,862

Based on the level of performance achieved as of December 31, 2018, 839,090 shares were earned under the related performance period and 521,888 shares were issued in February 2019, net of 317,202 shares that were withheld for taxes related to the earned awards. The Plan allows for the participant to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state and employment taxes which would be payable at the time of grant.

During 2017, the Company recorded approximately $4.8 million of accelerated stock compensation expense associated with a stock award declined by the Company’s Chief Executive Officer.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2018, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $31.6 million, and the weighted average period over which it is expected to be recognized is approximately two years. This estimate is based on the current projected levels of performance of outstanding awards. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

Restricted Stock Units

During the year ended December 31, 2018, the Company granted 247,404 restricted stock unit (“RSU”) awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. The compensation expense associated with these awards is being amortized ratably over the requisite service period for the awards that are expected to vest. The weighted average grant-date fair value of the RSUs granted under the Plan during the year ended December 31, 2018 and 2017 was $63.99 and $61.99, respectively. RSU transactions during the year ended December 31, 2018 were as follows:

Shares awarded but not vested at January 1	237,468
Shares awarded	247,404
Shares forfeited	(11,695)
Shares vested	(120,202)
Shares awarded but not vested at December 31	352,975

As of December 31, 2018, the total compensation cost related to the unvested RSUs not yet recognized was approximately $14.2 million, and the weighted average period over which it is expected to be recognized is approximately two years.

Stock-settled Appreciation Rights

In addition to the performance share plans, certain executives and key managers are eligible to receive grants of SSARs. The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSARs at any time after the grant is vested but no later than seven years after the date of grant. The SSARs vest ratably over a four-year period from the date of grant. SSAR awards made to certain executives and key managers under the Plan are made with the base price equal to the price of the Company’s common stock on the date of grant. The Company recorded stock compensation expense of approximately $2.4 million, $3.0 million and $3.8 million associated with SSAR awards during 2018, 2017 and 2016, respectively. The compensation expense associated with these awards is being amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option pricing model.

The weighted average grant-date fair value of SSAR awards granted under the Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Weighted average grant-date fair value	$12.88	$11.45	$7.98
Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	3.0	3.0	3.0
Risk-free interest rate	2.2%	1.5%	1.1%
Expected volatility	23.7%	25.9%	25.9%
Expected dividend yield	0.8%	0.9%	1.1%

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SSAR transactions during the year ended December 31, 2018 were as follows:

SSARs outstanding at January 1	1,060,192
SSARs granted	157,700
SSARs exercised	(109,950)
SSARs canceled or forfeited	(8,350)
SSARs outstanding at December 31	1,099,592
SSAR price ranges per share:
Granted	$73.14
Exercised	43.39 - 63.47
Canceled or forfeited	43.88 - 63.47
Weighted average SSAR exercise prices per share:
Granted	$73.14
Exercised	51.01
Canceled or forfeited	53.68
Outstanding at December 31	55.58

At December 31, 2018, the weighted average remaining contractual life of SSARs outstanding was approximately four years. As of December 31, 2018, the total compensation cost related to unvested SSARs not yet recognized was approximately $3.8 million and the weighted-average period over which it is expected to be recognized is approximately two years.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price as of December 31, 2018:

	SSARs Outstanding			SSARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable as of December 31, 2018	Weighted Average Exercise Price
$43.88-$52.85	528,600	3.3	$45.90	318,675	$46.06
$55.07-$73.14	570,992	4.6	$64.54	202,192	$58.88
	1,099,592			520,867	$51.03

The total fair value of SSARs vested during 2018 was approximately $2.8 million. There were 578,725 SSARs that were not vested as of December 31, 2018. The total intrinsic value of outstanding and exercisable SSARs as of December 31, 2018 was $5.2 million and $3.1 million, respectively. The total intrinsic value of SSARs exercised during 2018 was approximately $1.5 million.

The excess tax benefit realized for tax deductions in the United States related to the exercise of SSARs, vesting of RSU awards and vesting of performance awards under the Plan was approximately $1.6 million for the year ended December 31, 2018. The excess tax benefit realized for tax deductions in the United States related to the exercise of SSARs and vesting of RSU awards under the Plan was approximately $0.1 million for the year ended December 31, 2017. The excess tax benefit realized for tax deductions in the United States related to the exercise of SSARs and vesting of RSU awards under the Plan was less than $0.1 million for the year ended December 31, 2016. The Company realized an insignificant tax benefit from the exercise of SSARs, vesting of performance awards and vesting of RSU awards in certain foreign jurisdictions during the years ended December 31, 2018, 2017 and 2016.

On January 22, 2019, the Company granted 273,665 performance award shares (subject to the Company achieving future target levels of performance), 243,600 SSARs and 131,116 RSUs under the Plan.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Director Restricted Stock Grants

Pursuant to the Plan, all non-employee directors receive annual restricted stock grants of the Company’s common stock. All restricted stock grants made to the Company’s directors are restricted as to transferability for a period of one year. In the event a director departs from the Company’s Board of Directors, the non-transferability period expires immediately. The plan allows each director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes that would be payable at the time of grant. The 2018 grant was made on April 26, 2018 and equated to 17,226 shares of common stock, of which 12,629 shares of common stock were issued, after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.1 million during 2018 associated with these grants.

11.    Derivative Instruments and Hedging Activities

The Company has significant manufacturing operations in the United States, France, Germany, Finland and Brazil, and it purchases a portion of its tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. The Company also sells products in approximately 140 countries throughout the world. The Company’s most significant transactional foreign currency exposures are the Euro, Brazilian real and the Canadian dollar in relation to the United States dollar, and the British pound in relation to the Euro.    The Company attempts to manage its transactional foreign exchange exposure by hedging foreign currency cash flow forecasts and commitments arising from the anticipated settlement of receivables and payables and from future purchases and sales. Where naturally offsetting currency positions do not occur, the Company hedges certain, but not all, of its exposures through the use of foreign currency contracts. The Company’s translation exposure resulting from translating the financial statements of foreign subsidiaries into United States dollars may be partially hedged from time to time. The Company’s most significant translation exposures are the Euro, the British pound and the Brazilian real in relation to the United States dollar. When practical, the translation impact is reduced by financing local operations with local borrowings.

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

During 2018, 2017 and 2016, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was $127.0 million and $96.8 million as of December 31, 2018 and 2017, respectively.

Interest Rate Swap Contract

The Company monitors the mix of short-term and long-term debt regularly. From time to time, the Company manages the risk to interest rate fluctuations through the use of derivative financial instruments. During 2015, the Company entered into an interest rate swap instrument with a notional amount of €312.0 million and an expiration date of June 26, 2020. The swap was designated and accounted for as a cash flow hedge. Under the swap agreement, the Company paid a fixed interest rate of 0.33% plus the applicable margin, and the counterparty to the agreement paid a floating interest rate based on the three-month EURIBOR. Changes in the fair value of the interest rate swap were recorded in accumulated other comprehensive loss and were subsequently reclassified into “Interest expense, net” as a rate adjustment in the same period in which the related interest on the Company’s floating rate term loan facility affected earnings. As a result of the Company’s new credit facility agreement entered into in October 2018 and the repayment of the €312.0 million (or approximately $360.8 million) term loan under the Company’s former revolving credit facility, as well as the change in the mix of the Company’s short-term and long-term debt, the Company terminated the interest rate swap instrument and recorded a loss of approximately $3.9 million which was recorded in “Interest expense, net” for the year ended December 31, 2018. Refer to Note 7 for further information.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and net income during 2018, 2017 and 2016 (in millions):

		Recognized in Net Income
	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	(Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2018
Foreign currency contracts(1)	$0.4	Cost of goods sold	$(2.2)	$7,355.3
Interest rate swap contract	(1.5)	Interest expense, net	(5.0)	53.8
Total	$(1.1)		$(7.2)
2017
Foreign currency contracts	$2.7	Cost of goods sold	$0.4	$6,541.2
Interest rate swap contract	(0.7)	Interest expense, net	(2.4)	45.1
Total	$2.0		$(2.0)
2016
Foreign currency contracts	$(2.6)	Cost of goods sold	$1.0	$5,895.0
Interest rate swap contract	(5.1)	Interest expense, net	(2.0)	52.1
Total	$(7.7)		$(1.0)

(1) The outstanding contracts as of December 31, 2018 range in maturity through December 2019.

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the years ended December 31, 2018, 2017 and 2016 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2015	$(3.3)	$(1.3)	$(2.0)
Net changes in fair value of derivatives	(7.8)	(0.1)	(7.7)
Net losses reclassified from accumulated other comprehensive loss into income	1.0	—	1.0
Accumulated derivative net losses as of December 31, 2016	(10.1)	(1.4)	(8.7)
Net changes in fair value of derivatives	1.9	(0.1)	2.0
Net losses reclassified from accumulated other comprehensive loss into income	2.2	0.2	2.0
Accumulated derivative net losses as of December 31, 2017	(6.0)	(1.3)	(4.7)
Net changes in fair value of derivatives	(1.0)	0.1	(1.1)
Net losses reclassified from accumulated other comprehensive loss into income	8.6	1.4	7.2
Accumulated derivative net gains as of December 31, 2018	$1.6	$0.2	$1.4

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value Hedges

The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. During 2016, the Company terminated an interest rate swap transaction with a notional amount of $300.0 million and received cash proceeds of approximately $7.3 million. The resulting gain was deferred and was being amortized as a reduction to “Interest expense, net” over the remaining term of the Company’s 5 7/8% senior notes through December 1, 2021. During 2018, the remaining unamortized gain was recognized primarily through accelerated amortization due to the repurchase of the 5 7/8% senior notes as is more fully described in Note 7.

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

During 2015, the Company designated its €312.0 million term loan facility with a maturity date of June 26, 2020 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. In October 2018, the Company repaid the term loan facility and the foreign currency denominated debt was de-designated as a net investment hedge. Refer to Note 7 for further information.

In January 2018, the Company entered into a cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap has an expiration date of January 19, 2021. At maturity of the cross currency swap contract, the Company will deliver the notional amount of approximately €245.7 million (or approximately $281.0 million as of December 31, 2018) and will receive $300.0 million from the counterparties. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swap.

The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	December 31, 2018	December 31, 2017
Foreign currency denominated debt	$—	$374.2
Cross currency swap contract	300.0	—

The following table summarizes the after-tax impact of changes in the fair value of the instrument designated as a net investment hedge (in millions):

	(Loss) Gain Recognized in Accumulated Other Comprehensive Loss for the Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Foreign currency denominated debt	$(14.4)	$(45.0)	$12.7
Cross currency swap contract	17.7	—	—

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Derivative Transactions Not Designated as Hedging Instruments

During 2018, 2017 and 2016, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of December 31, 2018 and 2017, the Company had outstanding foreign currency contracts with a notional amount of approximately $1,335.8 million and $1,701.4 million, respectively.

The following table summarizes the impact that changes in the fair value of derivatives not designated as hedging instruments had on net income (in millions):

		For the Years Ended
	Classification of (Loss) Gain	December 31, 2018	December 31, 2017	December 31, 2016
Foreign currency contracts	Other expense, net	$(1.4)	$38.3	$(5.7)

The table below sets forth the fair value of derivative instruments as of December 31, 2018 (in millions):

	Asset Derivatives as of December 31, 2018		Liability Derivatives as of December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.9	Other current liabilities	$0.4
Cross currency swap contract	Other noncurrent assets	17.7	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	5.1	Other current liabilities	6.2
Total derivative instruments		$24.7		$6.6

The table below sets forth the fair value of derivative instruments as of December 31, 2017 (in millions):

	Asset Derivatives as of December 31, 2017		Liability Derivatives as of December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Other current liabilities	$1.2
Interest rate contract	Other noncurrent assets	—	Other noncurrent liabilities	4.8
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	7.8	Other current liabilities	11.0
Total derivative instruments		$7.8		$17.0

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.    Commitments and Contingencies

The future payments required under the Company’s significant commitments, excluding indebtedness, as of December 31, 2018 are as follows (in millions):

	Payments Due By Period
	2019	2020	2021	2022	2023	Thereafter	Total
Interest payments related to indebtedness(1)	$15.0	$11.4	$10.6	$8.2	$5.2	$8.6	$59.0
Capital lease obligations	4.6	3.9	2.0	0.9	0.6	3.5	15.5
Operating lease obligations	46.7	39.5	32.6	26.0	21.7	85.5	252.0
Unconditional purchase obligations(2)	79.1	10.8	6.9	1.0	—	—	97.8
Other short-term and long-term obligations(3)	98.9	83.7	53.5	22.1	26.8	37.4	322.4
Total contractual cash obligations	$244.3	$149.3	$105.6	$58.2	$54.3	$135.0	$746.7
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

	Amount of Commitment Expiration Per Period
	2019	2020	2021	2022	2023	Thereafter	Total
Guarantees	$36.9	$4.7	$5.2	$3.6	$3.1	$0.7	$54.2

Off-Balance Sheet Arrangements

Guarantees

The Company maintains a remarketing agreement with its U.S. finance joint venture, AGCO Finance LLC, whereby the Company is obligated to repurchase up to $6.0 million of repossessed equipment each calendar year. The Company believes that any losses that might be incurred on the resale of this equipment will not materially impact the Company’s financial position or results of operations, due to the fair value of the underlying equipment.

At December 31, 2018, the Company has outstanding guarantees of indebtedness owed to third parties of approximately $40.6 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2023. Losses under such guarantees historically have been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations.

In addition, at December 31, 2018, the Company had accrued approximately $13.6 million of outstanding guarantees of minimum residual values that may be owed to its finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users.

Other

At December 31, 2018, the Company had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $1,462.8 million. The outstanding contracts as of December 31, 2018 range in maturity through December 2018 (Note 11).

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Total lease expense under noncancelable operating leases was $72.1 million, $73.0 million and $76.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Contingencies

In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2018, not including interest and penalties, was approximately 131.5 million Brazilian Reais (or approximately $33.9 million). The amount ultimately in dispute will be significantly greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017 are summarized below (in millions):

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$24.7	$—	$24.7
Derivative liabilities	$—	$6.6	$—	$6.6

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$7.8	$—	$7.8
Derivative liabilities	$—	$17.0	$—	$17.0

Cash and cash equivalents, accounts and notes receivable, and accounts payable are valued at their carrying amounts in the Company’s Consolidated Balance Sheets, due to the immediate or short-term maturity of these financial instruments.

The carrying amounts of long-term debt under the Company’s 1.056% senior term loan, senior term loans due 2022, credit facility and senior term loans due between 2019 and 2028 (Note 7) approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.

14.    Related Party Transactions

Rabobank, a financial institution based in the Netherlands, is a 51% owner in the Company’s finance joint ventures, which are located in the United States, Canada, Europe, Brazil, Argentina and Australia. Rabobank is also the principal agent and participant in the Company’s revolving credit facility (Note 7). The majority of the assets of the Company’s finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. During both 2018 and 2017, the Company did not make additional investments in its finance joint ventures. During 2016, the Company made a total of approximately $2.8 million of additional investments in its retail finance joint venture in the Netherlands, primarily related to additional capital required as a result of increased retail finance portfolios during 2016. During 2018 and 2017, the Company received dividends of approximately $29.4 million and $78.5 million, respectively, from certain of the Company’s finance joint ventures.

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

Tractors and Farm Equipment Limited (“TAFE”), in which the Company holds a 23.75% interest, manufactures and sells Massey Ferguson-branded equipment primarily in India, and also supplies tractors and components to the Company for sale in other markets. Mallika Srinivasan, who is the Chairman and Chief Executive Officer of TAFE, is currently a member of the Company’s Board of Directors. As of December 31, 2018, TAFE owned 12,150,152 shares of the Company’s common stock. The Company and TAFE are parties to an agreement pursuant to which, among other things, TAFE has agreed not to purchase in excess of 12,170,290 shares of the Company’s common stock, subject to certain adjustments, and the Company has agreed to annually nominate a TAFE representative to its Board of Directors. During 2018, 2017 and 2016, the Company purchased approximately $109.6 million, $102.0 million and $128.5 million, respectively, of tractors and components from TAFE. During 2018, 2017 and 2016, the Company sold approximately $1.8 million, $1.2 million and $1.1 million, respectively, of parts to TAFE. The Company received dividends from TAFE of approximately $1.8 million, during both 2018 and 2017, and $1.6 million during 2016.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2018, 2017 and 2016, the Company paid approximately $3.5 million, $7.2 million and $3.1 million, respectively, to PPG Industries, Inc. for painting materials used in the Company’s manufacturing processes. The Company’s Chairman, President and Chief Executive Officer is currently a member of the board of directors of PPG Industries, Inc.

During 2018, 2017 and 2016, the Company paid approximately $1.6 million, $1.5 million and $2.0 million, respectively, to Praxair, Inc. for propane, gas and welding, and laser consumables used in the Company’s manufacturing processes. The Company’s Chairman, President and Chief Executive Officer is currently a member of the board of directors of Praxair, Inc.

15.    Segment Reporting

Effective January 1, 2017, the Company modified its system of reporting, resulting from changes to its internal management and organizational structure, which changed its reportable segments from North America; South America; Europe/Africa/Middle East; and Asia/Pacific to North America; South America; Europe/Middle East; and Asia/Pacific/Africa. The Asia/Pacific/Africa reportable segment includes the regions of Africa, Asia, Australia and New Zealand, and the Europe/Middle East segment no longer includes certain markets in Africa. Effective January 1, 2017, these reportable segments are reflective of how the Company’s chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance. Disclosures for the years ended December 31, 2018, 2017 and 2016 have been adjusted to reflect the change in reportable segments.

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the years ended December 31, 2018, 2017 and 2016 based on the Company’s current reportable segments are as follows (in millions):

Years Ended December 31,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
2018
Net sales	$2,180.1	$959.0	$5,385.1	$827.8	$9,352.0
Income (loss) from operations	103.1	(10.1)	601.1	49.6	743.7
Depreciation	67.6	30.5	111.3	15.8	225.2
Assets	1,032.1	736.1	1,905.8	501.1	4,175.1
Capital expenditures	43.3	30.4	120.3	9.3	203.3
2017
Net sales	$1,876.7	$1,063.5	$4,614.3	$752.0	$8,306.5
Income from operations	66.9	15.4	493.3	48.8	624.4
Depreciation	61.5	30.5	113.0	17.8	222.8
Assets	1,064.1	752.1	2,074.4	499.4	4,390.0
Capital expenditures	59.1	43.0	92.9	8.9	203.9
2016
Net sales	$1,807.7	$917.5	$4,089.7	$595.6	$7,410.5
Income from operations	41.6	20.4	400.2	19.7	481.9
Depreciation	62.5	22.9	116.6	21.4	223.4
Assets	978.5	739.4	1,635.2	426.3	3,779.4
Capital expenditures	45.3	56.0	90.1	9.6	201.0

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	2018	2017	2016
Segment income from operations	$743.7	$624.4	$481.9
Corporate expenses	(133.7)	(116.2)	(114.9)
Stock compensation expense	(44.3)	(35.6)	(16.9)
Restructuring expenses	(12.0)	(11.2)	(11.9)
Amortization of intangibles	(64.7)	(57.0)	(51.2)
Consolidated income from operations	$489.0	$404.4	$287.0

Segment assets	$4,175.1	$4,390.0	$3,779.4
Cash and cash equivalents	326.1	367.7	429.7
Investments in affiliates	400.0	409.0	414.9
Deferred tax assets, other current and noncurrent assets	656.6	614.6	560.7
Intangible assets, net	573.1	649.0	607.3
Goodwill	1,495.5	1,541.4	1,376.4
Consolidated total assets	$7,626.4	$7,971.7	$7,168.4

Property, plant and equipment and amortizable intangible assets by country as of December 31, 2018 and 2017 was as follows (in millions):

	2018	2017
United States	$593.6	$647.9
Germany	371.5	405.5
Brazil	187.7	217.9
Finland	130.0	149.9
China	109.4	127.7
Denmark	108.7	125.7
Italy	115.1	123.0
France	75.6	66.0
Other	167.7	182.1
	$1,859.3	$2,045.7

16.    REVENUE

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

The amount of consideration the Company receives and the revenue recognized varies with certain sales incentives the Company offers to dealers and distributors. Estimates for sales incentives are made at the time of sale for existing incentive

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

programs using the expected value method. These estimates are revised in the event of subsequent modification to the incentive program. All incentive programs are recorded and presented as a reduction of revenue, due to the fact that the Company does not receive a distinct good or service in exchange for the consideration provided.

Dealers or distributors may not return equipment or replacement parts while its contract with the Company is in force, except for under established promotional and annual replacement parts return programs. At the time of sale, the Company estimates the amount of returns based on the terms of promotional and annual return programs and anticipated returns in the future.

Sales and other related taxes are excluded from the transaction price. Shipping and handling costs associated with freight are accounted for as fulfillment costs and are expensed at the time revenue is recognized in “Cost of goods sold” and “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

payment of consideration precedes the Company’s performance with respect to certain grain storage and protein production systems and where the performance obligation is satisfied over time and (4) unrecognized revenues where advance payment consideration precedes the Company’s performance with respect to technology services and where the performance obligation is satisfied over time.

Significant changes in the balance of contract assets and liabilities for the year ended December 31, 2018 were as follows (in millions):

Contract Assets
Year Ended December 31, 2018(1)
Balance at beginning of period	$10.1
Additions for expected returns of replacement parts sold during the period	21.0
Transfer of returned replacement parts to inventory	(18.8)
Foreign currency translation	(0.1)
Balance as of December 31, 2018	$12.2

Contract Liabilities
Year Ended December 31, 2018(1)
Balance at beginning of period	$104.4
Advance consideration received	124.9
Accrual for expected reimbursement of replacement parts sold during the period	52.3
Revenue recognized during the period for extended warranty contracts	(29.0)
Revenue recognized during the period related to installation of grain storage and protein production systems	(100.9)
Replacement part settlements made during the period	(45.7)
Foreign currency translation	(1.0)
Balance as of December 31, 2018	$105.0
____________________________________
(1) The beginning of the period is from the date of adoption of ASU 2014-09 or January 1, 2018.

The contract assets are classified as “Other current assets” and “Other assets”, and the contract liabilities are classified as either “Other current and noncurrent liabilities” or “Accrued expenses” in the Company’s Consolidated Balance Sheets.

Remaining Performance Obligations

The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2018 are $29.6 million in 2019, $21.1 million in 2020, $11.8 million in 2021, $5.8 million in 2022 and $1.8 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Disaggregated Revenue

Net sales for the year ended December 31, 2018 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East(1)	Asia/Pacific/Africa	Consolidated(1)
Primary geographical markets:
United States	$1,723.6	$—	$—	$—	$1,723.6
Canada	329.0	—	—	—	329.0
Germany	—	—	1,213.6	—	1,213.6
France	—	—	1,002.9	—	1,002.9
United Kingdom and Ireland	—	—	614.4	—	614.4
Finland and Scandinavia	—	—	826.5	—	826.5
Other Europe	—	—	1,627.8	—	1,627.8
South America	—	943.1	—	—	943.1
Middle East and Algeria	—	—	100.0	—	100.0
Africa	—	—	—	135.5	135.5
Asia	—	—	—	414.5	414.5
Australia and New Zealand	—	—	—	277.8	277.8
Mexico, Central America and Caribbean	127.5	15.9	—	—	143.4
	$2,180.1	$959.0	$5,385.1	$827.8	$9,352.0

Major products:
Tractors	$665.8	$599.1	$3,743.0	$353.2	$5,361.1
Replacement parts	298.7	91.0	880.3	76.0	1,346.0
Grain storage and protein production systems	570.3	70.1	187.6	285.5	1,113.5
Combines	63.1	104.0	143.2	9.4	319.7
Application equipment	225.6	34.1	27.3	18.7	305.7
Other machinery	356.6	60.7	403.8	85.0	906.1
	$2,180.1	$959.0	$5,385.1	$827.8	$9,352.0

___________________________________

(1)	Rounding may impact summation of amounts.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net sales for the year ended December 31, 2017 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America(1)	South America	Europe/Middle East	Asia/Pacific/Africa(1)	Consolidated
Primary geographical markets:
United States	$1,445.7	$—	$—	$—	$1,445.7
Canada	296.9	—	—	—	296.9
Germany	—	—	997.4	—	997.4
France	—	—	815.7	—	815.7
United Kingdom and Ireland	—	—	512.6	—	512.6
Finland and Scandinavia	—	—	721.3	—	721.3
Other Europe	—	—	1,396.0	—	1,396.0
South America	—	1,039.2	—	—	1,039.2
Middle East and Algeria	—	—	171.3	—	171.3
Africa	—	—	—	138.1	138.1
Asia	—	—	—	366.4	366.4
Australia and New Zealand	—	—	—	247.4	247.4
Mexico, Central America and Caribbean	134.2	24.3	—	—	158.5
	$1,876.7	$1,063.5	$4,614.3	$752.0	$8,306.5

Major products:
Tractors	$624.8	$673.5	$3,149.7	$337.2	$4,785.2
Replacement parts	287.0	108.4	835.3	74.3	1,305.0
Grain storage and protein production systems	537.2	72.9	182.9	256.6	1,049.6
Combines	67.4	131.9	139.2	10.5	349.0
Application equipment	166.4	26.1	32.1	10.6	235.2
Other machinery	193.9	50.7	275.1	62.8	582.5
	$1,876.7	$1,063.5	$4,614.3	$752.0	$8,306.5

___________________________________

(1)	Rounding may impact summation of amounts.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net sales for the year ended December 31, 2016 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America(1)	Europe/Middle East(1)	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$1,404.6	$—	$—	$—	$1,404.6
Canada	286.7	—	—	—	286.7
Germany	—	—	891.2	—	891.2
France	—	—	746.9	—	746.9
United Kingdom and Ireland	—	—	440.7	—	440.7
Finland and Scandinavia	—	—	677.7	—	677.7
Other Europe	—	—	1,127.9	—	1,127.9
South America	—	893.9	—	—	893.9
Middle East and Algeria	—	—	205.4	—	205.4
Africa	—	—	—	116.2	116.2
Asia	—	—	—	266.8	266.8
Australia and New Zealand	—	—	—	212.6	212.6
Mexico, Central America and Caribbean	116.4	23.5	—	—	139.9
	$1,807.7	$917.5	$4,089.7	$595.6	$7,410.5

Major products:
Tractors	$506.2	$594.3	$2,846.4	$278.2	$4,225.1
Replacement parts	288.3	88.0	771.0	64.0	1,211.3
Grain storage and protein production systems	574.6	66.1	85.2	166.6	892.5
Combines	64.0	93.8	123.4	21.6	302.8
Application equipment	190.8	23.7	34.8	7.9	257.2
Other machinery	183.8	51.6	228.9	57.3	521.6
	$1,807.7	$917.5	$4,089.7	$595.6	$7,410.5

___________________________________

(1)	Rounding may impact summation of amounts.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2018, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Based on this assessment, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on the criteria referred to above.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2018. KPMG LLP’s report on internal control over financial reporting is set forth below.

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

To the Stockholders and Board of Directors
AGCO Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited AGCO Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/  KPMG LLP

Atlanta, Georgia
March 1, 2019

Item 9B.    Other Information

None.

PART III
The information called for by Items 10, 11, 12, 13 and 14, if any, will be contained in our Proxy Statement for the 2019 Annual Meeting of Stockholders, which we intend to file in March 2019.

Item 10        Directors, Executive Officers and Corporate Governance

The information with respect to directors and committees required by this Item set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders in the sections entitled Proposal Number 1 “Election of Directors” and “Board of Directors and Corporate Governance” is incorporated herein by reference. The information with respect to executive officers required by this Item set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders in the sections entitled “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

See the information under the heading “Available Information” set forth in Part I of this Form 10-K. The code of conduct referenced therein applies to our principal executive officer, principal financial officer, principal accounting officer and controller and the persons performing similar functions.

Item 11.        Executive Compensation

The information with respect to executive compensation and its establishment required by this Item set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders in the sections entitled “Board of Directors and Corporate Governance,” “2018 CEO Pay Ratio,” “Executive Compensation” and “Compensation Committee Report” is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance Under Equity Compensation Plans

AGCO maintains its Plan pursuant to which we may grant equity awards to eligible persons. For additional information, see Note 10, “Stock Incentive Plan,” in the Notes to Consolidated Financial Statements included in this filing. The following table gives information about equity awards under our Plan.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Awards Under the Plans	Weighted-Average Exercise Price of Outstanding Awards Under the Plans	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	2,391,429	$60.63	3,436,426
Equity compensation plans not approved by security holders	—	—	—
Total	2,391,429	$60.63	3,436,426

(b)	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders in the section entitled “Principal Holders of Common Stock” is incorporated herein by reference.

Item 13.        Certain Relationships and Related Party Transactions, and Director Independence

The information required by this Item set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders in the section entitled “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

Item 14.        Principal Accounting Fees and Services

The information required by this Item set forth in our 2019 Proxy Statement for the Annual Meeting of Stockholders in the sections entitled “Audit Committee Report” and “Board of Directors and Corporate Governance” is incorporated herein by reference.

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
(3) The following exhibits are filed or incorporated by reference as part of this report. Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*). The exhibits below may not include all instruments defining the rights of holders of long-term debt where the debt does not exceed 10% of the Company’s total assets. The Company agrees to furnish copies of those instruments to the Commission upon request.

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
3.1	Certificate of Incorporation	June 30, 2002, Form 10-Q, Exhibit 3.1
3.2	By-Laws	December 10, 2014, Form 8-K, Exhibit 3.1
10.1	2006 Long-Term Incentive Plan*	September 30, 2017, Form 10-Q, Exhibit 10.5
10.2	2006 Form of Non-Qualified Stock Option Award Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.2
10.3	2006 Form of Incentive Stock Option Award Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.3
10.4	2006 Form of Stock Appreciation Rights Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.4
10.5	2019 Form of Stock Appreciation Rights Agreement*	January 22, 2019, Form 8-K, Exhibit 10.2
10.6	2016 Form of Restricted Stock Units Agreement*	January 27, 2016, Form 8-K, Exhibit 10.1
10.7	2018 Form of Restricted Stock Units Agreement*	June 30, 2018, Form 10-Q, Exhibit 10.1
10.8	2019 Form of Restricted Stock Units Agreement*	January 22, 2019, Form 8-K, Exhibit 10.1
10.9	2006 Form of Performance Share Award*	March 31, 2006, Form 10-Q, Exhibit 10.6
10.10	2019 Form of Performance Share Agreement*	January 22, 2019, Form 8-K, Exhibit 10.3
10.11	Amended and Restated Management Incentive Plan*	March 25, 2013, Form DEF14A, Appendix A
10.12	Amended and Restated Executive Nonqualified Pension Plan*	October 2, 2015, Form 8-K, Exhibit 99.1
10.13	Executive Nonqualified Defined Contribution Plan*	December 31, 2015, Form 10-K, Exhibit 10.9
10.14	Employment and Severance Agreement with Martin Richenhagen*	December 31, 2009, Form 10-K, Exhibit 10.12
10.15	Employment and Severance Agreement with Andrew H. Beck*	March 31, 2010, Form 10-Q, Exhibit 10.2

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
10.16	Employment and Severance Agreement with Eric P. Hansotia*	Filed herewith
10.17	Employment and Severance Agreement with Robert B. Crain*	December 31, 2017, Form 10-K, Exhibit 10.13
10.18	Employment and Severance Agreement with Rob Smith*	December 31, 2015, Form 10-K, Exhibit 10.13
10.19	Employment and Severance Agreement with Hans-Bernd Veltmaat*	December 31, 2009, Form 10-K, Exhibit 10.17
10.20	Debt Agreement dated December 18, 2014	December 31, 2014, Form 10-K, Exhibit 10.15
10.21	Credit Agreement dated as of October 17, 2018	September 30, 2018, Form 10-Q, Exhibit 10.1
10.22	Letter Agreement, dated November 5, 2015, between AGCO International GmbH and TAFE International LLC, Turkey and Tractors and Farm Equipment Limited	September 30, 2015, Form 10-Q, Exhibit 10.1
10.23	Letter Agreement, dated August 29, 2014, between AGCO Corporation and Tractors and Farm Equipment Limited	September 4, 2014, Form 8-K, Exhibit 10.1
10.24	Farm and Machinery Distributor Agreement, dated January 1, 2012, between AGCO International GmbH and Tractors and Farm Equipment Limited	September 4, 2014, Form 8-K, Exhibit 10.2
10.25	Letter Agreement, dated August 3, 2007, between AGCO Corporation and Tractors and Farm Equipment Limited	September 4, 2014, Form 8-K, Exhibit 10.3
10.26	Letter Agreement for Far East Markets, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.1
10.27	Letter Agreement for Mexico, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.2
10.28	Letter Agreement for Australia/New Zealand, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.3
10.29	Amendment to the Letter Agreement for Africa, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.4
10.30	Consultancy Agreement, dated December 8, 2014, between AGCO Do Brasil Comércio E Industria Ltda and André Carioba*	December 10, 2014, Form 8-K, Exhibit 10.1
10.31	Current Director Compensation*	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
24.1	Powers of Attorney	Filed herewith
31.1	Certification of Martin Richenhagen	Filed herewith
31.2	Certification of Andrew H. Beck	Filed herewith
32.1	Certification of Martin Richenhagen and Andrew H. Beck	Filed herewith

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

Item 16.        Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGCO Corporation

		By:	/s/ MARTIN RICHENHAGEN
Martin Richenhagen
Chairman of the Board, President and Chief Executive Officer
Dated:	March 1, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

	Signature	Title	Date
	/s/ MARTIN RICHENHAGEN	Chairman of the Board, President and Chief Executive Officer	March 1, 2019
Martin Richenhagen
	/s/ ANDREW H. BECK	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2019
Andrew H. Beck
	/s/ LARA T. LONG	Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 1, 2019
Lara T. Long
	/s/ ROY V. ARMES *	Director	March 1, 2019
Roy V. Armes
	/s/ MICHAEL C. ARNOLD *	Director	March 1, 2019
Michael C. Arnold
	/s/ P. GEORGE BENSON *	Director	March 1, 2019
P. George Benson
	/s/ SUZANNE P. CLARK *	Director	March 1, 2019
Suzanne P. Clark
	/s/ WOLFGANG DEML *	Director	March 1, 2019
Wolfgang Deml
	/s/ GEORGE E. MINNICH *	Director	March 1, 2019
George E. Minnich
	/s/ GERALD L. SHAHEEN *	Director	March 1, 2019
Gerald L. Shaheen
	/s/ MALLIKA SRINIVASAN *	Director	March 1, 2019
Mallika Srinivasan
	/s/ HENDRIKUS VISSER *	Director	March 1, 2019
Hendrikus Visser

*By:	/s/ ANDREW H. BECK		March 1, 2019
Andrew H. Beck
Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 15 (A)(2)
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2018

SCHEDULE II

AGCO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged to Costs and Expenses	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2018
Allowances for doubtful accounts	$38.7	$—	$6.4	$(11.4)	$(2.0)	$31.7
Year ended December 31, 2017
Allowances for doubtful accounts	$33.7	$2.2	$4.6	$(3.8)	$2.0	$38.7
Year ended December 31, 2016
Allowances for doubtful accounts	$29.3	$2.2	$3.2	$(0.7)	$(0.3)	$33.7

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Reversal of Accrual	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2018
Accruals of severance, relocation and other integration costs	$10.9	$13.8	$(2.1)	$(14.4)	$(1.1)	$7.1
Year ended December 31, 2017
Accruals of severance, relocation and other integration costs	$15.3	$12.4	$(1.4)	$(16.8)	$1.4	$10.9
Year ended December 31, 2016
Accruals of severance, relocation and other integration costs	$16.9	$12.0	$(0.1)	$(13.3)	$(0.2)	$15.3

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged (Credited) to Costs and Expenses(1)	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2018
Deferred tax valuation allowance	$81.9	$—	$6.3	$—	$(4.3)	$83.9
Year ended December 31, 2017
Deferred tax valuation allowance	$116.0	$—	$(38.4)	$—	$4.3	$81.9
Year ended December 31, 2016
Deferred tax valuation allowance	$75.8	$—	$37.9	$—	$2.3	$116.0

(1) Amount charged through other comprehensive income during the year ended December 31, 2018 was $18.3 million.