Form 10-Q
period 2019-03-31
AGCO CORP /DE
filed 2019-05-09
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act
Title of Class	Trading Symbol	Name of exchange on which registered
Common stock	AGCO	New York Stock Exchange (NYSE)
As of May 3, 2019, there are 76,784,991 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$292.8	$326.1
Accounts and notes receivable, net	928.5	880.3
Inventories, net	2,307.6	1,908.7
Other current assets	432.4	422.3
Total current assets	3,961.3	3,537.4
Property, plant and equipment, net	1,363.3	1,373.1
Right-of-use lease assets	193.8	—
Investment in affiliates	393.2	400.0
Deferred tax assets	119.7	104.9
Other assets	132.1	142.4
Intangible assets, net	555.3	573.1
Goodwill	1,485.6	1,495.5
Total assets	$8,204.3	$7,626.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$68.4	$72.6
Short-term borrowings	181.5	138.0
Senior term loan	224.7	—
Accounts payable	964.3	865.9
Accrued expenses	1,441.0	1,522.4
Other current liabilities	174.8	167.8
Total current liabilities	3,054.7	2,766.7
Long-term debt, less current portion and debt issuance costs	1,404.3	1,275.3
Operating lease liabilities	150.8	—
Pensions and postretirement health care benefits	216.8	223.2
Deferred tax liabilities	106.8	116.3
Other noncurrent liabilities	251.9	251.4
Total liabilities	5,185.3	4,632.9
Commitments and contingencies (Note 17)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2019 and 2018	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 76,742,850 and 76,536,755 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	0.8	0.8
Additional paid-in capital	9.7	10.2
Retained earnings	4,491.0	4,477.3
Accumulated other comprehensive loss	(1,545.8)	(1,555.4)
Total AGCO Corporation stockholders’ equity	2,955.7	2,932.9
Noncontrolling interests	63.3	60.6
Total stockholders’ equity	3,019.0	2,993.5
Total liabilities and stockholders’ equity	$8,204.3	$7,626.4
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Net sales	$1,995.8	$2,007.5
Cost of goods sold	1,539.1	1,579.5
Gross profit	456.7	428.0
Selling, general and administrative expenses	262.2	264.6
Operating expenses:
Engineering expenses	84.5	90.9
Restructuring expenses	1.7	5.9
Amortization of intangibles	15.3	15.7
Bad debt expense	0.6	0.4
Income from operations	92.4	50.5
Interest expense, net	3.5	10.3
Other expense, net	14.6	11.5
Income before income taxes and equity in net earnings of affiliates	74.3	28.7
Income tax provision	19.4	11.4
Income before equity in net earnings of affiliates	54.9	17.3
Equity in net earnings of affiliates	10.8	7.7
Net income	65.7	25.0
Net income attributable to noncontrolling interests	(0.6)	(0.7)
Net income attributable to AGCO Corporation and subsidiaries	$65.1	$24.3
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$0.85	$0.31
Diluted	$0.84	$0.30
Cash dividends declared and paid per common share	$0.15	$0.15
Weighted average number of common and common equivalent shares outstanding:
Basic	76.6	79.6
Diluted	77.5	80.5

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in millions)

	Three Months Ended March 31,
	2019	2018
Net income	$65.7	$25.0
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	12.2	9.7
Defined benefit pension plans, net of tax	3.0	3.1
Unrealized loss on derivatives, net of tax	(4.1)	(0.9)
Other comprehensive income, net of reclassification adjustments	11.1	11.9
Comprehensive income	76.8	36.9
Comprehensive income attributable to noncontrolling interests	(2.1)	(0.8)
Comprehensive income attributable to AGCO Corporation and subsidiaries	$74.7	$36.1

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$65.7	$25.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	53.0	59.2
Amortization of intangibles	15.3	15.7
Stock compensation expense	12.5	9.2
Equity in net earnings of affiliates, net of cash received	(10.1)	(4.3)
Deferred income tax benefit	(8.6)	(7.0)
Other	0.8	0.1
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(65.7)	6.2
Inventories, net	(418.6)	(398.2)
Other current and noncurrent assets	(4.9)	(36.2)
Accounts payable	127.5	66.4
Accrued expenses	(107.7)	(108.4)
Other current and noncurrent liabilities	10.9	11.0
Total adjustments	(395.6)	(386.3)
Net cash used in operating activities	(329.9)	(361.3)
Cash flows from investing activities:
Purchases of property, plant and equipment	(60.9)	(46.1)
Proceeds from sale of property, plant and equipment	—	1.5
Other	—	0.4
Net cash used in investing activities	(60.9)	(44.2)
Cash flows from financing activities:
Proceeds from indebtedness	1,139.8	1,329.6
Repayments of indebtedness	(716.7)	(928.1)
Purchases and retirement of common stock	(30.0)	(7.1)
Payment of dividends to stockholders	(11.5)	(11.9)
Payment of minimum tax withholdings on stock compensation	(23.0)	(3.2)
Payment of debt issuance costs	(0.5)	—
Investment by noncontrolling interests	0.6	—
Net cash provided by financing activities	358.7	379.3
Effects of exchange rate changes on cash and cash equivalents	(1.2)	6.7
Decrease in cash and cash equivalents	(33.3)	(19.5)
Cash and cash equivalents, beginning of period	326.1	367.7
Cash and cash equivalents, end of period	$292.8	$348.2

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements of AGCO Corporation and its subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, comprehensive income (loss) and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Results for interim periods are not necessarily indicative of the results for the year. Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). The standard revises the disclosure requirements by removing disclosures no longer considered cost beneficial, modifying specific requirements of disclosures and adding certain disclosures identified as relevant. ASU 2018-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted. Certain amendments of the standard should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments of the standard should be applied retrospectively to all periods presented. The standard will not have an impact on the Company’s results of operations, financial condition and cash flows.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows for the election to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act (the “2017 Tax Act”) on items within accumulated other comprehensive income (loss) to retained earnings. These disproportionate income tax effect items are referred to as “stranded tax effects.” The amendments within ASU 2018-02 only relate to the reclassification of the income tax effects of the 2017 Tax Act. Certain disclosures are required in the period of adoption as to whether an entity has elected to reclassify the stranded tax effects. The Company adopted the standard effective January 1, 2019, and the adoption did not have a material impact on the Company’s results of operations, financial condition and cash flows.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods as the adoption of the standard relates to the Company. However, the standard does not have to be adopted by the Company's finance joint ventures until annual periods beginning after December 15, 2020 and interim periods within those annual periods. This standard will likely impact the results of operations and financial condition of the Company’s finance joint ventures and as a result, will likely impact the Company’s “Investment in affiliates” and “Equity in net earnings of affiliates”

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

upon adoption. The Company’s finance joint ventures are currently evaluating the standard’s impact to their results of operations and financial condition.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which superseded the existing lease guidance under current U.S. GAAP. ASU 2016-02 is based on the principle that entities should recognize assets and liabilities arising from leases. The new standard does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard and leases continue to be classified as finance or operating. ASU 2016-02’s primary change is the requirement for entities to recognize a lease liability for payments and a right-of-use (“ROU”) asset representing the right to use the leased asset during the term of an operating lease arrangement. Lessees were permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of 12 months or less. Lessors’ accounting under the new standard was largely unchanged from the previous accounting standard. In addition, ASU 2016-02 expanded the disclosure requirements of lease arrangements. Upon adoption, lessees and lessors were required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, “Targeted Improvements,” which allowed for a new, optional transition method that provided the option to use the effective date as the date of initial application on transition. Under this option, the comparative periods would continue to apply the legacy guidance in ASC 840, including the disclosure requirements, and a cumulative effect adjustment would be recognized in the period of adoption rather than the earliest period presented.  Under this transition option, comparative reporting would not be required and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption.

The Company adopted the new guidance effective January 1, 2019 using a modified retrospective approach and no cumulative effect adjustment was recorded upon adoption. Based on the Company’s current lease portfolio, the adoption of the standard as of January 1, 2019 resulted in the recognition on that date of ROU assets and operating lease liabilities in the amount of approximately $194.2 million and $196.4 million, respectively, in the Company’s Condensed Consolidated Balance Sheets. The adoption of the new standard did not materially impact the Company’s Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows.

ASU 2016-02 provided a number of optional practical expedients in transition. The Company elected the “package of practical expedients” which permitted the Company not to reassess its prior conclusions about lease identification, lease classification and initial direct costs.  The Company has elected the short-term lease exemption for all leases with a term of 12 months or less for both existing and ongoing operating leases. The Company elected the practical expedient to separate lease and non-lease components for a majority of its operating leases, other than real estate and office equipment leases.
In connection with the adoption of ASU 2016-02 on January 1, 2019, the Company completed the design of new processes and internal controls, which included the implementation of a software solution and the cataloging of the Company’s existing and ongoing population of leased assets.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

2.    RESTRUCTURING EXPENSES

Beginning in 2014 through 2019, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities and various administrative offices located in Europe, South America, China and the United States in order to reduce costs in response to softening global market demand and lower production volumes. The aggregate headcount reduction was approximately 3,890 employees between 2014 and 2018. During the three months ended March 31, 2019, the Company recorded severance and related costs associated with further rationalizations in Europe, China, South America and the United States, in connection with the termination of approximately 30 employees. Restructuring expenses activity during the three months ended March 31, 2019 is summarized as follows (in millions):

	Write-down of Property, Plant and Equipment	Employee Severance	Total
Balance as of December 31, 2018	$—	$7.1	$7.1
First quarter 2019 provision	0.3	1.4	1.7
Less: Non-cash expense	(0.3)	—	(0.3)
Cash expense	—	1.4	1.4
First quarter 2019 cash activity	—	(2.6)	(2.6)
Foreign currency translation	—	(0.1)	(0.1)
Balance as of March 31, 2019	$—	$5.8	$5.8

3.    STOCK COMPENSATION PLANS

The Company recorded stock compensation expense as follows for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
	2019	2018
Cost of goods sold	$0.5	$0.8
Selling, general and administrative expenses	12.0	8.4
Total stock compensation expense	$12.5	$9.2

Stock Incentive Plan

Under the Company’s Long-Term Incentive Plan (the “Plan”), up to 10,000,000 shares of AGCO common stock may be issued. As of March 31, 2019, of the 10,000,000 shares reserved for issuance under the Plan, approximately 3,127,344 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Long-Term Incentive Plan and Related Performance Awards

The weighted average grant-date fair value of performance awards granted under the Plan during the three months ended March 31, 2019 and 2018 was $61.01 and $71.40, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

During the three months ended March 31, 2019, the Company granted 542,180 performance awards related to varying performance periods. The awards granted assume the maximum target levels of performance are achieved. The compensation expense associated with all awards granted under the Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved. Performance award transactions during the three months ended March 31, 2019 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan awards:

Shares awarded but not earned at January 1	938,862
Shares awarded	542,180
Shares forfeited	(3,620)
Shares earned	(11,200)
Shares awarded but not earned at March 31	1,466,222

As of March 31, 2019, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was approximately $53.2 million, and the weighted average period over which it is expected to be recognized is approximately two years. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

Restricted Stock Unit Awards

During the three months ended March 31, 2019, the Company granted 165,160 restricted stock unit (“RSU”) awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. The compensation expense associated with these awards is being amortized ratably over the requisite service period for the awards that are expected to vest. The weighted average grant-date fair value of the RSUs granted under the Plan during the three months ended March 31, 2019 and 2018 was $61.01 and $71.40, respectively. RSU transactions during the three months ended March 31, 2019 were as follows:

RSUs awarded but not vested at January 1	352,975
RSUs awarded	165,160
RSUs forfeited	(1,192)
RSUs vested	(111,419)
RSUs awarded but not vested at March 31	405,524

As of March 31, 2019, the total compensation cost related to the unvested RSUs not yet recognized was approximately $20.9 million, and the weighted average period over which it is expected to be recognized is approximately two years.

Stock-Settled Appreciation Rights

Compensation expense associated with the stock-settled appreciation rights (“SSAR”) awards is amortized ratably over the requisite service period for the awards that are expected to vest. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. SSAR transactions during the three months ended March 31, 2019 were as follows:

SSARs outstanding at January 1	1,099,592
SSARs granted	243,600
SSARs exercised	(56,738)
SSARs canceled or forfeited	(1,862)
SSARs outstanding at March 31	1,284,592

As of March 31, 2019, the total compensation cost related to the unvested SSARs not yet recognized was approximately $6.0 million, and the weighted average period over which it is expected to be recognized is approximately three years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Director Restricted Stock Grants

The Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The 2019 grant was made on April 25, 2019 and equated to 19,386 shares of common stock, of which 14,105 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.4 million during the three months ended June 30, 2019 associated with these grants.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of acquired intangible assets during the three months ended March 31, 2019 are summarized as follows (in millions):

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2018	$203.4	$586.3	$155.8	$8.6	$954.1
Foreign currency translation	(0.9)	(1.2)	(1.4)	0.2	(3.3)
Balance as of March 31, 2019	$202.5	$585.1	$154.4	$8.8	$950.8

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2018	$73.4	$310.8	$80.7	$3.0	$467.9
Amortization expense	2.8	10.0	2.5	—	15.3
Foreign currency translation	—	(0.5)	(0.9)	0.1	(1.3)
Balance as of March 31, 2019	$76.2	$320.3	$82.3	$3.1	$481.9

Trademarks and Tradenames
Indefinite-lived intangible assets:
Balance as of December 31, 2018	$86.9
Foreign currency translation	(0.5)
Balance as of March 31, 2019	$86.4

The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from three to 50 years.

Changes in the carrying amount of goodwill during the three months ended March 31, 2019 are summarized as follows (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Balance as of December 31, 2018	$611.1	$116.7	$649.6	$118.1	$1,495.5
Foreign currency translation	—	(0.5)	(9.5)	0.1	(9.9)
Balance as of March 31, 2019	$611.1	$116.2	$640.1	$118.2	$1,485.6

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year. There have been no indicators of impairment during the three months ended March 31, 2019.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

5.    INDEBTEDNESS

Long-term debt consisted of the following at March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019	December 31, 2018
1.056% Senior term loan due 2020	$224.7	$228.7
Senior term loan due 2022	168.5	171.5
Credit facility, expires 2023	207.9	114.4
1.002% Senior term loan due 2025	280.9	—
Senior term loans due between 2019 and 2028	801.1	815.3
Other long-term debt	17.1	20.6
Debt issuance costs	(2.8)	(2.6)
	1,697.4	1,347.9
Less: 1.056% Senior term loan due 2020	(224.7)	—
Senior term loans due 2019	(62.9)	(63.8)
Current portion of other long-term debt	(5.5)	(8.8)
Total long-term indebtedness, less current portion	$1,404.3	$1,275.3

1.056% Senior Term Loan

In December 2014, the Company entered into a term loan with the European Investment Bank (“EIB”), which provided the Company with the ability to borrow up to €200.0 million. The €200.0 million (or approximately $224.7 million as of March 31, 2019) of funding was received on January 15, 2015 with a maturity date of January 15, 2020. The Company is permitted to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.056% per annum, payable quarterly in arrears.

Senior Term Loan Due 2022

In October 2018, the Company entered into a term loan agreement with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), in the amount of €150.0 million (or approximately $168.5 million as of March 31, 2019). The Company has the ability to prepay the term loan before its maturity date of October 28, 2022. Interest is payable on the remaining term loan quarterly in arrears at an annual rate equal to the EURIBOR plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating.

Credit Facility

In October 2018 the Company entered into an $800.0 million multi-currency revolving credit facility. The credit facility matures on October 17, 2023. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on the Company’s credit rating. As of March 31, 2019, the Company had approximately $207.9 million of outstanding borrowings under the credit facility and the ability to borrow approximately $592.1 million under the facility. As of December 31, 2018, the Company had approximately $114.4 million of outstanding borrowings under the credit facility and the ability to borrow approximately $685.6 million million under the facility.

1.002% Senior Term Loan

In December 2018, the Company entered into a term loan with the EIB, which provided the Company with the ability to borrow up to €250.0 million. The €250.0 million (or approximately $280.9 million as of March 31, 2019) of funding was received on January 25, 2019 with a maturity date of January 24, 2025. The Company is permitted to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears.

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

In aggregate, the Company has indebtedness of €713.0 million (or approximately $801.1 million as of March 31, 2019) through a group of fourteen related term loan agreements, as discussed above. The provisions of the term loan agreements are substantially identical, with the exception of interest rate terms and maturities. The Company is permitted to prepay the term loans before their maturity dates. For the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 0.70% to 2.26% and a maturity date between October 2019 and August 2028. For the term loans with a floating interest rate, interest is payable in arrears on a semi-annual basis, with interest rates based on the EURIBOR plus a margin ranging from 0.70% to 1.25% and a maturity date between October 2019 and August 2025.

Short-Term Borrowings

As of March 31, 2019 and December 31, 2018, the Company had short-term borrowings due within one year of approximately $181.5 million and $138.0 million, respectively.

Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At March 31, 2019 and December 31, 2018, outstanding letters of credit totaled $13.9 million and $14.1 million, respectively.

6    RECOVERABLE INDIRECT TAXES

The Company’s Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from the Company’s sales in the Brazilian market. The Company regularly assesses the recoverability of these tax credits, and establishes reserves when necessary against them, through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from the Company’s ongoing operations. The Company believes that these tax credits, net of established reserves, are realizable. The Company had recorded approximately $160.0 million and $156.0 million, respectively, of VAT tax credits, net of reserves, as of March 31, 2019 and December 31, 2018.

7.    INVENTORIES

Inventories at March 31, 2019 and December 31, 2018 were as follows (in millions):

	March 31, 2019	December 31, 2018
Finished goods	$841.3	$660.4
Repair and replacement parts	629.8	587.3
Work in process	289.6	217.5
Raw materials	546.9	443.5
Inventories, net	$2,307.6	$1,908.7

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

8.    PRODUCT WARRANTY

The warranty reserve activity for the three months ended March 31, 2019 and 2018 consisted of the following (in millions):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$360.9	$316.0
Accruals for warranties issued during the period	51.1	58.5
Settlements made (in cash or in kind) during the period	(47.4)	(55.9)
Foreign currency translation	(3.3)	7.2
Balance at March 31	$361.3	$325.8

The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $306.5 million and $308.6 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively. Approximately $54.8 million and $52.3 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively.

The Company recognizes recoveries from its suppliers of the costs associated with warranties it provides when the collection is probable. When specifics of the recovery have been agreed upon with the Company’s suppliers through confirmation of liability for the recovery, the Company records the recovery within “Accounts and notes receivable, net.” Estimates of the amount of warranty claim recoveries to be received from the Company's suppliers based upon contractual supplier arrangements are recorded within “Other current assets.”

9.    NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per common share assumes the exercise of outstanding SSARs and the vesting of performance share awards and RSUs using the treasury stock method when the effects of such assumptions are dilutive. A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three months ended March 31, 2019 and 2018 is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2019	2018
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$65.1	$24.3
Weighted average number of common shares outstanding	76.6	79.6
Basic net income per share attributable to AGCO Corporation and subsidiaries	$0.85	$0.31
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$65.1	$24.3
Weighted average number of common shares outstanding	76.6	79.6
Dilutive SSARs, performance share awards and RSUs	0.9	0.9
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	77.5	80.5
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$0.84	$0.30

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

SSARs to purchase approximately 0.7 million and 0.4 million shares of the Company’s common stock for the three months ended March 31, 2019 and 2018, respectively, were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

10.    INCOME TAXES

At March 31, 2019 and December 31, 2018, the Company had approximately $165.3 million and $166.1 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At March 31, 2019 and December 31, 2018, the Company had approximately $56.3 million and $58.5 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At March 31, 2019 and December 31, 2018, the Company had accrued interest and penalties related to unrecognized tax benefits of $28.3 million and $27.2 million, respectively. Generally, tax years 2013 through 2018 remain open to examination by taxing authorities in the United States and certain other foreign tax jurisdictions.

The Company maintains a valuation allowance to fully reserve against its net deferred tax assets in the United States and certain foreign jurisdictions. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies and determined that all adjustments to the valuation allowances were appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize its remaining net deferred tax assets, net of the valuation allowance, in future years.

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

The Company uses floating rate and fixed rate debt to finance its operations. The floating rate debt obligations expose the Company to variability in interest payments due to changes in the EURIBOR and LIBOR benchmark interest rates. The Company believes it is prudent to limit the variability of a portion of its interest payments, and to meet that objective, the Company periodically enters into interest rate swaps to manage the interest rate risk associated with the Company’s borrowings. The Company will designate interest rate contracts used to convert the interest rate exposure on a portion of the Company’s debt portfolio from a floating rate to a fixed rate as cash flow hedges, while those contracts converting the Company’s interest rate exposure from a fixed rate to a floating rate are designated as fair value hedges.

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

During 2019 and 2018, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was $205.8 million and $127.0 million as of March 31, 2019 and December 31, 2018, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and net income during the three months ended March 31, 2019 and 2018 (in millions):

		Recognized in Net Income
Three Months Ended March 31,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2019
Foreign currency contracts (1)	$(4.7)	Cost of goods sold	$(0.6)	$1,539.1
2018
Foreign currency contracts	$(1.4)	Cost of goods sold	$(0.6)	$1,579.5
Interest rate swap contract	(0.7)	Interest expense, net	(0.6)	10.3
Total	$(2.1)		$(1.2)

(1) The outstanding contracts as of March 31, 2019 range in maturity through December 2019.
.
The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended March 31, 2019 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net gains as of December 31, 2018	$1.6	$0.2	$1.4
Net changes in fair value of derivatives	(5.1)	(0.4)	(4.7)
Net losses reclassified from accumulated other comprehensive loss into income	0.6	—	0.6
Accumulated derivative net losses as of March 31, 2019	$(2.9)	$(0.2)	$(2.7)

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

In January 2018, the Company entered into a cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap has an expiration date of January 19, 2021. At maturity of the cross currency swap contract, the Company will deliver the notional amount of approximately €245.7 million (or approximately $276.1 million as of March 31, 2019) and will receive $300.0 million from the counterparties. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swap.

During the three months ended March 31, 2019, the Company designated €160.0 million (or approximately $179.8 million as of March 31, 2019) of its multi-currency revolving credit facility with a maturity date of October 17, 2023 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	March 31, 2019	December 31, 2018
Cross currency swap contract	$300.0	$300.0
Foreign currency denominated debt	179.8	—

The following table summarizes the after-tax impact of changes in the fair value of the instrument designated as a net investment hedge during the three months ended March 31, 2019 and 2018 (in millions):

	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Three Months Ended
	March 31, 2019	March 31, 2018
Cross currency swap contract	$6.9	$(4.6)
Foreign currency denominated debt	1.7	(10.4)

Derivative Transactions Not Designated as Hedging Instruments

During 2019 and 2018, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of March 31, 2019 and December 31, 2018, the Company had outstanding foreign currency contracts with a notional amount of approximately $2,358.0 million and $1,335.8 million, respectively.

The following table summarizes the impact that changes in the fair value of derivatives not designated as hedging instruments had on earnings (in millions):

		Gain Recognized in Earnings For the Three Months Ended
	Classification of Gain	March 31, 2019	March 31, 2018
Foreign currency contracts	Other expense, net	$8.8	$6.1

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The table below sets forth the fair value of derivative instruments as of March 31, 2019 (in millions):

	Asset Derivatives as of March 31, 2019		Liability Derivatives as of March 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.8	Other current liabilities	$3.8
Cross currency swap contract	Other noncurrent assets	24.6	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	9.4	Other current liabilities	3.9
Total derivative instruments		$34.8		$7.7

The table below sets forth the fair value of derivative instruments as of December 31, 2018 (in millions):

	Asset Derivatives as of December 31, 2018		Liability Derivatives as of December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.9	Other current liabilities	$0.4
Cross currency swap contract	Other noncurrent assets	17.7	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	5.1	Other current liabilities	6.2
Total derivative instruments		$24.7		$6.6

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.    CHANGES IN STOCKHOLDERS’ EQUITY

The following table sets forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three months ended March 31, 2019 and 2018 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2018	$0.8	$10.2	$4,477.3	$(1,555.4)	$60.6	$2,993.5
Stock compensation	—	12.5	—	—	—	12.5
Issuance of stock awards	—	(13.0)	(9.6)	—	—	(22.6)
SSARs exercised	—	—	(0.3)	—	—	(0.3)
Comprehensive income:
Net income	—	—	65.1	—	0.6	65.7
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	10.7	1.5	12.2
Defined benefit pension plans, net of tax	—	—	—	3.0	—	3.0
Unrealized loss on derivatives, net of tax	—	—	—	(4.1)	—	(4.1)
Payment of dividends to stockholders	—	—	(11.5)	—	—	(11.5)
Purchases and retirement of common stock	—	—	(30.0)	—	—	(30.0)
Investment by noncontrolling interests	—	—	—	—	0.6	0.6
Balance, March 31, 2019	$0.8	$9.7	$4,491.0	$(1,545.8)	$63.3	$3,019.0

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2017	$0.8	$136.6	$4,253.8	$(1,361.6)	$65.7	$3,095.3
Stock compensation	—	9.2	—	—	—	9.2
Issuance of stock awards	—	(3.0)	—	—	—	(3.0)
SSARs exercised	—	(0.4)	—	—	—	(0.4)
Comprehensive income:
Net income	—	—	24.3	—	0.7	25.0
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	9.6	0.1	9.7
Defined benefit pension plans, net of tax	—	—	—	3.1	—	3.1
Unrealized loss on derivatives, net of tax	—	—	—	(0.9)	—	(0.9)
Payment of dividends to stockholders	—	—	(11.9)	—	—	(11.9)
Purchases and retirement of common stock	—	(7.1)	—	—	—	(7.1)
Adjustment related to the adoption of ASU 2014-09	—	—	0.4	—	—	0.4
Balance, March 31, 2018	$0.8	$135.3	$4,266.6	$(1,349.8)	$66.5	$3,119.4

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Total comprehensive income attributable to noncontrolling interests for the three months ended March 31, 2019 and 2018 was as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Net income	$0.6	$0.7
Other comprehensive income:
Foreign currency translation adjustments	1.5	0.1
Total comprehensive income	$2.1	$0.8

The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the three months ended March 31, 2019 (in millions):

	Defined Benefit Pension Plans	Deferred Net Gains (Losses) on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2018	$(282.4)	$1.4	$(1,274.4)	$(1,555.4)
Other comprehensive (loss) income before reclassifications	—	(4.7)	10.7	6.0
Net losses reclassified from accumulated other comprehensive loss	3.0	0.6	—	3.6
Other comprehensive income (loss), net of reclassification adjustments	3.0	(4.1)	10.7	9.6
Accumulated other comprehensive loss, March 31, 2019	$(279.4)	$(2.7)	$(1,263.7)	$(1,545.8)

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three months ended March 31, 2019 and 2018 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31, 2019(1)	Three Months Ended March 31, 2018(1)
Derivatives:
Net losses on foreign currency contracts	$0.6	$0.6	Cost of goods sold
Net losses on interest rate swap contract	—	0.6	Interest expense, net
Reclassification before tax	0.6	1.2
	—	—	Income tax provision
Reclassification net of tax	$0.6	$1.2

Defined benefit pension plans:
Amortization of net actuarial losses	$3.1	$3.1	Other expense, net(2)
Amortization of prior service cost	0.4	0.4	Other expense, net(2)
Reclassification before tax	3.5	3.5
	(0.5)	(0.4)	Income tax provision
Reclassification net of tax	$3.0	$3.1

Net losses reclassified from accumulated other comprehensive loss	$3.6	$4.3
(1) Losses included within the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 14 to the Company’s Condensed Consolidated Financial Statements.

Share Repurchase Program

During the three months ended March 31, 2019, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase an aggregate of $30.0 million of shares of its common stock. The Company received approximately 379,927 shares during the three months ended March 31, 2019 related to the ASR agreement. The specific number of shares the Company ultimately repurchased was determined at the completion of the term of the ASR based on the daily volume-weighted average share price of the Company’s common stock less an agreed upon discount. Upon settlement of the ASR, the Company was entitled to receive additional shares of common stock or, under certain circumstances, was required to remit a settlement amount. In May 2019, the Company received an additional 59,394 shares of common stock upon final settlement of the ASR. All shares received under the ASR agreement discussed above were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets.

As of March 31, 2019, the remaining amount authorized to be repurchased was approximately $117.1 million, of which $115.7 million expires in December 2019 and $1.4 million has no expiration date.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

13.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. As of both March 31, 2019 and December 31, 2018, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.4 billion.

Under the terms of the accounts receivable sales agreements in North America, Europe and Brazil, the Company pays an annual servicing fee related to the servicing of the receivables sold. The Company also pays the respective AGCO Finance entities a subsidized interest payment with respect to the accounts receivable sales agreements, calculated based upon LIBOR plus a margin on any non-interest bearing accounts receivable outstanding and sold under the accounts receivable sales agreements. These fees are reflected within losses on the sales of receivables included within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations. The Company does not service the receivables after the sales occur and does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements and determined that these facilities should be accounted for as off-balance sheet transactions.
Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $8.7 million and $7.8 million, respectively, during the three months ended March 31, 2019 and 2018.
The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of March 31, 2019 and December 31, 2018, these finance joint ventures had approximately $88.1 million and $82.5 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

14.    EMPLOYEE BENEFIT PLANS

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three months ended March 31, 2019 and 2018 are set forth below (in millions):

	Three Months Ended March 31,
Pension benefits	2019	2018
Service cost	$3.9	$4.9
Interest cost	5.3	5.1
Expected return on plan assets	(7.2)	(9.4)
Amortization of net actuarial losses	3.1	3.1
Amortization of prior service cost	0.4	0.3
Net periodic pension cost	$5.5	$4.0

	Three Months Ended March 31,
Postretirement benefits	2019	2018
Interest cost	$0.4	$0.4
Amortization of prior service cost	—	0.1
Net periodic postretirement benefit cost	$0.4	$0.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations.

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s defined pension and postretirement benefit plans during the three months ended March 31, 2019 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2018	$(379.8)	$(97.4)	$(282.4)
Amortization of net actuarial losses	3.1	0.5	2.6
Amortization of prior service cost	0.4	—	0.4
Accumulated other comprehensive loss as of March 31, 2019	$(376.3)	$(96.9)	$(279.4)

During the three months ended March 31, 2019, approximately $9.4 million of contributions had been made to the Company’s defined pension benefit plans. The Company currently estimates its minimum contributions for 2019 to its defined pension benefit plans will aggregate approximately $30.4 million.
During the three months ended March 31, 2019, the Company made approximately $0.5 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.5 million of contributions to its postretirement health care and life insurance benefit plans during 2019.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 are summarized below (in millions):

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$34.8	$—	$34.8
Derivative liabilities	$—	$7.7	$—	$7.7

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$24.7	$—	$24.7
Derivative liabilities	$—	$6.6	$—	$6.6

The carrying amounts of long-term debt under the Company’s 1.056% senior term loan, senior term loan due 2022, 1.002% senior term loan due 2025 and senior term loans due between 2019 and 2028 (Note 5) approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.

16.    SEGMENT REPORTING

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 2019 and 2018 and assets as of March 31, 2019 and December 31, 2018 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended March 31,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
2019
Net sales	$496.2	$156.1	$1,210.6	$132.9	$1,995.8
Income (loss) from operations	30.6	(8.5)	127.7	3.4	153.2
Depreciation	15.6	8.5	26.0	2.9	53.0
Capital expenditures	18.3	12.1	29.5	1.0	60.9
2018
Net sales	$502.9	$182.1	$1,163.7	$158.8	$2,007.5
Income (loss) from operations	26.8	(16.6)	99.0	4.7	113.9
Depreciation	17.2	8.0	30.0	4.0	59.2
Capital expenditures	12.1	6.9	25.1	2.0	46.1
Assets
As of March 31, 2019	$1,235.2	$825.0	$2,259.3	$485.4	$4,804.9
As of December 31, 2018	1,032.1	736.1	1,905.8	501.1	4,175.1

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended March 31,
	2019	2018
Segment income from operations	$153.2	$113.9
Corporate expenses	(31.8)	(33.4)
Stock compensation expense	(12.0)	(8.4)
Restructuring expenses	(1.7)	(5.9)
Amortization of intangibles	(15.3)	(15.7)
Consolidated income from operations	$92.4	$50.5

	March 31, 2019	December 31, 2018
Segment assets	$4,804.9	$4,175.1
Cash and cash equivalents	292.8	326.1
Investments in affiliates	393.2	400.0
Deferred tax assets, other current and noncurrent assets	672.5	656.6
Intangible assets, net	555.3	573.1
Goodwill	1,485.6	1,495.5
Consolidated total assets	$8,204.3	$7,626.4

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

At March 31, 2019, the Company had outstanding guarantees of indebtedness owed to third parties of approximately $44.3 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2024. Losses under such guarantees historically have been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations.

In addition, at March 31, 2019, the Company had accrued approximately $15.0 million of outstanding guarantees of minimum residual values that may be owed to its finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users.

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

Legal Claims and Other Matters

In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through March 31, 2019, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $33.8 million). The amount ultimately in dispute will be significantly greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

Dealers or distributors may not return equipment or replacement parts while its contract with the Company is in force, except for under established promotional and annual replacement parts return programs. At the time of sale, the Company estimates the amount of returns based on the terms of promotional and annual return programs and anticipated returns in the future. The Company estimates replacement parts returns based on historical experience and recognizes an asset within “Other current assets” and “Other assets”, which represents the Company’s right to recover the parts it expects to be returned. When the refund for the returned replacement part is settled with the dealer or distributor, the asset is then transferred to inventory. The Company also recognizes a refund liability in “Accrued expenses” and “Other noncurrent liabilities” for the refund the Company expects to pay for returned parts. If actual replacement replacement parts return differ from those estimated, the difference in the replacement asset and refunded liability is recognized in “Cost of goods sold” and “Net sales”, respectively.

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

Contract Liabilities

Contract liabilities relate to the following: (1) unrecognized revenues where advance payment of consideration precedes the Company’s performance with respect to extended warranty contracts and where the performance obligation is satisfied over time, (2) unrecognized revenues where advance payment of consideration precedes the Company’s performance with respect to certain grain storage and protein production systems and where the performance obligation is satisfied over time and (3) unrecognized revenues where advance payment consideration precedes the Company’s performance with respect to technology services and where the performance obligation is satisfied over time.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Significant changes in the balance of contract liabilities for the three months ended as of March 31, 2019 and 2018 were as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$76.8	$82.6
Advance consideration received	25.4	34.5
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(6.1)	(6.4)
Revenue recognized during the period related to installation of grain storage and protein production systems	(11.4)	(14.9)
Foreign currency translation	(0.2)	1.1
Balance at March 31	$84.5	$96.9

The contract liabilities are classified as either “Other current liabilities” and “Other noncurrent liabilities” or “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2019 are $24.7 million for the remainder of 2019, $24.4 million in 2020, $14.7 million in 2021, $7.5 million in 2022 and $3.1 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Disaggregated Revenue

Net sales for the three months ended March 31, 2019 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America(1)	South America(1)	Europe/Middle East(1)	Asia/Pacific/Africa(1)	Consolidated(1)
Primary geographical markets:
United States	$412.6	$—	$—	$—	$412.6
Canada	61.2	—	—	—	61.2
South America	—	152.9	—	—	152.9
Germany	—	—	270.3	—	270.3
France	—	—	238.1	—	238.1
United Kingdom and Ireland	—	—	154.3	—	154.3
Finland and Scandinavia	—	—	169.6	—	169.6
Other Europe	—		364.2	—	364.2
Middle East and Algeria	—	—	14.1	—	14.1
Africa	—	—	—	20.3	20.3
Asia	—	—	—	59.2	59.2
Australia and New Zealand	—	—	—	53.4	53.4
Mexico, Central America and Caribbean	22.4	3.3	—	—	25.7
	$496.2	$156.1	$1,210.6	$132.9	$1,995.8

Major products:
Tractors	$140.2	$84.3	$829.7	$65.0	$1,119.2
Replacement parts	61.5	21.9	201.9	16.7	302.0
Grain storage and protein production systems	103.8	19.7	42.5	37.1	203.1
Combines, application equipment and other machinery	190.8	30.2	136.4	14.0	371.4
	$496.2	$156.1	$1,210.6	$132.9	$1,995.8

(1) Rounding may impact summation of amounts.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Net sales for the three months ended March 31, 2018 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$399.1	$—	$—	$—	$399.1
Canada	73.6	—	—	—	73.6
South America	—	179.2	—	—	179.2
Germany	—	—	287.9	—	287.9
France	—	—	196.6	—	196.6
United Kingdom and Ireland	—	—	140.3	—	140.3
Finland and Scandinavia	—	—	177.1	—	177.1
Other Europe	—	—	334.8	—	334.8
Middle East and Algeria	—	—	27.0	—	27.0
Africa	—	—	—	22.2	22.2
Asia	—	—	—	74.6	74.6
Australia and New Zealand	—	—	—	62.0	62.0
Mexico, Central America and Caribbean	30.2	2.9	—	—	33.1
	$502.9	$182.1	$1,163.7	$158.8	$2,007.5

Major products:
Tractors	$154.6	$106.8	$778.4	$73.5	$1,113.3
Replacement parts	60.8	21.7	210.5	19.7	312.7
Grain storage and protein production systems	110.4	17.2	34.4	44.2	206.2
Combines, application equipment and other machinery	177.1	36.4	140.4	21.4	375.3
	$502.9	$182.1	$1,163.7	$158.8	$2,007.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

19.    LEASES

The Company leases certain land, buildings, machinery, equipment, vehicles and office and computer equipment under finance and operating leases. As previously discussed in Note 1, the Company adopted ASU 2016-02 on January 1, 2019. Under the new standard, lessees are required to record an asset (ROU asset or finance lease asset) and a lease liability. The new standard continues to allow for two types of leases for income statement recognition purposes: operating leases and finance leases. Operating leases result in the recognition of a single lease expense on a straight-line basis over the lease term, similar to the treatment for operating leases under previous U.S. GAAP. Finance leases result in an accelerated expense also similar to previous U.S. GAAP. ASU 2016-02 also contains amended guidance regarding the identification of embedded leases in service and supply contracts, as well as the identification of lease and nonlease components of an arrangement. ROU assets represent the Company’s right to use an underlying asset for the lease term while lease liabilities represent the Company’s obligation to make lease payments for the lease term. All leases greater than 12 months result in the recognition of an ROU asset and liability at the lease commencement date based on the present value of the lease payments over the lease term. The present value of the lease payments is calculated using the applicable weighted-average discount rate. The weighted-average discount rate is based on the discount rate implicit in the lease, or if the implicit rate is not readily determinable from the lease, then the Company estimates an applicable incremental borrowing rate. The incremental borrowing rate is estimated using the currency denomination of the lease, the contractual lease term and the Company’s applicable borrowing rate.

The Company does not recognize a ROU asset or liability with respect to operating leases with an initial term of 12 months or less and recognizes expense on such leases on a straight-line basis over the lease term. The Company accounts for lease components separately from nonlease components other than for real estate and office equipment. The Company evaluated its supplier agreements for the existence of leases and determined these leases comprised an insignificant portion of its supplier agreements. As such, these leases were not material to the Company’s Condensed Consolidated Balance Sheets. The Company has certain leases that include one or more options to renew, with renewal terms that can extend the lease term from one to ten years. The exercise of the lease renewal options is at the Company’s discretion and are included in the determination of the ROU asset and lease liability when the option is reasonably certain of being exercised. The depreciable life of ROU assets and leasehold improvements are limited by the expected lease term. The Company has certain lease agreements that include variable rental payments that are adjusted periodically for inflation based on the index rate as defined by the applicable government authority. Generally, the Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

Total lease assets and liabilities at March 31, 2019 were as follows (in millions):

Lease Assets	Classification	As of March 31, 2019
Operating ROU assets	Right-of-use lease assets	$193.8
Finance lease assets	Property, plant and equipment, net(1)	15.9
Total leased assets		$209.7

Lease Liabilities	Classification	As of March 31, 2019
Current:
Operating	Accrued expenses	$45.4
Finance	Other current liabilities	4.1

Noncurrent:
Operating	Operating lease liabilities	150.8
Finance	Other noncurrent liabilities	10.0
Total leased liabilities		$210.3
(1) Finance lease assets are recorded net of accumulated depreciation of $16.1 million as of March 31, 2019.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Total lease cost for the three months ended March 31, 2019 is set forth below (in millions):

	Classification	Three Months Ended March 31, 2019
Operating lease cost	Selling, general and administrative expenses	$14.3
Variable lease cost	Selling, general and administrative expenses	0.1
Short-term lease cost	Selling, general and administrative expenses	2.2
Finance lease cost:
Amortization of leased assets	Depreciation expense(1)	1.3
Interest on leased liabilities	Interest expense, net	0.1
Total lease cost		$18.0
(1) Depreciation expense was included in both cost of sales and selling, general and administrative expenses.

The total lease expense under noncancelable operating leases was $72.1 million for the year ended December 31, 2018.

The aggregate future minimum lease payments under noncancelable operating and finance leases with remaining terms greater than one year as of March 31, 2019 and December 31, 2018 are as follows (in millions):

	March 31, 2019		December 31, 2018
	Operating Leases(1)(2)	Finance Leases	Operating Leases(5)	Finance Leases(5)
2019	$36.0	$3.6	$46.7	$4.9
2020	41.5	3.4	39.5	3.5
2021	34.2	2.8	32.6	2.8
2022	26.1	0.9	26.0	0.9
2023	20.6	0.7	21.7	0.7
Thereafter	80.2	6.1	85.5	6.3
Total lease payments	238.6	17.5	252.0	19.1
Less: imputed interest(3)(4)	(42.4)	(3.4)	—	(3.6)

Present value of leased liabilities	$196.2	$14.1	$252.0	$15.5
(1) Operating lease payments include $10.8 million related to options to extend leases that are reasonably certain of being exercised.
(2) This amount excludes lease payments for the three months ended March 31, 2019.
(3) Calculated using the implicit interest rate for each lease.
(4) Imputed interest for operating leases as of December 31, 2018 is not applicable as the Company adopted ASC 842 on January 1, 2019.
(5) As determined under ASC 840, “Leases.”

For leases related to real estate and office equipment, the minimum lease payments exclude payments for nonlease components.

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate:

As of March 31, 2019
Weighted-average remaining lease term:
Operating leases	8.0 years
Finance leases	2.0 years

Weighted-average discount rate:
Operating leases	4.1%
Finance leases	4.2%

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the supplemental cash flow information for the three months March 31, 2019 (in millions):

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14.3
Operating cash flows from finance leases	0.1
Financing cash flows from finance leases	1.3

Leased assets obtained in exchange for lease obligations:
Operating leases	$14.0
Finance leases	0.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS
For the three months ended March 31, 2019, we generated net income of $65.1 million, or $0.84 per share, compared to $24.3 million, or $0.30 per share, for the same period in 2018.

Net sales during the three months ended March 31, 2019 were $1,995.8 million, or approximately 0.6% lower than the same period in 2018, resulting from net sales growth in our Europe/Middle East (“EME”) region, largely offset by the negative impact of currency translation.

Income from operations for the three months ended March 31, 2019 was $92.4 million compared to $50.5 million for the same period in 2018. The increase in income from operations for the three months was primarily the result of improved margins resulting from the benefits of higher production levels, price increases, cost control initiatives and the timing of engineering expenditures as compared to the prior year period.

Regionally, income from operations in our EME region increased for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to the benefit of increased net sales and production, as well as cost control initiatives and the timing of engineering expenses. In our North American region, income from operations improved for the three months ended March 31, 2019 as compared to the same period in 2018. The benefits of improved pricing and a favorable sales mix both contributed to the increase. In South America, the operating loss in the first quarter of 2019 was lower as compared to the same period in 2018. The loss in the region reflects seasonally low levels of industry demand and company production, as well as the impact associated with localizing newer product technology into our Brazilian factories. The operating results in our Asia/ Pacific/Africa (“APA”) region declined for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to lower sales levels.

Industry Market Conditions
Farm economics remain challenged across many of the major crop-producing regions, and international trade tensions continue to weigh on farmer sentiment. Equipment demand is expected to be mixed with moderate row crop segment growth in North America, relatively flat demand across Western Europe and modest growth in South America.

In North America, industry unit retail sales of utility and high horsepower tractors for the first three months of 2019 decreased by approximately 3% compared to the first three months of 2018. Industry unit retail sales of combines for the first three months of 2019 increased by approximately 28% compared to the first three months of 2018. Lingering trade disputes with China and resulting increases in soybean inventories have slowed replacement demand for equipment in the first three months of 2019.

In Western Europe, industry unit retail sales of tractors for the first three months of 2019 increased approximately 2% compared to the first three months of 2018. Industry unit retail sales of combines for the first three months of 2019 decreased by approximately 11% compared to the first three months of 2018. Sales improved across the markets of France and Germany, mostly offset by declines in the United Kingdom and Italy.

South America industry unit retail sales of tractors for the first three months of 2019 decreased approximately 2% compared to the same period in 2018. Industry unit retail sales of combines for the first three months of 2019 increased approximately 34% compared to the first three months of 2018. Industry demand in Brazil increased moderately during 2019, while industry sales declined significantly in Argentina in response to lower crop production and farm income.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

STATEMENTS OF OPERATIONS
Net sales for the three months ended March 31, 2019 were $1,995.8 million compared to $2,007.5 million for the same period in 2018. The following table sets forth, for the three months ended March 31, 2019, the impacts to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended March 31,		Change		Change Due to Currency Translation
	2019	2018	$	%	$	%
North America	$496.2	$502.9	$(6.7)	(1.3)%	$(3.8)	(0.8)%
South America	156.1	182.1	(26.0)	(14.3)%	(21.2)	(11.6)%
Europe/Middle East	1,210.6	1,163.7	46.9	4.0%	(106.3)	(9.1)%
Asia/Pacific/Africa	132.9	158.8	(25.9)	(16.3)%	(10.6)	(6.7)%
	$1,995.8	$2,007.5	$(11.7)	(0.6)%	$(141.9)	(7.1)%

Regionally, net sales in North America decreased during the three months ended March 31, 2019 compared to the same periods in 2018. The decrease was a result of lower net sales of tractors and grain and protein production equipment, mostly offset by net sales growth of application equipment as well as hay and forage equipment. In the EME region, net sales were higher during the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to sales growth in France, the United Kingdom and Spain, partially offset by the impact of foreign currency translation. Net sales in South America decreased during the three months ended March 31, 2019 compared to the same period in 2018, primarily due to sales declines in Brazil and Argentina as well as the negative impact of currency translation. In the APA region, net sales decreased during the three months ended March 31, 2019 compared to the same period in 2018, primarily driven by sales declines in Australia and Asia. We estimate worldwide average price increases were approximately 2.4% during the three months ended March 31, 2019, compared to the prior year period. Consolidated net sales of tractors and combines, which comprised approximately 58% of our net sales, decreased approximately 1.0% for the three months ended March 31, 2019 compared to the same period in 2018. Unit sales of tractors and combines decreased approximately 2.9% for the three months ended March 31, 2019 compared to the same period in 2018. The difference between the unit sales change and the change in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended March 31,
	2019		2018
	$	% of Net Sales(1)	$	% of Net Sales
Gross profit	$456.7	22.9%	$428.0	21.3%
Selling, general and administrative expenses	262.2	13.1%	264.6	13.2%
Engineering expenses	84.5	4.2%	90.9	4.5%
Restructuring expenses	1.7	0.1%	5.9	0.3%
Amortization of intangibles	15.3	0.8%	15.7	0.8%
Bad debt expense	0.6	—%	0.4	—%
Income from operations	$92.4	4.6%	$50.5	2.5%

____________________________________

(1)	Rounding may impact summation of amounts.

Gross profit as a percentage of net sales increased for the three months ended March 31, 2019 compared to the same periods in 2018. The improvement for the three months ended March 31, 2019 compared to the same period in 2018 was due to benefits from pricing, higher production levels, as well as material cost and direct labor productivity initiatives. Production

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

hours increased in both Europe and North America, while production hours decreased in South America, primarily resulting from the sales of Brazilian transition inventory built ahead during 2018 related to emission regulation changes. Overall, production hours increased slightly on a global basis during both the three months ended March 31, 2019 as compared to the same period in 2018. We recorded approximately $0.5 million of stock compensation expense within cost of goods sold during the three months ended March 31, 2019, compared to approximately $0.8 million for the comparable period in 2018, as is more fully explained below and in Note 3 to our Condensed Consolidated Financial Statements.

Selling, general and administrative expenses (“SG&A expenses”) and engineering expenses for the three months ended March 31, 2019 both decreased as a percentage of net sales compared to the same period in 2018. The decrease in engineering expenses for the three months ended March 31, 2019 was driven by the timing of expenditures, as we expect 2019 full year engineering expenses to be higher than the full year expenses in 2018.

We recorded approximately $12.0 million of stock compensation expense within SG&A expenses during the three months ended March 31, 2019 compared to $8.4 million during the same period in 2018, as is more fully explained in Note 3 to our Condensed Consolidated Financial Statements.

The restructuring expenses of $1.7 million recorded during the three months ended March 31, 2019 primarily related to severance and other related costs associated with the rationalization of certain manufacturing operations and administrative offices located in Europe, South America and the United States. Refer to Note 2 to our Condensed Consolidated Financial Statements for further information.

Interest expense, net was approximately $3.5 million for the three months ended March 31, 2019, compared to approximately $10.3 million for the comparable periods in 2018, primarily as a result of the refinancings completed during 2018 that included the replacement of higher interest-bearing debt with lower interest-bearing debt. Refer to Note 5 to our Condensed Consolidated Financial Statements for further information.

Other expense, net was approximately $14.6 million and $11.5 million for the three months ended March 31, 2019 and 2018, respectively. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in other expense, net, were approximately $8.7 million for the three months ended March 31, 2019, compared to approximately $7.8 million for the comparable period in 2018.

We recorded an income tax provision of approximately $19.4 million for the three months ended March 31, 2019, compared to $11.4 million for the comparable period in 2018. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. Our effective tax rate for the three months ended March 31, 2019 includes the impact of a valuation allowance against our U.S. net deferred tax assets and, accordingly, having no tax benefit against our U.S. losses.

Equity in net earnings of affiliates, which is primarily comprised of income from our finance joint ventures, was approximately $10.8 million for the three months ended March 31, 2019 compared to approximately $7.7 million for the comparable period in 2018. The increase for the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to higher net earnings from our finance joint ventures. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations.

FINANCE JOINT VENTURES
Our AGCO Finance joint ventures provide both retail financing and wholesale financing to our dealers in the United States, Canada, Europe, Brazil, Argentina and Australia. The joint ventures are owned by AGCO and by a wholly owned subsidiary of Rabobank, a financial institution based in the Netherlands. The majority of the assets of the finance joint ventures consist of finance receivables. The majority of the liabilities consist of notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of March 31, 2019, our capital investment in the finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $351.7 million compared to $358.7 million as of December 31, 2018. The total finance portfolio in our finance joint ventures was approximately $9 billion and $8.8 billion as of March 31, 2019 and December 31, 2018, respectively. The total finance portfolio as of March 31, 2019 included approximately $ 7.3 billion of retail receivables and $ 1.7 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2018 included approximately $7.2 billion of retail receivables and $1.6 billion of wholesale receivables from AGCO dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

the dealers. For the three months ended March 31, 2019, our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Condensed Consolidated Statements of Operations, was $ 10.1 million compared to $6.7 million for the same period in 2018.

LIQUIDITY AND CAPITAL RESOURCES
Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our credit facility and accounts receivable sales agreements. We believe that the following facilities, discussed below, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future (in millions):

March 31, 2019
1.056% Senior term loan due 2020	$224.7
Senior term loan due 2022	168.5
Credit facility, expires 2023	207.9
1.002% Senior term loan due 2025	280.9
Senior term loans due between 2019 and 2028	801.1
Other long-term debt	17.1
Debt issuance costs	(2.8)
$1,697.4

In December 2018, we entered into a term loan agreement with the European Investment Bank (“EIB”), which provided us with the ability to borrow up to €250.0 million. The €250.0 million (or approximately $280.9 million as of March 31, 2019) of funding was received on January 25, 2019 with a maturity date of January 24, 2025. We are permitted to prepay the term loan before it maturity date. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears. We have another term loan with the EIB in the amount of €200.0 million (or approximately $224.7 million as of March 31, 2019) that was entered into in December 2014 and that has a maturity date of January 15, 2020.

In October 2016, we borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements. These agreements have maturities ranging from October 2019 to October 2026. Of these term loans, an aggregate amount of €56.0 million (or $62.9 million) as of March 31, 2019 have maturity dates of October 2019.

We are in compliance with the financial covenants contained in these facilities and expect to continue to maintain such compliance. Should we ever encounter difficulties, our historical relationship with our lenders has been strong and we anticipate their continued long-term support of our business. Refer to Note 5 to the Condensed Consolidated Financial Statements for further information regarding our current facilities.

Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of both March 31, 2019 and December 31, 2018, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.4 billion.

Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements are also without recourse to us. As of March 31, 2019 and December 31, 2018, these finance joint ventures had approximately $88.1 million and $82.5 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 37.6% and 32.8% at March 31, 2019 and December 31, 2018, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Cash Flows

Cash flows used in operating activities were approximately $329.9 million for the first three months of 2019 compared to approximately $361.3 million for the first three months of 2018. Our seasonal requirements for working capital resulted in negative cash flow from operations in both the first three months of 2019 and 2018.

Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $906.6 million in working capital at March 31, 2019 as compared to $770.7 million at December 31, 2018 and $1,345.8 million at March 31, 2018. Accounts receivable and inventories, combined, at March 31, 2019 were $447.1 million higher than at December 31, 2018 and $70.8 million lower than at March 31, 2018, respectively. Inventories increased as of March 31, 2019 compared March 31, 2018 as a result of higher production and increased inventory required to transition production to products meeting new emissions standards in Europe and Brazil. Working capital as of March 31, 2019 was impacted by the classification of our 1.056% senior term loan as current, given its maturity date of January 15, 2020.

Capital expenditures for the first three months of 2019 were $60.9 million compared to $46.1 million for the same period of 2018. We anticipate that capital expenditures for the full year of 2019 will be approximately $225.0 million and will be used primarily to support the development and enhancement of new and existing products, upgrade our system capabilities and improve our factory productivity.

Share Repurchase Program

During the three months ended March 31, 2019, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase an aggregate of $30.0 million of shares of our common stock. We received approximately 379,927 shares during the three months ended March 31, 2019 related to the ASR agreement. The specific number of shares we ultimately repurchased was determined at the completion of the term of the ASR based on the daily volume-weighted average share price of our common stock less an agreed upon discount. Upon settlement of the ASR, we were entitled to receive additional shares of common stock or, under certain circumstances, were required to remit a settlement amount. In May 2019, we received an additional 59,394 shares of common stock upon final settlement of the ASR. All shares received under the ASR were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” and “Retained earnings” within our Condensed Consolidated Balance Sheets.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
We are party to a number of commitments and other financial arrangements, which may include “off-balance sheet” arrangements. At March 31, 2019, we have outstanding guarantees of indebtedness owed to third parties of approximately $44.3 million, primarily related to dealer and end-user financing of equipment. In addition, we secured approximately $15.0 million of outstanding guarantees of minimum residual values that may be issued to our finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. We also sell a majority of our wholesale receivables in North America, Europe and Brazil to our U.S., Canadian, European and Brazilian finance joint ventures. At March 31, 2019, we had outstanding designated and non-designated foreign currency contracts with a gross notional amount of approximately $2,563.8 million. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 11, 13 and 17 to our Condensed Consolidated Financial Statements, for further discussion of these matters.

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

OUTLOOK
Global industry demand is projected to improve modestly in 2019. Our net sales are expected to increase in 2019 reflecting improved sales volumes and positive pricing impacts, offset by unfavorable foreign currency translation impacts. Gross and operating margins are expected to improve from 2018 levels, reflecting the positive impact of pricing and cost reduction initiatives. Accordingly, net income is expected to improve in 2019 compared to 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates estimates, including those related to discounts and sales incentive allowances, goodwill, other intangible and long-lived assets, deferred income taxes and uncertain income tax positions and pension and other postretirement benefit obligations. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of our Condensed Consolidated Financial Statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Any forward-looking statement should be considered in light of such important factors. For additional factors and additional information regarding these factors, please see “Risk Factors” in our Form 10-K for the year ended December 31, 2018.

We have joint ventures in the Netherlands and Russia with an entity that currently is operating under a time-limited general license from the U.S. Department of the Treasury authorizing the maintenance or wind down of operations and existing contracts. In the event that the license expires without further relief being granted or without other authorization from the U.S. Department of the Treausry, we may no longer be able to continue the joint ventures’ commercial operations and we would be required to assess the fair value of certain assets related to the joint ventures for potential impairment.

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

Foreign Currency Risk Management
For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2018. As of the first quarter of 2019, there has been no material change in our exposure to market risks.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 17 to our Condensed Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
January 1, 2019 through January 31, 2019	—	$—	—	$147.1
February 1, 2019 through February 28, 2019(2)	379,927	$63.17	379,927	$117.1
March 1, 2019 through March 31, 2019	—	$—	—	$117.1
Total	379,927	$63.17	379,927	$117.1

(1) The remaining authorized amount to be repurchased is $117.1 million, of which $115.7 million expires in December 2019 and $1.4 million has no expiration date.
(2) In February 2019, we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase $30.0 million of our common stock. The ASR agreement resulted in the initial delivery of 379,927 shares of our common stock, representing approximately 80% of the shares expected to repurchased in connection with the transaction. In May 2019, the remaining 59,394 shares under the ASR agreement were delivered. The average price paid per share related to the ASR agreement reflected in the table above was derived using the fair market value of the shares on the date the initial 379,927 shares were delivered. The amount that may yet be purchased under our share repurchase programs, as presented in the above table, was reduced by the entire $30.0 million payment related to the ASR agreement. Refer to Note 12 to our Condensed Consolidated Financial Statements for a further discussion of this matter.

ITEM 6.	EXHIBITS
(The Company is not filing, under Item 4, instruments defining the rights of holders of long-term debt where the debt does not exceed 10% of the Company’s total assets.  The Company agrees to furnish copies of those instruments to the Commission upon request.)

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation

3.1	Amended and Restated By-laws	April 26, 2019, Form 8-K, Exhibit 3.1

10.1	Amended and Restated Letter Agreement, dated April 24, 2019, between AGCO Corporation and Tractors and Farm Equipment Limited	Filed herewith

31.1	Certification of Martin Richenhagen	Filed herewith

31.2	Certification of Andrew H. Beck	Filed herewith

32.1	Certification of Martin Richenhagen and Andrew H. Beck	Furnished herewith

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL Tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 9, 2019	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Lara T. Long
Lara T. Long Vice President, Chief Accounting Officer (Principal Accounting Officer)