Form 10-Q
period 2019-06-30
AGCO CORP /DE
filed 2019-08-09
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 001-33767
AGCO CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware		58-1960019
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
4205 River Green Parkway		30096
Duluth,	Georgia
(Address of principal executive offices)		(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act
Title of Class	Trading Symbol	Name of exchange on which registered
Common stock	AGCO	New York Stock Exchange	(NYSE)
As of August 5, 2019, there were 76,240,271 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$279.9	$326.1
Accounts and notes receivable, net	1,010.7	880.3
Inventories, net	2,424.8	1,908.7
Other current assets	446.2	422.3
Total current assets	4,161.6	3,537.4
Property, plant and equipment, net	1,377.8	1,373.1
Right-of-use lease assets	203.3	—
Investment in affiliates	404.7	400.0
Deferred tax assets	97.5	104.9
Other assets	134.6	142.4
Intangible assets, net	541.6	573.1
Goodwill	1,494.0	1,495.5
Total assets	$8,415.1	$7,626.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$70.2	$72.6
Short-term borrowings	238.7	138.0
Senior term loan	227.7	—
Accounts payable	931.4	865.9
Accrued expenses	1,557.2	1,522.4
Other current liabilities	203.7	167.8
Total current liabilities	3,228.9	2,766.7
Long-term debt, less current portion and debt issuance costs	1,308.1	1,275.3
Operating lease liabilities	163.3	—
Pensions and postretirement health care benefits	212.0	223.2
Deferred tax liabilities	107.8	116.3
Other noncurrent liabilities	266.3	251.4
Total liabilities	5,286.4	4,632.9
Commitments and contingencies (Note 17)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2019 and 2018	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 76,313,655 and 76,536,755 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	0.8	0.8
Additional paid-in capital	7.1	10.2
Retained earnings	4,591.1	4,477.3
Accumulated other comprehensive loss	(1,534.3)	(1,555.4)
Total AGCO Corporation stockholders’ equity	3,064.7	2,932.9
Noncontrolling interests	64.0	60.6
Total stockholders’ equity	3,128.7	2,993.5
Total liabilities and stockholders’ equity	$8,415.1	$7,626.4
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended June 30,
	2019	2018
Net sales	$2,422.6	$2,537.6
Cost of goods sold	1,858.7	1,981.3
Gross profit	563.9	556.3
Selling, general and administrative expenses	260.7	271.8
Operating expenses:
Engineering expenses	87.5	93.0
Restructuring expenses	—	2.7
Amortization of intangibles	15.4	18.2
Bad debt expense	0.7	2.5
Income from operations	199.6	168.1
Interest expense, net	6.0	21.2
Other expense, net	11.6	27.2
Income before income taxes and equity in net earnings of affiliates	182.0	119.7
Income tax provision	53.2	38.5
Income before equity in net earnings of affiliates	128.8	81.2
Equity in net earnings of affiliates	11.6	9.2
Net income	140.4	90.4
Net loss attributable to noncontrolling interests	0.4	1.0
Net income attributable to AGCO Corporation and subsidiaries	$140.8	$91.4
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$1.84	$1.15
Diluted	$1.82	$1.14
Cash dividends declared and paid per common share	$0.16	$0.15
Weighted average number of common and common equivalent shares outstanding:
Basic	76.6	79.3
Diluted	77.2	80.2
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Six Months Ended June 30,
	2019	2018
Net sales	$4,418.4	$4,545.1
Cost of goods sold	3,397.8	3,560.8
Gross profit	1,020.6	984.3
Selling, general and administrative expenses	522.9	536.4
Operating expenses:
Engineering expenses	172.0	183.9
Restructuring expenses	1.7	8.6
Amortization of intangibles	30.7	33.9
Bad debt expense	1.3	2.9
Income from operations	292.0	218.6
Interest expense, net	9.5	31.5
Other expense, net	26.2	38.7
Income before income taxes and equity in net earnings of affiliates	256.3	148.4
Income tax provision	72.6	49.9
Income before equity in net earnings of affiliates	183.7	98.5
Equity in net earnings of affiliates	22.4	16.9
Net income	206.1	115.4
Net (income) loss attributable to noncontrolling interests	(0.2)	0.3
Net income attributable to AGCO Corporation and subsidiaries	$205.9	$115.7
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$2.69	$1.46
Diluted	$2.66	$1.44
Cash dividends declared and paid per common share	$0.31	$0.30
Weighted average number of common and common equivalent shares outstanding:
Basic	76.6	79.4
Diluted	77.3	80.3
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in millions)

	Three Months Ended June 30,
	2019	2018
Net income	$140.4	$90.4
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	4.4	(190.4)
Defined benefit pension plans, net of tax	3.0	3.0
Deferred gains and losses on derivatives, net of tax	4.8	1.5
Other comprehensive income (loss), net of reclassification adjustments	12.2	(185.9)
Comprehensive income (loss)	152.6	(95.5)
Comprehensive (income) loss attributable to noncontrolling interests	(0.3)	3.2
Comprehensive income (loss) attributable to AGCO Corporation and subsidiaries	$152.3	$(92.3)

	Six Months Ended June 30,
	2019	2018
Net income	$206.1	$115.4
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	16.6	(180.7)
Defined benefit pension plans, net of tax	6.0	6.1
Deferred gains and losses on derivatives, net of tax	0.7	0.6
Other comprehensive income (loss), net of reclassification adjustments	23.3	(174.0)
Comprehensive income (loss)	229.4	(58.6)
Comprehensive (income) loss attributable to noncontrolling interests	(2.4)	2.4
Comprehensive income (loss) attributable to AGCO Corporation and subsidiaries	$227.0	$(56.2)
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$206.1	$115.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	107.1	115.1
Amortization of intangibles	30.7	33.9
Stock compensation expense	24.8	22.5
Equity in net earnings of affiliates, net of cash received	(16.8)	(13.4)
Deferred income tax benefit	13.2	(14.3)
Loss on extinguishment of debt	—	15.7
Other	3.0	1.3
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(143.5)	(83.0)
Inventories, net	(513.7)	(396.3)
Other current and noncurrent assets	(18.2)	(47.3)
Accounts payable	83.1	7.9
Accrued expenses	1.6	6.7
Other current and noncurrent liabilities	9.7	47.2
Total adjustments	(419.0)	(304.0)
Net cash used in operating activities	(212.9)	(188.6)
Cash flows from investing activities:
Purchases of property, plant and equipment	(114.9)	(89.8)
Proceeds from sale of property, plant and equipment	0.1	2.3
Investments in unconsolidated affiliates	—	(5.8)
Other	—	0.4
Net cash used in investing activities	(114.8)	(92.9)
Cash flows from financing activities:
Proceeds from indebtedness	1,621.5	2,555.7
Repayments of indebtedness	(1,219.0)	(2,289.3)
Purchases and retirement of common stock	(70.0)	(34.3)
Payment of dividends to stockholders	(23.7)	(23.8)
Payment of minimum tax withholdings on stock compensation	(26.7)	(3.5)
Payment of debt issuance costs	(0.5)	—
Investment by noncontrolling interests	1.0	—
Net cash provided by financing activities	282.6	204.8
Effects of exchange rate changes on cash and cash equivalents	(1.1)	(10.4)
Decrease in cash and cash equivalents	(46.2)	(87.1)
Cash and cash equivalents, beginning of period	326.1	367.7
Cash and cash equivalents, end of period	$279.9	$280.6
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements of AGCO Corporation and its subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, comprehensive income (loss) and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Results for interim periods are not necessarily indicative of the results for the year. Certain prior period amounts have been reclassified to conform to the current period presentation. The Company corrected its Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018 by reclassifying approximately $15.7 million related to the loss on the extinguishment of debt to “Cash flows from operating activities” from “Cash flows from financing activities.” The Company concluded this correction was immaterial to the Condensed Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods as the adoption of the standard relates to the Company. The Company’s equity method finance joint ventures currently will be required to adopt ASU 2016-13 for annual periods beginning after December 15, 2020 and interim periods within those

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

annual periods. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”), which provides, among other things, targeted improvements to certain aspects of accounting for credit losses addressed by ASU 2016-13. The effective dates for ASU 2019-04 are the same as the effective dates for ASU 2016-03. The standard, and its subsequent modification, is not expected to have a material impact on the Company’s results of operations, financial condition and cash flows as it relates to the Company’s financial assets; however, it will likely impact the results of operations and financial condition of the Company’s finance joint ventures. Therefore, adoption of the standard by the Company’s finance joint ventures will likely impact the Company’s “Investment in affiliates” and “Equity in net earnings of affiliates.” The Company’s finance joint ventures are currently evaluating the standard’s impact to their results of operations and financial condition.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which superseded the existing lease guidance under current U.S. GAAP. ASU 2016-02 is based on the principle that entities should recognize assets and liabilities arising from leases. The new standard does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard and leases continue to be classified as finance or operating. The primary change under ASU 2016-02 is the requirement for entities to recognize a lease liability for payments and a right-of-use (“ROU”) asset representing the right to use the leased asset during the term of an operating lease arrangement. Lessees were permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of 12 months or less. Lessors’ accounting under the new standard was largely unchanged from the previous accounting standard. In addition, ASU 2016-02 expanded the disclosure requirements of lease arrangements. Upon adoption, lessees and lessors were required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, “Targeted Improvements,” which allowed for a new, optional transition method that provided the option to use the effective date as the date of initial application on transition. Under this option, the comparative periods would continue to apply the legacy guidance in ASC 840, including the disclosure requirements, and a cumulative effect adjustment would be recognized in the period of adoption rather than the earliest period presented. Under this transition option, comparative reporting would not be required and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption.

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

In connection with the adoption of ASU 2016-02 on January 1, 2019, the Company completed the design of new processes and internal controls, which included the implementation of a software solution and the cataloging of the Company’s existing and ongoing population of leased assets. See Note 19 for additional information and related disclosures.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

2.    RESTRUCTURING EXPENSES

From 2014 through 2019, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities and various administrative offices located in Europe, South America, China and the United States in order to reduce costs in response to softening global market demand and lower production volumes. The aggregate headcount reduction was approximately 3,890 employees between 2014 and 2018. During the six months ended June 30, 2019, the Company recorded severance and related costs associated with further rationalizations in Europe, Africa, South America and the United States in connection with the termination of approximately 40 employees. Restructuring expenses activity during the three and six months ended June 30, 2019 is summarized as follows (in millions):

	Write-down of Property, Plant and Equipment	Employee Severance	Total
Balance as of December 31, 2018	$—	$7.1	$7.1
First quarter 2019 provision	0.3	1.4	1.7
Less: Non-cash expense	(0.3)	—	(0.3)
Cash expense	—	1.4	1.4
First quarter 2019 cash activity	—	(2.6)	(2.6)
Foreign currency translation	—	(0.1)	(0.1)
Balance as of March 31, 2019	$—	$5.8	$5.8
Second quarter 2019 provision	—	—	—
Second quarter 2019 cash activity	—	(0.8)	(0.8)
Foreign currency translation	—	—	—
Balance as of June 30, 2019	$—	$5.0	$5.0

3.    STOCK COMPENSATION PLANS

The Company recorded stock compensation expense as follows for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of goods sold	$0.5	$1.1	$1.0	$1.9
Selling, general and administrative expenses	12.2	12.5	24.2	20.9
Total stock compensation expense	$12.7	$13.6	$25.2	$22.8

Stock Incentive Plan

Under the Company’s Long-Term Incentive Plan (the “Plan”), up to 10,000,000 shares of AGCO common stock may be issued. As of June 30, 2019, of the 10,000,000 shares reserved for issuance under the Plan, approximately 3,422,908 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Long-Term Incentive Plan and Related Performance Awards

The weighted average grant-date fair value of performance awards granted under the Plan during the six months ended June 30, 2019 and 2018 was $61.01 and $71.40, respectively.

During the six months ended June 30, 2019, the Company granted 542,180 performance awards related to varying performance periods. The awards granted assume the maximum target levels of performance are achieved. The compensation expense associated with all awards granted under the Plan is amortized ratably over the vesting or performance period based on

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

the Company’s projected assessment of the level of performance that will be achieved. Performance award transactions during the six months ended June 30, 2019 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan awards:

Shares awarded but not earned at January 1	938,862
Shares awarded	542,180
Shares forfeited	(43,076)
Shares earned	(11,200)
Shares awarded but not earned at June 30	1,426,766

As of June 30, 2019, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was approximately $43.2 million, and the weighted average period over which it is expected to be recognized is approximately one and a half years. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

Restricted Stock Unit Awards

During the six months ended June 30, 2019, the Company granted 165,160 restricted stock unit (“RSU”) awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. The compensation expense associated with these awards is being amortized ratably over the requisite service period for the awards that are expected to vest. The weighted average grant-date fair value of the RSUs granted under the Plan during the six months ended June 30, 2019 and 2018 was $61.01 and $71.40, respectively. RSU transactions during the six months ended June 30, 2019 were as follows:

RSUs awarded but not vested at January 1	352,975
RSUs awarded	165,160
RSUs forfeited	(7,338)
RSUs vested	(111,419)
RSUs awarded but not vested at June 30	399,378

As of June 30, 2019, the total compensation cost related to the unvested RSUs not yet recognized was approximately $15.5 million, and the weighted average period over which it is expected to be recognized is approximately one and a half years.

Stock-Settled Appreciation Rights

Compensation expense associated with the stock-settled appreciation rights (“SSAR”) awards is amortized ratably over the requisite service period for the awards that are expected to vest. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. SSAR transactions during the six months ended June 30, 2019 were as follows:

SSARs outstanding at January 1	1,099,592
SSARs granted	243,600
SSARs exercised	(359,977)
SSARs canceled or forfeited	(21,077)
SSARs outstanding at June 30	962,138

As of June 30, 2019, the total compensation cost related to the unvested SSARs not yet recognized was approximately $5.1 million, and the weighted average period over which it is expected to be recognized is approximately three years.

Director Restricted Stock Grants

The Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The 2019 grant was made on April 25, 2019 and equated to 19,386 shares of common stock, of which 14,105 shares of

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.4 million during the six months ended June 30, 2019 associated with these grants.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of acquired intangible assets during the six months ended June 30, 2019 are summarized as follows (in millions):

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2018	$203.4	$586.3	$155.8	$8.6	$954.1
Foreign currency translation	(0.3)	(0.2)	(0.4)	—	(0.9)
Balance as of June 30, 2019	$203.1	$586.1	$155.4	$8.6	$953.2

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2018	$73.4	$310.8	$80.7	$3.0	$467.9
Amortization expense	5.7	20.0	4.9	0.1	30.7
Foreign currency translation	—	—	(0.2)	—	(0.2)
Balance as of June 30, 2019	$79.1	$330.8	$85.4	$3.1	$498.4

Trademarks and Tradenames
Indefinite-lived intangible assets:
Balance as of December 31, 2018	$86.9
Foreign currency translation	(0.1)
Balance as of June 30, 2019	$86.8

The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from three to 50 years.

Changes in the carrying amount of goodwill during the six months ended June 30, 2019 are summarized as follows (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Balance as of December 31, 2018	$611.1	$116.7	$649.6	$118.1	$1,495.5
Foreign currency translation	—	1.4	(2.7)	(0.2)	(1.5)
Balance as of June 30, 2019	$611.1	$118.1	$646.9	$117.9	$1,494.0

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year. There have been no indicators of impairment during the six months ended June 30, 2019.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

5.    INDEBTEDNESS

Long-term debt consisted of the following at June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019	December 31, 2018
1.056% Senior term loan due 2020	$227.7	$228.7
Senior term loan due 2022	170.7	171.5
Credit facility, expires 2023	96.8	114.4
1.002% Senior term loan due 2025	284.6	—
Senior term loans due between 2019 and 2028	811.6	815.3
Other long-term debt	17.3	20.6
Debt issuance costs	(2.7)	(2.6)
	1,606.0	1,347.9
Less: 1.056% Senior term loan due 2020	(227.7)	—
Senior term loans due 2019	(63.7)	(63.8)
Current portion of other long-term debt	(6.5)	(8.8)
Total long-term indebtedness, less current portion	$1,308.1	$1,275.3

1.056% Senior Term Loan

In December 2014, the Company entered into a term loan with the European Investment Bank (“EIB”), which provided the Company with the ability to borrow up to €200.0 million. The €200.0 million (or approximately $227.7 million as of June 30, 2019) of funding was received on January 15, 2015 with a maturity date of January 15, 2020. The Company is permitted to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.056% per annum, payable quarterly in arrears.

Senior Term Loan Due 2022

In October 2018, the Company entered into a term loan agreement with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), in the amount of €150.0 million (or approximately $170.7 million as of June 30, 2019). The Company has the ability to prepay the term loan before its maturity date of October 28, 2022. Interest is payable on the term loan quarterly in arrears at an annual rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating.

Credit Facility

In October 2018, the Company entered into an $800.0 million multi-currency revolving credit facility. The credit facility matures on October 17, 2023. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on the Company’s credit rating. As of June 30, 2019, the Company had approximately $96.8 million of outstanding borrowings under the credit facility and the ability to borrow approximately $703.2 million under the facility. As of December 31, 2018, the Company had approximately $114.4 million of outstanding borrowings under the credit facility and the ability to borrow approximately $685.6 million under the facility.

1.002% Senior Term Loan

In December 2018, the Company entered into a term loan with the EIB, which provided the Company with the ability to borrow up to €250.0 million. The €250.0 million (or approximately $284.6 million as of June 30, 2019) of funding was received on January 25, 2019 with a maturity date of January 24, 2025. The Company is permitted to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears.

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

In aggregate, the Company has indebtedness of €713.0 million (or approximately $811.6 million as of June 30, 2019) through a group of fourteen related term loan agreements, as discussed above. The provisions of the term loan agreements are substantially identical, with the exception of interest rate terms and maturities. The Company is permitted to prepay the term loans before their maturity dates. For the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 0.70% to 2.26% and a maturity date between October 2019 and August 2028. For the term loans with a floating interest rate, interest is payable in arrears on a semi-annual basis, with interest rates based on the EURIBOR plus a margin ranging from 0.70% to 1.25% and a maturity date between October 2019 and August 2025.

Of the group of seven related term loan agreements entered into in October 2016, an aggregate amount of €56.0 million (or approximately $63.7 million as of June 30, 2019) have maturity dates of October 2019.

Short-Term Borrowings

As of June 30, 2019 and December 31, 2018, the Company had short-term borrowings due within one year of approximately $238.7 million and $138.0 million, respectively.

Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At June 30, 2019 and December 31, 2018, outstanding letters of credit totaled approximately $13.9 million and $14.1 million, respectively.

6.    RECOVERABLE INDIRECT TAXES

The Company’s Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from the Company’s sales in the Brazilian market. The Company regularly assesses the recoverability of these tax credits, and establishes reserves when necessary against them, through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from the Company’s ongoing operations. The Company believes that these tax credits, net of established reserves, are realizable. The Company had recorded approximately $170.0 million and $156.0 million, respectively, of VAT tax credits, net of reserves, as of June 30, 2019 and December 31, 2018.

7.    INVENTORIES

Inventories at June 30, 2019 and December 31, 2018 were as follows (in millions):

	June 30, 2019	December 31, 2018
Finished goods	$925.2	$660.4
Repair and replacement parts	640.9	587.3
Work in process	311.4	217.5
Raw materials	547.3	443.5
Inventories, net	$2,424.8	$1,908.7

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

8.    PRODUCT WARRANTY

The warranty reserve activity for the three and six months ended June 30, 2019 and 2018 consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$361.3	$325.8	$360.9	$316.0
Accruals for warranties issued during the period	48.0	50.2	99.1	108.7
Settlements made (in cash or in kind) during the period	(40.2)	(34.1)	(87.6)	(90.0)
Foreign currency translation	2.8	(17.1)	(0.5)	(9.9)
Balance at June 30	$371.9	$324.8	$371.9	$324.8

The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $315.2 million and $308.6 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively. Approximately $56.7 million and $52.3 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively.

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

9.    NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per common share assumes the exercise of outstanding SSARs and the vesting of performance share awards and RSUs using the treasury stock method when the effects of such assumptions are dilutive. A reconciliation of net income attributable to AGCO Corporation and subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three and six months ended June 30, 2019 and 2018 is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$140.8	$91.4	$205.9	$115.7
Weighted average number of common shares outstanding	76.6	79.3	76.6	79.4
Basic net income per share attributable to AGCO Corporation and subsidiaries	$1.84	$1.15	$2.69	$1.46
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$140.8	$91.4	$205.9	$115.7
Weighted average number of common shares outstanding	76.6	79.3	76.6	79.4
Dilutive SSARs, performance share awards and RSUs	0.6	0.9	0.7	0.9
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	77.2	80.2	77.3	80.3
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$1.82	$1.14	$2.66	$1.44

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

SSARs to purchase approximately 0.4 million and 0.6 million shares of the Company’s common stock for the three and six months ended June 30, 2019, respectively, and approximately 0.4 million shares of the Company’s common stock for the three and six months ended June 30, 2018, were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

10.    INCOME TAXES

At June 30, 2019 and December 31, 2018, the Company had approximately $176.8 million and $166.1 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At June 30, 2019 and December 31, 2018, the Company had approximately $57.6 million and $58.5 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At June 30, 2019 and December 31, 2018, the Company had accrued interest and penalties related to unrecognized tax benefits of approximately $30.5 million and $27.2 million, respectively. Generally, tax years 2013 through 2018 remain open to examination by taxing authorities in the United States and certain other foreign tax jurisdictions.

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

All derivatives are recognized on the Company’s Condensed Consolidated Balance Sheets at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a cash flow hedge of a forecasted transaction, (2) a fair value hedge of a recognized liability, (3) a hedge of a net investment in a foreign operation or (4) a non-designated derivative instrument.

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

During 2019 and 2018, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was $148.6 million and $127.0 million as of June 30, 2019 and December 31, 2018, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following tables summarize the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and net income during the three and six months ended June 30, 2019 and 2018 (in millions):

		Recognized in Net Income
Three Months Ended June 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2019
Foreign currency contracts	$4.3	Cost of goods sold	$(0.5)	$1,858.7
2018
Foreign currency contracts	$0.2	Cost of goods sold	$(0.8)	$1,981.3
Interest rate swap contract	(0.2)	Interest expense, net	(0.7)	21.2
Total	$—		$(1.5)

		Recognized in Net Income
Six Months Ended June 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2019
Foreign currency contracts(1)	$(0.4)	Cost of goods sold	$(1.1)	$3,397.8
2018
Foreign currency contracts	$(1.2)	Cost of goods sold	$(1.4)	$3,560.8
Interest rate swap contract	(0.9)	Interest expense, net	(1.3)	31.5
Total	$(2.1)		$(2.7)
(1) The outstanding contracts as of June 30, 2019 range in maturity through December 2019.

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the six months ended June 30, 2019 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net gains as of December 31, 2018	$1.6	$0.2	$1.4
Net changes in fair value of derivatives	(0.4)	—	(0.4)
Net losses reclassified from accumulated other comprehensive loss into income	1.1	—	1.1
Accumulated derivative net gains as of June 30, 2019	$2.3	$0.2	$2.1

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Net Investment Hedges

The Company uses non-derivative and derivative instruments to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates. For instruments that are designated as hedges of net investments in foreign operations, changes in the fair value of the derivative instruments are recorded in foreign currency translation adjustments, a component of accumulated other comprehensive loss, to offset changes in the value of the net investments being hedged. When the net investment in foreign operations is sold or substantially liquidates, the amounts recorded in accumulated other comprehensive loss are reclassified to earnings. To the extent foreign currency denominated debt is de-designated from a net investment hedge relationship, changes in the value of the foreign currency denominated debt are recorded in earnings through the maturity date.

In January 2018, the Company entered into a cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap has an expiration date of January 19, 2021. At maturity of the cross currency swap contract, the Company will deliver the notional amount of approximately €245.7 million (or approximately $279.7 million as of June 30, 2019) and will receive $300.0 million from the counterparties. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swap.

In January 2019, the Company designated €160.0 million of its multi-currency revolving credit facility with a maturity date of October 17, 2023 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. During the three months ended June 30, 2019, the Company repaid the designated amount outstanding under its multi-currency revolving credit facility and the foreign currency denominated debt was de-designated as a net investment hedge.

The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	June 30, 2019	December 31, 2018
Cross currency swap contract	$300.0	$300.0

The following table summarizes the after-tax impact of changes in the fair value of the instrument designated as a net investment hedge during the three and six months ended June 30, 2019 and 2018 (in millions):

	(Loss) Gain Recognized in Accumulated Other Comprehensive Loss for the Three Months Ended		Gain Recognized in Accumulated Other Comprehensive Loss for the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Cross currency swap contract	$(2.1)	$16.2	$4.8	$11.6
Foreign currency denominated debt	0.3	21.2	2.0	10.9

Derivative Transactions Not Designated as Hedging Instruments

During 2019 and 2018, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of June 30, 2019 and December 31, 2018, the Company had outstanding foreign currency contracts with a notional amount of approximately $2,644.9 million and $1,335.8 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the impact that changes in the fair value of derivatives not designated as hedging instruments had on net income (in millions):

		Loss Recognized in Net Income for the Three Months Ended		Gain Recognized in Net Income for the Six Months Ended
	Classification of Gain	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Foreign currency contracts	Other expense, net	$(3.1)	$(3.8)	$5.7	$2.4

The table below sets forth the fair value of derivative instruments as of June 30, 2019 (in millions):

	Asset Derivatives as of June 30, 2019		Liability Derivatives as of June 30, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$2.2	Other current liabilities	$—
Cross currency swap contract	Other noncurrent assets	22.5	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	6.8	Other current liabilities	11.9
Total derivative instruments		$31.5		$11.9

The table below sets forth the fair value of derivative instruments as of December 31, 2018 (in millions):

	Asset Derivatives as of December 31, 2018		Liability Derivatives as of December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.9	Other current liabilities	$0.4
Cross currency swap contract	Other noncurrent assets	17.7	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	5.1	Other current liabilities	6.2
Total derivative instruments		$24.7		$6.6

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.    CHANGES IN STOCKHOLDERS’ EQUITY

The following tables set forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three and six months ended June 30, 2019 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, March 31, 2019	$0.8	$9.7	$4,491.0	$(1,545.8)	$63.3	$3,019.0
Stock compensation	—	12.3	—	—	—	12.3
Issuance of stock awards	—	(0.2)	(0.1)	—	—	(0.3)
SSARs exercised	—	(3.1)	—	—	—	(3.1)
Comprehensive income:
Net income (loss)	—	—	140.8	—	(0.4)	140.4
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	3.7	0.7	4.4
Defined benefit pension plans, net of tax	—	—	—	3.0	—	3.0
Deferred gains and losses on derivatives, net of tax	—	—	—	4.8	—	4.8
Payment of dividends to stockholders	—	—	(12.2)	—	—	(12.2)
Purchases and retirement of common stock	—	(11.6)	(28.4)	—	—	(40.0)
Investment by noncontrolling interests	—	—	—	—	0.4	0.4
Balance, June 30, 2019	$0.8	$7.1	$4,591.1	$(1,534.3)	$64.0	$3,128.7

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2018	$0.8	$10.2	$4,477.3	$(1,555.4)	$60.6	$2,993.5
Stock compensation	—	24.8	—	—	—	24.8
Issuance of stock awards	—	(13.2)	(9.7)	—	—	(22.9)
SSARs exercised	—	(3.1)	(0.3)	—	—	(3.4)
Comprehensive income:
Net income	—	—	205.9	—	0.2	206.1
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	14.4	2.2	16.6
Defined benefit pension plans, net of tax	—	—	—	6.0	—	6.0
Deferred gains and losses on derivatives, net of tax	—	—	—	0.7	—	0.7
Payment of dividends to stockholders	—	—	(23.7)	—	—	(23.7)
Purchases and retirement of common stock	—	(11.6)	(58.4)	—	—	(70.0)
Investment by noncontrolling interests	—	—	—	—	1.0	1.0
Balance, June 30, 2019	$0.8	$7.1	$4,591.1	$(1,534.3)	$64.0	$3,128.7

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following tables set forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three and six months ended June 30, 2018 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, March 31, 2018	$0.8	$135.3	$4,266.6	$(1,349.8)	$66.5	$3,119.4
Stock compensation	—	13.3	—	—	—	13.3
Issuance of stock awards	—	—	—	—	—	—
SSARs exercised	—	—	—	—	—	—
Comprehensive income:
Net income (loss)	—	—	91.4	—	(1.0)	90.4
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(188.2)	(2.2)	(190.4)
Defined benefit pension plans, net of tax	—	—	—	3.0	—	3.0
Deferred gains and losses on derivatives, net of tax	—	—	—	1.5	—	1.5
Payment of dividends to stockholders	—	—	(11.9)	—	—	(11.9)
Purchases and retirement of common stock	—	(27.2)	—	—	—	(27.2)
Adjustment related to the adoption of ASU 2014-09	—	—	—	—	—	—
Balance, June 30, 2018	$0.8	$121.4	$4,346.1	$(1,533.5)	$63.3	$2,998.1

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2017	$0.8	$136.6	$4,253.8	$(1,361.6)	$65.7	$3,095.3
Stock compensation	—	22.5	—	—	—	22.5
Issuance of stock awards	—	(3.0)	—	—	—	(3.0)
SSARs exercised	—	(0.4)	—	—	—	(0.4)
Comprehensive income:
Net income (loss)	—	—	115.7	—	(0.3)	115.4
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(178.6)	(2.1)	(180.7)
Defined benefit pension plans, net of tax	—	—	—	6.1	—	6.1
Deferred gains and losses on derivatives, net of tax	—	—	—	0.6	—	0.6
Payment of dividends to stockholders	—	—	(23.8)	—	—	(23.8)
Purchases and retirement of common stock	—	(34.3)	—	—	—	(34.3)
Adjustment related to the adoption of ASU 2014-09	—	—	0.4	—	—	0.4
Balance, June 30, 2018	$0.8	$121.4	$4,346.1	$(1,533.5)	$63.3	$2,998.1

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Total comprehensive income attributable to noncontrolling interests for the three and six months ended June 30, 2019 and 2018 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(0.4)	$(1.0)	$0.2	$(0.3)
Other comprehensive income (loss):
Foreign currency translation adjustments	0.7	(2.2)	2.2	(2.1)
Total comprehensive income (loss)	$0.3	$(3.2)	$2.4	$(2.4)

The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the six months ended June 30, 2019 (in millions):

	Defined Benefit Pension Plans	Deferred Net Gains (Losses) on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2018	$(282.4)	$1.4	$(1,274.4)	$(1,555.4)
Other comprehensive (loss) income before reclassifications	—	(0.4)	14.4	14.0
Net losses reclassified from accumulated other comprehensive loss	6.0	1.1	—	7.1
Other comprehensive income, net of reclassification adjustments	6.0	0.7	14.4	21.1
Accumulated other comprehensive loss, June 30, 2019	$(276.4)	$2.1	$(1,260.0)	$(1,534.3)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three months ended June 30, 2019 and 2018 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2019(1)	Three Months Ended June 30, 2018(1)
Derivatives:
Net losses on foreign currency contracts	$0.5	$0.9	Cost of goods sold
Net losses on interest rate swap contract	—	0.7	Interest expense, net
Reclassification before tax	0.5	1.6
	—	(0.1)	Income tax provision
Reclassification net of tax	$0.5	$1.5

Defined benefit pension plans:
Amortization of net actuarial losses	$3.0	$3.2	Other expense, net(2)
Amortization of prior service cost	0.5	0.3	Other expense, net(2)
Reclassification before tax	3.5	3.5
	(0.5)	(0.5)	Income tax provision
Reclassification net of tax	$3.0	$3.0

Net losses reclassified from accumulated other comprehensive loss	$3.5	$4.5
(1) Losses included within the Condensed Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 14 for additional information on the Company’s defined benefit pension plans.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the six months ended June 30, 2019 and 2018 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Six Months Ended June 30, 2019(1)	Six Months Ended June 30, 2018(1)
Derivatives:
Net losses on foreign currency contracts	$1.1	$1.5	Cost of goods sold
Net losses on interest rate swap contract	—	1.3	Interest expense, net
Reclassification before tax	1.1	2.8
	—	(0.1)	Income tax provision
Reclassification net of tax	$1.1	$2.7

Defined benefit pension plans:
Amortization of net actuarial losses	$6.1	$6.3	Other expense, net(2)
Amortization of prior service cost	0.9	0.7	Other expense, net(2)
Reclassification before tax	7.0	7.0
	(1.0)	(0.9)	Income tax provision
Reclassification net of tax	$6.0	$6.1

Net losses reclassified from accumulated other comprehensive loss	$7.1	$8.8
(1) Losses included within the Condensed Consolidated Statements of Operations for the six months ended June 30, 2019 and 2018.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 14 for additional information on the Company’s defined benefit pension plans.

Share Repurchase Program

During the six months ended June 30, 2019, the Company entered into accelerated share repurchase (“ASR”) agreements with a financial institution to repurchase an aggregate of $70.0 million of shares of its common stock. The Company received approximately 912,624 shares during the six months ended June 30, 2019 related to the ASR agreements. The specific number of shares the Company ultimately repurchased was determined at the completion of the term of the ASR based on the daily volume-weighted average share price of the Company’s common stock less an agreed upon discount. Upon settlement of the ASR, the Company was entitled to receive additional shares of common stock or, under certain circumstances, was required to remit a settlement amount. In July 2019, the Company received an additional 80,227 shares of common stock upon final settlement of an ASR. All shares received under the ASR agreement were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets.

As of June 30, 2019, the remaining amount authorized to be repurchased was approximately $77.1 million, which expires in December 2019.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

13.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. As of June 30, 2019 and December 31, 2018, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.5 billion and $1.4 billion, respectively.

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
Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $11.0 million and $19.7 million, respectively, during the three and six months ended June 30, 2019. Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $9.7 million and $17.5 million, respectively, during the three and six months ended June 30, 2018.
The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of June 30, 2019 and December 31, 2018, these finance joint ventures had approximately $91.4 million and $82.5 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

14.    PENSION AND POSTRETIREMENT BENEFIT PLANS

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three months ended June 30, 2019 and 2018 are set forth below (in millions):

	Three Months Ended June 30,
Pension benefits	2019	2018
Service cost	$3.9	$4.8
Interest cost	5.3	5.1
Expected return on plan assets	(7.1)	(9.3)
Amortization of net actuarial losses	3.0	3.1
Amortization of prior service cost	0.4	0.3
Net periodic pension cost	$5.5	$4.0

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Three Months Ended June 30,
Postretirement benefits	2019	2018
Service cost	$—	$0.1
Interest cost	0.3	0.3
Amortization of net actuarial losses	—	0.1
Amortization of prior service cost	0.1	—
Net periodic postretirement benefit cost	$0.4	$0.5

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the six months ended June 30, 2019 and 2018 are set forth below (in millions):

	Six Months Ended June 30,
Pension benefits	2019	2018
Service cost	$7.8	$9.7
Interest cost	10.6	10.2
Expected return on plan assets	(14.3)	(18.7)
Amortization of net actuarial losses	6.1	6.2
Amortization of prior service cost	0.8	0.6
Net periodic pension cost	$11.0	$8.0

	Six Months Ended June 30,
Postretirement benefits	2019	2018
Service cost	$—	$0.1
Interest cost	0.7	0.7
Amortization of net actuarial losses	—	0.1
Amortization of prior service cost	0.1	0.1
Net periodic postretirement benefit cost	$0.8	$1.0

The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations.

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s defined pension and postretirement benefit plans during the six months ended June 30, 2019 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2018	$(379.8)	$(97.4)	$(282.4)
Amortization of net actuarial losses	6.1	0.9	5.2
Amortization of prior service cost	0.9	0.1	0.8
Accumulated other comprehensive loss as of June 30, 2019	$(372.8)	$(96.4)	$(276.4)

During the six months ended June 30, 2019, approximately $16.5 million of contributions had been made to the Company’s defined pension benefit plans. The Company currently estimates its minimum contributions for 2019 to its defined pension benefit plans will aggregate approximately $30.5 million.
During the six months ended June 30, 2019, the Company made approximately $0.8 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.5 million of contributions to its postretirement health care and life insurance benefit plans during 2019.

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

The Company enters into foreign currency, interest rate swap and cross currency swap contracts. The fair values of the Company’s derivative instruments are determined using discounted cash flow valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these discounted cash flow valuation models for derivative instruments include the applicable exchange rates, forward rates or interest rates. Such models used for option contracts also use implied volatility. See Note 11 for additional information on the Company’s derivative instruments and hedging activities.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 are summarized below (in millions):

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$31.5	$—	$31.5
Derivative liabilities	—	11.9	—	11.9

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$24.7	$—	$24.7
Derivative liabilities	—	6.6	—	6.6

The carrying amounts of long-term debt under the Company’s 1.056% senior term loan due 2020, senior term loan due 2022, 1.002% senior term loan due 2025 and senior term loans due between 2019 and 2028 approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. See Note 5 for additional information on the Company’s long-term debt.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

16.    SEGMENT REPORTING

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are generally charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and six months ended June 30, 2019 and 2018 and assets as of June 30, 2019 and December 31, 2018 based on the Company’s reportable segments were as follows (in millions):

Three Months Ended June 30,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
2019
Net sales	$618.9	$185.8	$1,457.2	$160.7	$2,422.6
Income (loss) from operations	51.4	(7.1)	208.8	7.0	260.1
Depreciation	16.1	8.2	26.4	3.4	54.1
Capital expenditures	11.6	5.0	35.4	2.0	54.0
2018
Net sales	$600.5	$219.6	$1,545.2	$172.3	$2,537.6
Income (loss) from operations	37.6	(16.7)	208.5	4.6	234.0
Depreciation	16.8	7.3	28.4	3.4	55.9
Capital expenditures	10.1	7.3	24.3	2.0	43.7

Six Months Ended June 30,	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
2019
Net sales	$1,115.1	$341.9	$2,667.8	$293.6	$4,418.4
Income (loss) from operations	82.0	(15.6)	336.5	10.4	413.3
Depreciation	31.7	16.7	52.4	6.3	107.1
Capital expenditures	29.9	17.1	64.9	3.0	114.9
2018
Net sales	$1,103.4	$401.7	$2,708.9	$331.1	$4,545.1
Income (loss) from operations	64.4	(33.3)	307.5	9.3	347.9
Depreciation	34.0	15.3	58.4	7.4	115.1
Capital expenditures	22.2	14.2	49.4	4.0	89.8
Assets
As of June 30, 2019	$1,244.6	$873.4	$2,392.4	$519.9	$5,030.3
As of December 31, 2018	1,032.1	736.1	1,905.8	501.1	4,175.1

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment income from operations	$260.1	$234.0	$413.3	$347.9
Corporate expenses	(32.9)	(32.5)	(64.7)	(65.9)
Stock compensation expense	(12.2)	(12.5)	(24.2)	(20.9)
Restructuring expenses	—	(2.7)	(1.7)	(8.6)
Amortization of intangibles	(15.4)	(18.2)	(30.7)	(33.9)
Consolidated income from operations	$199.6	$168.1	$292.0	$218.6

	June 30, 2019	December 31, 2018
Segment assets	$5,030.3	$4,175.1
Cash and cash equivalents	279.9	326.1
Investments in affiliates	404.7	400.0
Deferred tax assets, other current and noncurrent assets	664.6	656.6
Intangible assets, net	541.6	573.1
Goodwill	1,494.0	1,495.5
Consolidated total assets	$8,415.1	$7,626.4

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

At June 30, 2019, the Company had outstanding guarantees of indebtedness owed to third parties of approximately $40.4 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2024. Losses under such guarantees historically have been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations.

In addition, at June 30, 2019, the Company had accrued approximately $16.4 million of outstanding guarantees of minimum residual values that may be owed to its finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users.

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

Legal Claims and Other Matters

In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through June 30, 2019, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $34.3 million). The amount ultimately in dispute will be significantly greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.
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

Dealers or distributors may not return equipment or replacement parts while its contract with the Company is in force, except for under established promotional and annual replacement parts return programs. At the time of sale, the Company estimates the amount of returns based on the terms of promotional and annual return programs and anticipated returns in the future. The Company estimates replacement parts returns based on historical experience and recognizes an asset within “Other current assets” and “Other assets,” which represents the Company’s right to recover the parts it expects to be returned. When the refund for the returned replacement part is settled with the dealer or distributor, the asset is then transferred to inventory. The Company also recognizes a refund liability in “Accrued expenses” and “Other noncurrent liabilities” for the refund the Company expects to pay for returned parts. If actual replacement parts return differ from those estimated, the difference in the replacement asset and refunded liability is recognized in “Cost of goods sold” and “Net sales,” respectively.

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

Although substantially all revenue is recognized at a point in time, a relatively insignificant amount of installation revenue associated with the sale of grain storage and protein production systems is recognized on an “over time” basis as discussed below. The Company also recognizes revenue “over time” with respect to extended warranty or maintenance contracts and certain technology services. Generally, all of the contracts with customers that relate to “over time” revenue recognition have contract durations of less than 12 months.

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

Contract Liabilities

Contract liabilities relate to the following: (1) unrecognized revenues where advance payment of consideration precedes the Company’s performance with respect to extended warranty contracts and where the performance obligation is satisfied over time, (2) unrecognized revenues where advance payment of consideration precedes the Company’s performance with respect to certain grain storage and protein production systems and where the performance obligation is satisfied over time and (3) unrecognized revenues where advance payment of consideration precedes the Company’s performance with respect to technology services and where the performance obligation is satisfied over time.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Significant changes in the balance of contract liabilities for the three and six months ended as of June 30, 2019 and 2018 were as follows (in millions):

	Three Months Ended June 30,
	2019	2018
Balance at beginning of period	$84.5	$96.9
Advance consideration received	38.3	23.4
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(7.9)	(6.3)
Revenue recognized during the period related to installation of grain storage and protein production systems	(27.2)	(34.7)
Foreign currency translation	0.3	(1.5)
Balance at June 30	$88.0	$77.8

	Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$76.8	$82.6
Advance consideration received	63.7	57.9
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(14.0)	(12.7)
Revenue recognized during the period related to installation of grain storage and protein production systems	(38.6)	(49.6)
Foreign currency translation	0.1	(0.4)
Balance at June 30	$88.0	$77.8

The contract liabilities are classified as either “Other current liabilities” and “Other noncurrent liabilities” or “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2019 are $18.3 million for the remainder of 2019, $28.1 million in 2020, $18.2 million in 2021, $9.5 million in 2022 and $4.8 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Disaggregated Revenue

Net sales for the three months ended June 30, 2019 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America(1)	South America(1)	Europe/Middle East	Asia/Pacific/Africa	Consolidated(1)
Primary geographical markets:
United States	$500.2	$—	$—	$—	$500.2
Canada	91.9	—	—	—	91.9
South America	—	182.1	—	—	182.1
Germany	—	—	390.6	—	390.6
France	—	—	267.5	—	267.5
United Kingdom and Ireland	—	—	135.9	—	135.9
Finland and Scandinavia	—	—	199.0	—	199.0
Other Europe	—	—	443.3	—	443.3
Middle East and Algeria	—	—	20.9	—	20.9
Africa	—	—	—	29.7	29.7
Asia	—	—	—	77.6	77.6
Australia and New Zealand	—	—	—	53.4	53.4
Mexico, Central America and Caribbean	26.9	3.6	—	—	30.5
	$618.9	$185.8	$1,457.2	$160.7	$2,422.6

Major products:
Tractors	$187.4	$106.3	$994.1	$62.0	$1,349.8
Replacement parts	98.7	21.4	246.4	17.2	383.7
Grain storage and protein production systems	166.4	17.7	61.6	61.2	306.9
Combines, application equipment and other machinery	166.5	40.4	155.1	20.3	382.3
	$618.9	$185.8	$1,457.2	$160.7	$2,422.6

(1) Rounding may impact the summation of amounts.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Net sales for the three months ended June 30, 2018 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East(1)	Asia/Pacific/Africa(1)	Consolidated
Primary geographical markets:
United States	$468.4	$—	$—	$—	$468.4
Canada	101.3	—	—	—	101.3
South America	—	213.7	—	—	213.7
Germany	—	—	389.7	—	389.7
France	—	—	250.2	—	250.2
United Kingdom and Ireland	—	—	172.8	—	172.8
Finland and Scandinavia	—	—	231.7	—	231.7
Other Europe	—	—	466.3	—	466.3
Middle East and Algeria	—	—	34.5	—	34.5
Africa	—	—	—	22.0	22.0
Asia	—	—	—	87.0	87.0
Australia and New Zealand	—	—	—	63.3	63.3
Mexico, Central America and Caribbean	30.8	5.9	—	—	36.7
	$600.5	$219.6	$1,545.2	$172.3	$2,537.6

Major products:
Tractors	$173.7	$148.2	$1,049.5	$75.9	$1,447.3
Replacement parts	97.7	21.9	252.7	15.9	388.2
Grain storage and protein production systems	171.5	12.2	58.4	59.9	302.0
Combines, application equipment and other machinery	157.6	37.3	184.5	20.7	400.1
	$600.5	$219.6	$1,545.2	$172.3	$2,537.6

(1) Rounding may impact the summation of amounts.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Net sales for the six months ended June 30, 2019 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America(1)	South America	Europe/Middle East	Asia/Pacific/Africa(1)	Consolidated(1)
Primary geographical markets:
United States	$912.8	$—	$—	$—	$912.8
Canada	153.1	—	—	—	153.1
South America	—	335.0	—	—	335.0
Germany	—	—	660.9	—	660.9
France	—	—	505.6	—	505.6
United Kingdom and Ireland	—	—	290.2	—	290.2
Finland and Scandinavia	—	—	368.6	—	368.6
Other Europe	—	—	807.5	—	807.5
Middle East and Algeria	—	—	35.0	—	35.0
Africa	—	—	—	50.0	50.0
Asia	—	—	—	136.8	136.8
Australia and New Zealand	—	—	—	106.8	106.8
Mexico, Central America and Caribbean	49.3	6.9	—	—	56.2
	$1,115.1	$341.9	$2,667.8	$293.6	$4,418.4

Major products:
Tractors	$327.6	$190.6	$1,823.8	$127.0	$2,469.0
Replacement parts	160.2	43.3	448.3	33.9	685.7
Grain storage and protein production systems	270.2	37.4	104.1	98.3	510.0
Combines, application equipment and other machinery	357.2	70.6	291.6	34.3	753.7
	$1,115.1	$341.9	$2,667.8	$293.6	$4,418.4

(1) Rounding may impact the summation of amounts.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Net sales for the six months ended June 30, 2018 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East(1)	Asia/Pacific/Africa(1)	Consolidated
Primary geographical markets:
United States	$867.5	$—	$—	$—	$867.5
Canada	174.9	—	—	—	174.9
South America	—	394.2	—	—	394.2
Germany	—	—	677.6	—	677.6
France	—	—	446.8	—	446.8
United Kingdom and Ireland	—	—	313.1	—	313.1
Finland and Scandinavia	—	—	408.8	—	408.8
Other Europe	—	—	801.1	—	801.1
Middle East and Algeria	—	—	61.5	—	61.5
Africa	—	—	—	44.2	44.2
Asia	—	—	—	161.6	161.6
Australia and New Zealand	—	—	—	125.3	125.3
Mexico, Central America and Caribbean	61.0	7.5	—	—	68.5
	$1,103.4	$401.7	$2,708.9	$331.1	$4,545.1

Major products:
Tractors	$328.3	$255.0	$1,827.9	$149.4	$2,560.6
Replacement parts	158.5	43.6	463.2	35.6	700.9
Grain storage and protein production systems	281.9	29.4	92.8	104.1	508.2
Combines, application equipment and other machinery	334.7	73.7	324.9	42.1	775.4
	$1,103.4	$401.7	$2,708.9	$331.1	$4,545.1

(1) Rounding may impact the summation of amounts.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

19.    LEASES

The Company leases certain land, buildings, machinery, equipment, vehicles and office and computer equipment under finance and operating leases. As previously discussed in Note 1, the Company adopted ASU 2016-02 effective January 1, 2019. Under the new standard, lessees are required to record an asset (ROU asset or finance lease asset) and a lease liability. The new standard continues to allow for two types of leases for income statement recognition purposes: operating leases and finance leases. Operating leases result in the recognition of a single lease expense on a straight-line basis over the lease term, similar to the treatment for operating leases under previous U.S. GAAP. Finance leases result in an accelerated expense also similar to previous U.S. GAAP. ASU 2016-02 also contains amended guidance regarding the identification of embedded leases in service and supply contracts, as well as the identification of lease and nonlease components of an arrangement. ROU assets represent the Company’s right to use an underlying asset for the lease term while lease liabilities represent the Company’s obligation to make lease payments for the lease term. All leases greater than 12 months result in the recognition of an ROU asset and liability at the lease commencement date based on the present value of the lease payments over the lease term. The present value of the lease payments is calculated using the applicable weighted-average discount rate. The weighted-average discount rate is based on the discount rate implicit in the lease, or if the implicit rate is not readily determinable from the lease, then the Company estimates an applicable incremental borrowing rate. The incremental borrowing rate is estimated using the currency denomination of the lease, the contractual lease term and the Company’s applicable borrowing rate.

The Company does not recognize a ROU asset or lease liability with respect to operating leases with an initial term of 12 months or less and recognizes expense on such leases on a straight-line basis over the lease term. The Company accounts for lease components separately from nonlease components other than for real estate and office equipment. The Company evaluated its supplier agreements for the existence of leases and determined these leases comprised an insignificant portion of its supplier agreements. As such, these leases were not material to the Company’s Condensed Consolidated Balance Sheets. The Company has certain leases that include one or more options to renew, with renewal terms that can extend the lease term from one to ten years. The exercise of the lease renewal options is at the Company’s discretion and are included in the determination of the ROU asset and lease liability when the option is reasonably certain of being exercised. The depreciable life of ROU assets and leasehold improvements are limited by the expected lease term. The Company has certain lease agreements that include variable rental payments that are adjusted periodically for inflation based on the index rate as defined by the applicable government authority. Generally, the Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

Total lease assets and liabilities at June 30, 2019 were as follows (in millions):

Lease Assets	Classification	As of June 30, 2019
Operating ROU assets	Right-of-use lease assets	$203.3
Finance lease assets	Property, plant and equipment, net(1)	16.1
Total leased assets		$219.4

Lease Liabilities	Classification	As of June 30, 2019
Current:
Operating	Accrued expenses	$42.5
Finance	Other current liabilities	3.9

Noncurrent:
Operating	Operating lease liabilities	163.3
Finance	Other noncurrent liabilities	9.6
Total leased liabilities		$219.3
(1) Finance lease assets are recorded net of accumulated depreciation of $17.2 million as of June 30, 2019.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Total lease cost for the three and six months ended June 30, 2019 is set forth below (in millions):

	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	Selling, general and administrative expenses	$13.7	$28.0
Variable lease cost	Selling, general and administrative expenses	—	0.1
Short-term lease cost	Selling, general and administrative expenses	2.2	4.4
Finance lease cost:
Amortization of leased assets	Depreciation expense(1)	1.2	2.5
Interest on leased liabilities	Interest expense, net	0.3	0.4
Total lease cost		$17.4	$35.4
(1) Depreciation expense was included in both cost of sales and selling, general and administrative expenses.

The total lease expense under noncancelable operating leases was approximately $72.1 million for the year ended December 31, 2018.

The aggregate future minimum lease payments under noncancelable operating and finance leases with remaining terms greater than one year as of June 30, 2019 and December 31, 2018 were as follows (in millions):

	June 30, 2019		December 31, 2018
	Operating Leases(1)(2)	Finance Leases	Operating Leases(5)	Finance Leases(5)
2019	$25.1	$2.8	$46.7	$4.9
2020	45.2	3.5	39.5	3.5
2021	38.0	2.1	32.6	2.8
2022	29.9	1.0	26.0	0.9
2023	22.7	0.7	21.7	0.7
Thereafter	81.9	4.3	85.5	3.7
Total lease payments	242.8	14.4	252.0	16.5
Less: imputed interest(3)(4)	(37.0)	(0.9)	—	(1.0)
Present value of leased liabilities	$205.8	$13.5	$252.0	$15.5
(1) Operating lease payments include $11.1 million related to options to extend leases that are reasonably certain of being exercised.
(2) This amount excludes lease payments for the six months ended June 30, 2019.
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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate:

As of June 30, 2019
Weighted-average remaining lease term:
Operating leases	8.0 years
Finance leases	9.0 years

Weighted-average discount rate:
Operating leases	3.4%
Finance leases	2.7%

The following table summarizes the supplemental cash flow information for the six months June 30, 2019 (in millions):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28.0
Operating cash flows from finance leases	2.5
Financing cash flows from finance leases	0.4

Leased assets obtained in exchange for lease obligations:
Operating leases	$22.2
Finance leases	0.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment are affected by, among other things, changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, commodity prices and general economic conditions. We record sales when we sell equipment and replacement parts to our independent dealers, distributors and other customers. To the extent possible, we attempt to sell products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal demands on manufacturing operations and to minimize our investment in inventories. However, retail sales by dealers to farmers are highly seasonal and largely are a function of the timing of the planting and harvesting seasons. As a result, our net sales historically have been the lowest in the first quarter and have increased in subsequent quarters.

RESULTS OF OPERATIONS
For the three months ended June 30, 2019, we generated net income of $140.8 million, or $1.82 per share, compared to $91.4 million, or $1.14 per share, for the same period in 2018. For the first six month of 2019, we generated net income of $205.9 million, or $2.66 per share, compared to $115.7 million, or $1.44 per share, for the same period in 2018.

Net sales during the three and six months ended June 30, 2019 were $2,422.6 million and $4,418.4 million, which were approximately 4.5% and 2.8% lower than the same periods in 2018. These decreases were primarily the result of the negative impact of currency translation.

Income from operations for the three months ended June 30, 2019 was $199.6 million compared to $168.1 million for the same period in 2018. Income from operations for the six months ended June 30, 2019 was $292.0 million compared to $218.6 million for the same period in 2018. The increase in income from operations for the three and six months was primarily the result of improved margins in all geographical regions resulting primarily from the benefits of price increases, higher production levels, cost control initiatives and the timing of engineering expenditures as compared to prior year periods.

Regionally, income from operations in our Europe/Middle East (“EME”) region increased for the three and six months ended June 30, 2019 compared to the same periods in 2018. These increases were primarily due to improved pricing, increased production, the timing of engineering expenses, and cost control initiatives. In our North American region, income from operations increased for the three and six months ended June 30, 2019 compared to the same periods in 2018. The benefits of increased net sales, improved net pricing and a favorable sales mix contributed to the increase. In our South America region, operating losses in the three and six months ended June 30, 2019 were lower compared to the same periods in 2018. These losses reflect lower levels of industry demand and company production, as well as the impact associated with localizing newer product technology into our Brazilian factories. In our Asia/Pacific/Africa (“APA”) region, income from operations increased for the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to cost control initiatives.

Industry Market Conditions
Farm economics remain challenged across many of the major crop-producing regions, and international trade tensions continue to weigh on farmer sentiment. Global equipment demand for 2019 is expected to be flat compared to 2018. In North America, modest growth in small tractors as well as hay and forage equipment is expected to be offset by lower sales of large row crop equipment, while relatively flat demand is projected across Western Europe and South America.

In North America, industry unit retail sales of utility and high horsepower tractors for the first six months of 2019 decreased approximately 3% compared to the same period in 2018. Industry unit retail sales of combines for the first six months of 2019 decreased approximately 2% compared to the first six months of 2018. Concerns over delayed crop development due to wet planting conditions and lower harvest forecasts negatively impacted North American industry retail sales in the first six months of 2019, compared to the same period in 2018.

In Western Europe, industry unit retail sales of tractors for the first six months of 2019 increased approximately 4% compared to the same period in 2018. Industry unit retail sales of combines for the first six months of 2019 decreased approximately 17% compared to the first six months of 2018. During the first six months of 2019, sales improved across the markets of France, Germany and Spain, partially offset by declined sales in the United Kingdom and Italy compared to the same period in 2018.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

In South America, industry unit retail sales of tractors for the first six months of 2019 decreased approximately 11% compared to the same period in 2018. Industry unit retail sales of combines for the first six months of 2019 increased approximately 11% compared to the first six months of 2018. The benefits of improved grain production in Brazil and Argentina were offset by interruptions in the government subsidized finance program in Brazil and weak macro-economic conditions in Argentina.

STATEMENTS OF OPERATIONS
Net sales for the three months ended June 30, 2019 were $2,422.6 million compared to $2,537.6 million for the same period in 2018. Net sales for the six months ended June 30, 2019 were $4,418.4 million compared to $4,545.1 million for the same period in 2018. The following tables set forth, for the three and six months ended June 30, 2019, the impacts to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended June 30,		Change		Change Due to Currency Translation
	2019	2018	$	%	$	%
North America	$618.9	$600.5	$18.4	3.1%	$(3.4)	(0.6)%
South America	185.8	219.6	(33.8)	(15.4)%	(12.6)	(5.7)%
Europe/Middle East	1,457.2	1,545.2	(88.0)	(5.7)%	(91.0)	(5.9)%
Asia/Pacific/Africa	160.7	172.3	(11.6)	(6.7)%	(10.2)	(5.9)%
	$2,422.6	$2,537.6	$(115.0)	(4.5)%	$(117.2)	(4.6)%

	Six Months Ended June 30,		Change		Change Due to Currency Translation
	2019	2018	$	%	$	%
North America	$1,115.1	$1,103.4	$11.7	1.1%	$(7.2)	(0.7)%
South America	341.9	401.7	(59.8)	(14.9)%	(33.8)	(8.4)%
Europe/Middle East	2,667.8	2,708.9	(41.1)	(1.5)%	(197.3)	(7.3)%
Asia/Pacific/Africa	293.6	331.1	(37.5)	(11.3)%	(20.8)	(6.3)%
	$4,418.4	$4,545.1	$(126.7)	(2.8)%	$(259.1)	(5.7)%

Regionally, net sales in North America increased during the three and six months ended June 30, 2019 compared to the same periods in 2018. The increase primarily was as a result of net sales growth of high horsepower and compact tractors, partially offset by lower net sales of grain and protein production equipment as well as the negative impact of foreign currency translation. In the EME region, net sales were lower during the three and six months ended June 30, 2019 compared to the same periods in 2018. The decrease was primarily due to the unfavorable impact of foreign currency translation, partially offset by net sales growth in France and Germany. Net sales in South America decreased during the three and six months ended June 30, 2019 compared to the same periods in 2018, primarily due to sales declines in Brazil and Argentina, as well as the negative impact of foreign currency translation. In the APA region, net sales decreased during the three and six months ended June 30, 2019 compared to the same periods in 2018, primarily driven by sales declines in Australia and Asia, as well as the negative impact of foreign currency translation.

We estimate worldwide average price increases were approximately 1.8% and 2.1% during the three and six months ended June 30, 2019, respectively, compared to the same prior year periods. Consolidated net sales of tractors and combines, which comprised approximately 59.0% and 58.8%, respectively, of our net sales for the three and six months ended June 30, 2019, decreased approximately 6.4% and 4.0%, respectively, compared to the same periods in 2018. Unit sales of tractors and combines decreased approximately 10.4% and 7.1%, respectively, for the three and six months ended June 30, 2019 compared to the same periods in 2018. The difference between the unit sales change and the change in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

The following tables set forth, for the periods indicated, the percentage of net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended June 30,
	2019		2018
	$	% of Net Sales(1)	$	% of Net Sales
Gross profit	$563.9	23.3%	$556.3	21.9%
Selling, general and administrative expenses	260.7	10.8%	271.8	10.7%
Engineering expenses	87.5	3.6%	93.0	3.7%
Restructuring expenses	—	—%	2.7	0.1%
Amortization of intangibles	15.4	0.6%	18.2	0.7%
Bad debt expense	0.7	—%	2.5	0.1%
Income from operations	$199.6	8.2%	$168.1	6.6%

	Six Months Ended June 30,
	2019		2018
	$	% of Net Sales(1)	$	% of Net Sales(1)
Gross profit	$1,020.6	23.1%	$984.3	21.7%
Selling, general and administrative expenses	522.9	11.8%	536.4	11.8%
Engineering expenses	172.0	3.9%	183.9	4.0%
Restructuring expenses	1.7	—%	8.6	0.2%
Amortization of intangibles	30.7	0.7%	33.9	0.7%
Bad debt expense	1.3	—%	2.9	0.1%
Income from operations	$292.0	6.6%	$218.6	4.8%
(1) Rounding may impact the summation of amounts.

Gross profit as a percentage of net sales increased for both the three and six months ended June 30, 2019 compared to the same periods in 2018. The improvement for both the three and six months ended June 30, 2019 was due to benefits from pricing and higher production levels, as well as material cost and direct labor productivity initiatives. Production hours increased in Europe, while production hours decreased in both North American and South America. Overall, production hours increased slightly on a global basis during both the three and six months ended June 30, 2019 compared to the same periods in 2018. We recorded approximately $0.5 million and $1.0 million of stock compensation expense within cost of goods sold during the three and six months ended June 30, 2019, respectively, compared to approximately $1.1 million and $1.9 million for the comparable periods in 2018. See below and refer to Note 3 to our Condensed Consolidated Financial Statements for additional information on stock compensation expense.

Selling, general and administrative expenses (“SG&A expenses”) and engineering expenses, as a percentage of net sales, were relatively flat for the three and six months ended June 30, 2019 compared to the same periods in 2018. We recorded approximately $12.2 million and $24.2 million of stock compensation expense within SG&A expenses during the three and six months ended June 30, 2019, respectively, compared to $12.5 million and $20.9 million during the same periods in 2018. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information.

The restructuring expenses of approximately $1.7 million recorded during the six months ended June 30, 2019 primarily related to severance and related costs associated with the rationalization of certain manufacturing operations and administrative offices located in Europe, Africa, South America and the United States. Refer to Note 2 to our Condensed Consolidated Financial Statements for additional information.

Interest expense, net was approximately $6.0 million and $9.5 million for the three and six months ended June 30, 2019, respectively, compared to approximately $21.2 million and $31.5 million for the comparable periods in 2018. The decline in interest expense, net was primarily as a result of debt refinancings completed during 2018 that included the replacement of higher interest-bearing debt with lower interest-bearing debt. In addition, during the three months ended June 30, 2018, we

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

recorded approximately $15.7 million of a loss on the extinguishment of a portion of our 5 7/8% senior notes, partially offset by approximately $3.0 million of accelerated amortization of a deferred gain related to a terminated interest rate swap instrument associated with the senior notes. Refer to Note 7 to our Consolidated Financial Statements as of December 31, 2018 for additional information.

Other expense, net was approximately $11.6 million and $26.2 million for the three and six months ended June 30, 2019, respectively, compared to approximately $27.2 million and $38.7 million for the comparable periods in 2018. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in other expense, net, were approximately $11.0 million and $19.7 million for the three and six months ended June 30, 2019, respectively, compared to approximately $9.7 million and $17.5 million for the comparable periods in 2018. Other expense, net for the three and six months ended June 30, 2018 included higher foreign exchange losses, primarily associated with the significant devaluation of the Argentina peso. Refer to Note 1 to our Consolidated Financial Statements as of December 31, 2018 for additional information.

We recorded an income tax provision of approximately $53.2 million and $72.6 million for the three and six months ended June 30, 2019, respectively, compared to approximately $38.5 million and $49.9 million for the comparable periods in 2018. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. Our effective tax rate for the three and six months ended June 30, 2019 includes the impact of a valuation allowance against our U.S. net deferred tax assets and, accordingly, having no tax benefit against our U.S. losses.

Equity in net earnings of affiliates, which is primarily comprised of income from our finance joint ventures, was approximately $11.6 million and $22.4 million for the three and six months ended June 30, 2019, respectively, compared to approximately $9.2 million and $16.9 million for the comparable periods in 2018. The increase for the three and six months ended June 30, 2019 as compared to the same periods in 2018 was primarily due to higher net earnings from our finance joint ventures. Refer to “Finance Joint Ventures” below for further information regarding our finance joint ventures and their results of operations.

FINANCE JOINT VENTURES
Our AGCO Finance joint ventures provide both retail financing and wholesale financing to our dealers in the United States, Canada, Europe, Brazil, Argentina and Australia. The joint ventures are owned by AGCO and by a wholly owned subsidiary of Rabobank, a financial institution based in the Netherlands. The majority of the assets of the finance joint ventures consist of finance receivables. The majority of the liabilities consist of notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of June 30, 2019, our capital investment in the finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $362.6 million compared to $358.7 million as of December 31, 2018. The total finance portfolio in our finance joint ventures was approximately $9.3 billion and $8.8 billion as of June 30, 2019 and December 31, 2018, respectively. The total finance portfolio as of June 30, 2019 included approximately $7.5 billion of retail receivables and $1.8 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2018 included approximately $7.2 billion of retail receivables and $1.6 billion of wholesale receivables from AGCO dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. For the six months ended June 30, 2019, our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Condensed Consolidated Statements of Operations, was $22.3 million compared to $16.9 million for the same period in 2018.

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

June 30, 2019
1.056% Senior term loan due 2020	$227.7
Senior term loan due 2022	170.7
Credit facility, expires 2023	96.8
1.002% Senior term loan due 2025	284.6
Senior term loans due between 2019 and 2028	811.6
Other long-term debt	17.3

Interest under our credit facility is calculated based upon LIBOR. In the event that LIBOR is no longer published, interest will be calculated based upon a base rate. The credit facility also provides for an expedited amendment process once a replacement for LIBOR is established.

In December 2018, we entered into a term loan agreement with the European Investment Bank (“EIB”), which provided us with the ability to borrow up to €250.0 million. The €250.0 million (or approximately $284.6 million as of June 30, 2019) of funding was received on January 25, 2019 with a maturity date of January 24, 2025. We are permitted to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears. We have another term loan with the EIB in the amount of €200.0 million (or approximately $227.7 million as of June 30, 2019) that was entered into in December 2014 and has a maturity date of January 15, 2020.

In October 2016, we borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements. These agreements have maturities ranging from October 2019 to October 2026. Of these term loans, an aggregate amount of €56.0 million (or approximately $63.7 million) as of June 30, 2019 have maturity dates of October 2019.

We are in compliance with the financial covenants contained in these facilities and expect to continue to maintain such compliance. Should we ever encounter difficulties, our historical relationship with our lenders has been strong and we anticipate their continued long-term support of our business. Refer to Note 5 to the Condensed Consolidated Financial Statements for additional information regarding our current facilities.

Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of June 30, 2019 and December 31, 2018, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.5 billion and $1.4 billion, respectively.

Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements are also without recourse to us. As of June 30, 2019 and December 31, 2018, these finance joint ventures had approximately $91.4 million and $82.5 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 35.5% and 32.8% at June 30, 2019 and December 31, 2018, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Cash Flows

Cash flows used in operating activities were approximately $212.9 million for the first six months of 2019 compared to approximately $188.6 million for the same period in 2018. Our seasonal requirements for working capital resulted in negative cash flow from operations in both the six months ended June 30, 2019 and 2018. Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $932.7 million in working capital at June 30, 2019 as compared to $770.7 million at December 31, 2018 and $1,143.4 million at June 30, 2018. Accounts receivable and inventories, combined, at June 30, 2019 were $646.5 million and $256.5 million higher than at December 31, 2018 and June 30, 2018, respectively. Inventories increased as of June 30, 2019 compared to June 30, 2018 as a result of higher production and increased inventory required to transition production to products meeting new emissions standards in Europe and Brazil. Working capital as of June 30, 2019 was also impacted by the classification of our 1.056% senior term loan as current, given its maturity date of January 15, 2020.

Capital expenditures for the first six months of 2019 were $114.9 million compared to $89.8 million for the same period in 2018. We anticipate that capital expenditures for the full year of 2019 will be approximately $225.0 million and will be used primarily to support the development and enhancement of new and existing products, upgrade our system capabilities and improve our factory productivity.

Share Repurchase Program

During the six months ended June 30, 2019, we entered into accelerated share repurchase (“ASR”) agreements with a financial institution to repurchase an aggregate of $70.0 million of shares of our common stock. We received approximately 912,624 shares during the six months ended June 30, 2019 related to the ASR agreements. The specific number of shares we ultimately repurchased was determined at the completion of the term of the ASR based on the daily volume-weighted average share price of our common stock less an agreed upon discount. Upon settlement of the ASR, we were entitled to receive additional shares of common stock or, under certain circumstances, were required to remit a settlement amount. In July 2019, we received an additional 80,227 shares of common stock upon final settlement of an ASR. All shares received under the ASR were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within our Condensed Consolidated Balance Sheets.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
We are party to a number of commitments and other financial arrangements, which may include off-balance sheet arrangements. At June 30, 2019, we had outstanding guarantees of indebtedness owed to third parties of approximately $40.4 million, primarily related to dealer and end-user financing of equipment. In addition, we secured approximately $16.4 million of outstanding guarantees of minimum residual values that may be issued to our finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. We also sell a majority of our wholesale receivables in North America, Europe and Brazil to our U.S., Canadian, European and Brazilian finance joint ventures. At June 30, 2019, we had outstanding designated and non-designated foreign currency contracts with a gross notional amount of approximately $2,793.5 million. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 11, 13 and 17 to our Condensed Consolidated Financial Statements, for further discussion of these matters.

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

OUTLOOK
Global industry demand for farm equipment is projected to remain relatively flat in 2019 compared to 2018. Our net sales are also expected to be flat in 2019 compared to 2018, reflecting positive pricing and modest sales growth offset by unfavorable foreign currency translation impacts. Gross and operating margins are expected to improve from 2018 levels, reflecting the positive impact of pricing and cost reduction initiatives. Accordingly, net income is expected to improve in 2019 compared to 2018.

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

These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in or implied by the forward-looking statements. Adverse changes in any of the following factors could cause actual results to differ materially from the forward-looking statements:

•	general economic and capital market conditions;

•	availability of credit to our retail customers;

•	the worldwide demand for agricultural products;

•	grain stock levels and the levels of new and used field inventories;
•     cost of steel and other raw materials;
•     energy costs;
•     performance and collectability of the accounts receivable originated or owned by AGCO or AGCO Finance;

•	government policies and subsidies;

•	uncertainty regarding changes in the international tariff regimes and their impact on the cost of the products that we sell;

•	recent suspension of agricultural products into China and the impact to global agricultural equipment demand, if any;

•	weather conditions;

•	interest and foreign currency exchange rates;

•	pricing and product actions taken by competitors;

•	commodity prices, acreage planted and crop yields;

•	farm income, land values, debt levels and access to credit;

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

•	pervasive livestock diseases;

•	production disruptions;

•	production levels and capacity constraints at our facilities, including those resulting from plant expansions and systems upgrades;

•	integration of recent and future acquisitions;

•	our expansion plans in emerging markets;

•	supply constraints;

•	our cost reduction and control initiatives;

•	our research and development efforts;

•	dealer and distributor actions;

•	regulations affecting privacy and data protection;

•	technological difficulties; and

•	political and economic uncertainty in various areas of the world.

Any forward-looking statement should be considered in light of such important factors. For additional factors and additional information regarding these factors, see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Foreign Currency Risk Management
For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2018. As of the second quarter of 2019, there has been no material change in our exposure to market risks.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 17 to our Condensed Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
April 1, 2019 through April 30, 2019	—	$—	—	$117.1
May 1, 2019 through May 31, 2019(2)(3)	532,697	$67.69	532,697	$77.1
June 1, 2019 through June 30, 2019	—	$—	—	$77.1
Total	532,697	$67.69	532,697	$77.1
(1) The remaining authorized amount to be repurchased is $77.1 million, which expires in December 2019.
(2) In February 2019, we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase $30.0 million of our common stock. The ASR agreement resulted in the initial delivery of 379,927 shares of our common stock, representing approximately 80% of the shares expected to be repurchased in connection with the transaction. In May 2019, the remaining 59,394 shares under the ASR agreement were delivered. As reflected in the table above, the average price paid per share for the ASR agreement was the volume-weighted average stock price of our common stock over the term of the ASR agreement. Refer to Noe 12 to our Condensed Consolidated Financial Statements for further discussion of this matter.
(3) In May 2019, we entered into an ASR agreement with a third-party financial institution to repurchase $40.0 million of our common stock. The ASR agreement resulted in the initial delivery of 473,303 shares of our common stock, representing approximately 80% of the shares expected to be repurchased in connection with the transaction. In July 2019, the remaining 80,227 shares under the ASR agreement were delivered. The average price paid per share related to the ASR agreement reflected in the table above was derived using the fair market value of the shares on the date the initial 473,303 shares were delivered. The amount that may yet be purchased under our share repurchase programs, as presented in the above table, was reduced by the entire $40.0 million payment related to the ASR agreement. Refer to Note 12 to our Condensed Consolidated Financial Statements for a further discussion of this matter.

ITEM 6.	EXHIBITS
(The Company is not filing, under Item 4, instruments defining the rights of holders of long-term debt where the debt does not exceed 10% of the Company’s total assets. The Company agrees to furnish copies of those instruments to the Commission upon request.)

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation

3.1	Amended and Restated By-laws	April 26, 2019, Form 8-K, Exhibit 3.1

10.1	Amended and Restated Letter Agreement, dated April 24, 2019, between AGCO Corporation and Tractors and Farm Equipment Limited	March 31, 2019, Form 10-Q, Exhibit 10.1

10.2	Amended and Restated Executive Nonqualified Pension Plan	Filed herewith

10.3	Amended and Restated Management Incentive Program	Filed herewith

31.1	Certification of Martin Richenhagen	Filed herewith

31.2	Certification of Andrew H. Beck	Filed herewith

32.1	Certification of Martin Richenhagen and Andrew H. Beck	Furnished herewith

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, are formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.
Filed herewith

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 is formatted in Inline XBRL	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2019	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Lara T. Long
Lara T. Long Vice President, Chief Accounting Officer (Principal Accounting Officer)