Form 10-Q
period 2019-09-30
AGCO CORP /DE
filed 2019-11-08
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 001-12930
AGCO CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware		58-1960019
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
4205 River Green Parkway
Duluth,	Georgia	30096
(Address of principal executive offices)		(Zip Code)
(770) 813-9200
(Registrants telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act
Title of Class	Trading Symbol	Name of exchange on which registered
Common stock	AGCO	New York Stock Exchange
As of November 4, 2019, there were 75,522,341 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$282.0	$326.1
Accounts and notes receivable, net	918.1	880.3
Inventories, net	2,311.3	1,908.7
Other current assets	445.2	422.3
Total current assets	3,956.6	3,537.4
Property, plant and equipment, net	1,349.8	1,373.1
Right-of-use lease assets	193.5	—
Investment in affiliates	399.2	400.0
Deferred tax assets	71.3	104.9
Other assets	134.1	142.4
Intangible assets, net	518.7	573.1
Goodwill	1,456.0	1,495.5
Total assets	$8,079.2	$7,626.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$63.6	$72.6
Short-term borrowings	229.7	138.0
Senior term loan	218.0	—
Accounts payable	817.3	865.9
Accrued expenses	1,530.8	1,522.4
Other current liabilities	168.3	167.8
Total current liabilities	3,027.7	2,766.7
Long-term debt, less current portion and debt issuance costs	1,269.2	1,275.3
Operating lease liabilities	154.8	—
Pension and postretirement health care benefits	202.9	223.2
Deferred tax liabilities	113.6	116.3
Other noncurrent liabilities	272.2	251.4
Total liabilities	5,040.4	4,632.9
Commitments and contingencies (Note 17)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2019 and 2018	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 75,915,726 and 76,536,755 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	0.8	0.8
Additional paid-in capital	3.9	10.2
Retained earnings	4,567.0	4,477.3
Accumulated other comprehensive loss	(1,595.1)	(1,555.4)
Total AGCO Corporation stockholders’ equity	2,976.6	2,932.9
Noncontrolling interests	62.2	60.6
Total stockholders’ equity	3,038.8	2,993.5
Total liabilities and stockholders’ equity	$8,079.2	$7,626.4
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended September 30,
	2019	2018
Net sales	$2,109.4	$2,214.7
Cost of goods sold	1,659.2	1,741.0
Gross profit	450.2	473.7
Selling, general and administrative expenses	245.0	260.5
Operating expenses:
Engineering expenses	82.3	83.3
Restructuring expenses	1.3	1.5
Amortization of intangibles	14.9	15.3
Bad debt expense	0.8	1.8
Income from operations	105.9	111.3
Interest expense, net	6.4	7.0
Other expense, net	20.8	19.1
Income before income taxes and equity in net earnings of affiliates	78.7	85.2
Income tax provision	83.2	23.9
(Loss) income before equity in net earnings of affiliates	(4.5)	61.3
Equity in net earnings of affiliates	10.8	9.4
Net income	6.3	70.7
Net loss attributable to noncontrolling interests	1.3	0.4
Net income attributable to AGCO Corporation and subsidiaries	$7.6	$71.1
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$0.10	$0.90
Diluted	$0.10	$0.89
Cash dividends declared and paid per common share	$0.16	$0.15
Weighted average number of common and common equivalent shares outstanding:
Basic	76.1	78.7
Diluted	76.7	79.7
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Nine Months Ended September 30,
	2019	2018
Net sales	$6,527.8	$6,759.8
Cost of goods sold	5,057.0	5,301.8
Gross profit	1,470.8	1,458.0
Selling, general and administrative expenses	767.9	796.9
Operating expenses:
Engineering expenses	254.3	267.2
Restructuring expenses	3.0	10.1
Amortization of intangibles	45.6	49.2
Bad debt expense	2.1	4.7
Income from operations	397.9	329.9
Interest expense, net	15.9	38.5
Other expense, net	47.0	57.8
Income before income taxes and equity in net earnings of affiliates	335.0	233.6
Income tax provision	155.8	73.8
Income before equity in net earnings of affiliates	179.2	159.8
Equity in net earnings of affiliates	33.2	26.3
Net income	212.4	186.1
Net loss attributable to noncontrolling interests	1.1	0.7
Net income attributable to AGCO Corporation and subsidiaries	$213.5	$186.8
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$2.79	$2.36
Diluted	$2.77	$2.33
Cash dividends declared and paid per common share	$0.47	$0.45
Weighted average number of common and common equivalent shares outstanding:
Basic	76.4	79.2
Diluted	77.1	80.1
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in millions)

	Three Months Ended September 30,
	2019	2018
Net income	$6.3	$70.7
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	(62.7)	(53.1)
Defined benefit pension plans, net of tax	2.8	2.9
Deferred gains and losses on derivatives, net of tax	(1.6)	0.9
Other comprehensive loss, net of reclassification adjustments	(61.5)	(49.3)
Comprehensive (loss) income	(55.2)	21.4
Comprehensive loss attributable to noncontrolling interests	2.0	1.3
Comprehensive (loss) income attributable to AGCO Corporation and subsidiaries	$(53.2)	$22.7

	Nine Months Ended September 30,
	2019	2018
Net income	$212.4	$186.1
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	(46.1)	(233.8)
Defined benefit pension plans, net of tax	8.8	9.0
Deferred gains and losses on derivatives, net of tax	(0.9)	1.5
Other comprehensive loss, net of reclassification adjustments	(38.2)	(223.3)
Comprehensive income (loss)	174.2	(37.2)
Comprehensive (income) loss attributable to noncontrolling interests	(0.4)	3.7
Comprehensive income (loss) attributable to AGCO Corporation and subsidiaries	$173.8	$(33.5)
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$212.4	$186.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	159.2	170.1
Amortization of intangibles	45.6	49.2
Stock compensation expense	32.9	33.0
Equity in net earnings of affiliates, net of cash received	(26.3)	(21.8)
Deferred income tax provision (benefit)	43.1	(17.7)
Loss on extinguishment of debt	—	15.7
Other	1.9	(2.2)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(85.1)	(59.8)
Inventories, net	(503.4)	(398.0)
Other current and noncurrent assets	(47.0)	(67.3)
Accounts payable	(4.1)	(18.4)
Accrued expenses	23.7	55.9
Other current and noncurrent liabilities	66.9	71.2
Total adjustments	(292.6)	(190.1)
Net cash used in operating activities	(80.2)	(4.0)
Cash flows from investing activities:
Purchases of property, plant and equipment	(188.1)	(138.5)
Proceeds from sale of property, plant and equipment	0.9	2.6
Investments in unconsolidated affiliates	—	(5.8)
Other	—	0.4
Net cash used in investing activities	(187.2)	(141.3)
Cash flows from financing activities:
Proceeds from indebtedness	1,998.3	3,262.5
Repayments of indebtedness	(1,600.5)	(3,046.1)
Purchases and retirement of common stock	(100.0)	(84.3)
Payment of dividends to stockholders	(35.9)	(35.6)
Payment of minimum tax withholdings on stock compensation	(27.5)	(3.7)
Payment of debt issuance costs	(0.5)	(1.6)
Investment by noncontrolling interests	1.2	0.8
Net cash provided by financing activities	235.1	92.0
Effects of exchange rate changes on cash and cash equivalents	(11.8)	(21.7)
Decrease in cash and cash equivalents	(44.1)	(75.0)
Cash and cash equivalents, beginning of period	326.1	367.7
Cash and cash equivalents, end of period	$282.0	$292.7
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

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows for the election to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act (the “2017 Tax Act”) on items within accumulated other comprehensive income (loss) to retained earnings. These disproportionate income tax effect items are referred to as “stranded tax effects.” The amendments within ASU 2018-02 only relate to the reclassification of the income tax effects of the 2017 Tax Act. Certain disclosures are required in the period of adoption as to whether an entity has elected to reclassify the stranded tax effects. The Company adopted the standard effective January 1, 2019, and the adoption did not have a material impact on the Company’s results of operations, financial condition and cash flows.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods as the adoption of the standard relates to the Company. In October 2019, the FASB voted to delay the effective date of ASU 2016-13 for smaller reporting companies and other non-SEC reporting entities. The approval applies to the Company’s equity method finance joint ventures who will now be required to adopt ASU 2016-13 for annual periods beginning after December 15, 2022 and interim periods within those annual periods. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”), which provides, among other things, targeted improvements to certain aspects of accounting for credit losses addressed by ASU 2016-13. The effective dates for ASU 2019-04 are the same as the effective dates for ASU 2016-03. The standard, and its subsequent modification, is not expected to have a material impact on the Company’s results of operations, financial condition and cash flows as it relates to the Company’s financial assets; however, it will likely impact the results of operations and financial condition of the Company’s finance joint ventures. Therefore, adoption of the standard by the Company’s finance joint ventures will likely impact the Company’s “Investment in affiliates” and “Equity in net earnings of affiliates.” The Company’s finance joint ventures are currently evaluating the standard’s impact to their results of operations and financial condition.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

2.    RESTRUCTURING EXPENSES

From 2014 through 2019, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities and various administrative offices located in Europe, South America, Africa, China and the United States in order to reduce costs in response to softening global market demand and lower production volumes. The aggregate headcount reduction was approximately 3,890 employees between 2014 and 2018. During the nine months ended September 30, 2019, the Company recorded severance and related costs associated with further rationalizations in connection with the termination of approximately 140 employees. Restructuring expenses activity during the nine months ended September 30, 2019 is summarized as follows (in millions):

	Write-down of Property, Plant and Equipment	Employee Severance	Total
Balance as of December 31, 2018	$—	$7.1	$7.1
First quarter 2019 provision	0.3	1.4	1.7
Less: Non-cash expense	(0.3)	—	(0.3)
Cash expense	—	1.4	1.4
First quarter 2019 cash activity	—	(2.6)	(2.6)
Foreign currency translation	—	(0.1)	(0.1)
Balance as of March 31, 2019	$—	$5.8	$5.8
Second quarter 2019 provision	—	—	—
Second quarter 2019 cash activity	—	(0.8)	(0.8)
Foreign currency translation	—	—	—
Balance as of June 30, 2019	$—	$5.0	$5.0
Third quarter 2019 provision	—	1.3	1.3
Third quarter 2019 cash activity	—	(1.1)	(1.1)
Foreign currency translation	—	(0.4)	(0.4)
Balance as of September 30, 2019	$—	$4.8	$4.8

3.    STOCK COMPENSATION PLANS

The Company recorded stock compensation expense as follows for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of goods sold	$0.3	$0.8	$1.3	$2.7
Selling, general and administrative expenses	7.8	9.7	32.0	30.6
Total stock compensation expense	$8.1	$10.5	$33.3	$33.3

Stock Incentive Plan

Under the Company’s Long-Term Incentive Plan (the “Plan”), up to 10,000,000 shares of AGCO common stock may be issued. As of September 30, 2019, of the 10,000,000 shares reserved for issuance under the Plan, approximately 3,500,240 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Long-Term Incentive Plan and Related Performance Awards

The weighted average grant-date fair value of performance awards granted under the Plan during the nine months ended September 30, 2019 and 2018 was $61.01 and $71.40, respectively.

During the nine months ended September 30, 2019, the Company granted 542,180 performance awards related to varying performance periods. The awards granted assume the maximum target levels of performance are achieved. The compensation expense associated with all awards granted under the Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved. Performance award transactions during the nine months ended September 30, 2019 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan awards:

Shares awarded but not earned at January 1	938,862
Shares awarded	542,180
Shares forfeited	(43,856)
Shares earned	(11,200)
Shares awarded but not earned at September 30	1,425,986

As of September 30, 2019, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was approximately $37.0 million, and the weighted average period over which it is expected to be recognized was approximately two years. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

Restricted Stock Unit Awards

During the nine months ended September 30, 2019, the Company granted 165,160 restricted stock unit (“RSU”) awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. The compensation expense associated with these awards is being amortized ratably over the requisite service period for the awards that are expected to vest. The weighted average grant-date fair value of the RSUs granted under the Plan during the nine months ended September 30, 2019 and 2018 was $61.01 and $63.99, respectively. RSU transactions during the nine months ended September 30, 2019 were as follows:

RSUs awarded but not vested at January 1	352,975
RSUs awarded	165,160
RSUs forfeited	(7,604)
RSUs vested	(111,419)
RSUs awarded but not vested at September 30	399,112

As of September 30, 2019, the total compensation cost related to the unvested RSUs not yet recognized was approximately $15.4 million, and the weighted average period over which it is expected to be recognized was approximately one and one-half years.

Stock-Settled Appreciation Rights

Compensation expense associated with the stock-settled appreciation rights (“SSARs”) is amortized ratably over the requisite service period for the awards that are expected to vest. The Company estimates the fair value of the grants using the Black-Scholes option pricing model. SSAR transactions during the nine months ended September 30, 2019 were as follows:

SSARs outstanding at January 1	1,099,592
SSARs granted	243,600
SSARs exercised	(452,552)
SSARs canceled or forfeited	(21,077)
SSARs outstanding at September 30	869,563

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

As of September 30, 2019, the total compensation cost related to the unvested SSARs not yet recognized was approximately $4.5 million, and the weighted average period over which it is expected to be recognized was approximately two and one-half years.

Director Restricted Stock Grants

The Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The 2019 grant was made on April 25, 2019 and equated to 19,386 shares of common stock, of which 14,105 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.4 million during the nine months ended September 30, 2019 associated with these grants.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of acquired intangible assets during the nine months ended September 30, 2019 are summarized as follows (in millions):

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2018	$203.4	$586.3	$155.8	$8.6	$954.1
Foreign currency translation	(4.1)	(9.4)	(3.8)	(0.3)	(17.6)
Balance as of September 30, 2019	$199.3	$576.9	$152.0	$8.3	$936.5

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2018	$73.4	$310.8	$80.7	$3.0	$467.9
Amortization expense	8.3	29.8	7.4	0.1	45.6
Foreign currency translation	(1.4)	(6.3)	(2.5)	(0.1)	(10.3)
Balance as of September 30, 2019	$80.3	$334.3	$85.6	$3.0	$503.2

Trademarks and Tradenames
Indefinite-lived intangible assets:
Balance as of December 31, 2018	$86.9
Foreign currency translation	(1.5)
Balance as of September 30, 2019	$85.4

The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from three to 50 years.

Changes in the carrying amount of goodwill during the nine months ended September 30, 2019 are summarized as follows (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Balance as of December 31, 2018	$611.1	$116.7	$649.6	$118.1	$1,495.5
Foreign currency translation	—	(7.9)	(27.7)	(3.9)	(39.5)
Balance as of September 30, 2019	$611.1	$108.8	$621.9	$114.2	$1,456.0

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year. There were no indicators of impairment during the nine months ended September 30, 2019.

5.    INDEBTEDNESS

Long-term debt consisted of the following at September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019	December 31, 2018
1.056% Senior term loan due 2020	$218.0	$228.7
Senior term loan due 2022	163.5	171.5
Credit facility, expires 2023	109.0	114.4
1.002% Senior term loan due 2025	272.6	—
Senior term loans due between 2019 and 2028	777.3	815.3
Other long-term debt	12.7	20.6
Debt issuance costs	(2.3)	(2.6)
	1,550.8	1,347.9
Less: 1.056% Senior term loan due 2020	(218.0)	—
Senior term loans due 2019	(61.1)	(63.8)
Current portion of other long-term debt	(2.5)	(8.8)
Total long-term indebtedness, less current portion	$1,269.2	$1,275.3

1.056% Senior Term Loan

In December 2014, the Company entered into a term loan with the European Investment Bank (“EIB”), which provided the Company with the ability to borrow up to €200.0 million. The €200.0 million (or approximately $218.0 million as of September 30, 2019) of funding was received on January 15, 2015 with a maturity date of January 15, 2020. The Company is permitted to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.056% per annum, payable quarterly in arrears.

Senior Term Loan Due 2022

In October 2018, the Company entered into a term loan agreement with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), in the amount of €150.0 million (or approximately $163.5 million as of September 30, 2019). The Company has the ability to prepay the term loan before its maturity date of October 28, 2022. Interest is payable on the term loan quarterly in arrears at an annual rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating.

Credit Facility

In October 2018, the Company entered into an $800.0 million multi-currency revolving credit facility. The credit facility matures on October 17, 2023. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on the Company’s credit rating. As of September 30, 2019, the Company had approximately $109.0 million of outstanding borrowings under the credit facility and the ability to borrow approximately $691.0 million under the facility. As of December 31, 2018, the Company had approximately $114.4 million of outstanding borrowings under the credit facility and the ability to borrow approximately $685.6 million under the facility.

1.002% Senior Term Loan

In December 2018, the Company entered into a term loan with the EIB, which provided the Company with the ability to borrow up to €250.0 million. The €250.0 million (or approximately $272.6 million as of September 30, 2019) of funding was

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

received on January 25, 2019 with a maturity date of January 24, 2025. The Company is permitted to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears.

Senior Term Loans Due Between 2019 and 2028

In October 2016, the Company borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements, and in August 2018, the Company borrowed an additional aggregate amount of €338.0 million through a group of another seven related term loan agreements.

In aggregate, the Company has indebtedness of €713.0 million (or approximately $777.3 million as of September 30, 2019) through this group of fourteen related term loan agreements. The provisions of the term loan agreements are substantially identical, with the exception of interest rate terms and maturities. The Company is permitted to prepay the term loans before their maturity dates. For the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 0.70% to 2.26% and a maturity date between October 2019 and August 2028. For the term loans with a floating interest rate, interest is payable in arrears on a semi-annual basis, with interest rates based on the EURIBOR plus a margin ranging from 0.70% to 1.25% and a maturity date between October 2019 and August 2025.

Of the 2016 term loans, an aggregate amount of €56.0 million (or approximately $61.1 million as of September 30, 2019) was repaid upon maturity in October 2019.

Short-Term Borrowings

As of September 30, 2019 and December 31, 2018, the Company had short-term borrowings due within one year of approximately $229.7 million and $138.0 million, respectively.

Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At September 30, 2019 and December 31, 2018, outstanding letters of credit totaled approximately $13.9 million and $14.1 million, respectively.

6.    RECOVERABLE INDIRECT TAXES

The Company’s Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from the Company’s sales in the Brazilian market. The Company regularly assesses the recoverability of these tax credits, and establishes reserves when necessary against them, through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from the Company’s ongoing operations. The Company believes that these tax credits, net of established reserves, are realizable. The Company had recorded approximately $157.3 million and $156.0 million, respectively, of VAT tax credits, net of reserves, as of September 30, 2019 and December 31, 2018.

7.    INVENTORIES

Inventories at September 30, 2019 and December 31, 2018 were as follows (in millions):

	September 30, 2019	December 31, 2018
Finished goods	$887.1	$660.4
Repair and replacement parts	612.9	587.3
Work in process	285.2	217.5
Raw materials	526.1	443.5
Inventories, net	$2,311.3	$1,908.7

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

8.    PRODUCT WARRANTY

The warranty reserve activity for the three and nine months ended September 30, 2019 and 2018 consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$371.9	$324.8	$360.9	$316.0
Accruals for warranties issued during the period	46.8	55.6	145.9	164.3
Settlements made (in cash or in kind) during the period	(46.0)	(49.7)	(133.6)	(139.7)
Foreign currency translation	(13.3)	(0.7)	(13.8)	(10.6)
Balance at September 30	$359.4	$330.0	$359.4	$330.0

The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $301.8 million and $308.6 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively. Approximately $57.6 million and $52.3 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively.

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

9.    NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per common share assumes the exercise of outstanding SSARs and the vesting of performance share awards and RSUs using the treasury stock method when the effects of such assumptions are dilutive. A reconciliation of net income attributable to AGCO Corporation and subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three and nine months ended September 30, 2019 and 2018 is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$7.6	$71.1	$213.5	$186.8
Weighted average number of common shares outstanding	76.1	78.7	76.4	79.2
Basic net income per share attributable to AGCO Corporation and subsidiaries	$0.10	$0.90	$2.79	$2.36
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$7.6	$71.1	$213.5	$186.8
Weighted average number of common shares outstanding	76.1	78.7	76.4	79.2
Dilutive SSARs, performance share awards and RSUs	0.6	1.0	0.7	0.9
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	76.7	79.7	77.1	80.1
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$0.10	$0.89	$2.77	$2.33

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

SSARs to purchase approximately 0.2 million and 0.4 million shares of the Company’s common stock for the three and nine months ended September 30, 2019, respectively, and approximately 0.5 million and 0.4 million shares of the Company’s common stock for the three and nine months ended September 30, 2018, respectively, were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

10.    INCOME TAXES

At September 30, 2019 and December 31, 2018, the Company had approximately $179.4 million and $166.1 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At September 30, 2019 and December 31, 2018, the Company had approximately $56.2 million and $58.5 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At September 30, 2019 and December 31, 2018, the Company had accrued interest and penalties related to unrecognized tax benefits of approximately $31.0 million and $27.2 million, respectively. Generally, tax years 2013 through 2018 remain open to examination by taxing authorities in the United States and certain other foreign tax jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in the United States and in various state, local and foreign jurisdictions. As of September 30, 2019, a number of income tax examinations in foreign jurisdictions are ongoing.

During the third quarter of 2019, the Company recorded a non-cash deferred income tax charge of approximately $53.7 million to establish a valuation allowance against its Brazilian net deferred income tax assets. In addition, the Company maintains a valuation allowance to fully reserve against its net deferred tax assets in the United States and certain other foreign jurisdictions. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies and determined that all adjustments to the valuation allowances were appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize its remaining net deferred tax assets, net of the valuation allowance, in future years.

11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has significant manufacturing operations in the United States, France, Germany, Finland and Brazil, and it purchases a portion of its tractors, combines and components from third-party foreign suppliers, primarily in various European countries as well as in Japan and India. The Company also sells products in approximately 140 countries throughout the world. The Company’s most significant transactional foreign currency exposures are the Euro, Brazilian real and the Canadian dollar in relation to the United States dollar, and the British pound in relation to the Euro. The Company attempts to manage its transactional foreign exchange exposure by hedging foreign currency cash flow forecasts and commitments arising from the anticipated settlement of receivables and payables and from future purchases and sales. Where naturally offsetting currency positions do not occur, the Company hedges certain, but not all, of its exposures through the use of foreign currency contracts. The Company’s translation exposure resulting from translating the financial statements of foreign subsidiaries into United States dollars may be partially hedged from time to time. The Company’s most significant translation exposures are the Euro, the British pound and the Brazilian real in relation to the United States dollar. When practical, the translation impact is reduced by financing local operations with local borrowings.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

During 2019 and 2018, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was $78.4 million and $127.0 million as of September 30, 2019 and December 31, 2018, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following tables summarize the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and net income during the three and nine months ended September 30, 2019 and 2018 (in millions):

		Recognized in Net Income
Three Months Ended September 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2019
Foreign currency contracts	$0.1	Cost of goods sold	$1.7	$1,659.2
2018
Foreign currency contracts	$(0.1)	Cost of goods sold	$(0.3)	$1,741.0
Interest rate swap contract	0.2	Interest expense, net	(0.5)	7.0
Total	$0.1		$(0.8)

		Recognized in Net Income
Nine Months Ended September 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2019
Foreign currency contracts(1)	$(0.3)	Cost of goods sold	$0.6	$5,057.0
2018
Foreign currency contracts	$(1.3)	Cost of goods sold	$(1.7)	$5,301.8
Interest rate swap contract	(0.7)	Interest expense, net	(1.8)	38.5
Total	$(2.0)		$(3.5)
(1) The outstanding contracts as of September 30, 2019 range in maturity through December 2019.

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the nine months ended September 30, 2019 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net gains as of December 31, 2018	$1.6	$0.2	$1.4
Net changes in fair value of derivatives	(0.5)	(0.2)	(0.3)
Net gains reclassified from accumulated other comprehensive loss into income	(0.5)	0.1	(0.6)
Accumulated derivative net gains as of September 30, 2019	$0.6	$0.1	$0.5

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

In January 2018, the Company entered into a cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap has an expiration date of January 19, 2021. At maturity of the cross currency swap contract, the Company will deliver the notional amount of approximately €245.7 million (or approximately $267.9 million as of September 30, 2019) and will receive $300.0 million from the counterparties. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swap.

In January 2019 and September 2019, the Company designated €160.0 million and €30.0 million, respectively, of its multi-currency revolving credit facility with a maturity date of October 17, 2023 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. During the nine months ended September 30, 2019, the Company repaid the designated amount outstanding under its multi-currency revolving credit facility and the foreign currency denominated debt was de-designated as a net investment hedge.

The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	September 30, 2019	December 31, 2018
Cross currency swap contract	$300.0	$300.0

The following table summarizes the after-tax impact of changes in the fair value of the instrument designated as a net investment hedge during the three and nine months ended September 30, 2019 and 2018 (in millions):

	Gain Recognized in Accumulated Other Comprehensive Loss for the Three Months Ended		Gain Recognized in Accumulated Other Comprehensive Loss for the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Cross currency swap contract	$12.0	$0.1	$16.8	$11.7
Foreign currency denominated debt	0.5	1.9	2.5	12.8

Derivative Transactions Not Designated as Hedging Instruments

During 2019 and 2018, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of September 30, 2019 and December 31, 2018, the Company had outstanding foreign currency contracts with a notional amount of approximately $2,425.5 million and $1,335.8 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the impact that changes in the fair value of derivatives not designated as hedging instruments had on net income (in millions):

		Gain (Loss) Recognized in Net Income for the Three Months Ended		Gain Recognized in Net Income for the Nine Months Ended
	Classification of Gain (Loss)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Foreign currency contracts	Other expense, net	$25.6	$(0.8)	$31.3	$1.6

The table below sets forth the fair value of derivative instruments as of September 30, 2019 (in millions):

	Asset Derivatives as of September 30, 2019		Liability Derivatives as of September 30, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.9	Other current liabilities	$0.3
Cross currency swap contract	Other noncurrent assets	34.5	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	15.5	Other current liabilities	4.9
Total derivative instruments		$50.9		$5.2

The table below sets forth the fair value of derivative instruments as of December 31, 2018 (in millions):

	Asset Derivatives as of December 31, 2018		Liability Derivatives as of December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.9	Other current liabilities	$0.4
Cross currency swap contract	Other noncurrent assets	17.7	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	5.1	Other current liabilities	6.2
Total derivative instruments		$24.7		$6.6

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.    CHANGES IN STOCKHOLDERS’ EQUITY

The following tables set forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three and nine months ended September 30, 2019 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, June 30, 2019	$0.8	$7.1	$4,591.1	$(1,534.3)	$64.0	$3,128.7
Stock compensation	—	8.1	—	—	—	8.1
Issuance of stock awards	—	—	(0.1)	—	—	(0.1)
SSARs exercised	—	—	(0.7)	—	—	(0.7)
Comprehensive income:
Net income (loss)	—	—	7.6	—	(1.3)	6.3
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(62.0)	(0.7)	(62.7)
Defined benefit pension plans, net of tax	—	—	—	2.8	—	2.8
Deferred gains and losses on derivatives, net of tax	—	—	—	(1.6)	—	(1.6)
Payment of dividends to stockholders	—	—	(12.2)	—	—	(12.2)
Purchases and retirement of common stock	—	(11.3)	(18.7)	—	—	(30.0)
Investment by noncontrolling interests	—	—	—	—	0.2	0.2
Balance, September 30, 2019	$0.8	$3.9	$4,567.0	$(1,595.1)	$62.2	$3,038.8

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2018	$0.8	$10.2	$4,477.3	$(1,555.4)	$60.6	$2,993.5
Stock compensation	—	32.9	—	—	—	32.9
Issuance of stock awards	—	(13.2)	(9.8)	—	—	(23.0)
SSARs exercised	—	(3.1)	(1.0)	—	—	(4.1)
Comprehensive income:
Net income (loss)	—	—	213.5	—	(1.1)	212.4
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(47.6)	1.5	(46.1)
Defined benefit pension plans, net of tax	—	—	—	8.8	—	8.8
Deferred gains and losses on derivatives, net of tax	—	—	—	(0.9)	—	(0.9)
Payment of dividends to stockholders	—	—	(35.9)	—	—	(35.9)
Purchases and retirement of common stock	—	(22.9)	(77.1)	—	—	(100.0)
Investment by noncontrolling interests	—	—	—	—	1.2	1.2
Balance, September 30, 2019	$0.8	$3.9	$4,567.0	$(1,595.1)	$62.2	$3,038.8

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following tables set forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three and nine months ended September 30, 2018 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, June 30, 2018	$0.8	$121.4	$4,346.1	$(1,533.5)	$63.3	$2,998.1
Stock compensation	—	10.5	—	—	—	10.5
Issuance of stock awards	—	(0.1)	—	—	—	(0.1)
SSARs exercised	—	—	—	—	—	—
Comprehensive income:
Net income (loss)	—	—	71.1	—	(0.4)	70.7
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(52.2)	(0.9)	(53.1)
Defined benefit pension plans, net of tax	—	—	—	2.9	—	2.9
Deferred gains and losses on derivatives, net of tax	—	—	—	0.9	—	0.9
Payment of dividends to stockholders	—	—	(11.8)	—	—	(11.8)
Purchases and retirement of common stock	—	(50.0)	—	—	—	(50.0)
Investment by noncontrolling interests	—	—	—	—	0.8	0.8
Balance, September 30, 2018	$0.8	$81.8	$4,405.4	$(1,581.9)	$62.8	$2,968.9

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2017	$0.8	$136.6	$4,253.8	$(1,361.6)	$65.7	$3,095.3
Stock compensation	—	33.0	—	—	—	33.0
Issuance of stock awards	—	(3.1)	—	—	—	(3.1)
SSARs exercised	—	(0.4)	—	—	—	(0.4)
Comprehensive income:
Net income (loss)	—	—	186.8	—	(0.7)	186.1
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(230.8)	(3.0)	(233.8)
Defined benefit pension plans, net of tax	—	—	—	9.0	—	9.0
Deferred gains and losses on derivatives, net of tax	—	—	—	1.5	—	1.5
Payment of dividends to stockholders	—	—	(35.6)	—	—	(35.6)
Purchases and retirement of common stock	—	(84.3)	—	—	—	(84.3)
Investment by noncontrolling interests	—	—	—	—	0.8	0.8
Adjustment related to the adoption of ASU 2014-09	—	—	0.4	—	—	0.4
Balance, September 30, 2018	$0.8	$81.8	$4,405.4	$(1,581.9)	$62.8	$2,968.9

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Total comprehensive (loss) income attributable to noncontrolling interests for the three and nine months ended September 30, 2019 and 2018 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(1.3)	$(0.4)	$(1.1)	$(0.7)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(0.7)	(0.9)	1.5	(3.0)
Total comprehensive (loss) income	$(2.0)	$(1.3)	$0.4	$(3.7)

The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the nine months ended September 30, 2019 (in millions):

	Defined Benefit Pension Plans	Deferred Net Gains (Losses) on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2018	$(282.4)	$1.4	$(1,274.4)	$(1,555.4)
Other comprehensive loss before reclassifications	—	(0.3)	(47.6)	(47.9)
Net losses (gains) reclassified from accumulated other comprehensive loss	8.8	(0.6)	—	8.2
Other comprehensive income (loss), net of reclassification adjustments	8.8	(0.9)	(47.6)	(39.7)
Accumulated other comprehensive loss, September 30, 2019	$(273.6)	$0.5	$(1,322.0)	$(1,595.1)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three months ended September 30, 2019 and 2018 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30, 2019(1)	Three Months Ended September 30, 2018(1)
Derivatives:
Net (gains) losses on foreign currency contracts	$(1.6)	$0.4	Cost of goods sold
Net losses on interest rate swap contract	—	0.5	Interest expense, net
Reclassification before tax	(1.6)	0.9
	(0.1)	(0.1)	Income tax provision
Reclassification net of tax	$(1.7)	$0.8

Defined benefit pension plans:
Amortization of net actuarial losses	$2.9	$3.0	Other expense, net(2)
Amortization of prior service cost	0.4	0.3	Other expense, net(2)
Reclassification before tax	3.3	3.3
	(0.5)	(0.4)	Income tax provision
Reclassification net of tax	$2.8	$2.9

Net losses reclassified from accumulated other comprehensive loss	$1.1	$3.7
(1) (Gains) losses included within the Condensed Consolidated Statements of Operations for the three months ended September 30, 2019 and 2018.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 14 for additional information on the Company’s defined benefit pension plans.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the nine months ended September 30, 2019 and 2018 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Nine Months Ended September 30, 2019(1)	Nine Months Ended September 30, 2018(1)
Derivatives:
Net (gains) losses on foreign currency contracts	$(0.5)	$1.9	Cost of goods sold
Net losses on interest rate swap contract	—	1.8	Interest expense, net
Reclassification before tax	(0.5)	3.7
	(0.1)	(0.2)	Income tax provision
Reclassification net of tax	$(0.6)	$3.5

Defined benefit pension plans:
Amortization of net actuarial losses	$9.0	$9.3	Other expense, net(2)
Amortization of prior service cost	1.3	1.0	Other expense, net(2)
Reclassification before tax	10.3	10.3
	(1.5)	(1.3)	Income tax provision
Reclassification net of tax	$8.8	$9.0

Net losses reclassified from accumulated other comprehensive loss	$8.2	$12.5
(1) (Gains) losses included within the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2019 and 2018.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 14 for additional information on the Company’s defined benefit pension plans.

Share Repurchase Program

During the nine months ended September 30, 2019, the Company entered into accelerated share repurchase (“ASR”) agreements with a financial institution to repurchase an aggregate of $100.0 million of shares of its common stock. The Company received approximately 1,328,515 shares during the nine months ended September 30, 2019 related to the ASR agreements. The specific number of shares the Company ultimately repurchased was determined at the completion of the term of the ASR agreements based on the daily volume-weighted average share price of the Company’s common stock less an agreed upon discount. Upon settlement of the ASR agreements, the Company was entitled to receive additional shares of common stock or, under certain circumstances, was required to remit a settlement amount. In October 2019, the Company received an additional 84,570 shares of common stock upon final settlement of an ASR agreement. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets.

In November 2019, the Company entered into an ASR agreement with a financial institution to repurchase an aggregate of $30.0 million shares of its common stock. The Company received approximately 308,880 shares to date in this transaction. The specific number of shares the Company will ultimately repurchase will be determined at the completion of the term of the ASR based on the daily volume-weighted average share price of the Company’s common stock less an agreed upon discount. Upon settlement of the ASR, the Company may be entitled to receive additional shares of common stock or, under certain circumstances, be required to remit a settlement amount. The Company expects that additional shares will be received by the Company upon final settlement of its current ASR agreement, which expires during the first quarter of 2020. All shares received under the ASR agreement discussed above were retired upon receipt and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

As of September 30, 2019, the remaining amount authorized to be repurchased was approximately $47.1 million, which expires in December 2019.

13.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. As of both September 30, 2019 and December 31, 2018, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.4 billion.

Under the terms of the accounts receivable sales agreements in North America, Europe and Brazil, the Company pays an annual fee related to the servicing of the receivables sold. The Company also pays the respective AGCO Finance entities a subsidized interest payment with respect to the accounts receivable sales agreements, calculated based upon LIBOR plus a margin on any non-interest bearing accounts receivable outstanding and sold under the accounts receivable sales agreements. These fees are reflected within losses on the sales of receivables included within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations. The Company does not service the receivables after the sales occur and does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements and determined that these facilities should be accounted for as off-balance sheet transactions.
Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $10.6 million and $30.3 million, respectively, during the three and nine months ended September 30, 2019. Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $6.7 million and $24.2 million, respectively, during the three and nine months ended September 30, 2018.
The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of September 30, 2019 and December 31, 2018, these finance joint ventures had approximately $76.2 million and $82.5 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

14.    PENSION AND POSTRETIREMENT BENEFIT PLANS

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three and nine months ended September 30, 2019 and 2018 are set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension benefits	2019	2018	2019	2018
Service cost	$3.9	$4.7	$11.7	$14.4
Interest cost	5.1	4.9	15.7	15.1
Expected return on plan assets	(6.8)	(9.0)	(21.1)	(27.7)
Amortization of net actuarial losses	2.9	3.0	9.0	9.2
Amortization of prior service cost	0.4	0.3	1.2	0.9
Net periodic pension cost	$5.5	$3.9	$16.5	$11.9

	Three Months Ended September 30,		Nine Months Ended September 30,
Postretirement benefits	2019	2018	2019	2018
Service cost	$0.1	$—	$0.1	$0.1
Interest cost	0.3	0.4	1.0	1.1
Amortization of net actuarial losses	—	—	—	0.1
Amortization of prior service cost	—	—	0.1	0.1
Net periodic postretirement benefit cost	$0.4	$0.4	$1.2	$1.4

The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations.

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s defined pension and postretirement benefit plans during the nine months ended September 30, 2019 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2018	$(379.8)	$(97.4)	$(282.4)
Amortization of net actuarial losses	9.0	1.4	7.6
Amortization of prior service cost	1.3	0.1	1.2
Accumulated other comprehensive loss as of September 30, 2019	$(369.5)	$(95.9)	$(273.6)

During the nine months ended September 30, 2019, approximately $23.1 million of contributions had been made to the Company’s defined pension benefit plans. The Company currently estimates its minimum contributions for 2019 to its defined pension benefit plans will aggregate approximately $30.1 million.
During the nine months ended September 30, 2019, the Company made approximately $1.2 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.5 million of contributions to its postretirement health care and life insurance benefit plans during 2019.

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

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Model-derived valuations in which one or more significant inputs are unobservable.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 are summarized below (in millions):

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$50.9	$—	$50.9
Derivative liabilities	—	5.2	—	5.2

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$24.7	$—	$24.7
Derivative liabilities	—	6.6	—	6.6

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

16.    SEGMENT REPORTING

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are generally charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and nine months ended September 30, 2019 and 2018 and assets as of September 30, 2019 and December 31, 2018 based on the Company’s reportable segments were as follows (in millions):

Three Months Ended September 30,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
2019
Net sales	$536.2	$239.4	$1,145.7	$188.1	$2,109.4
Income (loss) from operations	32.5	(5.6)	122.0	11.5	160.4
Depreciation	15.0	8.0	25.4	3.7	52.1
Capital expenditures	11.4	7.7	51.2	2.9	73.2
2018
Net sales	$545.5	$281.1	$1,164.5	$223.6	$2,214.7
Income from operations	32.5	12.6	108.6	17.6	171.3
Depreciation	17.4	7.2	26.4	4.0	55.0
Capital expenditures	8.6	7.0	30.3	2.8	48.7

Nine Months Ended September 30,	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
2019
Net sales	$1,651.3	$581.3	$3,813.5	$481.7	$6,527.8
Income (loss) from operations	114.5	(21.2)	458.5	21.9	573.7
Depreciation	46.7	24.7	77.8	10.0	159.2
Capital expenditures	41.3	24.8	116.1	5.9	188.1
2018
Net sales	$1,648.9	$682.8	$3,873.4	$554.7	$6,759.8
Income (loss) from operations	96.9	(20.7)	416.1	26.9	519.2
Depreciation	51.4	22.5	84.8	11.4	170.1
Capital expenditures	30.8	21.2	79.7	6.8	138.5
Assets
As of September 30, 2019	$1,228.3	$810.9	$2,245.7	$502.9	$4,787.8
As of December 31, 2018	1,032.1	736.1	1,905.8	501.1	4,175.1

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment income from operations	$160.4	$171.3	$573.7	$519.2
Corporate expenses	(30.5)	(33.5)	(95.2)	(99.4)
Stock compensation expense	(7.8)	(9.7)	(32.0)	(30.6)
Restructuring expenses	(1.3)	(1.5)	(3.0)	(10.1)
Amortization of intangibles	(14.9)	(15.3)	(45.6)	(49.2)
Consolidated income from operations	$105.9	$111.3	$397.9	$329.9

	September 30, 2019	December 31, 2018
Segment assets	$4,787.8	$4,175.1
Cash and cash equivalents	282.0	326.1
Investments in affiliates	399.2	400.0
Deferred tax assets, other current and noncurrent assets	635.5	656.6
Intangible assets, net	518.7	573.1
Goodwill	1,456.0	1,495.5
Consolidated total assets	$8,079.2	$7,626.4

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

At September 30, 2019, the Company had outstanding guarantees of indebtedness owed to third parties of approximately $27.5 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2024. Losses under such guarantees historically have been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations.

In addition, at September 30, 2019, the Company had accrued approximately $17.2 million of outstanding guarantees of minimum residual value that may be owed to its finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users.

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

Legal Claims and Other Matters

In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through September 30, 2019, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $31.6 million). The amount ultimately in dispute will be significantly greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.
The Company is a party to various other legal claims and actions incidental to its business. The Company believes that none of these claims or actions, either individually or in the aggregate, are material to its business or financial statements as a whole, including its results of operations and financial condition.

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

Dealers or distributors may not return equipment or replacement parts while their contracts with the Company are in force, except for under established promotional and annual replacement parts return programs. At the time of sale, the Company estimates the amount of returns based on the terms of promotional and annual return programs and anticipated returns in the future. The Company estimates replacement parts returns based on historical experience and recognizes an asset within “Other current assets” and “Other assets,” which represents the Company’s right to recover the parts it expects to be returned. When the refund for the returned replacement part is settled with the dealer or distributor, the asset is then transferred to inventory. The Company also recognizes a refund liability in “Accrued expenses” and “Other noncurrent liabilities” for the refund the Company expects to pay for returned parts. If actual replacement parts return differ from those estimated, the difference in the replacement asset and refunded liability is recognized in “Cost of goods sold” and “Net sales,” respectively.

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

Grain Storage and Protein Production Systems Installation Revenue. In certain countries, the Company sells grain storage and protein production systems where the Company is responsible for construction and installation, and the sale is contingent upon customer acceptance. Under these conditions, the revenues are recognized over the term of the contract when the Company can objectively determine control has been transferred to the customer in accordance with agreed-upon specifications in the contract. For these contracts, the Company may be entitled to receive an advance payment, which is recognized as a contract liability for the amount in excess of the revenue recognized. The Company uses the input method using costs incurred to date relative to total estimated costs at completion to measure the progress toward satisfaction of the performance obligation. Revenues are recorded proportionally as costs are incurred. Costs include labor, material and overhead. The estimation of the progress toward completion is subject to various assumptions. As part of the estimation process, the Company reviews the length of time to complete the performance obligation, the cost of materials and labor productivity. If a significant change in one of the assumptions occurs, the Company will recognize an adjustment under the cumulative catch-up method and the impact of the adjustment on the revenue recorded to date is recognized in the period the adjustment is identified.

Extended Warranty Contracts. The Company sells separately priced extended warranty contracts, which extend coverage beyond the base warranty period. Revenue is recognized for an extended warranty contract on a straight-line basis, which the Company believes approximates the costs expected to be incurred in satisfying the obligations, over the extended warranty period. The extended warranty period ranges from one to five years. Payment is received at the inception of the extended warranty contract, which is recognized as a contract liability for the amount in excess of the revenue recognized. The revenue associated with the sale of extended warranty contracts is insignificant.

Technology Services Revenue. The Company sells a combination of technology products and services. When a bundled package of technology products and services is sold, the portion of the consideration received related to the services component is recognized over time as the Company satisfies the future performance obligation. Revenue is recognized for the hardware component when control is transferred to the dealer or distributor. The revenue associated with the sale of technology services is insignificant.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Significant changes in the balance of contract liabilities for the three and nine months ended as of September 30, 2019 and 2018 were as follows (in millions):

	Three Months Ended September 30,
	2019	2018
Balance at beginning of period	$88.0	$77.8
Advance consideration received	45.2	43.0
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(8.7)	(7.2)
Revenue recognized during the period related to installation of grain storage and protein production systems	(32.0)	(33.3)
Foreign currency translation	(2.2)	0.6
Balance at September 30	$90.3	$80.9

	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$76.8	$82.6
Advance consideration received	108.9	100.9
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(22.7)	(19.9)
Revenue recognized during the period related to installation of grain storage and protein production systems	(70.6)	(82.9)
Foreign currency translation	(2.1)	0.2
Balance at September 30	$90.3	$80.9

The contract liabilities are classified as either “Other current liabilities” and “Other noncurrent liabilities” or “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2019 were $10.0 million for the remainder of 2019, $31.4 million in 2020, $21.8 million in 2021, $12.0 million in 2022 and $6.5 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Disaggregated Revenue

Net sales for the three months ended September 30, 2019 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America(1)	South America	Europe/Middle East	Asia/Pacific/Africa(1)	Consolidated
Primary geographical markets:
United States	$431.7	$—	$—	$—	$431.7
Canada	79.8	—	—	—	79.8
South America	—	236.3	—	—	236.3
Germany	—	—	255.4	—	255.4
France	—	—	237.8	—	237.8
United Kingdom and Ireland	—	—	115.3	—	115.3
Finland and Scandinavia	—	—	176.5	—	176.5
Other Europe	—	—	343.8	—	343.8
Middle East and Algeria	—	—	16.9	—	16.9
Africa	—	—	—	26.7	26.7
Asia	—	—	—	79.4	79.4
Australia and New Zealand	—	—	—	82.1	82.1
Mexico, Central America and Caribbean	24.6	3.1	—	—	27.7
	$536.2	$239.4	$1,145.7	$188.1	$2,109.4

Major products:
Tractors	$166.1	$135.2	$772.0	$70.2	$1,143.5
Replacement parts	87.2	22.1	233.6	19.7	362.6
Grain storage and protein production systems	165.6	19.0	39.3	58.7	282.6
Combines, application equipment and other machinery	117.2	63.1	100.8	39.6	320.7
	$536.2	$239.4	$1,145.7	$188.1	$2,109.4

(1) Rounding may impact the summation of amounts.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Net sales for the three months ended September 30, 2018 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America(1)	Europe/Middle East(1)	Asia/Pacific/Africa(1)	Consolidated
Primary geographical markets:
United States	$430.6	$—	$—	$—	$430.6
Canada	82.3	—	—	—	82.3
South America	—	275.8	—	—	275.8
Germany	—	—	273.0	—	273.0
France	—	—	198.1	—	198.1
United Kingdom and Ireland	—	—	140.4	—	140.4
Finland and Scandinavia	—	—	172.8	—	172.8
Other Europe	—	—	360.9	—	360.9
Middle East and Algeria	—	—	19.3	—	19.3
Africa	—	—	—	32.0	32.0
Asia	—	—	—	104.4	104.4
Australia and New Zealand	—	—	—	87.2	87.2
Mexico, Central America and Caribbean	32.6	5.3	—	—	37.9
	$545.5	$281.1	$1,164.5	$223.6	$2,214.7

Major products:
Tractors	$168.3	$174.3	$775.5	$91.4	$1,209.5
Replacement parts	79.0	23.7	224.7	19.1	346.5
Grain storage and protein production systems	168.2	20.8	56.8	72.0	317.8
Combines, application equipment and other machinery	130.0	62.2	107.7	41.0	340.9
	$545.5	$281.1	$1,164.5	$223.6	$2,214.7

(1) Rounding may impact the summation of amounts.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Net sales for the nine months ended September 30, 2019 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa(1)	Consolidated(1)
Primary geographical markets:
United States	$1,344.5	$—	$—	$—	$1,344.5
Canada	232.9	—	—	—	232.9
South America	—	571.3	—	—	571.3
Germany	—	—	916.3	—	916.3
France	—	—	743.4	—	743.4
United Kingdom and Ireland	—	—	405.5	—	405.5
Finland and Scandinavia	—	—	545.1	—	545.1
Other Europe	—	—	1,151.3	—	1,151.3
Middle East and Algeria	—	—	51.9	—	51.9
Africa	—	—	—	76.7	76.7
Asia	—	—	—	216.2	216.2
Australia and New Zealand	—	—	—	188.9	188.9
Mexico, Central America and Caribbean	73.9	10.0	—	—	83.9
	$1,651.3	$581.3	$3,813.5	$481.7	$6,527.8

Major products:
Tractors	$493.7	$325.8	$2,595.8	$197.2	$3,612.5
Replacement parts	247.4	65.4	681.9	53.6	1,048.3
Grain storage and protein production systems	435.8	56.4	143.4	157.0	792.6
Combines, application equipment and other machinery	474.4	133.7	392.4	73.9	1,074.4
	$1,651.3	$581.3	$3,813.5	$481.7	$6,527.8

(1) Rounding may impact the summation of amounts.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Net sales for the nine months ended September 30, 2018 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America(1)	Europe/Middle East(1)	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$1,298.1	$—	$—	$—	$1,298.1
Canada	257.2	—	—	—	257.2
South America	—	670.0	—	—	670.0
Germany	—	—	950.6	—	950.6
France	—	—	644.9	—	644.9
United Kingdom and Ireland	—	—	453.5	—	453.5
Finland and Scandinavia	—	—	581.6	—	581.6
Other Europe	—	—	1,162.0	—	1,162.0
Middle East and Algeria	—	—	80.8	—	80.8
Africa	—	—	—	76.2	76.2
Asia	—	—	—	266.0	266.0
Australia and New Zealand	—	—	—	212.5	212.5
Mexico, Central America and Caribbean	93.6	12.8	—	—	106.4
	$1,648.9	$682.8	$3,873.4	$554.7	$6,759.8

Major products:
Tractors	$496.6	$429.3	$2,603.4	$240.8	$3,770.1
Replacement parts	237.5	67.3	687.9	54.7	1,047.4
Grain storage and protein production systems	450.1	50.2	149.6	176.1	826.0
Combines, application equipment and other machinery	464.7	135.9	432.6	83.1	1,116.3
	$1,648.9	$682.8	$3,873.4	$554.7	$6,759.8

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

Total lease assets and liabilities at September 30, 2019 were as follows (in millions):

Lease Assets	Classification	As of September 30, 2019
Operating ROU assets	Right-of-use lease assets	$193.5
Finance lease assets	Property, plant and equipment, net(1)	14.6
Total leased assets		$208.1

Lease Liabilities	Classification	As of September 30, 2019
Current:
Operating	Accrued expenses	$42.2
Finance	Other current liabilities	4.2

Noncurrent:
Operating	Operating lease liabilities	154.8
Finance	Other noncurrent liabilities	7.9
Total leased liabilities		$209.1
(1) Finance lease assets are recorded net of accumulated depreciation of $17.9 million as of September 30, 2019.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Total lease cost for the three and nine months ended September 30, 2019 is set forth below (in millions):

	Classification	Three months ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	Selling, general and administrative expenses	$13.8	$41.8
Variable lease cost	Selling, general and administrative expenses	0.3	0.4
Short-term lease cost	Selling, general and administrative expenses	2.0	5.7
Finance lease cost:
Amortization of leased assets	Depreciation expense(1)	1.1	3.6
Interest on leased liabilities	Interest expense, net	0.2	0.6
Total lease cost		$17.4	$52.1
(1) Depreciation expense is a component of both cost of sales and selling, general and administrative expenses.

The total lease expense under noncancelable operating leases was approximately $72.1 million for the year ended December 31, 2018.

The aggregate future minimum lease payments under noncancelable operating and finance leases with remaining terms greater than one year as of September 30, 2019 and December 31, 2018 were as follows (in millions):

	September 30, 2019		December 31, 2018
	Operating Leases(1)(2)	Finance Leases	Operating Leases(5)	Finance Leases(5)
2019	$12.7	$1.3	$46.7	$4.9
2020	46.1	4.1	39.5	3.5
2021	38.9	2.2	32.6	2.8
2022	29.7	0.9	26.0	0.9
2023	23.0	0.6	21.7	0.7
Thereafter	80.3	4.1	85.5	3.7
Total lease payments	230.7	13.2	252.0	16.5
Less: imputed interest(3)(4)	(33.7)	(1.1)	—	(1.0)
Present value of leased liabilities	$197.0	$12.1	$252.0	$15.5
(1) Operating lease payments include $12.3 million related to options to extend leases that are reasonably certain of being exercised.
(2) This amount excludes lease payments for the nine months ended September 30, 2019.
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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate:

As of September 30, 2019
Weighted-average remaining lease term:
Operating leases	8 years
Finance leases	9 years

Weighted-average discount rate:
Operating leases	4.0%
Finance leases	2.8%

The following table summarizes the supplemental cash flow information for the nine months September 30, 2019 (in millions):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41.8
Operating cash flows from finance leases	3.6
Financing cash flows from finance leases	0.6

Leased assets obtained in exchange for lease obligations:
Operating leases	$27.2
Finance leases	0.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS
For the three months ended September 30, 2019, we generated net income of $7.6 million, or $0.10 per share, compared to $71.1 million, or $0.89 per share, for the same period in 2018. Net income for the first three months ended September 30, 2019 was impacted by a non-cash adjustment to establish a valuation allowance against our Brazilian net deferred tax assets which is discussed further below. For the first nine months of 2019, we generated net income of $213.5 million, or $2.77 per share, compared to $186.8 million, or $2.33 per share, for the same period in 2018.

Net sales during the three and nine months ended September 30, 2019 were $2,109.4 million and $6,527.8 million, respectively, which were approximately 4.8% and 3.4% lower than the same periods in 2018. These decreases were primarily the result of the negative impact of currency translation.

Income from operations for the three months ended September 30, 2019 was $105.9 million compared to $111.3 million for the same period in 2018. Income from operations for the nine months ended September 30, 2019 was $397.9 million compared to $329.9 million for the same period in 2018. The decrease in income from operations for the three months ended September 30, 2019 was primarily the result of lower net sales and production volumes, mostly offset by positive net pricing and expense reduction initiatives. The increase in income from operations for the nine months ended September 30, 2019 was primarily the result of improved margins which benefited from price increases and cost control initiatives as compared to prior year periods.

Regionally, income from operations in our Europe/Middle East (“EME”) region increased for both the three and nine months ended September 30, 2019 compared to the same periods in 2018. These increases were primarily due to increased production levels, improved pricing and factory productivity, and a favorable sales mix. In our North American region, income from operations was flat for the three months ended September 30, 2019 and increased for the nine months ended September 30, 2019 compared to the same periods in 2018. Operating margins increased due to the benefit of favorable pricing impacts and cost control initiatives. In our South America region, operating losses in the three and nine months ended September 30, 2019 were greater compared to the same periods in 2018. These losses reflect low levels of industry demand and company production, as well as the cost impact associated with the transition of newer product technology into our Brazilian factories. In our Asia/Pacific/Africa (“APA”) region, income from operations decreased for the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily due to lower net sales and production volumes, partially offset by lower operating expenses.

Industry Market Conditions
Farm economics remain challenged across many of the major crop-producing regions, and international trade tensions continue to weigh on farmer sentiment. Global equipment demand for 2019 is expected to be relatively flat compared to 2018. For the full year of 2019, industry demand is expected to be level in both North America and Western Europe and to be lower in South America as compared to 2018.

In North America, industry unit retail sales of utility and high horsepower tractors for the first nine months of 2019 were flat compared to the same period in 2018. Industry unit retail sales of combines for the first nine months of 2019 decreased approximately 7% compared to the first nine months of 2018. The prospect of lower yields due to wet conditions in portions of the Midwest, as well as the uncertainty regarding the outcome of trade negotiations both contributed to weak demand in the large farm sector during the first nine months of 2019, compared to the same period in 2018.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

In Western Europe, industry unit retail sales of tractors for the first nine months of 2019 increased approximately 2% compared to the same period in 2018. Industry unit retail sales of combines for the first nine months of 2019 decreased approximately 16% compared to the first nine months of 2018. During the first nine months of 2019, sales improved across the markets of France and Germany, partially offset by sales declines in the United Kingdom and Italy compared to the same period in 2018.

In South America, industry unit retail sales of tractors for the first nine months of 2019 decreased approximately 13% compared to the same period in 2018. Industry unit retail sales of combines for the first nine months of 2019 increased approximately 7% compared to the first nine months of 2018. Despite improved grain production in Brazil and Argentina, industry demand was negatively impacted by interruptions in the government subsidized finance program in Brazil and weak economic conditions in Argentina.

STATEMENTS OF OPERATIONS
Net sales for the three months ended September 30, 2019 were $2.1 billion compared to $2.2 billion for the same period in 2018. Net sales for the nine months ended September 30, 2019 were $6.5 billion compared to $6.8 billion for the same period in 2018. The following tables set forth, for the three and nine months ended September 30, 2019, the impacts to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended September 30,		Change		Change Due to Currency Translation
	2019	2018	$	%	$	%
North America	$536.2	$545.5	$(9.3)	(1.7)%	$(1.9)	(0.3)%
South America	239.4	281.1	(41.7)	(14.8)%	(1.2)	(0.4)%
Europe/Middle East	1,145.7	1,164.5	(18.8)	(1.6)%	(56.6)	(4.9)%
Asia/Pacific/Africa	188.1	223.6	(35.5)	(15.9)%	(8.2)	(3.7)%
	$2,109.4	$2,214.7	$(105.3)	(4.8)%	$(67.9)	(3.1)%

	Nine Months Ended September 30,		Change		Change Due to Currency Translation
	2019	2018	$	%	$	%
North America	$1,651.3	$1,648.9	$2.4	0.1%	$(9.1)	(0.6)%
South America	581.3	682.8	(101.5)	(14.9)%	(35.0)	(5.1)%
Europe/Middle East	3,813.5	3,873.4	(59.9)	(1.5)%	(253.9)	(6.6)%
Asia/Pacific/Africa	481.7	554.7	(73.0)	(13.2)%	(29.0)	(5.2)%
	$6,527.8	$6,759.8	$(232.0)	(3.4)%	$(327.0)	(4.8)%

Regionally, net sales in North America decreased during the three months ended September 30, 2019 and increased during the nine months ended September 30, 2019 compared to the same periods in 2018. The decrease in the three months ended September 30, 2019 was primarily a result of lower net sales of high horsepower tractors and the negative impact of foreign currency translation. The increase in the nine months ended September 30, 2019 was primarily a result of net sales growth of compact tractors, application equipment and parts, mostly offset by lower net sales of grain and protein production equipment and utility tractors. In the EME region, net sales were higher during the three and nine months ended September 30, 2019 compared to the same periods in 2018 excluding the negative impact of currency translation. The increase was primarily due to net sales growth in France and Italy, partially offset by net sales declines in the United Kingdom. Net sales in South America decreased during the three and nine months ended September 30, 2019 compared to the same periods in 2018, primarily due to sales declines in Brazil and other South American markets as well as the negative impact of foreign currency translation. In the APA region, net sales decreased during the three and nine months ended September 30, 2019 compared to the same periods in 2018, primarily driven by sales declines in Australia and Asia, as well as the negative impact of foreign currency translation.

We estimate worldwide average price increases were approximately 1.3% and 1.8% during the three and nine months ended September 30, 2019, respectively, compared to the same prior year periods. Consolidated net sales of tractors and

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

combines, which comprised approximately 58.3% and 58.6%, respectively, of our net sales for the three and nine months ended September 30, 2019, decreased approximately 5.0% and 4.3%, respectively, compared to the same periods in 2018. Unit sales of tractors and combines decreased approximately 5.8% and 7.6%, respectively, for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The difference between the unit sales change and the change in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

The following tables set forth, for the periods indicated, the percentage of net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended September 30,
	2019		2018
	$	% of Net Sales	$	% of Net Sales(1)
Gross profit	$450.2	21.3%	$473.7	21.4%
Selling, general and administrative expenses	245.0	11.6%	260.5	11.8%
Engineering expenses	82.3	3.9%	83.3	3.8%
Restructuring expenses	1.3	0.1%	1.5	0.1%
Amortization of intangibles	14.9	0.7%	15.3	0.7%
Bad debt expense	0.8	—%	1.8	0.1%
Income from operations	$105.9	5.0%	$111.3	5.0%

	Nine Months Ended September 30,
	2019		2018
	$	% of Net Sales	$	% of Net Sales
Gross profit	$1,470.8	22.5%	$1,458.0	21.6%
Selling, general and administrative expenses	767.9	11.8%	796.9	11.8%
Engineering expenses	254.3	3.9%	267.2	4.0%
Restructuring expenses	3.0	—%	10.1	0.1%
Amortization of intangibles	45.6	0.7%	49.2	0.7%
Bad debt expense	2.1	—%	4.7	0.1%
Income from operations	$397.9	6.1%	$329.9	4.9%

(1) Rounding may impact the summation of amounts.

Gross profit as a percentage of net sales was relatively flat for the three months ended September 30, 2019 compared to the same period in 2018. Gross profit as a percentage of net sales increased for the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to the benefit of pricing in excess of material cost increases, partially offset by lower production levels. Production hours decreased in both North American and South America, while production hours increased in Europe during the nine months ended September 30, 2019. Overall, production hours decreased slightly on a global basis during both the three and nine months ended September 30, 2019 compared to the same periods in 2018. We recorded approximately $0.3 million and $1.3 million of stock compensation expense within cost of goods sold during the three and nine months ended September 30, 2019, respectively, compared to approximately $0.8 million and $2.7 million for the comparable periods in 2018. See below and refer to Note 3 to our Condensed Consolidated Financial Statements for additional information on stock compensation expense.

Selling, general and administrative expenses (“SG&A expenses”) and engineering expenses, as a percentage of net sales, were relatively flat for the three and nine months ended September 30, 2019 compared to the same periods in 2018. We recorded approximately $7.8 million and $32.0 million of stock compensation expense within SG&A expenses during the three and nine months ended September 30, 2019, respectively, compared to $9.7 million and $30.6 million during the same periods in 2018. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

The restructuring expenses of approximately $1.3 million and $3.0 million recorded during the three and nine months ended September 30, 2019, respectively, primarily related to severance and related costs associated with the rationalization of certain manufacturing operations and administrative offices located in Europe, South America, Africa, China and the United States. Refer to Note 2 to our Condensed Consolidated Financial Statements for additional information.

Interest expense, net was approximately $6.4 million and $15.9 million for the three and nine months ended September 30, 2019, respectively, compared to approximately $7.0 million and $38.5 million for the comparable periods in 2018. The decline was primarily the result of debt refinancings completed during 2018 that included the replacement of higher interest-bearing debt with lower interest-bearing debt. In addition, during the nine months ended September 30, 2018, we recorded approximately $15.7 million of a loss on the extinguishment of a portion of our 5 7/8% senior notes, partially offset by approximately $3.0 million of accelerated amortization of a deferred gain related to a terminated interest rate swap instrument associated with the senior notes. Refer to Note 7 to our Consolidated Financial Statements as of December 31, 2018 for additional information.

Other expense, net was approximately $20.8 million and $47.0 million for the three and nine months ended September 30, 2019, respectively, compared to approximately $19.1 million and $57.8 million for the comparable periods in 2018. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in other expense, net, were approximately $10.6 million and $30.3 million for the three and nine months ended September 30, 2019, respectively, compared to approximately $6.7 million and $24.2 million for the comparable periods in 2018. Other expense, net for the three and nine months ended September 30, 2018 included higher foreign exchange losses, primarily associated with the significant devaluation of the Argentina peso. Refer to Note 1 to our Consolidated Financial Statements as of December 31, 2018 for additional information.

We recorded an income tax provision of approximately $83.2 million and $155.8 million for the three and nine months ended September 30, 2019, respectively, compared to approximately $23.9 million and $73.8 million for the comparable periods in 2018. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. During the third quarter of 2019, we recorded a non-cash adjustment to establish a valuation allowance against our Brazilian net deferred income tax assets of approximately $53.7 million. In addition, we maintain a valuation allowance to fully reserve against our net deferred tax assets in the United States and certain other foreign jurisdictions. Our effective tax rates for the three and nine months ended September 30, 2019 include the impact of these valuation allowances against our Brazilian and U.S. net deferred tax assets and, accordingly, have no tax benefit against our Brazilian and U.S. losses.

Equity in net earnings of affiliates, which is primarily comprised of income from our finance joint ventures, was approximately $10.8 million and $33.2 million for the three and nine months ended September 30, 2019, respectively, compared to approximately $9.4 million and $26.3 million for the comparable periods in 2018. The increase for the three and nine months ended September 30, 2019 as compared to the same periods in 2018 was primarily due to higher net earnings from our finance joint ventures. Refer to “Finance Joint Ventures” below for further information regarding our finance joint ventures and their results of operations.

FINANCE JOINT VENTURES
Our AGCO Finance joint ventures provide both retail financing and wholesale financing to our dealers in the United States, Canada, Europe, Brazil, Argentina and Australia. The joint ventures are owned by AGCO and by a wholly-owned subsidiary of Rabobank, a financial institution based in the Netherlands. The majority of the assets of the finance joint ventures consist of finance receivables. The majority of the liabilities consist of notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of September 30, 2019, our capital investment in the finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $358.4 million compared to $358.7 million as of December 31, 2018. The total finance portfolio in our finance joint ventures was approximately $9.1 billion and $8.8 billion as of September 30, 2019 and December 31, 2018, respectively. The total finance portfolio as of September 30, 2019 included approximately $7.4 billion of retail receivables and $1.7 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2018 included approximately $7.2 billion of retail receivables and $1.6 billion of wholesale receivables from AGCO dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. For the nine months ended September 30, 2019, our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Condensed Consolidated Statements of Operations, was $32.5 million compared to $26.5 million for the same period in 2018.

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

September 30, 2019
1.056% Senior term loan due 2020	$218.0
Senior term loan due 2022	163.5
Credit facility, expires 2023	109.0
1.002% Senior term loan due 2025	272.6
Senior term loans due between 2019 and 2028	777.3
Other long-term debt	12.7

Interest under our credit facility is calculated based upon LIBOR. In the event that LIBOR is no longer published, interest will be calculated based upon a base rate. The credit facility also provides for an expedited amendment process once a replacement for LIBOR is established.

In December 2018, we entered into a term loan agreement with the European Investment Bank (“EIB”), which provided us with the ability to borrow up to €250.0 million. The €250.0 million (or approximately $272.6 million as of September 30, 2019) of funding was received on January 25, 2019 with a maturity date of January 24, 2025. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears. We have another term loan with the EIB in the amount of €200.0 million (or approximately $218.0 million as of September 30, 2019) that was entered into in December 2014 and has a maturity date of January 15, 2020. Interest is payable on this term loan at 1.056% per annum, payable quarterly in arrears. We are permitted to prepay both term loans before their maturity date.

In October 2016, we borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements. These agreements have maturities ranging from October 2019 to October 2026. In October 2019, we repaid an aggregate amount of €56.0 million (or approximately $61.1 million as of September 30, 2019) of these term loans upon their maturity. In aggregate, as of October 2019, we have indebtedness of approximately €657.0 million under a total group of twelve term loan agreements with remaining maturities ranging from 2021 to 2028.

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

Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of both September 30, 2019 and December 31, 2018, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.4 billion.

Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements are also without recourse to us. As of September 30, 2019 and December 31, 2018, these finance joint ventures had approximately $76.2 million and $82.5 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 35.4% and 32.8% at September 30, 2019 and December 31, 2018, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Cash Flows
Cash flows used in operating activities were approximately $80.2 million for the first nine months of 2019 compared to approximately $4.0 million for the same period in 2018. Our seasonal requirements for working capital resulted in negative cash flow from operations in both the nine months ended September 30, 2019 and 2018. Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing gradually over the course of the second half of the year. We had $928.9 million in working capital at September 30, 2019 as compared to $770.7 million at December 31, 2018 and $1,129.9 million at September 30, 2018. Accounts receivable and inventories, combined, at September 30, 2019 were $440.4 million and $134.9 million higher than at December 31, 2018 and September 30, 2018, respectively. Inventories as of September 30, 2019 included stock related to the transition of production to products meeting new emissions standards in Europe and Brazil. Weak market conditions and demand in Brazil, as well as supplier delivery delays across Europe also both contributed to the increase in inventories as compared to the prior year period. Working capital as of September 30, 2019 was also impacted by the classification of our 1.056% senior term loan of approximately $218.0 million as current debt, given its maturity date of January 15, 2020.

Capital expenditures for the first nine months of 2019 were $188.1 million compared to $138.5 million for the same period in 2018. We anticipate that capital expenditures for the full year of 2019 will be approximately $225.0 million and will be used primarily to support the development and enhancement of new and existing products, upgrade our system capabilities and improve our factory productivity.

Share Repurchase Program
During the nine months ended September 30, 2019, we entered into accelerated share repurchase (“ASR”) agreements with a financial institution to repurchase an aggregate of $100.0 million of shares of our common stock. We received approximately 1,328,515 shares during the nine months ended September 30, 2019 related to the ASR agreements. The specific number of shares we ultimately repurchased was determined at the completion of the term of the ASR agreements based on the daily volume-weighted average share price of our common stock less an agreed upon discount. Upon settlement of the ASR agreements, we were entitled to receive additional shares of common stock or, under certain circumstances, were required to remit a settlement amount. In October 2019, we received an additional 84,570 shares of common stock upon final settlement of an ASR agreement. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within our Condensed Consolidated Balance Sheets.

In November 2019, we entered into an ASR agreement with a financial institution to repurchase an aggregate of $30.0 million shares of our common stock. We received approximately 308,880 shares to date in this transaction. The specific number of shares we will ultimately repurchase will be determined at the completion of the term of the ASR based on the daily volume-weighted average share price of our common stock less an agreed upon discount. Upon settlement of the ASR, we may be entitled to receive additional shares of common stock or, under certain circumstances, be required to remit a settlement amount. We expect that additional shares will be received by us upon final settlement of our current ASR agreement, which expires during the first quarter of 2020. All shares received under the ASR agreement discussed above were retired upon receipt and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the our Condensed Consolidated Balance Sheets.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
We are party to a number of commitments and other financial arrangements, which may include off-balance sheet arrangements. At September 30, 2019, we had outstanding guarantees of indebtedness owed to third parties of approximately $27.5 million, primarily related to dealer and end-user financing of equipment. In addition, we secured approximately $17.2 million of outstanding guarantees of minimum residual value that may be issued to our finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. We also sell a majority of our wholesale receivables in North America, Europe and Brazil to our U.S., Canadian, European and Brazilian finance joint ventures. At September 30, 2019, we had outstanding designated and non-designated foreign currency contracts with a gross notional amount of approximately $2.5 billion. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 11, 13 and 17 to our Condensed Consolidated Financial Statements, for further discussion of these matters.

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

OUTLOOK
Our net sales are expected to decline modestly in 2019 compared to 2018, reflecting relatively flat sales volumes and unfavorable foreign currency translation impacts, partially offset by the positive impact of pricing. Gross and operating margins are expected to improve from 2018 levels, reflecting the positive impact of cost control initiatives. Accordingly. net income is expected to improve in 2019 compared to 2018.

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

We have joint ventures in the Netherlands and Russia with an entity that currently is operating under a time-limited general license from the U.S. Department of the Treasury authorizing the maintenance or wind down of operations and existing contracts. In the event that the license expires without further relief being granted or without other authorization from the U.S. Department of the Treasury, we may no longer be able to continue the joint ventures’ commercial operations and we would be required to assess the fair value of certain assets related to the joint ventures for potential impairment.

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

Foreign Currency Risk Management
For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2018. As of the third quarter of 2019, there has been no material change in our exposure to market risks.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 17 to our Condensed Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(4)
July 1, 2019 through July 31, 2019(2)	80,227	$72.26	80,227	$77.1
August 1, 2019 through August 31, 2019(3)	335,664	$71.50	335,664	$47.1
September 1, 2019 through September 30, 2019	—	$—	—	$47.1
Total	415,891	$71.93	415,891	$47.1
(1) The remaining authorized amount to be repurchased is $47.1 million, which expires in December 2019.
(2) In May 2019, we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase $40.0 million of our common stock. The ASR agreement resulted in the initial delivery of 473,303 shares of our common stock, representing approximately 80% of the shares expected to be repurchased in connection with the transaction. In July 2019, the remaining 80,227 shares under the ASR agreement were delivered. As reflected in the table above, the average price paid per share for the ASR agreement was the volume-weighted average stock price of our common stock over the term of the ASR agreement. Refer to Note 12 to our Condensed Consolidated Financial Statements for a further discussion of this matter.
(3) In August 2019, we entered into an ASR agreement with a third-party financial institution to repurchase $30.0 million of our common stock. The ASR agreement resulted in the initial delivery of 335,664 shares of our common stock, representing approximately 80% of the shares expected to be repurchased in connection with the transaction. In October 2019, the remaining 84,570 shares under the ASR agreement were delivered. The average price paid per share related to the ASR agreement reflected in the table above was derived using the fair market value of the shares on the date the initial 335,664 shares were delivered. The amount that may yet be purchased under our share repurchase programs, as presented in the above table, was reduced by the entire $30.0 million payment related to the ASR agreement. Refer to Note 12 to our Condensed Consolidated Financial Statements for a further discussion of this matter.
(4) In November 2019, we entered into an ASR agreement with a third-party financial institution to repurchase $30.0 million of our common stock. The ASR agreement resulted in the initial delivery of 308,880 shares of our common stock, representing approximately 80% of the shares expected to be repurchased in connection with the transaction. The specific number of shares the Company will ultimately repurchase will be determined at the completion of the term of the ASR based on the daily volume-weighted average share price of the Company’s common stock less an agreed upon discount. Subsequent to entering into the ASR agreement, the remaining amount authorized to be repurchased was approximately $17.1 million, which expires in December 2019. Refer to Note 12 to our Condensed Consolidated Financial Statements for a further discussion of this matter.

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

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, are formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.
Filed herewith

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 is formatted in Inline XBRL	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 8, 2019	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Lara T. Long
Lara T. Long Vice President, Chief Accounting Officer (Principal Accounting Officer)