Form 10-K
period 2019-12-31
AGCO CORP /DE
filed 2020-02-28
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Trading Symbol	Name of exchange on which registered
Common stock	AGCO	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☒	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of AGCO Corporation’s Common Stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2019 was approximately $4.9 billion. For this purpose, directors and officers and the entities that they control have been assumed to be affiliates. As of February 24, 2020, 75,465,353 shares of AGCO Corporation’s Common Stock were outstanding.
Documents Incorporated by Reference
Portions of AGCO Corporation's Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.        Business

AGCO Corporation (“AGCO,” “we,” “us” or the “Company”) was incorporated in Delaware in 1991. Our executive offices are located at 4205 River Green Parkway, Duluth, Georgia 30096, and our telephone number is (770) 813-9200. Unless otherwise indicated, all references in this Form 10-K to the Company include our subsidiaries.

General

We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment, seeding and tillage equipment, implements, and grain storage and protein production systems. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brands, including Challenger®, Fendt®, GSI®, Massey Ferguson® and Valtra®. We distribute most of our products through approximately 3,275 independent dealers and distributors in approximately 140 countries. We also provide retail and wholesale financing through our finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., which we refer to as “Rabobank.”

Products

The following table sets forth a description of the Company’s products and their percentage of net sales:

			Percentage of Net Sales
Product		Product Description	2019(1)	2018(1)	2017
Tractors	•	High horsepower tractors (100 to 650 horsepower); typically used on large acreage farms, primarily for row crop production, soil cultivation, planting, land leveling, seeding and commercial hay operations.	57%	57%	57%
	•	Utility tractors (40 to 130 horsepower); typically used on small- and medium-sized farms and in specialty agricultural industries, including dairy, livestock, orchards and vineyards
	•	Compact tractors (under 40 horsepower); typically used on small farms and specialty agricultural industries, as well as for landscaping, equestrian and residential uses
Replacement Parts	•	Replacement parts for all of the products we sell, including products no longer in production. Most of our products can be economically maintained with parts and service for a period of ten to 20 years. Our parts inventories are maintained and distributed through a network of master and regional warehouses throughout North America, South America, Europe, Africa, China and Australia in order to provide timely response to customer demand for replacement parts	15%	14%	16%
Grain Storage and Protein Production Systems	•	Grain storage bins and related drying and handling equipment systems; seed-processing systems; swine and poultry feed storage and delivery, ventilation and watering systems; and egg production systems and broiler production equipment	11%	12%	13%
Hay Tools and Forage Equipment, Implements & Other Equipment	•	Round and rectangular balers, loader wagons, self-propelled windrowers, forage harvesters, disc mowers, spreaders, rakes, tedders, and mower conditioners; used for the harvesting and packaging of vegetative feeds used in the cattle, dairy, horse and renewable fuel industries	10%	10%	7%
	•
Implements, including disc harrows, which cut through crop residue, leveling seed beds and mixing chemicals with the soils; heavy tillage, which break up soil and mix crop residue into topsoil, with or without prior discing; field cultivators, which prepare a smooth seed bed and destroy weeds; and drills, which are primarily used for small grain seeding

	•
Planters and other planting equipment; used to plant seeds and apply fertilizer in the field, typically used for row crops, including planting technologies that cover the areas of monitoring and measurement, liquid control and delivery, meter accuracy and seed delivery

	•	Other equipment, including loaders; used for a variety of tasks, including lifting and transporting hay crops
Combines	•	Combines, sold with a variety of threshing technologies and complemented by a variety of crop-harvesting heads; typically used in harvesting grain crops such as corn, wheat, soybeans and rice	3%	3%	4%
Application Equipment	•	Self-propelled, three- and four-wheeled vehicles and related equipment; for use in the application of liquid and dry fertilizers and crop protection chemicals both prior to planting crops (“pre-emergence”) and after crops emerge from the ground (“post-emergence”)	3%	3%	3%
____________________________________
(1) The summation of these individual percentages does not total due to rounding.

Smart Farming Technologies

We offer smart solutions to the farmer to optimize farming performance while improving ease of use. Our strategy is based upon an open approach to data management leveraging existing solutions offered by partnering with industry leaders while integrating AGCO products and innovation. These smart farming technologies are based on connectivity, automation and digitalization and include satellite-based steering, field data collection, product self-adjustment, yield-mapping and telemetry-based fleet management systems. Our Fuse® and other smart-farming technologies support our products, brands and the aftermarket with a comprehensive and customizable suite of solutions, enabling farmers to make individual, data based decisions in order to reduce costs and maximize efficiency, yields and profitability of their farms. A significant number of these technologies are developed by third parties and are integrated into our products. We believe that these products and related devices are highly valued by professional farmers globally and are integral to the current and future growth of our equipment sales and revenues.

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

In some countries, we utilize associates and licensees to provide a distribution channel for our products and a source of low-cost production for certain Massey Ferguson and Valtra products. Associates are entities in which we have an ownership interest, most notably in India. Licensees are entities in which we have no ownership interest. An associate or licensee generally has the exclusive right to produce and sell Massey Ferguson or Valtra equipment in its licensed territory under these tradenames, but may not sell these products outside the licensed territory. We generally license certain technology to these associates and licensees, and we may sell them certain components used in local manufacturing operations.

	Independent Dealers and Distributors	Percent of Net Sales
Geographical Region	2019	2019	2018(1)	2017
Europe	770	58%	57%	53%
North America	1,875	24%	23%	23%
South America	250	9%	10%	13%
Rest of World (2)	380	9%	9%	11%
____________________________________
(1) The summation of these individual percentages does not total due to rounding.
(2) Consists of approximately 60 countries in Africa, the Middle East, Australia and Asia.

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

Manufacturing and Suppliers

Manufacturing and Assembly

We manufacture and assemble our products in 45 locations worldwide, including four locations where we operate joint ventures. Our locations are intended to optimize capacity, technology or local costs. Furthermore, we continue to balance our manufacturing resources with externally-sourced machinery, components and/or replacement parts to enable us to better control costs, inventory levels and our supply of components. We believe that our manufacturing facilities are sufficient to meet our needs for the foreseeable future. Refer to Item 2, “Properties,” where a listing of our principal manufacturing locations is presented.

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

We purchase some fully-manufactured tractors from Tractors and Farm Equipment Limited (“TAFE”), Carraro S.p.A. and Iseki & Company, Limited. We also purchase other tractors, implements and hay and forage equipment from various third-party suppliers. Refer to Note 14 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for further discussion of our relationship with TAFE.

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

Seasonality

Generally, retail sales by dealers to farmers are highly seasonal and largely are a function of the timing of the planting and harvesting seasons. To the extent possible, we attempt to ship products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal retail demands on our manufacturing operations and to minimize our investment in inventory. Our financing requirements are subject to variations due to seasonal changes in working capital levels, which typically increase in the first half of the year and then decrease in the second half of the year. The fourth quarter is also typically a period for higher retail sales because of our customers’ year-end tax planning considerations, the increase in the availability of funds from completed harvests and the timing of dealer incentives.

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

Wholesale Financing

Primarily in the United States and Canada, we engage in the standard industry practice of providing dealers with floor plan payment terms for their inventories of farm equipment for extended periods, generally through our AGCO Finance joint ventures. The terms of our wholesale finance agreements with our dealers vary by region and product line, with fixed payment schedules on all sales, generally ranging from one to 12 months. In the United States and Canada, dealers typically are not required to make an initial down payment, and our terms allow for an interest-free period generally ranging from one to 12 months, depending on the product. Amounts due from sales to dealers in the United States and Canada are immediately due upon a retail sale of the underlying equipment by the dealer, with the exception of sales of grain storage and protein production systems, as discussed further below. If not previously paid by the dealer, installment payments generally are required beginning after the interest-free period with the remaining outstanding equipment balance generally due within 12 months after shipment. In limited circumstances, we provide sales terms, and in some cases, interest-free periods that are longer than 12 months for certain products. These typically are specified programs, predominantly in the United States and Canada, where interest is charged after a period of up to 24 months, depending on various factors including dealers' sales volumes during the preceding year. We also provide financing to dealers on used equipment accepted in trade. We generally obtain a security interest in the new and used equipment we finance.

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

We have accounts receivable sales agreements that permit transferring, on an ongoing basis, a majority of our wholesale receivables in North America, Europe and Brazil to our AGCO Finance joint ventures in the United States, Canada, Europe and Brazil. Upon transfer, the wholesale receivables maintain standard payment terms, including required regular principal payments on amounts outstanding and interest charges at market rates. Qualified dealers may obtain additional financing through our U.S., Canadian, European and Brazilian finance joint ventures at the joint ventures’ discretion. In addition, our AGCO Finance joint ventures may provide wholesale financing directly to dealers in Europe, Brazil and Australia.

Retail Financing

Our AGCO Finance joint ventures offer financing to most of the end users of our products. Besides contributing to our overall profitability, the AGCO Finance joint ventures enhance our sales efforts by tailoring retail finance programs to prevailing market conditions. Our finance joint ventures are located in the United States, Canada, Europe, Brazil, Argentina and Australia and are owned by AGCO and by a wholly-owned subsidiary of Rabobank. Refer to “Finance Joint Ventures” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information.

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

Environmental Matters and Regulation

We are subject to environmental laws and regulations concerning emissions to the air, discharges of processed or other types of wastewater, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws and regulations are constantly changing, and the effects that they may have on us in the future are impossible to accurately predict. It is our policy to comply with all applicable environmental, health and safety laws and regulations. We believe that any expense or liability we may incur in connection with noncompliance with laws or regulations or the cleanup of any of our properties will not have a materially adverse effect on us.

The engines manufactured by our AGCO Power engine division, which specializes in the manufacturing of non-road engines in the 75 to 600 horsepower range, currently comply with emissions standards and related requirements set by European, Brazilian and U.S. regulatory authorities, including both the United States Environmental Protection Agency and various state authorities. We expect to meet future emissions requirements through the introduction of new technology to our engines and exhaust after-treatment systems, as necessary. In some markets, such as the United States, we must obtain governmental environmental approvals in order to import our products, and these approvals can be difficult or time-consuming to obtain or may not be obtainable at all. For example, our AGCO Power engine division and our engine suppliers are subject to air quality standards, and production at our facilities could be impaired if AGCO Power and these suppliers are unable to timely respond to any changes in environmental laws and regulations affecting engine emissions, including the emissions of greenhouse gases (“GHG”). Compliance with environmental and safety regulations has added, and will continue to add, to the cost of our products and increase the capital-intensive nature of our business.

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

We have manufacturing facilities or other physical presence in approximately 33 countries and sell our products in approximately 140 countries. This subjects us to a range of trade, product, foreign exchange, employment, tax and other laws and regulations, in addition to the environmental regulations discussed previously, in a significant number of jurisdictions. Many jurisdictions and a variety of laws regulate the contractual relationships with our dealers. These laws impose substantive standards on the relationships between us and our dealers, including events of default, grounds for termination, non-renewal of dealer contracts and equipment repurchase requirements. Such laws could adversely affect our ability to terminate our dealers.

In addition, each of the jurisdictions within which we operate or sell products has an important interest in the success of its agricultural industry and the consistency of the availability of reasonably priced food sources. These interests result in active political involvement in the agricultural industry, which, in turn, can impact our business in a variety of ways.

Corporate Social Responsibility

For AGCO, corporate social responsibility is a core business imperative that underlies our strategy to build a more valuable enterprise through long-term economic, social and environmental sustainability in support of our key stakeholders and AGCO communities. This aligns with our vision to provide high-tech solutions for farmers feeding the world. To achieve that vision, we seek opportunities in every aspect of the AGCO agricultural value chain to address many of today’s most significant challenges, including food security, farmer livelihood and resource efficiency. We see efficiency as key to sustainable agriculture and achieving the United Nations Sustainable Development Goals related to minimizing the environmental impact of farming and ending hunger.

Our products and processes address significant long-term issues, including (1) the reduction of fuel (carbon) usage and related emissions in connection with the engines contained in the equipment that we manufacture, (2) the minimization of other inputs used by farmers, e.g., seeds, fertilizer, pesticide, and water, through smart farming technology and equipment, (3)

improved crop storage and animal welfare, and (4) the reduction in our consumption of natural resources in the production of the equipment that we manufacture. For example, for U.S. equipment, our engines now are Tier 4 compliant and, in Europe, they now are Stage V compliant; in both cases representing meaningful reductions in fuel usage and greenhouse gases in our two largest markets. In addition, our sprayer equipment is equipped with variable rate technology, nozzle controls and positioning systems that allow farmers to precisely apply nutrients and chemicals which result in overall reduced chemical and fertilizer usage.

Our efforts include the AGCO Future Farm and training center in Zambia, which teaches farmers how to farm more sustainably, with focused efficiency, while preserving soil health and reducing post-harvest loss. Additionally, our AGCO Agriculture Foundation, initiated by AGCO in 2018, is a private foundation with the vision to prevent and relief hunger. The foundation initiates impactful programs that support food security, foster sustainable agricultural development and build needed agricultural infrastructure in marginalized farming communities. We launched the AGCO Agriculture Foundation to focus our philanthropy on building needed agricultural infrastructure to help feed the world sustainably and equitably.

Employees

As of December 31, 2019, we employed approximately 21,000 employees, including approximately 4,650 employees in the United States and Canada. A majority of our employees at our manufacturing facilities, both domestic and international, are represented by collective bargaining agreements and union contracts with terms that expire on varying dates. We currently do not expect any significant difficulties in renewing these agreements.

Available Information
Our Internet address is www.agcocorp.com. We make the following reports filed by us available, free of charge, on our website under the heading “SEC Filings” in our website’s “Investors” section:

•	annual reports on Form 10-K;

•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K;

•	proxy statements for the annual meetings of stockholders; and

•	reports on Form SD.

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

Item 1A.    Risk Factors

We make forward-looking statements in this report, in other materials we file with the SEC, on our website, or otherwise release to the public. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Statements, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” concerning our future operations, prospects, strategies, products, manufacturing facilities, legal proceedings, financial condition, financial performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs or expectations, net sales, industry conditions, currency translation impacts, market demand, farm incomes, weather conditions, commodity prices, general economic conditions, availability of financing, working capital, capital expenditures, debt service requirements, margins, production volumes, cost reduction initiatives, investments in product development, compliance with financial covenants, support from lenders, recovery of amounts under guarantee, uncertain income tax provisions, funding of our pension and postretirement benefit plans, or realization of net deferred tax assets, are forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, among others, those set forth below and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, or likely to become material, that could cause actual results to differ materially from our expectations.

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

Our financial results depend entirely upon the agricultural industry, and factors that adversely affect the agricultural industry generally, including declines in the general economy, increases in farm input costs, weather conditions and lower commodity prices, will adversely affect us.

Our success depends entirely on the vitality of the agricultural industry. Historically, the agricultural industry has been cyclical and subject to a variety of economic and other factors. Sales of agricultural equipment, in turn, also are cyclical and generally reflect the economic health of the agricultural industry. The economic health of the agricultural industry is affected by numerous factors, including farm income, farm input costs, land values and debt levels, all of which are influenced by levels of commodity prices, acreage planted, crop yields, agricultural product demand (including crops used as renewable energy sources), government policies and government subsidies. The economic health also is influenced by general economic conditions, interest rate and exchange rate levels, and the availability of financing for retail customers, including financing subsidies to farmers, which can be significant in countries such as Brazil. Trends in the agricultural industry, such as farm consolidations, may affect the agricultural equipment market. In addition, weather conditions, such as floods, heat waves or droughts, and pervasive livestock or crop diseases affect farmers’ buying decisions. Downturns in the agricultural industry due to these or other factors, which could vary by market, can result in decreases in demand for agricultural equipment, which would adversely affect our performance. Moreover, the unpredictable nature of many of these factors and the resulting volatility in demand make it difficult for us to accurately predict sales and optimize production. This, in turn, can result in higher costs, including inventory carrying costs and underutilized manufacturing capacity. During previous downturns in the agricultural industry, we experienced significant and prolonged declines in our performance, and we expect our business to remain subject to similar market fluctuations in the future.

The agricultural equipment industry is highly seasonal, and seasonal fluctuations significantly impact our performance.

The agricultural equipment business is highly seasonal, which causes our quarterly results and our cash flow to fluctuate during the year. Farmers generally purchase agricultural equipment in the Spring and Fall in conjunction with the major planting and harvesting seasons. In addition, the fourth quarter typically is a significant period for retail sales because of year-end tax planning considerations, the increase in availability of funds from completed harvests, and the timing of dealer incentives. Our net sales and income from operations historically have been the lowest in the first quarter and have increased in subsequent quarters as dealers anticipate increased retail sales in subsequent quarters.

Most of our sales depend on the availability of financing to retail customers, and any disruption in their ability to obtain financing, whether due to economic downturns or otherwise, will result in the sale of fewer products by us. In addition, the collectability of receivables that are created from our sales, as well as from such retail financing, is critical to our business.

Most retail sales of our products are financed, either by our AGCO Finance joint ventures or by a bank or other private lender. The AGCO Finance joint ventures, which are controlled by Rabobank and are dependent upon Rabobank for financing as well, finance approximately 40% to 50% of the retail sales of our tractors and combines in the markets where the joint ventures operate. Any difficulty by Rabobank in continuing to provide that financing, or any business decision by Rabobank as the controlling member not to fund the business or particular aspects of it (for example, a particular country or region), would require the joint ventures to find other sources of financing (which may be difficult to obtain) or would require us to find other sources of retail financing for our dealers and their retail customers, or our dealers and their retail customers would be required to utilize other retail financing providers. In an economic downturn, we expect that financing for capital equipment purchases generally would become more difficult or more expensive to obtain. To the extent that financing is not available, or available only at unattractive prices, our sales would be negatively impacted.

Both AGCO and our AGCO Finance joint ventures have substantial accounts receivable from dealers and retail customers, and we both are adversely impacted when the collectability of these receivables is not consistent with historical experience. This collectability is dependent on the financial strength of the agricultural industry, which in turn is dependent upon the factors discussed elsewhere in this “Risk Factors” section. In addition, the AGCO Finance joint ventures may project estimated credit losses that exceed expectations and adversely affect their financial condition and results of operations. The finance joint ventures lease equipment as well and also may experience residual value losses that exceed expectations caused by lower pricing for used equipment and higher than expected returns at lease maturity. To the extent that defaults and losses are higher than expected, our equity in the net earnings of the finance joint ventures would be less, or there could be losses, which could materially impact our performance.

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

Our long-term strategy includes establishing a greater manufacturing and supply-chain and/or marketing presence in emerging markets such as India, China and Africa. As we progress with these efforts, it will involve a significant investment of capital and other resources and entail various risks. These include risks attendant to obtaining necessary governmental approvals and the construction of facilities in a timely manner and within cost estimates, the establishment of supply channels, the commencement of efficient manufacturing operations, and, ultimately, the acceptance of the products by retail customers. While we expect the expansion to be successful, should we encounter difficulties involving these or similar factors, it may not be as successful as we anticipate.

We face significant competition, and, if we are unable to compete successfully against other agricultural equipment manufacturers, we will lose dealers and their retail customers and our net sales and profitability will decline.

The agricultural equipment business is highly competitive, particularly in our major markets. Our two key competitors, Deere & Company and CNH Industrial N.V., are substantially larger than we are and have greater financial and other resources. In addition, in some markets, we compete with smaller regional competitors with significant market share in a single country or group of countries. Our competitors may substantially increase the resources devoted to the development and marketing, including discounting, of products that compete with our products, which would necessitate our making similar expenditures. In addition, competitive pressures in the agricultural equipment business may affect the market prices of new and used equipment, which, in turn, may adversely affect our performance.

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

The rationalization of our manufacturing facilities has at times resulted in, and similar rationalizations or restructurings in the future may result in, temporary constraints upon our ability to produce the quantity of products necessary to fill orders and thereby complete sales in a timely manner. In addition, system upgrades at our manufacturing facilities that impact ordering, production scheduling, manufacturing and other related processes are complex, and could impact or delay production. A prolonged delay in our ability to fill orders on a timely basis could affect customer demand for our products and increase the size of our product inventories, causing future reductions in our manufacturing schedules and adversely affecting our performance. Moreover, our continuous development and production of new products often involve the retooling of existing manufacturing facilities. This retooling may limit our production capacity at certain times in the future, which could adversely affect our performance. In addition, the expansion and reconfiguration of existing manufacturing facilities, as well as the start-up of new manufacturing operations in emerging markets, such as China and Russia, could increase the risk of production delays, as well as require significant investments.

Our business will be adversely impacted if the coronavirus outbreak spreads widely or otherwise impacts our manufacturing and supply chain or demand for our products

The extent that the coronavirus outbreak will spread widely and its impact on our results will depend on future developments, which are highly uncertain and unpredictable. We have factories and suppliers in China and Italy, where the early outbreaks have been significant and where production of our products could be directly impacted by actions taken to contain the virus. The virus could spread to areas in other countries where we have other factories and suppliers. In response to intensifying efforts to contain the spread of this coronavirus, we have limited travel by our employees and stopped travel by our employees to certain countries. In addition, our factories are dependent upon parts and components manufactured by others, and to the extent that our suppliers are impacted by the virus it likely will reduce the availability, or result in delays, of parts and components to us, which in turn could interrupt our ability to produce and sell completed products. Recently there have been circumstances of freight channels being interrupted and increases in the freight prices, which also could impact our business. While we do not anticipate a significant impact upon demand for our products, in the event that the virus spreads widely, or there are negative impacts to economic conditions and resulting farmer confidence, there could be a reduction in market demand or delays in sales.

We depend on suppliers for components, parts and raw materials for our products, and any failure by our suppliers to provide products as needed, or by us to promptly address supplier issues, will adversely impact our ability to timely and efficiently manufacture and sell products. We also are subject to raw material price fluctuations, which can adversely affect our manufacturing costs.

Our products include components and parts manufactured by others. As a result, our ability to timely and efficiently manufacture existing products, to introduce new products and to shift manufacturing of products from one facility to another depends on the quality of these components and parts and the timeliness of their delivery to our facilities. At any particular time, we depend on numerous suppliers, and the failure by one or more of our suppliers to perform as needed will result in fewer products being manufactured, shipped and sold. If the quality of the components or parts provided by our suppliers is less than required and we do not recognize that failure prior to the shipment of our products, we will incur higher warranty costs. The timely supply of component parts for our products also depends on our ability to manage our relationships with suppliers, to identify and replace suppliers that fail to meet our schedules or quality standards, and to monitor the flow of components and accurately project our needs. The shift from our existing suppliers to new suppliers, including suppliers in emerging markets, also may impact the quality and efficiency of our manufacturing capabilities, as well as warranty costs.

Changes in the availability and prices of certain raw materials, components and parts could result in production disruptions or increased costs and lower profits on the sale of our products. Changes in the availability and price of these raw materials, components and parts, which have fluctuated significantly in the past and are more likely to fluctuate during times of economic volatility, as well as regulatory instability or change in tariffs, can significantly increase the costs of production. This, in turn, could have a material negative effect on performance, particularly if, due to pricing considerations or other factors, we are unable to recover the increased costs through pricing from our dealers.

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

A majority of our sales are derived from sales outside the United States. The foreign countries in which our sales are the greatest are Germany, France, Brazil, the United Kingdom, Finland and Canada. We have significant manufacturing operations in France, Germany, Brazil, Italy and Finland, and we have established manufacturing operations in emerging markets, such as China. Many of our sales involve products that are manufactured in one country and sold in a different country, and, therefore, our performance can be adversely affected by adverse changes, in either the country of origin or the country of destination, in the factors discussed elsewhere in this "Risk Factors" section, particularly the factors that impact the delivered cost of our products. Our business practices in these foreign countries generally must comply with U.S. law, including limitations on where and to whom we may sell products and the Foreign Corrupt Practices Act (“FCPA”). We have a compliance program in place designed to reduce the likelihood of potential violations of these laws, but it is difficult to identify and prevent violations. Significant violations could subject us to fines and other penalties as well as increased compliance costs. Some of our international operations also are, or might become, subject to various risks that are not present in domestic operations, including restrictions on dividends and the repatriation of funds. Foreign developing markets may present special risks, such as unavailability of financing, inflation, slow economic growth, price controls and difficulties in complying with U.S. regulations.

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

The health of the agricultural industry and the ability of our international dealers and retail customers to operate their businesses, in general, are affected by domestic and foreign government programs that provide economic support to farmers. As a result, farm income levels and the ability of farmers to obtain advantageous financing and other protections would be reduced to the extent that any such programs are curtailed or eliminated. Any such reductions likely would result in a decrease in demand for agricultural equipment. For example, a decrease or elimination of current price protections for commodities or of subsidy payments for farmers in the European Union, the United States, Brazil or elsewhere in South America would negatively impact the operations of farmers in those regions, and, as a result, our sales may decline if these farmers delay, reduce or cancel purchases of our products. In emerging markets, some of these (and other) risks can be greater than they might be elsewhere. In addition, in some cases, the financing provided by the AGCO Finance joint ventures or by others is supported by a government subsidy or guarantee. The programs under which those subsidies and guarantees are provided generally are of limited duration and subject to renewal and contain various caps and other limitations. In some markets, for example Brazil, this support is quite significant. In the event the governments that provide this support elect not to renew these programs, and were financing not available on reasonable terms, whether through our joint ventures or otherwise, our performance would be negatively impacted.

As a result of the multinational nature of our business and the acquisitions that we have made over time, our corporate and tax structures are complex, with a significant portion of our operations being held through foreign holding companies. As a result, it can be inefficient, from a tax perspective, for us to repatriate or otherwise transfer funds, and we may be subject to taxation from multiple tax jurisdictions. In addition, we must comply with a greater level of tax-related regulation and reviews by multiple governmental units than would companies with a more simplified structure. Our foreign and U.S. operations also routinely sell products to, and license technology to other operations of ours. The pricing of these intra-company transactions is subject to regulation and review as well. While we make every effort to comply with all applicable tax laws, audits and other reviews by governmental units could result in our being required to pay additional taxes, interest and penalties.

Brexit and political uncertainty in the United Kingdom and the European Union could disrupt our operations and adversely affect our performance.

We have significant operations in the United Kingdom. The United Kingdom withdrew from the European Union on January 31, 2020 and is now in a period of transition which currently is stated to continue until the end of 2020. The transitional period maintains all existing trading arrangements. The current rules on trade, travel, and business for the United Kingdom and the European Union will continue to apply through the transitional period during which time the United Kingdom and the European Union will negotiate future trading arrangements. Uncertainty related to the withdrawal of the United Kingdom from the European Union, and the outcome of the negotiations related to future trade and other arrangements, may reduce demand for our products and services and may increase the costs and difficulty of doing business in the United Kingdom and the European Union.

Brexit also may result in significant changes in the British regulatory environment, which likely would increase our compliance costs. We may find it more difficult to conduct business in the United Kingdom and the European Union, as Brexit may result in increased regulatory complexity and increased restrictions on the movement of capital, goods and personnel. Depending on the outcome of negotiations between the United Kingdom and the European Union regarding the terms of Brexit, we may decide to relocate or otherwise alter certain of our European or United Kingdom operations to respond to the new business, legal, regulatory, tax and trade environments. Brexit may adversely affect our relationships with our dealers and their retail customers, suppliers and employees and our performance could be adversely affected.

We can experience substantial and sustained volatility with respect to currency exchange rates and interest rates, which can adversely affect our reported results of operations and the competitiveness of our products.

We conduct operations in a variety of currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. We also are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we denominate sales and to risks associated with translating the financial statements of our foreign subsidiaries from local currencies into United States dollars. Similarly, changes in interest rates affect us by increasing or decreasing borrowing costs and finance income. Our most significant transactional foreign currency exposures are the Euro, the Brazilian real and the Canadian dollar in relation to the United States dollar, and the Euro in relation to the British pound. Where naturally offsetting currency positions do not occur, we attempt to manage these risks by economically hedging some, but not necessarily all, of our exposures through the use of foreign currency forward exchange or option contracts. As with all hedging instruments, there are risks associated with the use of foreign currency forward exchange or option contracts, interest rate swap agreements and other risk management contracts. While the use of such hedging instruments provides us with protection for a finite period of time from certain fluctuations in currency exchange and interest rates, when we hedge we forego part or all the benefits that might result from favorable fluctuations in currency exchange and interest rates. In addition, any default by the counterparties to these transactions could adversely affect us. Despite our use of economic hedging transactions, currency exchange rate or interest rate fluctuations may adversely affect our performance.

In July 2017, the Financial Conduct Authority in the UK, the governing body responsible for regulating the London Interbank Offered Rate (“LIBOR”), announced that it no longer will compel or persuade financial institutions and panel banks to make LIBOR submissions after 2021. This decision is expected to result in the end of the use of LIBOR as a reference rate for commercial loans and other indebtedness. We have both LIBOR-denominated and EURIBOR-denominated indebtedness or derivative instruments. The transition to alternatives to LIBOR could be modestly disruptive to the credit markets, and while we do not believe that the impact would be material to us, we do not have insight into what the impacts might be. In the event that LIBOR is no longer published, interest on our credit facility will be calculated based upon a base rate, as defined in the facility agreement. Our credit facility also provides for an expedited amendment process once a replacement for LIBOR is established.

We are subject to extensive environmental laws and regulations, including increasingly stringent engine emissions standards, and our compliance with, or our failure to comply with, existing or future laws and regulations could delay production of our products or otherwise adversely affect our business.

We are subject to increasingly stringent environmental laws and regulations in the countries in which we operate. These regulations govern, among other things, emissions into the air, discharges into water, the use, handling and disposal of hazardous substances, waste disposal and the prevention and remediation of soil and groundwater contamination. Our costs of complying with these or any other current or future environmental regulations may be significant. For example, several countries have adopted more stringent environmental regulations regarding emissions into the air, and it is possible that new emissions-related legislation or regulations will be adopted in connection with concerns regarding GHG. The regulation of GHG emissions from certain stationary or mobile sources could result in additional costs to us in the form of taxes or emission allowances, facilities improvements and energy costs, which would increase our operating costs through higher utility and transportation expenses and costs of materials. Increased input costs, such as fuel and fertilizer, and compliance-related costs also could impact retail customer operations and demand for our equipment. Because the impact of any future GHG legislative, regulatory or product standard requirements on our global businesses and products is dependent on the timing and design of mandates or standards, we are unable to predict its potential impact at this time.

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

In addition, the products that we manufacture or sell, particularly engines, are subject to increasingly stringent environmental regulations, including those that limit GHG emissions. As a result, on an ongoing basis we incur significant engineering expenses and capital expenditures to modify our products to comply with these regulations. Further, we may experience production delays if we or our suppliers are unable to design and manufacture components for our products that comply with environmental standards. For instance, as we are required to meet more stringent engine emission reduction standards that are applicable to engines we manufacture or incorporate into our products, we expect to meet these requirements through the introduction of new technology to our products, engines and exhaust after-treatment systems, as necessary. Failure to meet applicable requirements could materially affect our business and results of operations.

We are subject to SEC disclosure obligations relating to “conflict minerals” (columbite-tantalite, cassiterite (tin), wolframite (tungsten) and gold) that are sourced from the Democratic Republic of Congo or adjacent countries. Complying with these requirements has and will require us to incur additional costs, including the costs to determine the sources of any conflict minerals used in our products and to modify our processes or products, if required. As a result, we may choose to modify the sourcing, supply and pricing of materials in our products. In addition, we may face reputational and regulatory risks if the information that we receive from our suppliers is inaccurate or inadequate, or our process for obtaining that information does not fulfill the SEC’s requirements. We have a formal policy with respect to the use of conflict minerals in our products that is intended to minimize, if not eliminate, conflict minerals sourced from the covered countries to the extent that we are unable to document that they have been obtained from conflict-free sources.

Our labor force is heavily unionized, and our obligations under collective bargaining agreements and labor laws subject us to the risks of work interruption or stoppage and could cause our costs to be higher.

Most of our employees, most notably at our manufacturing facilities, are subject to collective bargaining agreements and union contracts with terms that expire on varying dates. Several of our collective bargaining agreements and union contracts are of limited duration and, therefore, must be re-negotiated frequently. As a result, we are at greater risk of work interruptions or stoppages than non-unionized companies, and any work interruption or stoppage could significantly impact the volume of products we have available for sale. In addition, collective bargaining agreements, union contracts and labor laws may impair our ability to streamline existing manufacturing facilities, restructure our business or otherwise reduce our labor costs because of limitations on personnel and salary changes and similar restrictions.

We have significant pension and retiree healthcare obligations with respect to our employees, and our cash flow available for other purposes may be adversely affected in the event that payments became due under any pension plans that are unfunded or underfunded. Declines in the market value of the securities used to fund these obligations will result in increased pension expense in future periods.

A portion of our active and retired employees participate in defined benefit pension and retiree healthcare plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable plans. To the extent that our obligations are unfunded or underfunded, we will have to use cash flow from operations and other sources to fulfill our obligations either as they become due or over some shorter funding period. In addition, since the assets that we already have provided to fund these obligations are invested in debt instruments and other securities, the value of these assets varies due to market factors. Historically, these fluctuations have been significant and sometimes adverse, and there can be no assurances that they will not be significant or adverse in the future. Similarly the amount of our obligations varies depending upon mortality assumptions, discount rates, salary growth, retirement rates and ages, inflation, changes in health care costs and similar factors. We also are subject to laws and regulations governing the administration of our plans in certain countries, and the specific provisions, benefit formulas and related interpretations of such laws, regulations and provisions can be complex. Failure to properly administer the provisions of our plans and comply with applicable laws and regulations could have an adverse impact to our results of operations. As of December 31, 2019, we had substantial unfunded or underfunded obligations related to our pension and other postretirement health care benefits. See the notes to our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for more information regarding our unfunded or underfunded obligations.

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

If any event of default were to occur, our lenders could, among other things, declare outstanding amounts due and payable, and our cash may become restricted. In addition, an event of default or declaration of acceleration under our credit facility or certain other debt agreements also could result in an event of default under our other financing agreements.

Our substantial indebtedness could have other important adverse consequences such as:

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the agricultural industry;

•	restricting us from being able to introduce new products or pursuing business opportunities;

•	placing us at a competitive disadvantage compared to our competitors that may have less indebtedness; and

•
limiting, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds, repurchase shares, pay cash dividends or engage in or enter into certain transactions.

Our business increasingly is subject to regulations relating to privacy and data protection, and if we violate any of those regulations we could be subject to significant claims, penalties and damages.

Increasingly, the United States, the European Union, Brazil and other governmental entities are imposing regulations designed to protect the collection, maintenance and transfer of personal information. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”) that imposed stringent data protection requirements and greater penalties for non-compliance beginning in May 2018. The GDPR also protects a broader set of personal information than traditionally has been protected in the United States and provides for a right of “erasure.” Other regulations govern the collection and transfer of financial data and data security generally. These regulations generally impose penalties in the event of violations. While we attempt to comply with all applicable cybersecurity regulations, their implementation is complex, and, if we are not successful, we may be subject to penalties and claims for damages from regulators and the impacted parties.

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

There have been ongoing discussions and significant changes to United States trade policies, treaties, tariffs and taxes. Although the levels change from period to period, we generally have substantial imports into the United States of products and components that are either produced in our foreign locations or are purchased from foreign suppliers, and also have substantial exports of products and components that we manufacture in the United States. The impact of any changes to current trade, tariff or tax policies relating to imports and exports of goods is dependent on factors such as the treatment of exports as a credit to imports, and the introduction of any tariffs or taxes relating to imports from specific countries. The most significant changes have been the imposition of tariffs by the United States on imports from China and the imposition by China of tariffs on imports from the United States. These trade restrictions include tariffs on the import of agricultural commodities into China, which are critical to our customers. Policies impacting exchange rates and commodity prices or limiting the export of commodities could have a material adverse impact on the international flow of agricultural and other commodities that may result in a corresponding negative impact on the demand for agricultural equipment across the world. Our sales could be negatively impacted by such policies because farm income strongly influences sales of such equipment globally.

In the past, we have had moderate amounts of imports into the U.S. from China. To date, the impact of U.S. import tariffs on China sourced equipment has not been material to us because we have been able to redirect production and employ sourcing alternatives for products previously imported into the U.S. from our China manufacturing facility. In addition, we do not export significant amounts from the United States into China. It is unclear what other changes might be considered or implemented and what response to any such changes may be by the governments of other countries. Any changes that increase the cost of international trade or otherwise impact the global economy, including through the increase in domestic prices for raw materials, could have a material adverse effect on our performance. For example, the United States, Canada and Mexico have renegotiated the North America Free Trade Agreement, and the impacts of the changes brought about by the new agreement, named the United States, Mexico, Canada Agreement (the “USMCA”), are not currently known. We continue to monitor closely the status and implementation of the USMCA.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.        Properties

Our principal manufacturing locations and/or properties as of January 31, 2020, were as follows:

Location	Description of Property	Leased (Sq. Ft.)	Owned (Sq. Ft.)
United States:
Assumption, Illinois	Manufacturing/Sales and Administrative Office		933,900
Batavia, Illinois	Parts Distribution	310,200
Duluth, Georgia	Corporate Headquarters	159,000
Hesston, Kansas	Manufacturing	6,300	1,469,100
Jackson, Minnesota	Manufacturing	51,400	986,400
International:
Beauvais, France(1)	Manufacturing	14,300	2,231,300
Breganze, Italy	Manufacturing	11,800	1,562,000
Ennery, France	Parts Distribution	839,600	360,300
Linnavuori, Finland	Manufacturing	245,400	396,300
Hohenmölsen, Germany	Manufacturing		437,000
Marktoberdorf, Germany	Manufacturing	231,600	1,504,600
Wolfenbüttel, Germany	Manufacturing		546,700
Stockerau, Austria	Manufacturing		160,700
Biatorbagy, Hungary	Manufacturing	287,300
Thisted, Denmark	Manufacturing	133,200	295,300
Suolahti, Finland	Manufacturing/Parts Distribution	97,500	561,400
Canoas, Brazil	Regional Headquarters/Manufacturing	12,900	1,120,000
Mogi das Cruzes, Brazil	Manufacturing		737,400
Santa Rosa, Brazil	Manufacturing		508,900
Changzhou, China	Manufacturing	186,800	767,000
_______________________________________

(1)	Includes our joint venture, GIMA, in which we own a 50% interest.

We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

Item 3.        Legal Proceedings

In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2019, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $32.6 million). The amount ultimately in dispute will be significantly greater because of interest and penalties. We have been advised by our legal and tax advisors that our position with respect to the deductions is allowable under the tax laws of Brazil. We are contesting the disallowance and believe that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

Our common stock is listed on the New York Stock Exchange and trades under the symbol AGCO. As of the close of business on February 24, 2020, the closing stock price was $67.51, and there were 349 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

Performance Graph

The following presentation is a line graph of our cumulative total shareholder return on our common stock on an indexed basis as compared to the cumulative total return of the S&P Mid-Cap 400 Index and a self-constructed peer group (“Peer Group”) for the five years ended December 31, 2019. Our total returns in the graph are not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2014
2015
2016
2017
2018
2019
AGCO Corporation
S&P MidCap 400 Index
Custom Peer Group

	Cumulative Total Return for the Years Ended December 31,
	2014	2015	2016	2017	2018	2019
AGCO Corporation	$100.00	$101.39	$130.61	$162.62	$127.97	$179.20
S&P Midcap 400 Index	100.00	97.82	118.11	137.30	122.08	154.07
Peer Group Index	100.00	77.51	110.42	159.78	135.87	176.12
The total return assumes that dividends were reinvested and is based on a $100 investment on December 31, 2014.
The Peer Group Index is a self-constructed peer group of companies that includes: Caterpillar Inc., CNH Industrial NV, Cummins Inc., Deere & Company, Eaton Corporation Plc., Ingersoll-Rand Plc., Navistar International Corporation, PACCAR Inc., Parker-Hannifin Corporation and Terex Corporation.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(3)
October 1, 2019 through October 31, 2019(1)	84,570	$71.39	84,570	$47.1
November 1, 2019 through November 30, 2019(2)	308,880	$78.70	308,880	$17.1
December 1, 2019 through December 31, 2019(2)	72,291	$78.70	72,291	$300.0
Total	465,741	$74.87	465,741	$300.0
____________________________________

(1)
In August 2019, we entered into an ASR agreement with a third-party financial institution to repurchase $30.0 million of shares of our common stock. The ASR agreement resulted in the initial delivery of our common stock, representing approximately 80% of the shares that was expected to be repurchased in connection with the transaction. In October 2019, the remaining shares were delivered. As reflected in the table above, the average price paid per share for the ASR agreement was the volume-weighted average stock price of our common stock over the term of the ASR agreement. Refer to Note 9 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for a further discussion of this matter.

(2)
In November 2019, we entered into an ASR agreement with a third-party financial institution to repurchase $30.0 million of shares of our common stock. Refer to Note 9 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for a further discussion of this matter.

(3)	The remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $300.0 million, which has no expiration date.

Item 6.          Selected Financial Data

The following tables present our selected consolidated financial data. The data set forth below should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical Consolidated Financial Statements and the related notes. The Consolidated Financial Statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 and the reports thereon are included in Item 8, “Financial Statements and Supplementary Data.” The historical financial data may not be indicative of our future performance.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per share data)
Operating Data:
Net sales	$9,041.4	$9,352.0	$8,306.5	$7,410.5	$7,467.3
Gross profit	1,984.3	1,996.7	1,765.3	1,515.5	1,560.6
Income from operations	348.1	489.0	404.4	287.0	358.6
Net income	122.8	283.7	189.3	160.2	264.0
Net loss (income) attributable to noncontrolling interests	2.4	1.8	(2.9)	(0.1)	2.4
Net income attributable to AGCO Corporation and subsidiaries	$125.2	$285.5	$186.4	$160.1	$266.4
Net income per common share — diluted	$1.63	$3.58	$2.32	$1.96	$3.06
Cash dividends declared and paid per common share	$0.63	$0.60	$0.56	$0.52	$0.48
Weighted average shares outstanding — diluted	77.0	79.7	80.2	81.7	87.1

	As of December 31,
	2019	2018	2017	2016	2015
	(in millions, except number of employees)
Balance Sheet Data:
Cash and cash equivalents	$432.8	$326.1	$367.7	$429.7	$426.7
Total assets	7,759.7	7,626.4	7,971.7	7,168.4	6,497.7
Total long-term debt, excluding current portion and debt issuance costs	1,191.8	1,275.3	1,618.1	1,610.0	925.2
Stockholders’ equity	2,907.0	2,993.5	3,095.3	2,837.2	2,883.3
Other Data:
Number of employees	20,961	21,232	20,462	19,795	19,588

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment, seeding and tillage equipment, implements, and grain storage and protein production systems. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names, including: Challenger®, Fendt®, GSI®, Massey Ferguson® and Valtra®. We distribute most of our products through a combination of approximately 3,275 dealers and distributors as well as associates and licensees. In addition, we provide retail financing through our finance joint ventures with Rabobank.

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

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations:

	Years Ended December 31,
	2019(1)	2018(1)	2017(1)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	78.1	78.6	78.7
Gross profit	21.9	21.4	21.3
Selling, general and administrative expenses	11.5	11.4	11.6
Engineering expenses	3.8	3.8	3.9
Impairment charges	2.0	—	—
Amortization of intangibles	0.7	0.7	0.7
Restructuring expenses	0.1	0.1	0.1
Bad debt expense	0.1	0.1	0.1
Income from operations	3.9	5.3	4.9
Interest expense, net	0.2	0.6	0.5
Other expense, net	0.7	0.8	0.9
Income before income taxes and equity in net earnings of affiliates	2.9	3.9	3.4
Income tax provision	2.0	1.2	1.6
Income before equity in net earnings of affiliates	0.9	2.7	1.8
Equity in net earnings of affiliates	0.5	0.4	0.5
Net income	1.4	3.0	2.3
Net loss (income) attributable to noncontrolling interests	—	—	—
Net income attributable to AGCO Corporation and subsidiaries	1.4%	3.1%	2.2%
___________________________________
(1) Rounding may impact summation of amounts.

2019 Compared to 2018

Net income attributable to AGCO Corporation and subsidiaries for 2019 was $125.2 million, or $1.63 per diluted share, compared to $285.5 million, or $3.58 per diluted share for 2018.

Net sales for 2019 were approximately $9,041.4 million, or 3.3% lower than 2018, primarily due to decreased sales volumes in our South American and Asia/Pacific/African (“APA”) regions and the negative impact of currency translation. Income from operations was $348.1 million in 2019 compared to $489.0 million in 2018. The decrease in income from operations during 2019 was primarily the result of non-cash goodwill and other intangible asset impairment charges recorded during the fourth quarter of 2019 related to our grain storage and protein production systems operations in our Europe/Middle East (“EME”) region. Excluding the impact of $176.6 million of non-cash impairment charges, income from operations during 2019 increased compared to 2018 due to improved gross profit margins, which largely offset the adverse impact of foreign currency translation.

Regionally, income from operations in EME increased by approximately $37.1 million in 2019 compared to 2018, driven primarily by the benefit of higher sales and margin improvement resulting from the impacts of pricing, better factory productivity and a favorable sales mix. In our North American region, income from operations improved by approximately $18.5 million. Increased net sales levels and the benefit of favorable pricing impacts and expense control initiatives contributed to the improvement in the region. In South America, operating losses increased approximately $29.3 million in 2019 compared to 2018. The losses reflect low levels of industry demand and company production, as well as unfavorable cost impacts of newer product technology into our Brazilian factories. Income from operations in our APA region decreased approximately $6.2 million in 2019 compared to 2018, primarily due to lower net sales and production volumes.

Industry Market Conditions

Farm economics remain challenged across the major crop-producing regions, and low commodity prices and international trade tensions continue to weigh on farmer sentiment, resulting in decreased global equipment demand during 2019. In North America, industry unit retail sales of utility and high horsepower tractors for 2019 decreased slightly compared to 2018. Industry unit retail sales of combines for 2019 decreased approximately 6% compared to 2018. A difficult growing season, as well as the uncertainty regarding the outcome of trade negotiations related to agricultural products and delayed market facilitation aid payments in the U.S., all contributed to weak demand in the large farm sector during 2019. In Western Europe, industry unit retail sales of tractors for 2019 declined approximately 2% compared to 2018. Industry unit retail sales of combines for 2019 decreased approximately 18% compared to 2018. Industry demand trended progressively lower throughout 2019 due to the impact of lower wheat and milk prices as well as higher input costs for dairy producers. During 2019, industry sales declines experienced in Italy, the United Kingdom and Germany were partially offset by industry sales growth in France and Finland. In South America, industry unit retail sales of tractors for 2019 dropped approximately 16% compared to 2018. Industry unit retail sales of combines for 2019 decreased approximately 5% compared to 2018. Despite improved grain production in Brazil and Argentina, industry demand was negatively impacted by interruptions in the government subsidized finance program in Brazil and weak economic conditions in Argentina.

Results of Operations

Net sales for 2019 were $9,041.4 million compared to $9,352.0 million for 2018, primarily as a result of sales declines in our South American and APA regions, partially offset by sales growth in our North American and EME regions, on a constant currency basis. The following table sets forth, for the year ended December 31, 2019, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

			Change		Change due to Currency Translation
	2019	2018	$	%	$	%
North America	$2,191.8	$2,180.1	$11.7	0.5%	$(8.5)	(0.4)%
South America	802.2	959.0	(156.8)	(16.4)%	(49.9)	(5.2)%
EME	5,328.8	5,385.1	(56.3)	(1.0)%	(295.0)	(5.5)%
APA	718.6	827.8	(109.2)	(13.2)%	(35.8)	(4.3)%
	$9,041.4	$9,352.0	$(310.6)	(3.3)%	$(389.2)	(4.2)%

Regionally, net sales in North America increased during 2019 compared to 2018, with sales growth driven by a growth in net sales of low horsepower tractors, combines and parts, largely offset by a reduction in sales of protein production equipment and utility tractors. In the EME region, net sales, excluding the negative impact of foreign currency translation, increased during 2019 compared to 2018, primarily due to net sales growth in France, Germany and Italy, partially offset by declines in the United Kingdom and Eastern Europe. Net sales decreased in South America in 2019 compared to 2018, primarily due to weaker industry conditions resulting in sales declines in Brazil and other South American markets as well as the negative impact of foreign currency translation. In the APA region, net sales decreased in 2019 compared to 2018, primarily due to lower sales in China, Southeast Asia and Africa. We estimate that worldwide average price increases were approximately 1.9% and 1.4% in 2019 and 2018, respectively. Consolidated net sales of tractors and combines, which comprised approximately 61% of our net sales in 2019, decreased approximately 3.7% in 2019 compared to 2018. Unit sales of tractors and combines decreased approximately 9.5% during 2019 compared to 2018. The unit sales decrease and the decrease in net sales can differ due to foreign currency translation, pricing and sales mix changes.

The following table sets forth, for the years ended December 31, 2019 and 2018, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations (in millions, except percentages):

	2019		2018
	$	% of Net Sales(1)	$	% of Net Sales
Gross profit	$1,984.3	21.9%	$1,996.7	21.4%
Selling, general and administrative expenses	1,040.3	11.5%	1,069.4	11.4%
Engineering expenses	343.4	3.8%	355.2	3.8%
Impairment charges	176.6	2.0%	—	—%
Amortization of intangibles	61.1	0.7%	64.7	0.7%
Restructuring expenses	9.0	0.1%	12.0	0.1%
Bad debt expense	5.8	0.1%	6.4	0.1%
Income from operations	$348.1	3.9%	$489.0	5.3%
____________________________________
(1) Rounding may impact summation of amounts.

Gross profit as a percentage of net sales increased during 2019 compared to 2018, primarily due to the benefit of pricing in excess of material cost increases, partially offset by the cost impact of lower production levels. Production hours decreased in both North America and South America, while production hours increased in Europe during 2019. Overall, production hours decreased approximately 2% on a global basis during 2019 compared to 2018. We recorded stock compensation expense of approximately $1.7 million and $2.3 million during 2019 and 2018, respectively, within cost of goods sold, as is more fully explained in Note 1 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”

Selling, general and administrative expenses (“SG&A expenses”) and engineering expenses, as a percentage of net sales, were relatively flat during 2019 compared to 2018. We recorded stock compensation expense of approximately $40.0 million and $44.3 million during 2019 and 2018, respectively, within SG&A expenses, as is more fully explained in Note 1 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”

We recorded restructuring expenses of approximately $9.0 million and $12.0 million during 2019 and 2018, respectively. The restructuring expenses primarily related to severance and related costs associated with the rationalization of employee headcount at various manufacturing facilities and administrative offices located in Europe, South America, China, Africa and the United States during 2019, as well as the rationalization of our grain storage and protein production systems operations initiated in the fourth quarter of 2019. In addition, we recorded a loss of approximately $2.1 million within "Restructuring expenses" associated with the sale of our 50% interest in our USC, LLC joint venture. See Note 3 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information.

During the three months ended December 31, 2019, we recorded non-cash goodwill and other intangible asset impairment charges of approximately $173.6 million associated with our grain storage and protein production systems operations in Europe/Middle East, as well as the impairment of long-lived intangible assets of approximately $3.0 million associated with brand and product rationalization within our grain storage and protein production systems operations in North

America. These impairment charges are more fully described in “Critical Accounting Estimates - Goodwill, Other Intangible Assets and Long-Lived Assets” and Note 1 to our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”

Interest expense, net was $19.9 million for 2019 compared to $53.8 million for 2018. The decline was primarily the result of debt extinguishment costs incurred in 2018 associated with debt refinancings completed during 2018 that included the replacement of higher interest-bearing debt with lower interest-bearing debt. During 2018, we repurchased approximately $300.0 million of our outstanding 5 7/8% senior notes. The repurchase resulted in a loss on extinguishment of debt of approximately $24.5 million, including associated fees, offset by approximately $4.7 million of accelerated amortization of a deferred gain related to a terminated interest rate swap instrument associated with the senior notes. In addition, we repaid our outstanding term loan under our former revolving credit and term loan facility. We recorded approximately $0.7 million associated with the write-off of deferred debt issuance costs and a loss of approximately $3.9 million from a terminated interest rate swap instrument related to the term loan.

Other expense, net was $67.1 million in 2019 compared to $74.9 million in 2018. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil, were approximately $42.4 million and $36.0 million in 2019 and 2018, respectively. Other expense, net for 2018 also included higher foreign exchanges losses, primarily associated with the significant devaluation of the Argentine peso.

We recorded an income tax provision of $180.8 million in 2019 compared to $110.9 million in 2018. Our tax provision and effective tax rate are impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes and for losses in jurisdictions where no income tax benefit is recorded. At December 31, 2019 and 2018, we had gross deferred tax assets of $396.0 million and $350.2 million, respectively, including $72.0 million and $74.5 million, respectively, related to net operating loss carryforwards. During 2019, we recognized a one-time income tax gain of approximately $21.8 million associated with the changing of Swiss federal and cantonal tax rates, as well as recognition of a deferred tax asset associated with the estimated value of a tax basis step-up of our Swiss subsidiary's assets. During 2019, we also recorded a non-cash adjustment to establish a valuation allowance against our Brazilian net deferred income tax assets of approximately $53.7 million. At December 31, 2019, we had total valuation allowances as an offset to our gross deferred tax assets of approximately $169.1 million. This valuation allowance included allowances primarily against net operating loss carryforwards in Brazil, China, Hungary, the United Kingdom and the Netherlands, as well as allowances against our net deferred taxes primarily in the U.S. and Brazil. At December 31, 2018, we had total valuation allowances as an offset to the gross deferred tax assets of approximately $83.9 million, primarily related to net operating loss carryforwards in Brazil, China, the United Kingdom and the Netherlands, as well as allowances against our net deferred taxes in the U.S. Realization of the net deferred tax assets as of December 31, 2019 will depend on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized. Refer to Note 6 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for further information.

Equity in net earnings of affiliates, which is primarily comprised of income from our AGCO Finance joint ventures, was $42.5 million in 2019 compared to $34.3 million in 2018, primarily due to higher net earnings from our AGCO Finance joint ventures. See “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations and Note 5 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for further information.

2018 Compared to 2017

A comparison of the results of operations for 2018 versus that of 2017 was included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Quarterly Results

The following table presents unaudited interim operating results. We believe that the following information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our results of operations for the periods presented.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
2019:
Net sales	$1,995.8	$2,422.6	$2,109.4	$2,513.6
Gross profit	456.7	563.9	450.2	513.5
Income (loss) from operations	92.4	199.6	105.9	(49.8)
Net income (loss)	65.7	140.4	6.3	(89.6)
Net (income) loss attributable to noncontrolling interests	(0.6)	0.4	1.3	1.3
Net income (loss) attributable to AGCO Corporation and subsidiaries	65.1	140.8	7.6	(88.3)
Net income (loss) per common share attributable to AGCO Corporation and subsidiaries — diluted	0.84	1.82	0.10	(1.17)
2018:
Net sales	$2,007.5	$2,537.6	$2,214.7	$2,592.2
Gross profit	428.0	556.3	473.7	538.7
Income from operations	50.5	168.1	111.3	159.1
Net income	25.0	90.4	70.7	97.6
Net (income) loss attributable to noncontrolling interests	(0.7)	1.0	0.4	1.1
Net income attributable to AGCO Corporation and subsidiaries	24.3	91.4	71.1	98.7
Net income per common share attributable to AGCO Corporation and subsidiaries — diluted	0.30	1.14	0.89	1.26

AGCO Finance Joint Ventures

Our AGCO Finance joint ventures provide both retail financing and wholesale financing to our dealers in the United States, Canada, Europe, Brazil, Argentina and Australia. The joint ventures are owned by AGCO and by a wholly-owned subsidiary of Rabobank. The majority of the assets of the finance joint ventures consist of finance receivables. The majority of the liabilities consist of notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the finance joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of December 31, 2019, our capital investment in the finance joint ventures, which is included in “Investment in affiliates” on our Consolidated Balance Sheets, was approximately $339.0 million compared to $358.7 million as of December 31, 2018. The total finance portfolio in our finance joint ventures was approximately $9.6 billion and $8.8 billion as of December 31, 2019 and 2018, respectively. The total finance portfolio as of December 31, 2019 and 2018 included approximately $7.7 billion and $7.2 billion, respectively, of retail receivables and $1.9 billion and $1.6 billion, respectively, of wholesale receivables from AGCO dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. During 2019 and 2018, we did not make additional investments in our finance joint ventures. During 2019 and 2018, we received dividends of approximately $40.5 million and $29.4 million, respectively, from certain of our finance joint ventures. Our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Consolidated Statements of Operations, was $41.5 million and $34.7 million for the years ended December 31, 2019 and 2018, respectively, with the increase in earnings primarily due to higher income in our European, Brazilian and U.S. finance joint ventures during 2019 as compared to 2018.

Outlook

Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment are affected by, among other things, changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, commodity prices and general economic conditions.

Our net sales are expected to increase in 2020 compared to 2019, resulting from relatively flat net sales volumes and positive pricing impacts. Gross and operating margins are expected to improve from 2019 levels, reflecting the positive impact of pricing and cost control initiatives. This assumes that the coronavirus outbreak does not significantly impact our business. See, “Risk Factors.”

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

December 31, 2019
1.002% Senior term loan due 2025(1)	$280.2
Senior term loan due 2022(1)	168.1
Credit facility, expires 2023	—
Senior term loans due between 2021 and 2028(1)	736.2
Other long-term debt	12.5
____________________________________
(1) The amounts above are gross of debt issuance costs of an aggregate amount of approximately $2.3 million.

Interest on U.S. dollar borrowings under our credit facility is calculated based upon LIBOR. In the event that LIBOR is no longer published, interest will be calculated based upon a base rate. The credit facility also provides for an expedited amendment process once a replacement for LIBOR is established.

In December 2018, we entered into a term loan agreement with the European Investment Bank (“EIB”), which provided us with the ability to borrow up to €250.0 million. The €250.0 million (or approximately $280.2 million as of December 31, 2019) of funding was received on January 25, 2019 with a maturity date of January 24, 2025. We have the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears. We had an additional term loan with the EIB in the amount of €200.0 million that was entered into in December 2014 and had a maturity date of January 15, 2020. We repaid this €200.0 million (or approximately $220.0 million) term loan in December 2019.

In October 2018, we entered into a term loan agreement with Rabobank in the amount of €150.0 million (or approximately $168.1 million as of December 31, 2019). We have the ability to prepay the term loan before its maturity date on October 28, 2022. Interest is payable on the term loan quarterly in arrears at an annual rate, equal to the EURIBOR plus a margin ranging from 0.875% to 1.875% based on our credit rating.

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

In October 2016, we borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements. These agreements had maturities ranging from October 2019 to October 2026. In October 2019, we repaid an aggregate amount of €56.0 million (or approximately $61.1 million) of these term loans. In August 2018, we borrowed an additional aggregate amount of indebtedness of €338.0 million through a group of another seven related term loan agreements. Proceeds from the borrowings were used to repay borrowings under our former revolving credit facility. The provisions of the term loan agreements are identical in nature with the exception of interest rate terms and maturities. In aggregate, as of

December 31, 2019, we have indebtedness of approximately €657.0 million (or approximately $736.2 million) under a total group of twelve term loan agreements with remaining maturities ranging from August 2021 to August 2028.

We are in compliance with the financial covenants contained in these facilities and expect to continue to maintain such compliance. Should we ever encounter difficulties, our historical relationship with our lenders has been strong and we anticipate their continued long-term support of our business. Refer to Note 7 to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our current facilities, including the financial covenants contained in each debt instrument.

Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of December 31, 2019 and 2018, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.6 billion and $1.4 billion, respectively.

Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements also are without recourse to us. As of December 31, 2019 and 2018, these finance joint ventures had approximately $104.3 million and $82.5 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements also are accounted for as off-balance sheet transactions.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 30.4% at December 31, 2019 compared to 32.8% at December 31, 2018.

Cash Flows

Cash flows provided by operating activities were $695.9 million during 2019 compared to $595.9 million during 2018 and $577.6 million during 2017. The increase during 2019 was primarily due to a source of cash in operating assets and liabilities in 2019 compared to a use of cash in 2018. In addition, we received an increased amount of dividends from our finance joint ventures in 2019 as compared to 2018.

Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $844.6 million in working capital at December 31, 2019, as compared with $770.7 million at December 31, 2018. Accounts receivable and inventories, combined, at December 31, 2019 were $90.2 million higher than at December 31, 2018. Inventories as of December 31, 2019 included stock related to the transition of production to products meeting new emissions standards in Europe. Weaker market conditions in many key markets contributed to lower net sales and resulting higher finished goods inventories as compared to 2018.

Share Repurchase Program

During 2019 and 2018, we repurchased 1,794,256 and 3,120,184 shares of our common stock, respectively, for approximately $130.0 million and $184.3 million, respectively, either through Accelerated Share Repurchase (“ASR”) agreements with financial institutions or through open market transactions. All shares received were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and "Retained Earnings" within our Consolidated Balance Sheets.

In February 2020, we entered into an ASR agreement with a financial institution to repurchase an aggregate of $25.0 million of shares of our common stock. We received approximately 297,000 shares to date in this transaction. Upon settlement of the ASR, we may be entitled to receive additional shares of common stock or, under certain circumstances, be required to remit a settlement amount. We expect that the additional shares will be received by us upon final settlement of our current ASR agreement, which expires during the second quarter of 2020.

Contractual Obligations

The future payments required under our significant contractual obligations, excluding foreign currency option and forward contracts, as of December 31, 2019 are as follows (in millions):

	Payments Due By Period
	Total	2020	2021 to 2022	2023 to 2024	2025 and Beyond
Indebtedness(1)	$1,270.9	$76.8	$468.3	$280.8	$445.0
Interest payments related to indebtedness(2)	57.4	13.9	24.0	13.8	5.7
Capital lease obligations	18.9	4.8	3.9	1.5	8.7
Operating lease obligations	223.0	48.3	72.3	40.8	61.6
Unconditional purchase obligations	127.7	102.1	25.4	0.2	—
Other short-term and long-term obligations(3)	296.0	91.7	105.8	50.9	47.6
Total contractual cash obligations	$1,993.9	$337.6	$699.7	$388.0	$568.6

	Amount of Commitment Expiration Per Period
	Total	2020	2021 to 2022	2023 to 2024	2025 and Beyond
Standby letters of credit and similar instruments	$14.8	$14.8	$—	$—	$—
Guarantees	66.6	44.7	13.0	8.4	0.5
Total commercial commitments and letters of credit	$81.4	$59.5	$13.0	$8.4	$0.5
_______________________________________

(1)	Indebtedness amounts reflect the principal amount of our senior term loan, senior notes and credit facility.

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

Commitments and Off-Balance Sheet Arrangements

Guarantees

We maintain a remarketing agreement with our finance joint venture in the United States, whereby we are obligated to repurchase up to $6.0 million of repossessed equipment each calendar year. We believe any losses that might be incurred on the resale of this equipment will not materially impact our financial position or results of operations, due to the fact that the repurchase obligation would be equivalent to the fair value of the underlying equipment.

At December 31, 2019, we guaranteed indebtedness owed to third parties of approximately $47.6 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate us to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2025. Losses under such guarantees historically have been insignificant. In addition, we generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to offset a substantial portion of the amounts paid. We also have obligations to guarantee indebtedness owed to certain of our finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant and the guarantees are not material. We believe the credit risk associated with all of these guarantees is not material to our financial position or results of operations.

In addition, at December 31, 2019, we had accrued approximately $18.9 million of outstanding guarantees of minimum residual values that may be owed to our finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantee is approximately $26.7 million.

Other

At December 31, 2019, we had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $3,133.0 million. The outstanding contracts as of December 31, 2019 range in maturity through December 2020.

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

Contingencies

We are party to various claims and lawsuits arising in the normal course of business. We closely monitor these claims and lawsuits and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position or results of operations and accrue and/or disclose loss contingencies as appropriate. See Note 12 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” and Item 3, “Legal Proceedings,” for further information.

Related Parties

In the ordinary course of business, the Company engages in transactions with related parties. See Note 14 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for information regarding related party transactions and their impact to our consolidated results of operations and financial position.

Foreign Currency Risk Management

We have significant manufacturing locations in the United States, France, Germany, Finland, Italy, China and Brazil, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in approximately 140 countries throughout the world. The majority of our net sales outside the United States are denominated in the currency of the customer location, with the exception of sales in Middle East, Africa, Asia and parts of South America, where net sales are primarily denominated in British pounds, Euros, or the United States dollar.

We manage our transactional foreign currency exposure by hedging foreign currency cash flow forecasts and commitments arising from the anticipated settlement of receivables and payables and from future purchases and sales. Where naturally offsetting currency positions do not occur, we hedge certain, but not all, of our exposures through the use of foreign currency contracts. Our translation exposure resulting from translating the financial statements of foreign subsidiaries into United States dollars may be partially hedged from time to time. When practical, this translation impact is reduced by financing local operations with local borrowings. Our hedging policy prohibits use of foreign currency contracts for speculative trading purposes.

The total notional value of our foreign currency instruments was $3,133.0 million and $1,462.8 million as of December 31, 2019 and 2018, respectively, inclusive of both those instruments that are designated and qualified for hedge accounting and non-designated derivative instruments. We enter into cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, and we enter into foreign currency contracts to economically hedge receivables and payables on our balance sheets that are denominated in foreign currencies other than the functional currency. In addition, we use derivative and non-derivative instruments to hedge a portion of our net investment in foreign operations against adverse movements in exchange rates. See Note 11 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for further information about our hedging transactions and derivative instruments.

Assuming a 10% change relative to the currency of the hedge contracts, the fair value of the foreign currency instruments could be negatively impacted by approximately $22.3 million as of December 31, 2019. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would largely be offset by losses and gains on the underlying firm commitment or forecasted transaction.

Interest Rate Risk

Our interest expense is, in part, sensitive to the general level of interest rates. We manage our exposure to interest rate risk through our mix of floating rate and fixed rate debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. See Notes 7 and 11 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information about our interest rate swap agreements.

Based on our floating rate debt and our accounts receivable sales facilities outstanding at December 31, 2019, a 10% increase in interest rates, would have increased, collectively, “Interest expense, net” and “Other expense, net” for the year ended December 31, 2019 by approximately $5.6 million.

Recent Accounting Pronouncements

See Note 1 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

Critical Accounting Estimates

We prepare our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles. In the preparation of these financial statements, we make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies followed in the preparation of the financial statements are detailed in Note 1 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.” We believe that our application of the policies discussed below involves significant levels of judgment, estimates and complexity.

Due to the levels of judgment, complexity and period of time over which many of these items are resolved, actual results could differ from those estimated at the time of preparation of the financial statements. Adjustments to these estimates would impact our financial position and future results of operations.

Discount and Sales Incentive Allowances

We provide various volume bonus and sales incentive programs with respect to our products. These sales incentive programs include reductions in invoice prices, reductions in retail financing rates, dealer commissions and dealer incentive allowances. In most cases, incentive programs are established and communicated to our dealers on a quarterly basis. The incentives are paid either at the time of the cash settlement of the receivable (which is generally at the time of retail sale), at the time of retail financing, at the time of warranty registration, or at a subsequent time based on dealer purchase volumes. The incentive programs are product line specific and generally do not vary by dealer. The cost of sales incentives associated with dealer commissions and dealer incentive allowances is estimated based upon the terms of the programs and historical experience, is based on a percentage of the sales price, and estimates for sales incentives are made and recorded at the time of sale for expected incentive programs using the expected value method. These estimates are reassessed each reporting period and are revised in the event of subsequent modifications to incentive programs, as they are communicated to dealers. The related provisions and accruals are made on a product or product-line basis and are monitored for adequacy and revised at least quarterly in the event of subsequent modifications to the programs. Interest rate subsidy payments, which are a reduction in retail financing rates, are recorded in the same manner as dealer commissions and dealer incentive allowances. Volume discounts are estimated and recognized based on historical experience, and related reserves are monitored and adjusted based on actual dealer purchase volumes and the dealers’ progress towards achieving specified cumulative target levels. Estimates of these incentives are based on the terms of the programs and historical experience. All incentive programs are recorded and presented as a reduction of revenue, due to the fact that we do not receive a distinct good or service in exchange for the consideration provided. In the United States and Canada, reserves for incentive programs related to accounts receivable not sold to our U.S. and Canadian finance joint ventures are recorded as “accounts receivable allowances” within our Consolidated Balance Sheets due to the fact that the incentives are paid through a reduction of future cash settlement of the receivable. Globally, reserves for incentive programs that will be paid in cash or credit memos, as is the case with most of our volume discount programs, as well as sales incentives associated with accounts receivable sold to our finance joint ventures, are recorded within “Accrued expenses” within our Consolidated Balance Sheets.

At December 31, 2019, we had recorded an allowance for discounts and sales incentives of approximately $606.1 million that will be paid either through a reduction of future cash settlements of receivables and through credit memos to our dealers or through reductions in retail financing rates paid to our finance joint ventures. If we were to allow an additional 1% of sales incentives and discounts at the time of retail sale for those sales subject to such discount programs, our reserve would increase by approximately $21.0 million as of December 31, 2019. Conversely, if we were to decrease our sales incentives and discounts by 1% at the time of retail sale, our reserve would decrease by approximately $21.0 million as of December 31, 2019.

Deferred Income Taxes and Uncertain Income Tax Positions

We recorded an income tax provision of $180.8 million in 2019 compared to $110.9 million in 2018 and $133.6 million in 2017. Our tax provision and effective tax rate are impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes, and for losses in jurisdictions where no income tax benefit is recorded.

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

Swiss tax reform was enacted during 2019 and eliminates certain preferential tax items as well as implements new tax rates at both the federal and cantonal levels. During the three months ended December 31, 2019, the Company recognized a one-time income tax gain of approximately $21.8 million associated with the changing of Swiss federal and cantonal tax rates as well as recognition of a deferred tax asset associated with the estimated value of a tax basis step-up of our Swiss subsidiary's assets.

On December 22, 2017, the Tax Cuts and Jobs Act (“the 2017 Tax Act”) was enacted in the United States. During the three months ended December 31, 2017, we recorded a tax provision of approximately $42.0 million in accordance with Staff Accounting Bulletin No. 118, which provided SEC Staff guidance for the application of Accounting Standards Codification (“ASC”) 740 “Income Taxes,” in the reporting period in which the 2017 Tax Act was enacted. The $42.0 million tax provision included a provisional income tax charge related to a one-time transition tax associated with the mandatory deemed repatriation of unremitted foreign earnings. The tax provision also included a provisional income tax charge associated with the income tax consequences related to the expected future repatriation of certain underlying foreign earnings, as historically, we have considered them to be permanently reinvested. The remaining balance of the tax provision primarily related to the remeasurement of certain net deferred tax assets using the lower enacted U.S. Corporate tax rate (from 35% to 21%), as well as other miscellaneous related impacts. During the three months ended December 31, 2018, we finalized our calculations related to the 2017 Tax Act and recorded an income tax benefit of approximately $8.4 million.

At December 31, 2019 and 2018, we had gross deferred tax assets of $396.0 million and $350.2 million, respectively, including $72.0 million and $74.5 million, respectively, related to net operating loss carryforwards. At December 31, 2019 and 2018, we had total valuation allowances as an offset to our gross deferred tax assets of $169.1 million and $83.9 million, respectively, which included allowances primarily against net operating loss carryforwards in Brazil, China, Hungary, the United Kingdom and the Netherlands, as well as allowances against our net deferred taxes primarily in the U.S. and Brazil, as previously discussed. Realization of the remaining deferred tax assets as of December 31, 2019 will depend on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

We recognize income tax benefits from uncertain tax positions only when there is a more than 50% likelihood that the tax positions will be sustained upon examination by the taxing authorities based on the technical merits of the positions. As of December 31, 2019 and 2018, we had approximately $210.7 million and $166.1 million, respectively, of gross unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2019 and 2018, we had approximately $51.0 million and $58.5 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2019 and 2018, we had accrued interest and penalties related to unrecognized tax benefits of approximately $28.4 million and $27.2 million, respectively. See Note 6 of our Consolidated Financial Statements for further discussion of our uncertain income tax positions.

Pensions

We sponsor defined benefit pension plans covering certain employees, principally in the United Kingdom, the United States, Germany, Switzerland, Finland, France, Norway and Argentina. Our primary plans cover certain employees in the United States and the United Kingdom.

In the United States, we sponsor a funded, qualified defined benefit pension plan for our salaried employees, as well as a separate funded qualified defined benefit pension plan for our hourly employees. Both plans are closed to new entrants and frozen, and we fund at least the minimum contributions required under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code to both plans. In addition, we maintain an unfunded, nonqualified defined benefit pension plan for certain senior executives, which is our Executive Nonqualified Pension Plan (“ENPP”). The ENPP is also closed to new entrants.

In the United Kingdom, we sponsor a funded defined benefit pension plan that provides an annuity benefit based on participants’ final average earnings and service. Participation in this plan is limited to certain older, longer service employees and existing retirees. This plan is closed to new participants.

See Note 8 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information regarding costs and assumptions for employee retirement benefits.

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

For the years ended December 31, 2019, 2018 and 2017, we used a globally consistent methodology to set the discount rate in the countries where our largest benefit obligations exist. In the United States, the United Kingdom and the Euro Zone, we constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of our benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the portfolio is constructed is consistent. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, in which high-quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy our U.S. pension plans’ projected benefit payments. In the United Kingdom and the Euro Zone, the discount rate is derived using a “yield curve approach,” in which an individual spot rate, or zero coupon bond yield, for each future annual period is developed to discount each future benefit payment and, thereby, determine the present value of all future payments. The Company uses a spot yield curve to determine the discount rate applicable in the United Kingdom to measure the U.K. pension plan’s service cost and interest cost. Under the settlement and yield curve approaches, the discount rate is set to equal the single discount rate that produces the same present value of all future payments.

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

•
The mortality rates for the U.K. defined benefit pension plan was updated in 2019 to reflect the latest expected improvements in the life expectancy of the plan participants. The mortality rates for the U.S. defined benefit pension plans were updated in 2019 to reflect the Society of Actuaries’ most recent findings on the topic of mortality.

•	The fair value of assets used to determine the expected return on assets does not reflect any delayed recognition of asset gains and losses.

The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such periods.

Our U.S. and U.K. defined benefit pension plans, including our ENPP, comprised approximately 86% of our consolidated projected benefit obligation as of December 31, 2019. If the discount rate used to determine the 2019 projected benefit obligation for our U.S. qualified defined benefit pension plans and our ENPP was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $4.8 million at December 31, 2019, and our 2020 pension expense would increase by approximately $0.5 million. If the discount rate used to determine the 2019 projected benefit obligation for our U.S. qualified defined benefit pension plans and our ENPP was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $4.5 million at December 31, 2019, and our 2020 pension expense would decrease by approximately $0.5 million. If the discount rate used to determine the projected benefit obligation for our U.K. defined benefit pension plan was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $25.3 million at December 31, 2019, and our 2020 pension expense would increase by approximately $0.2 million. If the discount rate used to determine the projected benefit obligation for our U.K. defined benefit pension plan was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $23.1 million at December 31, 2019, and our 2020 pension expense would decrease by approximately $0.3 million. In addition, if the expected long-term rate of return on plan assets related to our U.K. defined benefit pension plan was increased or decreased by 25 basis points, our 2020 pension expense would decrease or increase by approximately $1.6 million each, respectively. The impact to our U.S. defined benefit pension plans for a 25-basis-point change in our expected long-term rate of return would decrease or increase our 2020 pension expense by approximately $0.1 million, respectively.

Unrecognized actuarial net losses related to our defined benefit pension plans and ENPP were $362.2 million as of December 31, 2019 compared to $356.7 million as of December 31, 2018. The increase in unrecognized net actuarial losses between years primarily resulted from lower discount rates at December 31, 2019 compared to December 31, 2018. The unrecognized net actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. For some of our defined benefit pension plans, these losses, to the extent they exceed 10% of the greater of the plan’s liabilities or the fair value of assets (“the gain/loss corridor”), will be amortized on a straight-line basis over the periods discussed as follows. For our U.S. salaried, U.S. hourly and U.K. defined benefit pension plans, the population covered is predominantly inactive participants, and losses related to those plans, to the extent they exceed the gain/loss corridor, will be amortized over the average remaining lives of those participants while covered by the respective plan. For our ENPP, the population is predominantly active participants, and losses related to the plan will be amortized over the average future working lifetime of the active participants expected to receive benefits. As of December 31, 2019, the average amortization periods were as follows:

	ENPP	U.S. Plans	U.K. Plan
Average amortization period of losses related to defined benefit pension plans	7 years	15 years	19 years

Unrecognized prior service cost related to our defined benefit pension plans was $22.5 million as of December 31, 2019 compared to $19.5 million as of December 31, 2018. The increase in the unrecognized prior service cost between years is due primarily to a plan amendment related to our ENPP.

As of December 31, 2019, our unfunded or underfunded obligations related to our defined benefit pension plans and ENPP were approximately $206.3 million, primarily related to our defined benefit pension plans in Europe and the United States. In 2019, we contributed approximately $30.6 million towards those obligations, and we expect to fund approximately $33.6 million in 2020. Future funding is dependent upon compliance with local laws and regulations and changes to those laws and regulations in the future, as well as the generation of operating cash flows in the future. We currently have an agreement in place with the trustees of the U.K. defined benefit plan that obligates us to fund approximately £15.3 million per year (or approximately $20.2 million) towards that obligation through December 2021. The funding arrangement is based upon the current funded status and could change in the future as discount rates, local laws and regulations, and other factors change.

See Note 8 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for more information regarding the investment strategy and concentration of risk.

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

Goodwill is evaluated for impairment annually as of October 1 using a qualitative assessment or a quantitative one-step assessment. If we elect to perform a qualitative assessment and determine the fair value of our reporting units more likely than not exceeds their carrying value of net assets, no further evaluation is necessary. For reporting units where we perform a one-step quantitative assessment, we compare the fair value of each reporting unit to its respective carrying value of net assets, including goodwill. If the fair value of the reporting unit exceeds its carrying value of net assets, the goodwill is not considered impaired. If the carrying value of net assets is higher than the fair value of the reporting unit, the impairment charge is the amount by which the carrying value exceeds the reporting unit’s fair value.

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

Our goodwill impairment analysis conducted as of October 1, 2019 indicated that the carrying value of the net assets of our grain storage and protein production systems business in Europe/Middle East was in excess of the fair value of the reporting unit, and therefore, we recorded a non-cash impairment charge of approximately $173.6 million within “Impairment charges” in our Consolidated Statements of Operations. In response to weakening market conditions and resulting operating results, new management was put in place over the grain storage and protein productions systems business, tasked with conducting a full strategic review of the business, including that of the Europe/Middle East reporting unit. That full strategic review was completed in the fourth quarter of 2019, along with revised forecasts to include updated market conditions and strategic operating decisions. This impairment charge was a substantial portion of the reporting unit's goodwill balance as of October 1, 2019.

During the three months ended December 31, 2019, we also recorded a non-cash impairment charge of approximately $3.0 million within “Impairment charges” in our Consolidated Statements of Operations. The impairment charge related to certain long-lived intangible assets associated with our grain storage and protein production systems operations within North America due to the discontinuation of a certain brand name and related products and customers.

Finally, our goodwill impairment analysis conducted as of October 1, 2019 also indicated that the fair value in excess of the carrying value of one of our smaller reporting units was less than 10%, due to deteriorating market conditions for the products it sells. If market conditions and our overall results do not improve, we may incur an impairment charge related to this reporting unit in the future under the one-step process described above. The goodwill associated with this reporting unit as of December 31, 2019 was approximately $20.0 million.

The results of our goodwill and long-lived assets impairment analyses conducted as of October 1, 2018 and 2017 indicated that no reduction in the carrying amount of goodwill and long-lived assets was required.

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

As of December 31, 2019, we had approximately $1,298.3 million of goodwill, after the goodwill impairment charge we recorded during the three months ended December 31, 2019. While our annual impairment testing in 2019 supported the carrying amount of this goodwill, we may be required to re-evaluate the carrying amount in future periods, thus utilizing different assumptions that reflect the then current market conditions and expectations, and, therefore, we could conclude that an impairment has occurred.

Recoverable Indirect Taxes

Our Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from our sales in the Brazilian market. We regularly assesses the recoverability of these tax credits, and establishes reserves when necessary against them, through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from our ongoing operations. We believe that these tax credits, net of established reserves are realizable. Our assessment of realization of these tax assets involves significant judgments on our part, and the conclusions that we reach could vary significantly based upon these judgments. We recorded approximately $142.3 million and $156.0 million, respectively, of VAT tax credits, net of reserves, as of December 31, 2019 and 2018.

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

Item 8.        Financial Statements and Supplementary Data

The following Consolidated Financial Statements of AGCO and its subsidiaries for each of the years in the three-year period ended December 31, 2019 are included in this Item:

The information under the heading “Quarterly Results” of Item 7 of this Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AGCO Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AGCO Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II — Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification 842, Leases.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the reserve and allowance for volume discounts and sales incentive programs in certain geographic regions

As discussed in Note 1 to the consolidated financial statements, the Company provides various volume discount and sales incentive programs with respect to its products. Sales incentive programs include reductions in invoice prices, reduction in retail financial rates, dealer commissions and dealer incentive allowances. Volume discounts and sales incentives are recorded at the time of sale as a reduction of revenue using the expected value method. As of December 31, 2019, the Company had accrued volume discounts and sales incentives of approximately $580.4 million and an allowance for sales incentive discounts of approximately $25.7 million.

We identified the assessment of the reserve and allowance for volume discounts and sales incentive programs in certain geographic regions as a critical audit matter. Auditor judgment was required to evaluate certain assumptions which had a higher degree of measurement uncertainty. Key assumptions included estimated incentive rates, which were the estimated rates at which programs were applied to eligible products, and estimated achievement by dealers of specified cumulative target levels.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s reserve and allowance for volume discounts and sales incentive process, including controls related to the development of the key assumptions. For certain volume discounts and sales incentive programs, we compared the program details to dealer communications and the key assumptions to historical results for similar programs. We assessed the Company’s historical ability to estimate key assumptions by comparing the prior year estimated amounts to actual discounts and sales incentives realized by the customers. We evaluated the Company’s key assumptions by comparing them to actual results, including results of transactions occurring after year-end.

Assessment of gross unrecognized income tax benefits in certain jurisdictions

As discussed in Note 6 to the consolidated financial statements, the Company has recorded a liability for gross unrecognized income tax benefits of approximately $210.7 million as of December 31, 2019. The Company recognizes income tax benefits from uncertain tax positions only when there is a more than 50% likelihood that the tax positions will be sustained upon examination by the taxing authorities based on the technical merits of the positions.

We identified the assessment of gross unrecognized income tax benefits in certain jurisdictions as a critical audit matter. Complex auditor judgment and specialized skills were required in evaluating the Company’s interpretation and application of tax law and the estimate of the amount of tax benefits expected to be realized.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s gross unrecognized income tax benefit process. This included controls related to the Company’s consideration of information that could affect the recognition or measurement of income tax benefits from uncertain tax positions and the interpretation and application of tax laws. We involved tax professionals with specialized skills and knowledge, who assisted in:
•inspecting correspondence and assessments from the taxing authorities;
•evaluating the Company’s interpretation and application of tax laws; and

•	performing an independent assessment of the Company’s tax positions and comparing the results to the Company’s assessment.

Assessment of goodwill impairment for the grain storage and protein production systems Europe/Middle East reporting unit

As discussed in Note 1 to the consolidated financial statements, the Company evaluates goodwill for impairment as of October 1 and when events or circumstances indicate that fair value of a reporting unit may be below its carrying value. The Company performs its goodwill impairment analysis using either a qualitative or a quantitative assessment. Based on the Company’s quantitative analysis of its grain storage and protein production systems Europe/Middle East reporting unit, the Company determined that the carrying value of the reporting unit exceeded its fair value. As a result, the Company recorded the excess as a goodwill impairment charge of approximately $173.6 million.

We identified the assessment of goodwill impairment for the grain storage and protein production systems Europe/Middle East reporting unit as a critical audit matter because a high degree of subjective auditor judgment was required to evaluate the fair value of the reporting unit. The fair value estimation methodology used the following key assumptions for which there was limited observable market information: future cash flows, market multiples, revenue growth rates and discount rate. The determined fair value, which directly impacted the goodwill impairment charge, was sensitive to changes in these key assumptions.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment process, including controls over the key assumptions. We performed sensitivity analyses over the key assumptions to assess their impact on the Company’s determination that the carrying value of the grain storage and protein production systems Europe/Middle East reporting unit exceeded its fair value. We compared the Company’s future cash flows and revenue growth rates used in the valuation model against underlying business strategies and growth plans. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to forecast. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:

•	comparing the Company’s discount rate inputs and market multiples to market data and publicly available information for comparable entities to test the selected discount rate and market multiples, and

•
testing the estimate of fair value for the grain storage and protein production systems Europe/Middle East reporting unit using the Company’s cash flow forecast and discount rate, and comparing the results to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Atlanta, Georgia
February 28, 2020

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended December 31,
	2019	2018	2017
Net sales	$9,041.4	$9,352.0	$8,306.5
Cost of goods sold	7,057.1	7,355.3	6,541.2
Gross profit	1,984.3	1,996.7	1,765.3
Operating expenses:
Selling, general and administrative expenses	1,040.3	1,069.4	964.7
Engineering expenses	343.4	355.2	323.4
Impairment charges	176.6	—	—
Amortization of intangibles	61.1	64.7	57.0
Restructuring expenses	9.0	12.0	11.2
Bad debt expense	5.8	6.4	4.6
Income from operations	348.1	489.0	404.4
Interest expense, net	19.9	53.8	45.1
Other expense, net	67.1	74.9	75.5
Income before income taxes and equity in net earnings of affiliates	261.1	360.3	283.8
Income tax provision	180.8	110.9	133.6
Income before equity in net earnings of affiliates	80.3	249.4	150.2
Equity in net earnings of affiliates	42.5	34.3	39.1
Net income	122.8	283.7	189.3
Net loss (income) attributable to noncontrolling interests	2.4	1.8	(2.9)
Net income attributable to AGCO Corporation and subsidiaries	$125.2	$285.5	$186.4
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$1.64	$3.62	$2.34
Diluted	$1.63	$3.58	$2.32
Cash dividends declared and paid per common share	$0.63	$0.60	$0.56
Weighted average number of common and common equivalent shares outstanding:
Basic	76.2	78.8	79.5
Diluted	77.0	79.7	80.2
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended December 31,
	2019	2018	2017
Net income	$122.8	$283.7	$189.3
Other comprehensive (loss) income, net of reclassification adjustments:
Defined benefit pension plans, net of taxes:
Prior service cost arising during the year	(4.7)	(7.0)	—
Net loss recognized due to settlement	0.6	0.9	0.2
Net actuarial (loss) gain arising during the year	(23.3)	(4.2)	6.6
Amortization of prior service cost included in net periodic pension cost	1.6	1.3	1.3
Amortization of net actuarial losses included in net periodic pension cost	11.8	11.7	11.3
Derivative adjustments:
Net changes in fair value of derivatives	(2.6)	(1.1)	2.0
Net (gains) losses reclassified from accumulated other comprehensive loss into income	(0.1)	7.2	2.0
Foreign currency translation adjustments	(20.6)	(206.8)	57.8
Other comprehensive (loss) income, net of reclassification adjustments	(37.3)	(198.0)	81.2
Comprehensive income	85.5	85.7	270.5
Comprehensive (income) loss attributable to noncontrolling interests	(0.1)	6.0	(4.1)
Comprehensive income attributable to AGCO Corporation and subsidiaries	$85.4	$91.7	$266.4
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$432.8	$326.1
Accounts and notes receivable, net	800.5	880.3
Inventories, net	2,078.7	1,908.7
Other current assets	417.1	422.3
Total current assets	3,729.1	3,537.4
Property, plant and equipment, net	1,416.3	1,373.1
Right-of-use lease assets	187.3	—
Investment in affiliates	380.2	400.0
Deferred tax assets	93.8	104.9
Other assets	153.0	142.4
Intangible assets, net	501.7	573.1
Goodwill	1,298.3	1,495.5
Total assets	$7,759.7	$7,626.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2.9	$72.6
Short-term borrowings	150.5	138.0
Accounts payable	914.8	865.9
Accrued expenses	1,654.2	1,522.4
Other current liabilities	162.1	167.8
Total current liabilities	2,884.5	2,766.7
Long-term debt, less current portion and debt issuance costs	1,191.8	1,275.3
Operating lease liabilities	148.6	—
Pensions and postretirement health care benefits	232.1	223.2
Deferred tax liabilities	107.0	116.3
Other noncurrent liabilities	288.7	251.4
Total liabilities	4,852.7	4,632.9
Commitments and contingencies (Note 12)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2019 and 2018	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 75,471,562 and 76,536,755 shares issued and outstanding at December 31, 2019 and 2018, respectively	0.8	0.8
Additional paid-in capital	4.7	10.2
Retained earnings	4,443.5	4,477.3
Accumulated other comprehensive loss	(1,595.2)	(1,555.4)
Total AGCO Corporation stockholders’ equity	2,853.8	2,932.9
Noncontrolling interests	53.2	60.6
Total stockholders’ equity	2,907.0	2,993.5
Total liabilities and stockholders’ equity	$7,759.7	$7,626.4
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss				Noncontrolling Interests	Total Stockholders’ Equity
	Common Stock				Defined Benefit Pension Plans	Cumulative Translation Adjustment	Deferred (Losses) Gains on Derivatives	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance, December 31, 2016	79,465,393	$0.8	$103.3	$4,113.6	$(304.5)	$(1,128.4)	$(8.7)	$(1,441.6)	$61.1	$2,837.2
Net income	—	—	—	186.4	—	—	—	—	2.9	189.3
Payment of dividends to shareholders	—	—	—	(44.5)	—	—	—	—	—	(44.5)
Issuance of restricted stock	12,066	—	0.8	—	—	—	—	—	—	0.8
Issuance of stock awards	54,309	—	(2.2)	—	—	—	—	—	—	(2.2)
SSARs exercised	92,521	—	(4.4)	—	—	—	—	—	—	(4.4)
Stock compensation	—	—	39.1	—	—	—	—	—	—	39.1
Investment by noncontrolling interest	—	—	—	—	—	—	—	—	0.5	0.5
Purchases and retirement of common stock	(70,464)	—	—	—	—	—	—	—	—	—
Adjustment related to the adoption of ASU 2016-09	—	—	—	(1.7)	—	—	—	—	—	(1.7)
Defined benefit pension plans, net of taxes:
Net loss recognized due to settlement	—	—	—	—	0.2	—	—	0.2	—	0.2
Net actuarial gain arising during year	—	—	—	—	6.6	—	—	6.6	—	6.6
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	1.3	—	—	1.3	—	1.3
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	11.3	—	—	11.3	—	11.3
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	4.0	4.0	—	4.0
Change in cumulative translation adjustment	—	—	—	—	—	56.6	—	56.6	1.2	57.8
Balance, December 31, 2017	79,553,825	0.8	136.6	4,253.8	(285.1)	(1,071.8)	(4.7)	(1,361.6)	65.7	3,095.3
Net income (loss)	—	—	—	285.5	—	—	—	—	(1.8)	283.7
Payment of dividends to shareholders	—	—	—	(47.1)	—	—	—	—	—	(47.1)
Issuance of restricted stock	12,629	—	0.8	—	—	—	—	—	—	0.8
Issuance of stock awards	75,604	—	(3.1)	—	—	—	—	—	—	(3.1)
SSARs exercised	14,881	—	(0.6)	—	—	—	—	—	—	(0.6)
Stock compensation	—	—	45.5	—	—	—	—	—	—	45.5
Investment by noncontrolling interests	—	—	—	—	—	—	—	—	1.0	1.0
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Purchases and retirement of common stock	(3,120,184)	—	(169.0)	(15.3)	—	—	—	—	—	(184.3)
Adjustment related to the adoption of ASU 2014-09	—	—	—	0.4	—	—	—	—	—	0.4
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	—	—	—	—	(7.0)	—	—	(7.0)	—	(7.0)
Net loss recognized due to settlement	—	—	—	—	0.9	—	—	0.9	—	0.9
Net actuarial loss arising during year	—	—	—	—	(4.2)	—	—	(4.2)	—	(4.2)
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	1.3	—	—	1.3	—	1.3
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	11.7	—	—	11.7	—	11.7
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	6.1	6.1	—	6.1
Change in cumulative translation adjustment	—	—	—	—	—	(202.6)	—	(202.6)	(4.2)	(206.8)
Balance, December 31, 2018	76,536,755	0.8	10.2	4,477.3	(282.4)	(1,274.4)	1.4	(1,555.4)	60.6	2,993.5
Net income (loss)	—	—	—	125.2	—	—	—	—	(2.4)	122.8
Payment of dividends to shareholders	—	—	—	(48.0)	—	—	—	—	—	(48.0)
Issuance of restricted stock	14,105	—	1.0	—	—	—	—	—	—	1.0
Issuance of stock awards	608,444	—	(13.3)	(9.7)	—	—	—	—	—	(23.0)
SSARs exercised	106,514	—	(3.1)	(1.7)	—	—	—	—	—	(4.8)
Stock compensation	—	—	40.3	—	—	—	—	—	—	40.3
Investment by noncontrolling interests	—	—	—	—	—	—	—	—	2.0	2.0
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Changes in noncontrolling interest	—	—	—	—	—	—	—	—	(9.1)	(9.1)
Purchases and retirement of common stock	(1,794,256)	—	(30.4)	(99.6)	—	—	—	—	—	(130.0)
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	—	—	—	—	(4.7)	—	—	(4.7)	—	(4.7)
Net loss recognized due to settlement	—	—	—	—	0.6	—	—	0.6	—	0.6
Net actuarial loss arising during year	—	—	—	—	(23.3)	—	—	(23.3)	—	(23.3)
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	1.6	—	—	1.6	—	1.6
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	11.8	—	—	11.8	—	11.8
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	(2.7)	(2.7)	—	(2.7)
Change in cumulative translation adjustment	—	—	—	—	—	(23.1)	—	(23.1)	2.5	(20.6)
Balance, December 31, 2019	75,471,562	$0.8	$4.7	$4,443.5	$(296.4)	$(1,297.5)	$(1.3)	$(1,595.2)	$53.2	$2,907.0
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$122.8	$283.7	$189.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	210.9	225.2	222.8
Impairment charges	176.6	—	—
Amortization of intangibles	61.1	64.7	57.0
Stock compensation expense	41.3	46.3	38.2
Equity in net earnings of affiliates, net of cash received	—	(3.2)	41.2
Deferred income tax provision (benefit)	15.1	(14.7)	(14.1)
Loss on extinguishment of debt	—	24.5	—
Other	6.9	2.6	3.0
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	63.8	63.3	(34.7)
Inventories, net	(216.3)	(214.3)	(196.0)
Other current and noncurrent assets	(14.4)	(85.6)	(36.6)
Accounts payable	35.7	(24.3)	123.5
Accrued expenses	114.5	161.3	149.0
Other current and noncurrent liabilities	77.9	66.4	35.0
Total adjustments	573.1	312.2	388.3
Net cash provided by operating activities	695.9	595.9	577.6
Cash flows from investing activities:
Purchases of property, plant and equipment	(273.4)	(203.3)	(203.9)
Proceeds from sale of property, plant and equipment	4.9	3.2	4.1
Purchase of businesses, net of cash acquired	—	—	(293.1)
Investments in unconsolidated affiliates	(3.1)	(5.8)	(0.8)
Other	—	0.4	—
Net cash used in investing activities	(271.6)	(205.5)	(493.7)
Cash flows from financing activities:
Proceeds from indebtedness	2,082.7	5,257.5	3,513.9
Repayments of indebtedness	(2,191.1)	(5,433.6)	(3,639.7)
Purchases and retirement of common stock	(130.0)	(184.3)	—
Payment of dividends to stockholders	(48.0)	(47.1)	(44.5)
Payment of minimum tax withholdings on stock compensation	(28.1)	(4.0)	(6.9)
Payment of debt issuance costs	(0.5)	(2.7)	—
Investments by noncontrolling interests, net	1.6	0.9	0.5
Net cash used in financing activities	(313.4)	(413.3)	(176.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.2)	(18.7)	30.8
Increase (decrease) in cash, cash equivalents and restricted cash	106.7	(41.6)	(62.0)
Cash, cash equivalents and restricted cash, beginning of year	326.1	367.7	429.7
Cash, cash equivalents and restricted cash, end of year	$432.8	$326.1	$367.7
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Operations and Summary of Significant Accounting Policies

Business

AGCO Corporation and subsidiaries (“AGCO” or the “Company”) is a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. The Company sells a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment, seeding and tillage equipment, implements, and grain storage and protein production systems. The Company’s products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names including: Challenger®, Fendt®, GSI®, Massey Ferguson® and Valtra®. The Company distributes most of its products through a combination of approximately 3,275 independent dealers and distributors as well as the Company utilizes associates and licensees to provide a distribution channel for its products. In addition, the Company provides retail financing through its finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., or “Rabobank.”

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents reported in the Consolidated Balance Sheets as of December 31, 2019, 2018 and 2017 and cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 are as follows (in millions):

	December 31, 2019	December 31, 2018	December 31, 2017
Cash(1)	$412.3	$290.5	$317.0
Cash equivalents(2)	17.3	35.6	50.7
Restricted cash(3)	3.2	—	—
Total	$432.8	$326.1	$367.7
____________________________________
(1) Consisted primarily of cash on hand and bank deposits.
(2) Consisted primarily of money market deposits, certificates of deposits and overnight investments. The Company considers all investments with an original maturity of three months or less to be cash equivalents.
(3) Consisted primarily of cash in escrow or held as guarantee to support specific requirements.

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

In other international markets, equipment sales generally are payable in full within 30 days to 180 days of shipment or delivery. Payment terms for some highly seasonal products have a specified due date during the year regardless of the shipment or delivery date. For sales in most markets outside of the United States and Canada, the Company generally does not charge interest on outstanding receivables with its dealers and distributors. Sales of replacement parts generally are payable within 30 days to 90 days of shipment, with terms for some larger, seasonal stock orders generally payable within six months of shipment.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following summarizes by geographic region, as a percentage of our consolidated net sales, amounts with maximum interest-free periods as presented below (in millions):

Year Ended December 31, 2019	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
0 to 6 months	$1,535.0	$802.2	$5,317.8	$718.5	$8,373.5	92.6%
7 to 12 months	645.0	—	11.1	—	656.1	7.3%
13 to 24 months	11.8	—	—	—	11.8	0.1%
	$2,191.8	$802.2	$5,328.9	$718.5	$9,041.4	100.0%

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

The Company provides various volume bonus and sales incentive programs with respect to its products. These sales incentive programs include reductions in invoice prices, reductions in retail financing rates, dealer commissions and dealer incentive allowances. In most cases, incentive programs are established and communicated to the Company’s dealers on a quarterly basis. The incentives are paid either at the time of the cash settlement of the receivable (which is generally at the time of retail sale), at the time of retail financing, at the time of warranty registration, or at a subsequent time based on dealer purchase volumes. The incentive programs are product-line specific and generally do not vary by dealer. The cost of sales incentives associated with dealer commissions and dealer incentive allowances is estimated based upon the terms of the programs and historical experience, is based on a percentage of the sales price, and estimates for sales incentives are made and recorded at the time of sale for expected incentive programs using the expected value method. These estimates are reassessed each reporting period and are revised in the event of subsequent modifications to incentive programs, as they are communicated to dealers. The related provisions and accruals are made on a product or product-line basis and are monitored for adequacy and revised at least quarterly in the event of subsequent modifications to the programs. Interest rate subsidy payments, which are a reduction in retail finance rates, are recorded in the same manner as dealer commissions and dealer incentive allowances. Volume discounts are estimated and recognized based on historical experience, and related reserves are monitored and adjusted based on actual dealer purchase volumes and the dealer’s progress towards achieving specified cumulative target levels. All incentive programs are recorded and presented as a reduction of revenue, due to the fact that the Company does not receive a distinct good or service in exchange for the consideration provided. In the United States and Canada, reserves for incentive programs related to accounts receivable not sold to Company’s U.S. and Canadian finance joint ventures are recorded as “accounts receivable allowances” within the Company’s Consolidated Balance Sheets due to the fact that the incentives are paid through a reduction of future cash settlement of the receivable. Globally, reserves for incentive programs that will be paid in cash or credit memos, as is the case with most of the Company’s volume discount programs, as well as sales with incentives associated with accounts receivable sold to its finance joint ventures, are recorded within “Accrued expenses” within the Company’s Consolidated Balance Sheets.

Accounts and notes receivable are shown net of allowances for sales incentive discounts available to dealers and for doubtful accounts. Cash flows related to the collection of receivables are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows. Accounts and notes receivable allowances at December 31, 2019 and 2018 were as follows (in millions):

	2019	2018
Sales incentive discounts	$25.7	$24.2
Doubtful accounts	28.8	31.7
	$54.5	$55.9

In the United States and Canada, sales incentives can be paid through future cash settlements of receivables and through credit memos to Company’s dealers or through reductions in retail financing rates paid to the Company’s finance joint ventures. Outside of the United States and Canada, sales incentives can be paid through cash or credit memos to the Company’s dealers or through reductions in retail financing rates paid to the Company’s finance joint ventures. The Company transfers certain accounts receivable under its accounts receivable sales agreements with its finance joint ventures (see Note 4). The Company records such transfers as sales of accounts receivable when it is considered to have surrendered control of such

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

receivables under the provisions of Accounting Standards Update (“ASU”) 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” Cash payments made to the Company’s finance joint ventures for sales incentive discounts provided to dealers related to outstanding accounts receivables sold are recorded within “Accrued expenses.”

Inventories

Inventories are valued at the lower of cost or net realizable value, using the first-in, first-out method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At December 31, 2019 and 2018, the Company had recorded $178.6 million and $156.6 million, respectively, as an adjustment for surplus and obsolete inventories. These adjustments are reflected within “Inventories, net” within the Company’s Consolidated Balance Sheets.

Inventories, net at December 31, 2019 and 2018 were as follows (in millions):

	2019	2018
Finished goods	$780.1	$660.4
Repair and replacement parts	611.5	587.3
Work in process	213.4	217.5
Raw materials	473.7	443.5
Inventories, net	$2,078.7	$1,908.7

Cash flows related to the sale of inventories are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows.

Recoverable Indirect Taxes

The Company’s Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from the Company’s sales in the Brazilian market. The Company regularly assesses the recoverability of these tax credits, and establishes reserves when necessary against them, through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from the Company’s ongoing operations. The Company believes that these tax credits, net of established reserves, are realizable. The Company had recorded approximately $142.3 million and $156.0 million, respectively, of VAT tax credits, net of reserves, as of December 31, 2019 and 2018.

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

Property, plant and equipment, net at December 31, 2019 and 2018 consisted of the following (in millions):

	2019	2018
Land	$142.5	$125.3
Buildings and improvements	808.1	769.1
Machinery and equipment	2,522.0	2,391.8
Furniture and fixtures	153.4	148.6
Gross property, plant and equipment	3,626.0	3,434.8
Accumulated depreciation and amortization	(2,209.7)	(2,061.7)
Property, plant and equipment, net	$1,416.3	$1,373.1

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

Goodwill is evaluated annually as of October 1 for impairment using a qualitative assessment or a quantitative one-step assessment. If the Company elects to perform a qualitative assessment and determines the fair value of its reporting units more likely than not exceed the carrying value of their net assets, no further evaluation is necessary. For reporting units where the Company performs a one-step quantitative assessment, the Company compares the fair value of each reporting unit, which is determined based on a combination of a discounted cash flow valuation approach and a market multiple valuation approach, to its respective carrying value of net assets, including goodwill. If the fair value of the reporting unit exceeds its carrying value of net assets, the goodwill is not considered impaired. If the carrying value of net assets is higher than the fair value of the reporting unit, the impairment charge is the amount by which the carrying value exceeds the reporting unit’s fair value in accordance with ASU 2017-04.

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

The Company’s goodwill impairment analysis conducted as of October 1, 2019 indicated that the carrying value of the net assets of the Company’s grain storage and protein production systems operations in Europe/Middle East was in excess of the fair value of the reporting unit, and therefore, the Company recorded a non-cash impairment charge of approximately $173.6 million within “Impairment charges” in the Company’s Consolidated Statements of Operations. In response to weakening market conditions and resulting operating results, new management was put in place over the grain storage and protein productions systems business, tasked with conducting a full strategic review of the business, including that of the Europe/Middle East reporting unit. That full strategic review was completed in the fourth quarter of 2019, along with revised forecasts to include updated market conditions and strategic operating decisions.

During the three months ended December 31, 2019, the Company also recorded a non-cash impairment charge of approximately $3.0 million within “Impairment charges” in the Company’s Consolidated Statements of Operations. The impairment charge related to certain long-lived intangible assets associated with the Company’s grain storage and protein production systems operations within North America, due to the discontinuation of a certain brand name and related product, and customers.

The results of the Company’s goodwill and long-lived assets impairment analyses conducted as of October 1, 2018 and 2017 indicated that no reduction in the carrying amount of the Company’s goodwill and long-lived assets was required.

The Company’s accumulated goodwill impairment is approximately $354.1 million related to impairment charges the Company recorded during 2019, 2012 and 2006 pertaining to its grain storage and protein production systems business in Europe/Middle East, its Chinese harvesting reporting unit and its former sprayer reporting unit, respectively. The Company’s grain storage and protein production systems Europe/Middle East reporting unit operates within the Europe/Middle East geographical reportable segment. The Chinese harvesting business operates within the Asia/Pacific/Africa geographical reportable segment and the former sprayer reporting unit operates within the North American geographical reportable segment.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the carrying amount of goodwill during the years ended December 31, 2019, 2018 and 2017 are summarized as follows (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Balance as of December 31, 2016	$543.9	$138.8	$581.9	$111.8	$1,376.4
Acquisitions	67.2	—	17.4	—	84.6
Foreign currency translation	—	(2.4)	71.7	11.1	80.4
Balance as of December 31, 2017	611.1	136.4	671.0	122.9	1,541.4
Adjustments	—	—	8.4	—	8.4
Foreign currency translation	—	(19.7)	(29.8)	(4.8)	(54.3)
Balance as of December 31, 2018	611.1	116.7	649.6	118.1	1,495.5
Impairment charge	—	—	(173.6)	—	(173.6)
Sale of a joint venture	(5.1)	—	—	—	(5.1)
Foreign currency translation	—	(4.5)	(12.7)	(1.3)	(18.5)
Balance as of December 31, 2019	$606.0	$112.2	$463.3	$116.8	$1,298.3

The Company amortizes certain acquired identifiable intangible assets primarily on a straight-line basis over their estimated useful lives, which range from five to 50 years. The acquired intangible assets have a weighted average useful life as follows:

Intangible Assets	Weighted-Average Useful Life
Patents and technology	12	years
Customer relationships	13	years
Trademarks and trade names	20	years
Land use rights	45	years

For the years ended December 31, 2019, 2018 and 2017, acquired intangible asset amortization was $61.1 million, $64.7 million and $57.0 million, respectively. The Company estimates amortization of existing intangible assets will be $59.6 million in 2020, $56.8 million in 2021, $56.3 million in 2022, $53.8 million in 2023, and $52.3 million in 2024.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the carrying amount of acquired intangible assets during 2019 and 2018 are summarized as follows (in millions):

	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2017	$208.4	$600.4	$160.0	$9.1	$977.9
Foreign currency translation	(5.0)	(14.1)	(4.2)	(0.5)	(23.8)
Balance as of December 31, 2018	203.4	586.3	155.8	8.6	954.1
Sale of a joint venture	(1.3)	(2.9)	(1.9)	—	(6.1)
Impairment charge	(1.1)	(0.8)	(1.1)	—	(3.0)
Foreign currency translation	(1.7)	(3.6)	(1.7)	(0.1)	(7.1)
Balance as of December 31, 2019	$199.3	$579.0	$151.1	$8.5	$937.9

	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2017	$61.4	$279.7	$73.4	$3.0	$417.5
Amortization expense	13.7	40.7	10.1	0.2	64.7
Foreign currency translation	(1.7)	(9.6)	(2.8)	(0.2)	(14.3)
Balance as of December 31, 2018	73.4	310.8	80.7	3.0	467.9
Amortization expense	11.0	40.1	9.9	0.1	61.1
Sale of a joint venture	(0.5)	(1.2)	(0.7)	—	(2.4)
Foreign currency translation	(0.6)	(2.3)	(1.2)	—	(4.1)
Balance as of December 31, 2019	$83.3	$347.4	$88.7	$3.1	$522.5

Trademarks and Trade Names
Indefinite-lived intangible assets:
Balance as of December 31, 2017	$88.6
Foreign currency translation	(1.7)
Balance as of December 31, 2018	86.9
Foreign currency translation	(0.6)
Balance as of December 31, 2019	$86.3

Accrued Expenses

Accrued expenses at December 31, 2019 and 2018 consisted of the following (in millions):

	2019	2018
Reserve for volume discounts and sales incentives	$580.4	$537.7
Warranty reserves	331.9	308.6
Accrued employee compensation and benefits	290.8	286.2
Accrued taxes	170.3	137.8
Other	280.8	252.1
	$1,654.2	$1,522.4

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Warranty Reserves

The warranty reserve activity for the years ended December 31, 2019, 2018 and 2017 consisted of the following (in millions):

	2019	2018	2017
Balance at beginning of the year	$360.9	$316.0	$255.6
Acquisitions	—	—	5.1
Accruals for warranties issued during the year	234.1	230.5	215.9
Settlements made (in cash or in kind) during the year	(198.7)	(174.7)	(183.1)
Foreign currency translation	(3.5)	(10.9)	22.5
Balance at the end of the year	$392.8	$360.9	$316.0

The Company’s agricultural equipment products generally are under warranty against defects in materials and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $60.9 million and $52.3 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively.

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

Revenue

The Company adopted ASU 2014-09, “Revenue from Contracts with Customers,” effective January 1, 2018 using the modified retrospective approach.

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

As previously discussed, the amount of consideration the Company receives and the revenue recognized varies with certain sales incentives the Company offers to dealers and distributors. Estimates for sales incentives are made at the time of sale for expected incentive programs using the expected value method. These estimates are revised in the event of subsequent

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

modification to the incentive program. All incentive programs are recorded and presented as a reduction of revenue, due to the fact that the Company does not receive a distinct good or service in exchange for the consideration provided.

Dealers or distributors may not return equipment or replacement parts while its contract with the Company is in force, except for under established promotional and annual replacement parts return programs. At the time of sale, the Company estimates the amount of returns based on the terms of promotional and annual return programs and anticipated returns in the future.

Sales and other related taxes are excluded from the transaction price. Shipping and handling costs associated with freight activities after the customer has obtained control are accounted for as fulfillment costs and are expensed and accrued at the time revenue is recognized in “Cost of goods sold” and “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Incentive Plans

Stock compensation expense was recorded as follows (in millions). Refer to Note 10 for additional information regarding the Company’s stock incentive plans during 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Cost of goods sold	$1.7	$2.3	$2.8
Selling, general and administrative expenses	40.0	44.3	35.6
Total stock compensation expense	$41.7	$46.6	$38.4

Research and Development Expenses

Research and development expenses are expensed as incurred and are included in engineering expenses in the Company’s Consolidated Statements of Operations.

Advertising Costs

The Company expenses all advertising costs as incurred. Cooperative advertising costs normally are expensed at the time the revenue is earned. Advertising expenses for the years ended December 31, 2019, 2018 and 2017 totaled approximately $42.3 million, $42.4 million and $42.0 million, respectively.

Shipping and Handling Expenses

All shipping and handling fees charged to customers are included as a component of net sales, and are associated with freight activities after the customer has obtained control. Shipping and handling costs are accounted for as fulfillment costs and are expensed and accrued at the time revenue is recognized within “Cost of goods sold,” with the exception of certain handling costs included in “Selling, general and administrative expenses” in the amount of $38.9 million, $37.9 million and $35.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Interest Expense, Net

Interest expense, net for the years ended December 31, 2019, 2018 and 2017 consisted of the following (in millions):

	2019	2018	2017
Interest expense	$28.8	$61.9	$54.5
Interest income	(8.9)	(8.1)	(9.4)
	$19.9	$53.8	$45.1

During 2018, the Company repurchased its 5 7/8% senior notes due December 1, 2021, and as a result, recorded approximately $24.5 million in a loss on extinguishment of debt reflected in “Interest expense, net.” This was offset by approximately $4.7 million of accelerated amortization of a deferred gain related to a terminated interest rate swap agreement associated with the senior notes. Refer to Note 7 for further information.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 6 for additional information regarding the Company’s income taxes.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

A reconciliation of net income attributable to AGCO Corporation and subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share during the years ended December 31, 2019, 2018 and 2017 is as follows (in millions, except per share data):

	2019	2018	2017
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$125.2	$285.5	$186.4
Weighted average number of common shares outstanding	76.2	78.8	79.5
Basic net income per share attributable to AGCO Corporation and subsidiaries	$1.64	$3.62	$2.34
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$125.2	$285.5	$186.4
Weighted average number of common shares outstanding	76.2	78.8	79.5
Dilutive SSARs, performance share awards and restricted stock units	0.8	0.9	0.7
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	77.0	79.7	80.2
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$1.63	$3.58	$2.32

SSARs to purchase approximately 0.2 million shares, 0.5 million shares and 0.3 million shares of the Company’s common stock for the years ended December 31, 2019, 2018 and 2017, respectively, were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss), defined as the total of net income (loss) and all other non-owner changes in equity, and the components thereof in its Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Comprehensive Income (Loss). The components of other comprehensive (loss) income and the related tax effects for the years ended December 31, 2019, 2018 and 2017 are as follows (in millions):

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2019			2019
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$(13.4)	$(0.6)	$(14.0)	$—
Net loss on derivatives	(3.1)	0.4	(2.7)	—
Foreign currency translation adjustments	(23.1)	—	(23.1)	2.5
Total components of other comprehensive loss	$(39.6)	$(0.2)	$(39.8)	$2.5

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2018			2018
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$0.8	$1.9	$2.7	$—
Net gain on derivatives	7.6	(1.5)	6.1	—
Foreign currency translation adjustments	(202.6)	—	(202.6)	(4.2)
Total components of other comprehensive loss	$(194.2)	$0.4	$(193.8)	$(4.2)

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2017			2017
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$24.2	$(4.8)	$19.4	$—
Net gain on derivatives	4.1	(0.1)	4.0	—
Foreign currency translation adjustments	56.6	—	56.6	1.2
Total components of other comprehensive income	$84.9	$(4.9)	$80.0	$1.2

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

The Company’s hedging policy prohibits it from entering into any foreign currency contracts for speculative trading purposes. See Note 11 for additional information regarding the Company’s derivative instruments and hedging activities.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates Step 2 from the goodwill impairment test. Under the standard, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, resulting in an impairment charge that is the amount by which the carrying amount exceeds the reporting unit’s fair value. The impairment charge, however, should not exceed the total amount of goodwill allocated to a reporting unit. The impairment assessment under ASU 2017-04 applies to all reporting units, including those with a zero or negative carrying amount. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods using a prospective approach. Early adoption is permitted for any interim or annual goodwill impairment test performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 during the fourth quarter of 2019 and applied the standard to its annual impairment test performed as of October 1, 2019.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which superseded the existing lease guidance under current U.S. GAAP. ASU 2016-02 is based on the principle that entities should recognize assets and liabilities arising from leases. The new standard does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard and leases continue to be classified as finance or operating. The primary change under ASU 2016-02 is the requirement for entities to recognize a lease liability for payments and a right-of-use (“ROU”) asset representing the right to use the leased asset during the term of an operating lease arrangement. Lessees were permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of 12 months or less. Lessors’ accounting under the new standard was largely unchanged from the previous accounting standard. In addition, ASU 2016-02 expanded the disclosure requirements of lease arrangements. Upon adoption, lessees and lessors were required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, “Targeted Improvements,” which allowed for a new, optional transition method that provided the option to use the effective date as the date of initial application on transition. Under this option, the comparative periods continued to apply the legacy guidance in ASC 840, including the disclosure requirements, and a cumulative effect adjustment was recognized in the period of adoption rather than the earliest period presented. Under this transition option, comparative reporting was not required and the provisions of the standard was applied prospectively to leases in effect at the date of adoption.

The Company adopted the new guidance effective January 1, 2019 using a modified retrospective approach and no cumulative effect adjustment was recorded upon adoption. Based on the Company’s current lease portfolio, the adoption of the standard as of January 1, 2019 resulted in the recognition on that date of ROU assets and operating lease liabilities in the amount of approximately $194.2 million and $196.4 million, respectively, in the Company’s Consolidated Balance Sheets. The adoption of the new standard did not materially impact the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

ASU 2016-02 provided a number of optional practical expedients in transition. The Company elected the “package of practical expedients” which permitted the Company not to reassess its prior conclusions about lease identification, lease classification and initial direct costs. The Company elected the short-term lease exemption for all leases with a term of 12 months or less for both existing and ongoing operating leases. The Company elected the practical expedient to separate lease and non-lease components for a majority of its operating leases, other than real estate and office equipment leases.

In connection with the adoption of ASU 2016-02 on January 1, 2019, the Company completed the design of new processes and internal controls, which included the implementation of a software solution and the cataloging of the Company’s existing and ongoing population of leased assets. See Note 17 for additional information and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods as the adoption of the standard relates to the Company. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”), which provides, among other things, targeted improvements to certain aspects of accounting for credit losses addressed by ASU 2016-13. In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326), Financial Instruments - Credit Losses,” which clarifies the treatment of expected recoveries for amounts previously written-off on purchased receivables, provides transition relief for troubled debt restructurings and allows for certain disclosure simplifications of accrued interest. The effective dates for both ASU 2019-04 and ASU 2019-11 are the same as the effective dates for ASU 2016-13. The Company adopted this standard, and its subsequent modifications, as of January 1, 2020. The adoption did not have a material impact to the Company’s results of operations, financial condition and cash flows.

The Company also adopted the following pronouncements in 2019, none of which had a material effect on its results of operations, financial condition and cash flows:

•	ASU 2018-02 - “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”

•	ASU 2018-13 - “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

New Accounting Pronouncements to be Adopted

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies various aspects related to accounting for income taxes by removing certain exceptions for investments, intraperiod allocations and interim calculations, and adding guidance to reduce complexity in accounting for income taxes. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, and interim periods within those annual periods using a prospective approach. Early adoption is permitted. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The standard will not have a material impact on the Company's results of operations, financial condition and cash flows.

As discussed above, in June 2016, the FASB issued ASU 2016-13, which requires measurement and recognition of expected versus incurred credit losses for financial assets held. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which delays the effective date of ASU 2016-13 for smaller reporting companies and other non-SEC reporting entities. This applies to the Company’s equity method finance joint ventures who are now required to adopt ASU 2016-13 for annual periods beginning after December 15, 2022 and interim periods within those annual periods. The standard, and its subsequent modification, will likely impact the results of operations and financial condition of the Company’s finance joint ventures. Therefore, adoption of the standard by the Company’s finance joint ventures will likely impact the Company’s “Investment in affiliates” and “Equity in net earnings of affiliates.” The Company’s finance joint ventures are currently evaluating the impact of ASU 2016-13 to their results of operations and financial condition.

2.    Acquisitions

On October 2, 2017, the Company acquired the hay and forage division of the Lely Group (“Lely”) for approximately €80.2 million (or approximately $94.6 million), net of cash acquired of approximately €10.1 million (or approximately $11.9 million). The Lely acquisition, with manufacturing locations in northern Germany, has allowed the Company to expand its product offering of hay and forage equipment, including balers and loader wagons. The acquisition was financed by the Company’s credit facility (see Note 7).

The fair values of the assets acquired and liabilities assumed as of the acquisition date are presented in the following table (in millions):

Current assets	$87.0
Property, plant and equipment	17.8
Intangible assets	7.6
Goodwill	25.8
Total assets acquired	138.2

Current liabilities	23.5
Long-term liabilities	8.2
Total liabilities assumed	31.7
Net assets acquired	$106.5

The acquired identifiable intangible assets of Lely as of the date of the acquisition are summarized in the following table (in millions):

Intangible Assets	Amount	Weighted-Average Useful Life
Customer relationships	$3.0	5	years
Technology	3.0	12	years
Trademarks	1.6	10	years
	$7.6

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The results of operations of Lely have been included in the Company’s Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Europe/Middle East geographical reportable segment. Proforma results related to the acquisition were not material.

On September 1, 2017, the Company acquired Precision Planting LLC (“Precision Planting”) for approximately $198.1 million, net of cash acquired of approximately $1.6 million. Precision Planting, headquartered in Tremont, Illinois, is a leading manufacturer of high-tech planting equipment. The acquisition of Precision Planting provided the Company an opportunity to expand its precision farming technology offerings on a global basis. The acquisition was financed by the Company’s credit facility (see Note 7).

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

The acquired identifiable intangible assets of Precision Planting as of the date of the acquisition are summarized in the following table (in millions):

Intangible Assets	Amount	Weighted-Average Useful Life
Customer relationships	$21.4	14	years
Technology	25.1	10	years
Trademarks	17.9	20	years
	$64.4

The results of operations of Precision Planting have been included in the Company’s Consolidated Financial Statements as of and from the date of acquisition. The associated tax deductible goodwill has been included in the Company’s North America geographical reportable segment. Proforma results related to the acquisition were not material.

3.    Restructuring Expenses

From 2014 through 2019, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities and various administrative offices located in Europe, South America, Africa, China and the United States to reduce costs in response to softening global market demand and lower production volumes. The aggregate headcount reduction was approximately 3,890 employees between 2014 and 2018. In addition, during the three months ended December 31, 2019, the Company initiated various restructuring activities in an effort to rationalize its grain storage and protein production system operations. The Company recorded severance and related costs associated with these rationalizations in connection with the termination of approximately 270 employee during 2019.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of the restructuring expenses are summarized as follows (in millions):

	Loss on Sale of Joint Venture	Write-down of Property, Plant and Equipment	Employee Severance	Facility Closure Costs	Total
Balance as of December 31, 2016	$—	$—	$14.5	$0.8	$15.3
2017 provision	—	0.2	12.4	—	12.6
Less: Non-cash expense	—	(0.2)	—	—	(0.2)
Cash expense	—	—	12.4	—	12.4
2017 provision reversal	—	—	(1.4)	—	(1.4)
2017 cash activity	—	—	(16.0)	(0.8)	(16.8)
Foreign currency translation	—	—	1.4	—	1.4
Balance as of December 31, 2017	—	—	10.9	—	10.9
2018 provision	—	0.3	13.8	—	14.1
Less: Non-cash expense	—	(0.3)	—	—	(0.3)
Cash expense	—	—	13.8	—	13.8
2018 provision reversal	—	—	(2.1)	—	(2.1)
2018 cash activity	—	—	(14.4)	—	(14.4)
Foreign currency translation	—	—	(1.1)	—	(1.1)
Balance as of December 31, 2018	—	—	7.1	—	7.1
2019 provision	2.1	1.5	5.6	0.5	9.7
Less: Non-cash expense	(2.1)	(1.5)	—	—	(3.6)
Cash expense	—	—	5.6	0.5	6.1
2019 provision reversal	—	—	(0.7)	—	(0.7)
2019 cash activity	—	—	(6.8)	(0.5)	(7.3)
Foreign currency translation	—	—	(0.4)	—	(0.4)
Balance as of December 31, 2019	$—	$—	$4.8	$—	$4.8

In addition, during the three months ended December 31, 2019, the Company exited and sold its 50% interest in its USC, LLC joint venture to its joint venture partner for approximately $5.1 million. The Company recorded a loss of approximately $2.1 million associated with the sale, which was reflected within “Restructuring expenses” in the Company’s Consolidated Statements of Operations.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.    Accounts Receivable Sales Agreements

The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. As of December 31, 2019 and 2018, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.6 billion and $1.4 billion, respectively.

Under the terms of the accounts receivable sales agreements in North America, Europe and Brazil, the Company pays an annual fee related to the servicing of the receivables sold. The Company also pays the respective AGCO Finance entities a subsidized interest payment with respect to the accounts receivable sales agreements, calculated based upon LIBOR plus a margin on any non-interest bearing accounts receivable outstanding and sold under the accounts receivables sales agreements. These fees are reflected within losses on the sales of receivables included within “Other expense, net” in the Company’s Consolidated Statements of Operations. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements and determined that these facilities should be accounted for as off-balance sheet transactions.

Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Consolidated Statements of Operations, were approximately $42.4 million, $36.0 million and $39.2 million during 2019, 2018 and 2017, respectively.

The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of December 31, 2019 and 2018, these finance joint ventures had approximately $104.3 million and $82.5 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

5.    Investments in Affiliates

Investments in affiliates as of December 31, 2019 and 2018 were as follows (in millions):

	2019	2018
Finance joint ventures	$339.0	$358.7
Manufacturing joint ventures	26.8	26.3
Other affiliates	14.4	15.0
	$380.2	$400.0

The Company’s finance joint ventures are located in the United States, Canada, Europe, Brazil, Argentina and Australia, and provide retail financing and wholesale financing to the Company’s retail customers and dealers, respectively. See Note 14 for further information on the Company’s finance joint ventures. The Company’s manufacturing joint ventures consist of Groupement International De Mecanique Agricole SA (“GIMA”) (a joint venture with a third-party manufacturer to purchase, design and manufacture components for agricultural equipment in France) and a joint venture with a third-party manufacturer to manufacture protein production equipment in China. The other joint ventures represent investments in farm equipment manufacturers, an electronic and software system manufacturer, distributors and licensees.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s equity in net earnings of affiliates for the years ended December 31, 2019, 2018 and 2017 were as follows (in millions):

	2019	2018	2017
Finance joint ventures	$41.5	$34.7	$39.9
Manufacturing and other joint ventures	1.0	(0.4)	(0.8)
	$42.5	$34.3	$39.1

Summarized combined financial information of the Company’s finance joint ventures as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 were as follows (in millions):

	As of December 31,
	2019	2018
Total assets	$7,773.2	$7,649.2
Total liabilities	7,082.4	6,917.2
Partners’ equity	690.8	732.0

	For the Years Ended December 31,
	2019	2018	2017
Revenues	$417.6	$390.8	$366.0
Costs	299.9	286.7	243.3
Income before income taxes	$117.7	$104.1	$122.7

The majority of the assets of the Company’s finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies. AGCO has a 49% interest in the Company’s finance joint ventures (Note 14).

At December 31, 2019 and 2018, the Company’s receivables from affiliates were approximately $15.2 million and $12.9 million, respectively. The receivables from affiliates are reflected within “Accounts and notes receivable, net” within the Company’s Consolidated Balance Sheets.

The portion of the Company’s retained earnings balance that represents undistributed retained earnings of equity method investees was approximately $310.8 million and $326.9 million as of December 31, 2019 and 2018, respectively.

6.    Income Taxes

The sources of income before income taxes and equity in net earnings of affiliates were as follows for the years ended December 31, 2019, 2018 and 2017 (in millions):

	2019	2018	2017
United States	$(53.1)	$(126.0)	$(141.6)
Foreign	314.2	486.3	425.4
Income before income taxes and equity in net earnings of affiliates	$261.1	$360.3	$283.8

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The provision for income taxes by location of the taxing jurisdiction for the years ended December 31, 2019, 2018 and 2017 consisted of the following (in millions):

	2019	2018	2017
Current:
United States:
Federal	$(6.5)	$(9.1)	$20.3
State	2.1	1.2	0.6
Foreign	170.1	133.5	126.8
	165.7	125.6	147.7
Deferred:
United States:
Federal	1.3	—	0.9
State	—	—	—
Foreign	13.8	(14.7)	(15.0)
	15.1	(14.7)	(14.1)
	$180.8	$110.9	$133.6

Swiss tax reform was enacted during 2019 and eliminates certain preferential tax items as well as implements new tax rates at both the federal and cantonal levels. During the three months ended December 31, 2019, the Company recognized a one-time income tax gain of approximately $21.8 million associated with the changing of Swiss federal and cantonal tax rates as well as recognition of a deferred tax asset associated with the estimated value of a tax basis step-up of the Company’s Swiss subsidiary’s assets.

On December 22, 2017, The Tax Cuts and Jobs Act (“the 2017 Tax Act”) was enacted in the United States. During the three months ended December 31, 2017, the Company recorded a tax provision of approximately $42.0 million in accordance with Staff Accounting Bulletin No. 118, which provided SEC Staff guidance for the application of ASC 740 “Income Taxes,” in the reporting period in which the 2017 Tax Act was enacted. The $42.0 million tax provision included a provisional income tax charge related to a one-time transition tax associated with the mandatory deemed repatriation of unremitted foreign earnings. The tax provision also included a provisional income tax charge associated with the income tax consequences related to the expected future repatriation of certain underlying foreign earnings, as historically, the Company had considered them to be permanently reinvested. The remaining balance of the tax provision primarily related to the remeasurement of certain net deferred tax assets using the lower enacted U.S. Corporate tax rate, as well as other miscellaneous related impacts. During the three months ended December 31, 2018, the Company finalized its calculations related to the 2017 Tax Act and recorded an income tax benefit of approximately $8.4 million.

A reconciliation of income taxes computed at the United States federal statutory income tax rate (21% for 2019, 21% for 2018 (from 35% to 21%), and 35% for 2017) to the provision for income taxes reflected in the Company’s Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017 is as follows (in millions):

	2019	2018	2017
Provision for income taxes at United States federal statutory rate	$54.8	$75.7	$99.3
State and local income taxes, net of federal income tax effects	(2.5)	(6.0)	(5.7)
Taxes on foreign income which differ from the United States statutory rate	6.7	(0.3)	(57.7)
Tax effect of permanent differences	63.9	26.7	60.6
Change in valuation allowance	84.6	24.6	(1.4)
Change in tax contingency reserves	3.2	8.5	3.8
Research and development tax credits	(7.1)	(8.5)	(5.0)
Impacts related to changes in tax laws	(21.8)	(8.4)	42.0
Other	(1.0)	(1.4)	(2.3)
	$180.8	$110.9	$133.6

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The significant components of the deferred tax assets and liabilities at December 31, 2019 and 2018 were as follows (in millions):

	2019	2018
Deferred Tax Assets:
Net operating loss carryforwards	$72.0	$74.5
Sales incentive discounts	61.9	58.8
Inventory valuation reserves	41.1	36.3
Pensions and postretirement health care benefits	51.6	47.6
Warranty and other reserves	128.5	98.6
Research and development tax credits	17.3	3.1
Foreign tax credits	6.4	9.7
Other	17.2	21.6
Total gross deferred tax assets	396.0	350.2
Valuation allowance	(169.1)	(83.9)
Total deferred tax assets	226.9	266.3
Deferred Tax Liabilities:
Tax over book depreciation and amortization	164.3	214.3
Investment in affiliates	50.3	42.8
Other	25.5	20.6
Total deferred tax liabilities	240.1	277.7
Net deferred tax liabilities	$(13.2)	$(11.4)
Amounts recognized in Consolidated Balance Sheets:
Deferred tax assets - noncurrent	$93.8	$104.9
Deferred tax liabilities - noncurrent	(107.0)	(116.3)
	$(13.2)	$(11.4)

As reflected in the preceding table, the Company recorded a net deferred tax liability of $13.2 million and $11.4 million as of December 31, 2019 and December 31, 2018, respectively, and had a valuation allowance against its gross deferred tax assets of approximately $169.1 million and $83.9 million as of December 31, 2019 and 2018, respectively.
During the three months ended September 30, 2019, the Company recorded a non-cash deferred income tax charge of approximately $53.7 million to establish a valuation allowance against its Brazilian net deferred income tax assets. In addition, the Company maintains a valuation allowance to fully reserve its net deferred tax assets in the United States and certain foreign jurisdictions. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies and determined that all adjustments to the valuation allowance were appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that it will realize its remaining net deferred tax assets, net of the valuation allowance, in future years.

The Company had net operating loss carryforwards of $236.4 million as of December 31, 2019, with expiration dates as follows: 2020 - $24.4 million; 2021 - $21.3 million; 2022 - $14.3 million and thereafter or unlimited - $176.4 million. The net operating loss carryforwards of $236.4 million are entirely in tax jurisdictions outside of the United States. The Company does not have any material U.S. state net operating loss carryforwards.

The Company paid income taxes of $144.4 million, $101.6 million and $111.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company recognizes income tax benefits from uncertain tax positions only when there is a more than 50% likelihood that the tax positions will be sustained upon examination by the taxing authorities based on the technical merits of the positions. At December 31, 2019 and 2018, the Company had $210.7 million and $166.1 million, respectively, of

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. At December 31, 2019 and 2018, the Company had approximately $51.0 million and $58.5 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrued approximately $1.8 million and $5.6 million of interest and penalties related to unrecognized tax benefits in its provision for income taxes during 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company had accrued interest and penalties related to unrecognized tax benefits of $28.4 million and $27.2 million, respectively.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as of and during the years ended December 31, 2019 and 2018 is as follows (in millions):

	2019	2018
Gross unrecognized income tax benefits at the beginning of the year	$166.1	$163.4
Additions for tax positions of the current year	32.8	3.8
Additions for tax positions of prior years	20.7	13.1
Reductions for tax positions of prior years for:
Changes in judgments	(4.6)	(1.6)
Settlements during the year	(0.7)	(0.7)
Lapses of applicable statute of limitations	(0.8)	(4.4)
Foreign currency translation	(2.8)	(7.5)
Gross unrecognized income tax benefits at the end of the year	$210.7	$166.1

The reconciliation of gross unrecognized tax benefits above for 2019 excludes certain indirect favorable effects that relate to other tax jurisdictions of approximately $44.9 million.

The Company and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of December 31, 2019, a number of income tax examinations in foreign jurisdictions were ongoing. It is possible that certain of these ongoing examinations may be resolved within 12 months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized income tax benefits balance may materially change within the next 12 months. In certain foreign jurisdictions, there is either statutory expirations or our settlement expectations such that approximately $51.0 million could be concluded within the next 12 months. Although there are ongoing examinations in various federal and state jurisdictions, the 2016 through 2019 tax years generally remain subject to examination in the United States by applicable authorities. In the Company’s significant foreign jurisdictions, primarily the United Kingdom, France, Germany, Switzerland, Finland and Brazil, the 2014 through 2019 tax years generally remain subject to examination by their respective tax authorities. In Brazil, the Company is contesting disallowed deductions related to the amortization of certain goodwill amounts (see Note 12).

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    Indebtedness

Long-term debt consisted of the following at December 31, 2019 and 2018 (in millions):

	December 31, 2019	December 31, 2018
Senior term loan due 2022(1)	$168.1	$171.5
Credit facility, expires 2023(1)	—	114.4
1.002% Senior term loan due 2025	280.2	—
Senior term loans due between 2021 and 2028(1)	736.2	815.3
1.056% Senior term loan due 2020(1)	—	228.7
Other long-term debt	12.5	20.6
Debt issuance costs	(2.3)	(2.6)
	1,194.7	1,347.9
Less: Current portion of other long-term debt	(2.9)	(8.8)
Senior term loans due 2019	—	(63.8)
Total indebtedness, less current portion	$1,191.8	$1,275.3

____________________________________
(1) Maturity dates are reflected as of December 31, 2019.

At December 31, 2019, the aggregate scheduled maturities of long-term debt, excluding the current portion of long-term debt, are as follows (in millions):

2021	$297.4
2022	170.2
2023	277.7
2024	2.3
Thereafter	444.2
$1,191.8

Cash payments for interest were approximately $26.3 million, $35.2 million and $55.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Current Indebtedness

Senior Term Loan Due 2022

In October 2018, the Company entered in a term loan agreement with Rabobank in the amount of €150.0 million (or approximately $168.1 million as of December 31, 2019). The Company is permitted to prepay the term loan before its maturity date of October 28, 2022. Interest is payable on the term loan quarterly in arrears at an annual rate, equal to the EURIBOR plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

Credit Facility

In October 2018, the Company entered into a multi-currency revolving credit facility of $800.0 million. The maturity date of the credit facility is October 17, 2023. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on the Company’s credit rating. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of December 31, 2019, the Company had no outstanding borrowings under the credit facility and the ability to borrow approximately $800.0 million

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

under the facility. As of December 31, 2018, the Company had approximately $114.4 million of outstanding borrowings under the credit facility and the ability to borrow approximately $685.6 million under the facility. Interest on U.S. dollar borrowings under the Company's credit facility is calculated based upon LIBOR. In the event that LIBOR is no longer published, interest will be calculated upon a base rate. The credit facility also provides for an expedited amendment process once a replacement for LIBOR is established.

The Company’s former revolving credit and term loan facility consisted of an $800.0 million multi-currency revolving credit facility and a €312.0 million term loan facility. The maturity date of the former credit facility was June 26, 2020. Under the former credit facility agreement, interest accrued on amounts outstanding, at the Company’s option, depending on the currency borrowed, at either (1) LIBOR or EURIBOR plus a margin ranging from 1.0% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0% plus a margin ranging from 0.0% to 0.25% based on the Company’s leverage ratio. The credit facility contained covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and was subject to acceleration in the event of a default. The Company also had to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As is more fully described in Note 11, the Company entered into an interest rate swap in 2015 to convert the term loan facility’s floating interest rate to a fixed interest rate of 0.33% plus the applicable margin over the remaining life of the term loan facility. In connection with the closing of new credit facility in October 2018, the Company repaid its outstanding €312.0 million (or approximately $360.8 million) term loan under the former revolving credit and term loan facility. The Company recorded approximately $0.9 million in “Interest expense, net,” associated with the write-off of deferred debt issuance costs associated with the repayment. The Company also recorded a loss of approximately $3.9 million which was recorded in “Interest expense, net” for the year ended December 31, 2018 associated with the termination of the interest rate swap instrument.

1.002% Senior Term Loan

In December 2018, the Company entered into a term loan with the European Investment Bank (“EIB”), which provided the Company with the ability to borrow up to €250.0 million. The €250.0 million (or approximately $280.2 million as of December 31, 2019) of funding was received on January 25, 2019 with a maturity date of January 24, 2025. The Company is permitted to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears. The term loan contains covenants regarding, among other things, the incurrence of indebtedness and the making of certain payments, as well as commitments regarding amounts of future research and development expenses in Europe, and is subject to acceleration in the events of default. The Company also has to fulfill financial covenants with respect to a net leverage ratio and interest coverage ratio.

Senior Term Loans Due Between 2021 and 2028

In October 2016, the Company borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements, and in August 2018, the Company borrowed an additional aggregate amount of €338.0 million through a group of another seven related term loan agreements. Of the 2016 term loans, an aggregate amount of €56.0 million (or approximately $61.1 million) was repaid upon maturity in October 2019.

In aggregate, the Company has indebtedness of €657.0 million (or approximately $736.2 million as of December 31, 2019) through a group of twelve related term loan agreements. The provisions of the term loan agreements are substantially identical, with the exception of interest rate terms and maturities. The Company is permitted to prepay the term loans before their maturity dates. For the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 0.70% to 2.26% and a maturity date between August 2021 and August 2028. For the term loans with a floating interest rate, interest is payable in arrears on a semi-annual basis, with interest rates based on the EURIBOR plus a margin ranging from 0.70% to 1.25% and a maturity date between August 2021 and August 2025. The term loans contain covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of default.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Former Indebtedness

1.056% Senior Term Loan

In December 2014, the Company entered into a term loan with the EIB, which provided the Company with the ability to borrow up to €200.0 million. The €200.0 million of funding was received on January 15, 2015 and had a maturity date of January 15, 2020. The Company repaid the €200.0 million (or approximately $220.0 million) term loan in December 2019. Interest was payable on the term loan at 1.056% per annum, payable quarterly in arrears. The term loan contained covenants regarding, among other things, the incurrence of indebtedness and the making of certain payments, as well as commitments regarding amounts of future research and development expenses in Europe, and was subject to acceleration in the events of default. The Company also had to fulfill financial covenants with respect to a net leverage ratio and interest coverage ratio.

Senior Term Loans Due 2021

In April 2016, the Company entered into two term loan agreements with Rabobank, in the amount of €100.0 million and €200.0 million, respectively. The provisions of the two term loans were identical in nature. In December 2017, the Company repaid its €200.0 million (or approximately $239.8 million) term loan and in October 2018, in connection with the term loan agreement due 2022 with Rabobank discussed above, the Company repaid its €100.0 million (or approximately $113.2 million) term loan. The Company had the ability to prepay the term loans before their maturity date on April 26, 2021. Interest was payable on the term loans per annum, paid quarterly in arrears, equal to the EURIBOR plus a margin ranging from 1.0% to 1.75% based on the Company’s net leverage ratio. The Company also had to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

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

In May 2018, the Company completed a cash tender offer to purchase any and all of its outstanding 5 7/8% senior notes at a cash purchase price of $1,077.50 per $1,000.00 of senior notes. As a result of the tender offer, the Company repurchased approximately $185.9 million of principal amount of the senior notes for approximately $200.3 million, plus accrued interest. In October 2018, the Company repurchased the remaining principal amount of the senior notes of approximately $114.1 million for approximately $122.5 million, plus accrued interest. Both repurchases resulted in total losses on extinguishment of debt of approximately $24.5 million, including associated fees. As a result of the repurchase of the 5 7/8% senior notes, the Company recorded a cumulative amount of approximately $4.7 million of accelerated amortization of a deferred gain related to a terminated interest rate swap instrument associated with the senior notes. The losses on extinguishment as well as the accelerated amortization were reflected in “Interest expense, net,” for the year ended December 31, 2018.
Short-Term Borrowings
As of December 31, 2019 and 2018, the Company had short-term borrowings due within one year of approximately $150.5 million and $138.0 million, respectively.
Standby Letters of Credit and Similar Instruments
The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2019 and 2018, outstanding letters of credit totaled $13.9 million and $14.1 million, respectively.

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

The Company also maintains an Executive Nonqualified Pension Plan (“ENPP”) that provides certain senior executives with retirement income for a period of 15 years or up to a lifetime annuity, if certain requirements are met. Benefits under the ENPP vest if the participant has attained age 50 and has at least ten years of service (including five years as a participant in the ENPP), but are not payable until the participant reaches age 65. The lifetime annuity benefit generally is available only to vested participants who retire on or after reaching age 65. The ENPP is an unfunded, nonqualified defined benefit pension plan.

Net annual pension costs for the years ended December 31, 2019, 2018 and 2017 for the Company’s defined benefit pension plans and ENPP are set forth below (in millions):

Pension benefits	2019	2018	2017
Service cost	$15.5	$16.6	$17.1
Interest cost	20.7	19.9	20.6
Expected return on plan assets	(28.1)	(34.0)	(35.9)
Amortization of net actuarial losses	14.3	13.8	13.4
Amortization of prior service cost	1.6	1.2	1.2
Net loss recognized due to settlement	0.5	0.9	0.2
Net annual pension cost	$24.5	$18.4	$16.6

The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense, net” in the Company’s Consolidated Statements of Operations.

The weighted average assumptions used to determine the net annual pension costs for the Company’s defined benefit pension plans and ENPP for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
All plans:
Weighted average discount rate	2.8%	2.5%	2.7%
Weighted average expected long-term rate of return on plan assets	4.6%	5.4%	5.8%
Rate of increase in future compensation	1.8%-5.0%	1.8%-5.0%	1.5%-5.0%
U.S.-based plans:
Weighted average discount rate	4.35%	3.70%	4.25%
Weighted average expected long-term rate of return on plan assets(1)	5.5%	6.0%	6.0%
Rate of increase in future compensation(2)	5.0%	5.0%	5.0%

___________________________________

(1)	Applicable for U.S. funded, qualified plans.

(2)	Applicable for U.S. unfunded, nonqualified plan.

For the Company’s Swiss cash balance plan, the interest crediting rate of 1.0% for both 2019 and 2018 was set equal to the current annual minimum rate set by the government for the mandatory portion of the account balance. Amounts above that have an interest crediting rate of 0.25%.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net annual postretirement benefit costs, and the weighted average discount rate used to determine them, for the years ended December 31, 2019, 2018 and 2017 are set forth below (in millions, except percentages):

Postretirement benefits	2019	2018	2017
Service cost	$0.1	$0.1	$0.1
Interest cost	1.3	1.4	1.4
Amortization of net actuarial losses	—	0.1	0.1
Amortization of prior service cost	0.1	0.2	0.2
Net annual postretirement benefit cost	$1.5	$1.8	$1.8
Weighted average discount rate	5.2%	4.9%	5.3%

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth reconciliations of the changes in benefit obligation, plan assets and funded status as of December 31, 2019 and 2018 (in millions):

	Pension and ENPP Benefits		Postretirement Benefits
Change in benefit obligation	2019	2018	2019	2018
Benefit obligation at beginning of year	$823.1	$916.7	$25.3	$30.2
Service cost	15.5	16.6	0.1	0.1
Interest cost	20.7	19.9	1.3	1.4
Plan participants’ contributions	1.2	1.2	—	—
Actuarial losses (gains)	83.3	(55.2)	4.5	(4.2)
Amendments	4.7	8.5	—	—
Settlements	(0.8)	(1.5)	—	—
Benefits paid	(44.8)	(45.9)	(1.5)	(1.4)
Other	—	1.9	—	—
Foreign currency exchange rate changes	14.4	(39.1)	(0.3)	(0.8)
Benefit obligation at end of year	$917.3	$823.1	$29.4	$25.3

	Pension and ENPP Benefits		Postretirement Benefits
Change in plan assets	2019	2018	2019	2018
Fair value of plan assets at beginning of year	$617.1	$691.8	$—	$—
Actual return on plan assets	91.2	(32.4)	—	—
Employer contributions	30.6	36.8	1.5	1.4
Plan participants’ contributions	1.2	1.2	—	—
Benefits paid	(44.8)	(45.9)	(1.5)	(1.4)
Settlements	(0.8)	(1.5)	—	—
Foreign currency exchange rate changes	16.5	(32.9)	—	—
Fair value of plan assets at end of year	$711.0	$617.1	$—	$—
Funded status	$(206.3)	$(206.0)	$(29.4)	$(25.3)
Unrecognized net actuarial losses (gains)	362.2	356.7	3.9	(0.6)
Unrecognized prior service cost	22.5	19.5	3.0	3.1
Accumulated other comprehensive loss	(384.7)	(376.2)	(6.9)	(2.5)
Net amount recognized	$(206.3)	$(206.0)	$(29.4)	$(25.3)

Amounts recognized in Consolidated Balance Sheets:
Other long-term asset	$6.2	$0.1	$—	$—
Other current liabilities	(4.9)	(3.8)	(1.6)	(1.5)
Accrued expenses	(3.3)	(2.9)	—	—
Pensions and postretirement health care benefits (noncurrent)	(204.3)	(199.4)	(27.8)	(23.8)
Net amount recognized	$(206.3)	$(206.0)	$(29.4)	$(25.3)

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s ENPP and defined pension and postretirement benefit plans during the years ended December 31, 2019 and 2018 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2017	$(380.6)	$(95.5)	$(285.1)
Prior service cost arising during the year	(8.5)	(1.5)	(7.0)
Net loss recognized due to settlement	1.0	0.1	0.9
Net actuarial loss arising during the year	(7.0)	(2.8)	(4.2)
Amortization of prior service cost	1.4	0.1	1.3
Amortization of net actuarial losses	13.9	2.2	11.7
Accumulated other comprehensive loss as of December 31, 2018	$(379.8)	$(97.4)	$(282.4)
Prior service cost arising during the year	(4.7)	—	(4.7)
Net loss recognized due to settlement	0.6	—	0.6
Net actuarial loss arising during the year	(25.3)	(2.0)	(23.3)
Amortization of prior service cost	1.7	0.1	1.6
Amortization of net actuarial losses	14.3	2.5	11.8
Accumulated other comprehensive loss as of December 31, 2019	$(393.2)	$(96.8)	$(296.4)

The unrecognized net actuarial losses included in accumulated other comprehensive loss related to the Company’s defined benefit pension plans and ENPP as of December 31, 2019 and 2018 are set forth below (in millions):

	2019	2018
Unrecognized net actuarial losses	$362.2	$356.7

The increase in unrecognized net actuarial losses between years primarily resulted from lower discount rates at December 31, 2019 compared to December 31, 2018. The unrecognized net actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. For some of the Company’s defined benefit pension plans, these losses, to the extent they exceed 10% of the greater of the plan’s liabilities or the fair value of assets (“the gain/loss corridor”), will be amortized on a straight-line basis over the periods discussed as follows. For the Company’s U.S. salaried, U.S. hourly and U.K. defined benefit pension plans, the population covered is predominantly inactive participants, and losses related to those plans, to the extent they exceed the gain/loss corridor, will be amortized over the average remaining lives of those participants while covered by the respective plan. For the Company’s ENPP, the population is predominantly active participants, and losses related to the plan will be amortized over the average future working lifetime of the active participants expected to receive benefits. As of December 31, 2019, the average amortization periods were as follows:

	ENPP	U.S. Plans	U.K. Plan
Average amortization period of losses related to defined benefit pension plans	7 years	15 years	19 years

The following table summarizes the unrecognized prior service cost related to the Company's defined benefit pension plans as of December 31, 2019 and 2018 (in millions):

	2019	2018
Unrecognized prior service cost	$22.5	$19.5

The increase in the unrecognized prior service cost between years is due primarily to a plan amendment related to the Company's ENPP.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the unrecognized net actuarial losses (gains) included in the Company's accumulated other comprehensive loss related to the Company’s U.S. and Brazilian postretirement health care benefit plans as of December 31, 2019 and 2018 (in millions):

	2019	2018
Unrecognized net actuarial losses (gains)(1)	$3.9	$(0.6)
___________________________________
(1) Includes a loss of approximately $1.6 million and $0.3 million, respectively, related to the Company’s U.S. postretirement benefit plans.

The increase in unrecognized net actuarial losses related to the Company’s U.S. and Brazilian postretirement benefit plans was primarily due to lower discount rates as of December 31, 2019 as compared to December 31, 2018. The unrecognized net actuarial gains or losses will be impacted in future periods by discount rate changes, actual demographic experience, actual health care inflation and certain other factors. These gains or losses, to the extent they exceed the gain/loss corridor, will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits, or the average remaining lives of inactive participants, covered under the postretirement benefit plans. As of December 31, 2019, the average amortization period was 12 years for the Company’s U.S. postretirement benefit plans.

As of December 31, 2019 and 2018, the net prior service cost related to the Company’s U.S. and Brazilian postretirement health care benefit plans was as follows (in millions):

	2019	2018
Net prior service cost	$3.0	$3.1

The following table summarizes the fair value of plan assets, aggregate projected benefit obligation and accumulated benefit obligation as of December 31, 2019 and 2018 for defined benefit pension plans, ENPP and other postretirement plans with accumulated benefit obligations in excess of plan assets (in millions):

	2019	2018
All plans:
Fair value of plan assets	$67.8	$616.0
Projected benefit obligation	309.3	847.3
Accumulated benefit obligation	275.2	798.5
U.S.-based plans and ENPP:
Fair value of plan assets	$38.3	$36.8
Projected benefit obligation	172.5	145.6
Accumulated benefit obligation	151.9	128.7

The amounts for 2019 disclosed above do not include the fair value of plan assets, the projected benefit obligation or the accumulated benefit obligation related to the Company's U.K. plan. The 2018 amounts disclosed above do include balances related to the Company's U.K. plan. The Company’s U.K. plan's fair value of plan assets was in excess of the plan’s accumulated benefit obligation as of December 31, 2019.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s accumulated comprehensive loss as of December 31, 2019 and 2018 reflects a reduction in equity related to the following items (in millions):

	2019	2018
All plans(1):
Reduction in equity, net of taxes of $96.3 and $97.0 at December 31, 2019 and 2018, respectively	$391.6	$378.7
GIMA joint venture(2):
Reduction in equity, net of taxes of $0.5 and $0.4 at December 31, 2019 and 2018, respectively	1.6	1.1
______________________________________

(1)	Primarily related to the Company’s U.K. pension plan.

(2)
These amounts represented 50% of GIMA’s unrecognized net actuarial losses and unrecognized prior service cost associated with its pension plan. In addition, GIMA recognized a net actuarial loss due to settlements of approximately $0.1 million during both 2019 and 2018.

The Company’s defined benefit pension obligation has been reflected based on the manner in which its defined benefit plans are being administered. The obligation and resulting liability is calculated employing both actuarial and legal assumptions. These assumptions include, but are not limited to, future inflation, the return on pension assets, discount rates, life expectancy and potential salary increases. There are also assumptions related to the manner in which individual benefit plan benefits are calculated, some of which are legal in nature and include, but are not limited to, member eligibility, years of service and the uniformity of both guaranteed minimum pension benefits and member normal retirement ages for men and women. Some of these assumptions also are subject to the outcome of certain legal cases, which are currently unknown. In the event that any of these assumptions or the administration approach are proven to be different from the Company’s current interpretations and approach, there could be material increases in the Company’s defined benefit pension obligation and the related amounts and timing of future contributions to be paid by the Company.

The weighted average assumptions used to determine the benefit obligation for the Company’s defined benefit pension plans and ENPP as of December 31, 2019 and 2018 are as follows:

	2019	2018
All plans:
Weighted average discount rate	2.0%	2.8%
Rate of increase in future compensation	1.75%-5.0%	1.75%-5.0%
U.S.-based plans:
Weighted average discount rate	3.45%	4.35%
Rate of increase in future compensation(1)	5.0%	5.0%

____________________________________

(1)	Applicable for U.S. unfunded, nonqualified plan.

The weighted average discount rate used to determine the benefit obligation for the Company’s postretirement benefit plans for the years ended December 31, 2019 and 2018 was 4.5% and 5.2%, respectively.

For the years ended December 31, 2019, 2018 and 2017, the Company used a globally consistent methodology to set the discount rate in the countries where its largest benefit obligations exist. In the United States, the United Kingdom and the Euro Zone, the Company constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of the Company’s benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the portfolio is constructed is consistent. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, in which high-quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy the Company’s U.S. pension plans’ projected benefit payments. In the United Kingdom and the Euro Zone, the discount rate is derived using a “yield curve approach,” in which an individual spot rate, or zero coupon bond yield, for each future annual period is developed to discount each future benefit payment and, thereby, determine the present value of all future payments. The Company uses a spot yield curve to determine the discount rate applicable in the United Kingdom to measure the U.K. pension plan’s service cost and interest cost. Under the settlement and yield curve approaches, the discount rate is set to equal the single discount rate that produces the same present value of all future payments.

For measuring the expected U.S. postretirement benefit obligation at December 31, 2019, the Company assumed a 6.25% health care cost trend rate for 2020 decreasing to 5.0% by 2025. For measuring the expected U.S. postretirement benefit

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

obligation at December 31, 2018, the Company assumed a 6.50% health care cost trend rate for 2019 decreasing to 5.0% by 2025. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2019, the Company assumed a 10.55% health care cost trend rate for 2020, decreasing to 4.8% by 2031. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2018, the Company assumed a 10.8% health care cost trend rate for 2019, decreasing to 5.0% by 2030.

The Company currently estimates its minimum contributions and benefit payments to its U.S.-based underfunded defined benefit pension plans and unfunded ENPP for 2020 will aggregate approximately $3.6 million. The Company currently estimates its minimum contributions for underfunded plans and benefit payments for unfunded plans for 2020 to its non-U.S.-based defined benefit pension plans will aggregate approximately $30.0 million, of which approximately $20.2 million relates to its U.K. pension plan. The Company currently estimates its benefit payments for 2020 to its U.S.-based postretirement health care and life insurance benefit plans will aggregate approximately $1.6 million and its benefit payments for 2020 to its Brazilian postretirement health care benefit plans will aggregate less than $0.1 million.

During 2019, approximately $45.6 million of benefit payments were made related to the Company’s defined benefit pension plans and ENPP. At December 31, 2019, the aggregate expected benefit payments for the Company’s defined benefit pension plans and ENPP are as follows (in millions):

2020	$47.0
2021	49.7
2022	50.3
2023	50.3
2024	51.0
2025 through 2029	278.3
$526.6

During 2019, approximately $1.5 million of benefit payments were made related to the Company’s U.S. and Brazilian postretirement benefit plans. At December 31, 2019, the aggregate expected benefit payments for the Company’s U.S. and Brazilian postretirement benefit plans are as follows (in millions):

2020	$1.6
2021	1.7
2022	1.7
2023	1.7
2024	1.7
2025 through 2029	8.6
$17.0

Investment Strategy and Concentration of Risk

The weighted average asset allocation of the Company’s U.S. pension benefit plans as of December 31, 2019 and 2018 are as follows:

Asset Category	2019	2018
Equity securities	34%	27%
Fixed income securities	59%	57%
Other investments	7%	16%
Total	100%	100%

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted average asset allocation of the Company’s non-U.S. pension benefit plans as of December 31, 2019 and 2018 are as follows:

Asset Category	2019	2018
Equity securities	39%	39%
Fixed income securities	54%	54%
Other investments	7%	7%
Total	100%	100%

The Company categorizes its pension plan assets into one of three levels based on the assumptions used in valuing the asset. See Note 13 for a discussion of the fair value hierarchy as per the guidance in ASC 820, “Fair Value Measurements” (“ASC 820”). The Company’s valuation techniques are designed to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses the following valuation methodologies to measure the fair value of its pension plan assets:

•
Equity Securities: Equity securities are valued on the basis of the closing price per unit on each business day as reported on the applicable exchange. Equity funds are valued using the net asset value of the fund, which is based on the fair value of the underlying securities.

•
Fixed Income: Fixed income securities are valued using the closing prices in the active market in which the fixed income investment trades. Fixed income funds are valued using the net asset value of the fund, which is based on the fair value of the underlying securities.

•	Cash: These investments primarily consist of short-term investment funds which are valued using the net asset value.

•
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

•	Insurance Contracts: Insurance contracts are valued using current prevailing interest rates.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of the Company’s pension assets as of December 31, 2019 is as follows (in millions):

	Total	Level 1	Level 2	Level 3
Equity securities:
Global equities	$183.4	$116.5	$66.9	$—
Non-U.S. equities	3.8	3.8	—	—
U.K. equities	65.2	65.2	—	—
U.S. large cap equities	5.9	5.9	—	—
U.S. small cap equities	3.4	3.4	—	—
Total equity securities	261.7	194.8	66.9	—
Fixed income:
Aggregate fixed income	150.1	150.1	—	—
International fixed income	220.0	220.0	—	—
Total fixed income share(1)	370.1	370.1	—	—
Alternative investments:
Private equity fund	2.3	—	—	2.3
Hedge funds measured at net asset value(4)	33.3	—	—	—
Total alternative investments(2)	35.6	—	—	2.3
Miscellaneous funds(3)	30.8	—	—	30.8
Cash and equivalents measured at net asset value(4)	12.8	—	—	—
Total assets	$711.0	$564.9	$66.9	$33.1
______________________________________

(1)
43% of “fixed income” securities are in investment-grade corporate bonds; 18% are in government treasuries; 14% are in high-yield securities; 10% are in foreign securities; 9% are in asset-backed and mortgage-backed securities; and 6% are in other various fixed income securities.

(2)
42% of “alternative investments” are in relative value funds; 24% are in long-short equity funds; 21% are in event-driven funds; 7% are distributed in hedged and non-hedged funds; and 6% are in credit funds.

(3)	“Miscellaneous funds” is comprised of insurance contracts in Finland, Norway and Switzerland.

(4)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

The following is a reconciliation of Level 3 assets as of December 31, 2019 (in millions):

	Total	Alternative Investments	Miscellaneous Funds
Beginning balance as of December 31, 2018	$30.5	$2.3	$28.2
Actual return on plan assets:
(a) Relating to assets still held at reporting date	1.9	(0.1)	2.0
(b) Relating to assets sold during period	—	—	—
Purchases, sales and /or settlements	1.3	0.1	1.2
Foreign currency exchange rate changes	(0.6)	—	(0.6)
Ending balance as of December 31, 2019	$33.1	$2.3	$30.8

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of the Company’s pension assets as of December 31, 2018 is as follows (in millions):

	Total	Level 1	Level 2	Level 3
Equity securities:
Global equities	$104.4	$104.4	$—	$—
Non-U.S. equities	3.0	3.0	—	—
U.K. equities	112.4	112.4	—	—
U.S. large cap equities	4.5	4.5	—	—
U.S. small cap equities	2.4	2.4	—	—
Preferred securities	0.2	0.2
Total equity securities	226.9	226.9	—	—
Fixed income:
Aggregate fixed income	131.5	131.5	—	—
International fixed income	189.3	189.3	—	—
Total fixed income share(1)	320.8	320.8	—	—
Alternative investments:
Private equity fund	2.3	—	—	2.3
Hedge funds measured at net asset value(4)	31.8	—	—	—
Total alternative investments(2)	34.1	—	—	2.3
Miscellaneous funds(3)	28.2	—	—	28.2
Cash and equivalents measured at net asset value(4)	7.1	—	—	—
Total assets	$617.1	$547.7	$—	$30.5
_______________________________________

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

The investment strategy for the plans’ portfolio of assets balances the requirement to generate returns with the need to control risk. The asset mix is recognized as the primary mechanism to influence the reward and risk structure of the pension fund investments in an effort to accomplish the plans’ funding objectives. The overall investment strategies and target

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

allocations of retirement fund investments for the Company’s U.S.-based pension plans and the non-U.S. based pension plans are as follow:

	U.S. Pension Plans	Non-U.S. Pension Plans(1)
Overall investment strategies(2):
Assets for the near-term benefit payments	60.0%	55.0%
Assets for longer-term growth	40.0%	45.0%
Total	100.0%	100.0%

Target allocations:
Equity securities	30.0%	40.0%
Fixed income securities	55.0%	55.0%
Alternative investments	10.0%	5.0%
Cash and cash equivalents	5.0%	—%
Total	100.0%	100.0%
_______________________________________

(1)	The majority of the Company’s non-U.S. pension fund investments are related to the Company’s pension plan in the United Kingdom.

(2)	The overall U.S. and non-U.S. pension funds invest in a broad diversification of assets types.

The Company has noted that over very long periods, this mix of investments would achieve an average return on its U.S.-based pension plans of approximately 5.50%. In arriving at the choice of an expected return assumption of 5.0% for its U.S. plans for the year ended December 31, 2020, the Company has tempered this historical indicator with lower expectations for returns and changes to investments in the future as well as the administrative costs of the plans. The Company has noted that over very long periods, this mix of investments would achieve an average return on its non-U.S. based pension plans of approximately 4.75%. In arriving at the choice of an expected return assumption of 4.25% for its U.K.-based plans for the year ended December 31, 2020, the Company has tempered this historical indicator with lower expectations for returns and changes to investments in the future as well as the administrative costs of the plans.

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

The Company maintains separate defined contribution plans covering certain employees, primarily in the United States, the United Kingdom and Brazil. Under the plans, the Company contributes a specified percentage of each eligible employee’s compensation. The Company contributed approximately $15.8 million for both the years ended December 31, 2019 and 2018, and approximately $15.1 million for the year ended December 31, 2017.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.    Stockholders’ Equity

Common Stock

At December 31, 2019, the Company had 150,000,000 authorized shares of common stock with a par value of $0.01 per share, with approximately 75,471,562 shares of common stock outstanding and approximately 3,581,614 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “Plan”) (See Note 10).

Share Repurchase Program

During 2019 and 2018, the Company repurchased 1,794,256 and 3,120,184 shares of its common stock, respectively, for approximately $130.0 million and $184.3 million, respectively, either through Accelerated Share Repurchase (“ASR”) agreements with financial institutions or through open market transactions. All shares received were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Consolidated Balance Sheets.

As of December 31, 2019, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $300.0 million, which has no expiration date.

In February 2020, the Company entered into an ASR agreement with a financial institution to repurchase an aggregate of $25.0 million of shares of its common stock. The Company received approximately 297,000 shares to date in this transaction. Upon settlement of the ASR, the Company may be entitled to receive additional shares of common stock or, under certain circumstances, be required to remit a settlement amount. The Company expects that the additional shares will be received by the Company upon final settlement of its current ASR agreement, which expires during the second quarter of 2020.

Dividends

The Company’s Board of Directors has declared and the Company has paid quarterly cash dividends per common share generally beginning in the first quarter of the following years:

	2019(1)	2018	2017
Dividends declared and paid per common share	$0.15	$0.15	$0.14
____________________________________

(1)
The Company's Board of Directors has declared and the Company has paid quarterly cash dividends of $0.16 per common share beginning in the second quarter of 2019, from $0.15 per common share in the first quarter of 2019.

On January 23, 2020, the Company’s Board of Directors approved a quarterly dividend of $0.16 per common share beginning in the first quarter of 2020.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss

The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the years ended December 31, 2019 and 2018 (in millions):

	Defined Benefit Pension Plans	Cumulative Translation Adjustment	Deferred Net Gains (Losses) on Derivatives	Total
Accumulated other comprehensive loss, December 31, 2017	$(285.1)	$(1,071.8)	$(4.7)	$(1,361.6)
Other comprehensive loss before reclassifications	(10.3)	(202.6)	(1.1)	(214.0)
Net losses reclassified from accumulated other comprehensive loss	13.0	—	7.2	20.2
Other comprehensive income (loss), net of reclassification adjustments	2.7	(202.6)	6.1	(193.8)
Accumulated other comprehensive loss, December 31, 2018	(282.4)	(1,274.4)	1.4	(1,555.4)
Other comprehensive loss before reclassifications	(27.4)	(23.1)	(2.6)	(53.1)
Net losses (gains) reclassified from accumulated other comprehensive loss	13.4	—	(0.1)	13.3
Other comprehensive loss, net of reclassification adjustments	(14.0)	(23.1)	(2.7)	(39.8)
Accumulated other comprehensive loss, December 31, 2019	$(296.4)	$(1,297.5)	$(1.3)	$(1,595.2)

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the years ended December 31, 2019 and 2018 (in millions):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Consolidated Statements of Operations
	Year ended December 31, 2019(1)	Year ended December 31, 2018(1)
Derivatives:
Net (gains) losses on foreign currency contracts	$(0.1)	$2.3	Cost of goods sold
Net losses on interest rate swap contract	—	6.3	Interest expense, net
Reclassification before tax	(0.1)	8.6
	—	(1.4)	Income tax provision
Reclassification net of tax	$(0.1)	$7.2

Defined benefit pension plans:
Amortization of net actuarial losses	$14.3	$13.9	Other expense, net(2)
Amortization of prior service cost	1.7	1.4	Other expense, net(2)
Reclassification before tax	16.0	15.3
	(2.6)	(2.3)	Income tax provision
Reclassification net of tax	$13.4	$13.0

Net losses reclassified from accumulated other comprehensive loss	$13.3	$20.2

____________________________________

(1)	(Gains) losses included within the Consolidated Statements of Operations for the years ended December 31, 2019 and 2018, respectively.

(2)
These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 8 to the Company’s Consolidated Financial Statements.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.    Stock Incentive Plan

Under the Plan, up to 10,000,000 shares of AGCO common stock may be issued. As of December 31, 2019, approximately 3,581,614 shares remained available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Long-Term Incentive Plan and Related Performance Awards

The Company’s primary long-term incentive plan is a performance share plan that provides for awards of shares of the Company’s common stock based on achieving financial targets, such as targets for earnings per share, return on invested capital and operating margins, as determined by the Company’s Board of Directors. The stock awards under the Plan are earned over a performance period, and the number of shares earned is determined based on annual cumulative or average results for the specified period, depending on the measurement. Performance periods for the Company’s primary long-term incentive plan are consecutive and overlapping three-year cycles, and performance targets are set at the beginning of each cycle. The primary long-term incentive plan provides for participants to earn 33% to 200% of the target awards depending on the actual performance achieved, with no shares earned if performance is below the established minimum target. Awards earned under the Plan are paid in shares of common stock at the end of each three-year performance period. The percentage level achievement is determined annually, with the ultimate award that is earned determined based upon the average of the three annual percentages. The compensation expense associated with these awards is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned.

Compensation expense recorded during 2019, 2018 and 2017 with respect to awards granted was based upon the stock price as of the grant date. The weighted average grant-date fair value of performance awards granted under the Plan during 2019, 2018 and 2017 was as follows:

	Years Ended December 31,
	2019	2018	2017
Weighted average grant-date fair value	$61.01	$71.40	$61.94

During 2019, the Company granted 542,180 performance awards related to varying performance periods. The awards granted assume the maximum target levels of performance are achieved. The compensation expense associated with all awards granted under the Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved.

Performance award transactions during 2019 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Shares awarded but not earned at January 1	938,862
Shares awarded	542,180
Shares forfeited	(45,346)
Shares earned	(503,514)
Shares awarded but not earned at December 31	932,182

Based on the level of performance achieved as of December 31, 2019, 492,314 shares were earned under the related performance period and 302,009 shares were issued in February 2020, net of 190,305 shares that were withheld for taxes related to the earned awards. The Plan allows for the participant to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state and employment taxes which would be payable at the time of grant.

During 2017, the Company recorded approximately $4.8 million of accelerated stock compensation expense associated with a stock award declined by the Company’s Chief Executive Officer.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2019, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was approximately $24.0 million, and the weighted average period over which it is expected to be recognized is approximately one and one-half years. This estimate is based on the current projected levels of performance of outstanding awards. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

Restricted Stock Units

During the year ended December 31, 2019, the Company granted 165,160 restricted stock unit (“RSU”) awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period, subject to adjustment in certain cases based on performance metric relative to the Company's peer group, commencing in 2020. The compensation expense associated with these awards is being amortized ratably over the requisite service period for the awards that are expected to vest. The weighted average grant-date fair value of the RSUs granted under the Plan during the years ended December 31, 2019, 2018 and 2017 were $61.01, $63.99 and $61.99, respectively. RSU transactions during the year ended December 31, 2019 were as follows:

Shares awarded but not vested at January 1	352,975
Shares awarded	165,160
Shares forfeited	(8,424)
Shares vested	(113,182)
Shares awarded but not vested at December 31	396,529

As of December 31, 2019, the total compensation cost related to the unvested RSUs not yet recognized was approximately $12.6 million, and the weighted average period over which it is expected to be recognized is approximately one and one-half years.

Stock-settled Appreciation Rights

Certain executives and key managers are eligible to receive grants of SSARs. The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSARs at any time after the grant is vested but no later than seven years after the date of grant. The SSARs vest ratably over a four-year period from the date of grant. SSAR awards made to certain executives and key managers under the Plan are made with the base price equal to the price of the Company’s common stock on the date of grant. The Company recorded stock compensation expense of approximately $2.4 million, $2.4 million and $3.0 million associated with SSAR awards during 2019, 2018 and 2017, respectively. The compensation expense associated with these awards is being amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option pricing model.

The weighted average grant-date fair value of SSAR awards granted under the Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Weighted average grant-date fair value	$11.34	$12.88	$11.45
Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	3.0	3.0	3.0
Risk-free interest rate	2.6%	2.2%	1.5%
Expected volatility	24.2%	23.7%	25.9%
Expected dividend yield	1.0%	0.8%	0.9%

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SSAR transactions during the year ended December 31, 2019 were as follows:

SSARs outstanding at January 1	1,099,592
SSARs granted	243,600
SSARs exercised	(562,030)
SSARs canceled or forfeited	(21,487)
SSARs outstanding at December 31	759,675
SSAR price ranges per share:
Granted	$62.85
Exercised	43.88 - 73.14
Canceled or forfeited	43.88 - 73.14
Weighted average SSAR exercise prices per share:
Granted	$62.85
Exercised	50.73
Canceled or forfeited	62.56
Outstanding at December 31	61.30

At December 31, 2019, the weighted average remaining contractual life of SSARs outstanding was approximately 4.6 years. As of December 31, 2019, the total compensation cost related to unvested SSARs not yet recognized was approximately $3.9 million and the weighted-average period over which it is expected to be recognized is approximately two and one-half years.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price as of December 31, 2019:

	SSARs Outstanding			SSARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable as of December 31, 2019	Weighted Average Exercise Price
$43.88 - $55.23	175,825	2.6	$46.52	111,100	$46.45
$62.85 - $ 73.14	583,850	5.1	$65.75	98,525	$67.09
	759,675			209,625	$56.15

The total fair value of SSARs vested during 2019 was approximately $3.1 million. There were 550,050 SSARs that were not vested as of December 31, 2019. The total intrinsic value of outstanding and exercisable SSARs as of December 31, 2019 was $8.1 million and $4.3 million, respectively. The total intrinsic value of SSARs exercised during 2019 was approximately $12.7 million.

The excess tax benefit realized for tax deductions in the United States related to the exercise of SSARs, vesting of RSU awards and vesting of performance awards under the Plan was approximately $2.7 million for the year ended December 31, 2019. The excess tax benefit realized for tax deductions in the United States related to the exercise of SSARs and vesting of RSU awards and vesting of performance awards under the Plan was approximately $1.6 million for the year ended December 31, 2018. The excess tax benefit realized for tax deductions in the United States related to the exercise of SSARs and vesting of RSU awards under the Plan was less than $0.1 million for the year ended December 31, 2017. The Company realized an insignificant tax benefit from the exercise of SSARs, vesting of performance awards and vesting of RSU awards in certain foreign jurisdictions during the years ended December 31, 2019, 2018 and 2017.

On January 22, 2020, the Company granted 212,720 performance award shares (subject to the Company achieving future target levels of performance), 187,100 SSARs and 95,820 RSUs under the Plan.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Director Restricted Stock Grants

Pursuant to the Plan, all non-employee directors receive annual restricted stock grants of the Company’s common stock. All restricted stock grants made to the Company’s directors are restricted as to transferability for a period of one year. In the event a director departs from the Company’s Board of Directors, the non-transferability period expires immediately. The plan allows each director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes that would be payable at the time of grant. The 2019 grant was made on April 25, 2019 and equated to 19,386 shares of common stock, of which 14,105 shares of common stock were issued, after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.4 million during 2019 associated with these grants.

11.    Derivative Instruments and Hedging Activities

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

During 2019, 2018 and 2017, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was $332.7 million and $127.0 million as of December 31, 2019 and 2018, respectively.

The following table summarizes the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and net income during 2019, 2018 and 2017 (in millions):

		Recognized in Net Income
	(Loss) Gain Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Consolidated Statements of Operations Containing Hedge Gains (Losses)
2019
Foreign currency contracts(1)	$(2.6)	Cost of goods sold	$0.1	$7,057.1
2018
Foreign currency contracts	$0.4	Cost of goods sold	$(2.2)	$7,355.3
Interest rate swap contract	(1.5)	Interest expense, net	(5.0)	53.8
Total	$(1.1)		$(7.2)
2017
Foreign currency contracts	$2.7	Cost of goods sold	$0.4	$6,541.2
Interest rate swap contract	(0.7)	Interest expense, net	(2.4)	45.1
Total	$2.0		$(2.0)

(1) The outstanding contracts as of December 31, 2019 range in maturity through December 2020.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the years ended December 31, 2019, 2018 and 2017 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2016	$(10.1)	$(1.4)	$(8.7)
Net changes in fair value of derivatives	1.9	(0.1)	2.0
Net losses reclassified from accumulated other comprehensive loss into income	2.2	0.2	2.0
Accumulated derivative net losses as of December 31, 2017	$(6.0)	$(1.3)	$(4.7)
Net changes in fair value of derivatives	(1.0)	0.1	(1.1)
Net losses reclassified from accumulated other comprehensive loss into income	8.6	1.4	7.2
Accumulated derivative net gains as of December 31, 2018	1.6	0.2	1.4
Net changes in fair value of derivatives	(3.0)	(0.4)	(2.6)
Net gains reclassified from accumulated other comprehensive loss into income	(0.1)	—	(0.1)
Accumulated derivative net losses as of December 31, 2019	$(1.5)	$(0.2)	$(1.3)

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

In January 2018, the Company entered into a cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap has an expiration date of January 19, 2021. At maturity of the cross currency swap contract, the Company will deliver the notional amount of approximately €245.7 million (or approximately $275.3 million as of December 31, 2019) and will receive $300.0 million from the counterparties. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swap.

In January 2019 and September 2019, the Company designated €160.0 million and €30.0 million, respectively, of its multi-currency revolving credit facility with a maturity date of October 17, 2023 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. During September 2019, the Company repaid the designated amount outstanding under its multi-currency revolving credit facility and the foreign currency denominated debt was de-designated as a net investment hedge.

The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	December 31, 2019	December 31, 2018
Cross currency swap contract	$300.0	$300.0

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the after-tax impact of changes in the fair value of the instrument designated as a net investment hedge (in millions):

	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Foreign currency denominated debt	$2.5	$(14.4)	$(45.0)
Cross currency swap contract	9.3	17.7	—

Derivative Transactions Not Designated as Hedging Instruments

During 2019, 2018 and 2017, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of December 31, 2019 and 2018, the Company had outstanding foreign currency contracts with a notional amount of approximately $2,800.3 million and $1,335.8 million, respectively.

The following table summarizes the impact that changes in the fair value of derivatives not designated as hedging instruments had on net income (in millions):

		For the Years Ended
	Classification of Gain (Loss)	December 31, 2019	December 31, 2018	December 31, 2017
Foreign currency contracts	Other expense, net	$20.4	$(1.4)	$38.3

The table below sets forth the fair value of derivative instruments as of December 31, 2019 (in millions):

	Asset Derivatives as of December 31, 2019		Liability Derivatives as of December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.6	Other current liabilities	$1.9
Cross currency swap contract	Other noncurrent assets	27.0	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	11.7	Other current liabilities	13.1
Total derivative instruments		$39.3		$15.0

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below sets forth the fair value of derivative instruments as of December 31, 2018 (in millions):

	Asset Derivatives as of December 31, 2018		Liability Derivatives as of December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.9	Other current liabilities	$0.4
Cross currency swap contract	Other noncurrent assets	17.7	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	5.1	Other current liabilities	6.2
Total derivative instruments		$24.7		$6.6

Former Interest Rate Swap Contract

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.    Commitments and Contingencies

The future payments required under the Company’s significant commitments, excluding indebtedness, as of December 31, 2019 are as follows (in millions):

	Payments Due By Period
	2020	2021	2022	2023	2024	Thereafter	Total
Interest payments related to indebtedness(1)(2)	$13.9	$13.2	$10.8	$8.0	$5.8	$5.7	$57.4
Unconditional purchase obligations(3)	102.1	20.9	4.5	0.2	—	—	127.7
Other short-term and long-term obligations(4)	91.7	67.3	38.5	32.4	18.5	47.6	296.0
Total contractual cash obligations	$207.7	$101.4	$53.8	$40.6	$24.3	$53.3	$481.1
____________________________________

(1)
Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods (unaudited).

(2)	Refer to Note 7 for more information on the Company's commitments with respect to indebtedness.

(3)	Unconditional purchase obligations exclude routine purchase orders entered into in the normal course of business.

(4)
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

	Amount of Commitment Expiration Per Period
	2020	2021	2022	2023	2024	Thereafter	Total
Guarantees	$44.7	$6.1	$6.9	$5.2	$3.2	$0.5	$66.6

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

At December 31, 2019, the Company has outstanding guarantees of indebtedness owed to third parties of approximately $47.6 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2025. Losses under such guarantees historically have been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid. The Company also has obligations to guarantee indebtedness owed to certain of its finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant and the guarantees are not material. The Company believes the credit risk associated with all of these guarantees is not material to its financial position or results of operations.

In addition, at December 31, 2019, the Company had accrued approximately $18.9 million of outstanding guarantees of minimum residual values that may be owed to its finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantee is approximately $26.7 million.

Other

At December 31, 2019, the Company had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $3,133.0 million. The outstanding contracts as of December 31, 2019 range in maturity through December 2020 (see Note 11).

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

Contingencies

In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2019, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $32.6 million). The amount ultimately in dispute will be significantly greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018 are summarized below (in millions):

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$39.3	$—	$39.3
Derivative liabilities	—	15.0	—	15.0

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$24.7	$—	$24.7
Derivative liabilities	—	6.6	—	6.6

Cash and cash equivalents, accounts and notes receivable, net and accounts payable are valued at their carrying amounts in the Company’s Consolidated Balance Sheets, due to the immediate or short-term maturity of these financial instruments.

The carrying amounts of long-term debt under the Company’s senior term loan due 2022, 1.002% senior term loan due 2025 and senior term loans due between 2021 and 2028 approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. See Note 7 for additional information on the Company’s long-term debt.

14.    Related Party Transactions

Rabobank, a financial institution based in the Netherlands, is a 51% owner in the Company’s finance joint ventures, which are located in the United States, Canada, Europe, Brazil, Argentina and Australia. Rabobank is also the principal agent and participant in the Company’s revolving credit facility (see Note 7). The majority of the assets of the Company’s finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. During 2019, 2018 and 2017, the Company did not make additional investments in its finance joint ventures. During 2019 and 2018, the Company received dividends of approximately $40.5 million and $29.4 million, respectively, from certain of the Company’s finance joint ventures.

The Company’s finance joint ventures provide retail financing and wholesale financing to its dealers. The terms of the financing arrangements offered to the Company’s dealers are similar to arrangements the finance joint ventures provide to unaffiliated third parties. In addition, the Company transfers, on an ongoing basis, a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures (see Note 4). The Company maintains a remarketing agreement with its U.S. finance joint venture and has other guarantees with its other finance joint ventures which were not material (see Note 12). In addition, as part of sales incentives provided to end users, the Company may from time to time subsidize interest rates of retail financing provided by its finance joint ventures. The cost of those programs is recognized at the time of sale to the Company’s dealers (See Note 1).

Tractors and Farm Equipment Limited (“TAFE”), in which the Company holds a 23.75% interest, manufactures and sells Massey Ferguson-branded equipment primarily in India, and also supplies tractors and components to the Company for sale in other markets. Mallika Srinivasan, who is the Chairman and Chief Executive Officer of TAFE, is currently a member of the Company’s Board of Directors. As of December 31, 2019, TAFE beneficially owned 12,150,152 shares of the Company’s common stock, not including shares of the Company's common stock received by Ms. Srinivasan for service as a director. The Company and TAFE are parties to an agreement pursuant to which, among other things, TAFE has agreed not to purchase in excess of 12,150,152 shares of the Company’s common stock, subject to certain adjustments, and the Company has agreed to annually nominate a TAFE representative to its Board of Directors. During 2019, 2018 and 2017, the Company purchased approximately $92.7 million, $109.6 million and $102.0 million, respectively, of tractors and components from TAFE. During 2019, 2018 and 2017, the Company sold approximately $1.5 million, $1.8 million and $1.2 million, respectively, of parts to TAFE. The Company received dividends from TAFE of approximately $2.0 million during 2019 and $1.8 million during both 2018 and 2017.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2019, 2018 and 2017, the Company paid approximately $4.4 million, $3.5 million and $7.2 million, respectively, to PPG Industries, Inc. for painting materials used in the Company’s manufacturing processes. The Company’s Chairman, President and Chief Executive Officer is currently a member of the board of directors of PPG Industries, Inc.

During 2019, 2018 and 2017, the Company paid approximately $6.2 million, $1.6 million and $1.5 million, respectively, to Linde PLC (the parent company of Praxair, Inc.) for propane, gas and welding, and laser consumables used in the Company’s manufacturing processes. The Company’s Chairman, President and Chief Executive Officer served as a member of the board of directors of Praxair, Inc. until the business combination of Praxair, Inc. and Linde AG, and is currently a member of the board of directors of Linde PLC, the holding company for the combined business.

15.    Segment Reporting

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are generally charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the years ended December 31, 2019, 2018 and 2017 based on the Company’s reportable segments are as follows (in millions):

Years Ended December 31,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
2019
Net sales	$2,191.8	$802.2	$5,328.8	$718.6	$9,041.4
Income (loss) from operations	121.6	(39.4)	638.2	43.4	763.8
Depreciation	61.6	32.4	102.7	14.2	210.9
Assets	1,125.6	758.0	2,187.7	430.2	4,501.5
Capital expenditures	52.1	32.9	173.5	14.9	273.4
2018
Net sales	$2,180.1	$959.0	$5,385.1	$827.8	$9,352.0
Income (loss) from operations	103.1	(10.1)	601.1	49.6	743.7
Depreciation	67.6	30.5	111.3	15.8	225.2
Assets	1,032.1	736.1	1,905.8	501.1	4,175.1
Capital expenditures	43.3	30.4	120.3	9.3	203.3
2017
Net sales	$1,876.7	$1,063.5	$4,614.3	$752.0	$8,306.5
Income from operations	66.9	15.4	493.3	48.8	624.4
Depreciation	61.5	30.5	113.0	17.8	222.8
Assets	1,064.1	752.1	2,074.4	499.4	4,390.0
Capital expenditures	59.1	43.0	92.9	8.9	203.9

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	2019	2018	2017
Segment income from operations	$763.8	$743.7	$624.4
Corporate expenses	(129.0)	(133.7)	(116.2)
Impairment charges	(176.6)	—	—
Amortization of intangibles	(61.1)	(64.7)	(57.0)
Stock compensation expense	(40.0)	(44.3)	(35.6)
Restructuring expenses	(9.0)	(12.0)	(11.2)
Consolidated income from operations	$348.1	$489.0	$404.4

Segment assets	$4,501.5	$4,175.1	$4,390.0
Cash and cash equivalents	432.8	326.1	367.7
Investments in affiliates	380.2	400.0	409.0
Deferred tax assets, other current and noncurrent assets	645.2	656.6	614.6
Intangible assets, net	501.7	573.1	649.0
Goodwill	1,298.3	1,495.5	1,541.4
Consolidated total assets	$7,759.7	$7,626.4	$7,971.7

Property, plant and equipment and amortizable intangible assets by country as of December 31, 2019 and 2018 was as follows (in millions):

	2019	2018
United States	$550.2	$593.6
Germany	384.5	371.5
Brazil	184.3	187.7
Finland	142.5	130.0
China	98.1	109.4
Denmark	97.2	108.7
Italy	109.7	115.1
France	92.5	75.6
Other	172.8	167.7
	$1,831.8	$1,859.3

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.    REVENUE

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

Significant changes in the balance of contract liabilities for the years ended December 31, 2019 and 2018 were as follows (in millions):

	Year Ended December 31, 2019	Year Ended December 31, 2018(1)
Balance at beginning of period	$76.8	$82.6
Advance consideration received	147.7	124.9
Revenue recognized during the period for extended warranty contracts	(33.8)	(29.0)
Revenue recognized during the period related to installation of grain storage and protein production systems	(87.4)	(100.9)
Foreign currency translation	0.7	(0.8)
Balance as of December 31, 2019	$104.0	$76.8
____________________________________
(1) The beginning of the period is from the date of adoption of ASU 2014-09 or January 1, 2018.

The contract liabilities are classified as either “Other current liabilities” and "Other noncurrent liabilities" or “Accrued expenses” in the Company’s Consolidated Balance Sheets.

Remaining Performance Obligations

The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2019 are $37.7 million in 2020, $27.4 million in 2021, $16.2 million in 2022, $8.2 million in 2023 and $2.2 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Disaggregated Revenue

Net sales for the year ended December 31, 2019 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$1,799.7	$—	$—	$—	$1,799.7
Canada	289.7	—	—	—	289.7
Germany	—	—	1,194.3	—	1,194.3
France	—	—	1,097.6	—	1,097.6
United Kingdom and Ireland	—	—	561.9	—	561.9
Finland and Scandinavia	—	—	772.8	—	772.8
Other Europe	—	—	1,629.0	—	1,629.0
South America	—	789.7	—	—	789.7
Middle East and Algeria	—	—	73.2	—	73.2
Africa	—	—	—	116.2	116.2
Asia	—	—	—	344.7	344.7
Australia and New Zealand	—	—	—	257.7	257.7
Mexico, Central America and Caribbean	102.4	12.5	—	—	114.9
	$2,191.8	$802.2	$5,328.8	$718.6	$9,041.4

Major products:
Tractors	$662.4	$447.7	$3,772.0	$300.6	$5,182.7
Replacement parts	310.2	88.2	874.8	74.6	1,347.8
Grain storage and protein production systems	547.9	79.5	172.8	234.6	$1,034.8
Other machinery	671.3	186.8	509.2	108.8	1,476.1
	$2,191.8	$802.2	$5,328.8	$718.6	$9,041.4

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net sales for the year ended December 31, 2018 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East(1)	Asia/Pacific/Africa	Consolidated(1)
Primary geographical markets:
United States	$1,723.6	$—	$—	$—	$1,723.6
Canada	329.0	—	—	—	329.0
Germany	—	—	1,213.6	—	1,213.6
France	—	—	1,002.9	—	1,002.9
United Kingdom and Ireland	—	—	614.4	—	614.4
Finland and Scandinavia	—	—	826.5	—	826.5
Other Europe	—	—	1,627.8	—	1,627.8
South America	—	943.1	—	—	943.1
Middle East and Algeria	—	—	100.0	—	100.0
Africa	—	—	—	135.5	135.5
Asia	—	—	—	414.5	414.5
Australia and New Zealand	—	—	—	277.8	277.8
Mexico, Central America and Caribbean	127.5	15.9	—	—	143.4
	$2,180.1	$959.0	$5,385.1	$827.8	$9,352.0

Major products:
Tractors	$665.8	$599.1	$3,743.0	$353.2	$5,361.1
Replacement parts	298.7	91.0	880.3	76.0	1,346.0
Grain storage and protein production systems	570.3	70.1	187.6	285.5	1,113.5
Other machinery	645.3	198.8	574.3	113.1	1,531.5
	$2,180.1	$959.0	$5,385.1	$827.8	$9,352.0

___________________________________

(1)	Rounding may impact summation of amounts.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net sales for the year ended December 31, 2017 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America(1)	South America	Europe/Middle East	Asia/Pacific/Africa(1)	Consolidated
Primary geographical markets:
United States	$1,445.7	$—	$—	$—	$1,445.7
Canada	296.9	—	—	—	296.9
Germany	—	—	997.4	—	997.4
France	—	—	815.7	—	815.7
United Kingdom and Ireland	—	—	512.6	—	512.6
Finland and Scandinavia	—	—	721.3	—	721.3
Other Europe	—	—	1,396.0	—	1,396.0
South America	—	1,039.2	—	—	1,039.2
Middle East and Algeria	—	—	171.3	—	171.3
Africa	—	—	—	138.1	138.1
Asia	—	—	—	366.4	366.4
Australia and New Zealand	—	—	—	247.4	247.4
Mexico, Central America and Caribbean	134.2	24.3	—	—	158.5
	$1,876.7	$1,063.5	$4,614.3	$752.0	$8,306.5

Major products:
Tractors	$624.8	$673.5	$3,149.7	$337.2	$4,785.2
Replacement parts	287.0	108.4	835.3	74.3	1,305.0
Grain storage and protein production systems	537.2	72.9	182.9	256.6	1,049.6
Other machinery	427.7	208.7	446.4	83.9	1,166.7
	$1,876.7	$1,063.5	$4,614.3	$752.0	$8,306.5
___________________________________

(1)	Rounding may impact summation of amounts.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.    LEASES

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

The Company does not recognize a ROU asset or lease liability with respect to operating leases with an initial term of 12 months or less and recognizes expense on such leases on a straight-line basis over the lease term. The Company accounts for lease components separately from nonlease components other than for real estate and office equipment. The Company evaluated its supplier agreements for the existence of leases and determined these leases comprised an insignificant portion of its supplier agreements. As such, these leases were not material to the Company’s Consolidated Balance Sheets. The Company has certain leases that include one or more options to renew, with renewal terms that can extend the lease term from six months to 10 years. The exercise of the lease renewal options is at the Company’s discretion and are included in the determination of the ROU asset and lease liability when the option is reasonably certain of being exercised. The depreciable life of ROU assets and leasehold improvements are limited by the expected lease term. The Company has certain lease agreements that include variable rental payments that are adjusted periodically for inflation based on the index rate as defined by the applicable government authority. Generally, the Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

Total lease assets and liabilities at December 31, 2019 were as follows (in millions):

Lease Assets	Classification	As of December 31, 2019
Operating ROU assets	Right-of-use lease assets	$187.3
Finance lease assets	Property, plant and equipment, net(1)	19.1
Total leased assets		$206.4

Lease Liabilities	Classification	As of December 31, 2019
Current:
Operating	Accrued expenses	$42.3
Finance	Other current liabilities	4.5

Noncurrent:
Operating	Operating lease liabilities	148.6
Finance	Other noncurrent liabilities	12.0
Total leased liabilities		$207.4
____________________________________
(1) Finance lease assets are recorded net of accumulated depreciation of $15.2 million as of December 31, 2019.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total lease cost for 2019 is set forth below (in millions):

	Classification	Year Ended December 31, 2019
Operating lease cost	Selling, general and administrative expenses	$55.0
Variable lease cost	Selling, general and administrative expenses	0.6
Short-term lease cost	Selling, general and administrative expenses	8.1
Finance lease cost:
Amortization of leased assets	Depreciation expense(1)	4.7
Interest on leased liabilities	Interest expense, net	0.7
Total lease cost		$69.1
____________________________________
(1) Depreciation expense was included in both cost of sales and selling, general and administrative expenses.

The total lease expense under noncancelable operating leases was approximately $72.1 million for the year ended December 31, 2018.

The aggregate future minimum lease payments under noncancelable operating and finance leases with remaining terms greater than one year as of December 31, 2019 were as follows (in millions):

	December 31, 2019
	Operating Leases(1)	Finance Leases
2020	$48.3	$4.8
2021	40.8	2.7
2022	31.5	1.2
2023	24.1	0.9
2024	16.7	0.6
Thereafter	61.6	8.7
Total lease payments	223.0	18.9
Less: imputed interest(2)	(32.1)	(2.4)
Present value of leased liabilities	$190.9	$16.5
____________________________________
(1) Operating lease payments include $11.4 million related to options to extend leases that are reasonably certain of being exercised.
(2) Calculated using the implicit interest rate for each lease.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The aggregate future minimum lease payments under noncancelable operating and finance leases with remaining terms greater than one year as of December 31, 2018 were as follows (in millions):

	December 31, 2018
	Operating Leases(2)	Finance Leases(2)
2019	$46.7	$4.5
2020	39.5	4.4
2021	32.6	2.2
2022	26.0	0.9
2023	21.7	0.6
Thereafter	85.5	5.0
Total lease payments	252.0	17.6
Less: imputed interest(1)	—	(2.1)
Present value of leased liabilities	$252.0	$15.5
____________________________________
(1) Imputed interest for operating leases as of December 31, 2018 is not applicable as the Company adopted ASC 842 on January 1, 2019.
(2) As determined under ASC 840, “Leases.”

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate:

As of December 31, 2019
Weighted-average remaining lease term:
Operating leases	14 years
Finance leases	7 years

Weighted-average discount rate:
Operating leases	4.1%
Finance leases	2.9%

The following table summarizes the supplemental cash flow information for 2019 (in millions):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$51.9
Operating cash flows from finance leases	0.6
Financing cash flows from finance leases	5.3

Leased assets obtained in exchange for lease obligations:
Operating leases	$34.8
Finance leases	1.5

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2019, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. Based on this assessment, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on the criteria referred to above.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2019. KPMG LLP’s report on internal control over financial reporting is set forth below.

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

Opinion on Internal Control Over Financial Reporting

We have audited AGCO Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II — Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/  KPMG LLP

Atlanta, Georgia
February 28, 2020

Item 9B.    Other Information

None.

PART III
The information called for by Items 10, 11, 12, 13 and 14, if any, will be contained in our Proxy Statement for the 2020 Annual Meeting of Stockholders, which we intend to file in March 2020.

Item 10        Directors, Executive Officers and Corporate Governance

The information with respect to directors and committees required by this Item set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders in the sections entitled Proposal Number 1 “Election of Directors” and “Board of Directors and Corporate Governance” is incorporated herein by reference. The information with respect to executive officers required by this Item set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders in the section entitled “Executive Compensation” is incorporated herein by reference.

See the information under the heading “Available Information” set forth in Part I of this Form 10-K. The code of conduct referenced therein applies to our principal executive officer, principal financial officer, principal accounting officer and controller and the persons performing similar functions.

Item 11.        Executive Compensation

The information with respect to executive compensation and its establishment required by this Item set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders in the sections entitled “Board of Directors and Corporate Governance,” “2019 CEO Pay Ratio,” “Executive Compensation” and “Compensation Committee Report” is incorporated herein by reference.

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

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Awards Under the Plans	Weighted-Average Exercise Price of Outstanding Awards Under the Plans	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	2,088,386	$63.29	3,581,614
Equity compensation plans not approved by security holders	—	—	—
Total	2,088,386	$63.29	3,581,614

(b)	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders in the section entitled “Principal Holders of Common Stock” is incorporated herein by reference.

Item 13.        Certain Relationships and Related Party Transactions, and Director Independence

The information required by this Item set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders in the section entitled “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

Item 14.        Principal Accounting Fees and Services

The information required by this Item set forth in our 2020 Proxy Statement for the Annual Meeting of Stockholders in the sections entitled “Audit Committee Report” and “Board of Directors and Corporate Governance” is incorporated herein by reference.

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

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
3.1	Certificate of Incorporation	June 30, 2002, Form 10-Q, Exhibit 3.1
3.2	Amended and Restated By-Laws	April 26, 2019, Form 8-K, Exhibit 3.1
4.1	Description of Securities	Filed herewith
10.1	2006 Long-Term Incentive Plan*	September 30, 2017, Form 10-Q, Exhibit 10.5
10.2	2006 Form of Non-Qualified Stock Option Award Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.2
10.3	2006 Form of Incentive Stock Option Award Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.3
10.4	2006 Form of Stock Appreciation Rights Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.4
10.5	2019 Form of Stock Appreciation Rights Agreement*	January 22, 2019, Form 8-K, Exhibit 10.2
10.6	2016 Form of Restricted Stock Units Agreement*	January 27, 2016, Form 8-K, Exhibit 10.1
10.7	2018 Form of Restricted Stock Units Agreement*	June 30, 2018, Form 10-Q, Exhibit 10.1
10.8	2019 Form of Restricted Stock Units Agreement*	January 22, 2019, Form 8-K, Exhibit 10.1
10.9	2006 Form of Performance Share Award*	March 31, 2006, Form 10-Q, Exhibit 10.6
10.10	2019 Form of Performance Share Agreement*	January 22, 2019, Form 8-K, Exhibit 10.3
10.11	Amended and Restated Management Incentive Program*	June 30, 2019, Form 10-Q, Exhibit 10.3
10.12	Amended and Restated Executive Nonqualified Pension Plan*	June 30, 2019, Form 10-Q, Exhibit 10.2
10.13	Executive Nonqualified Defined Contribution Plan*	December 31, 2015, Form 10-K, Exhibit 10.9
10.14	Employment and Severance Agreement with Martin Richenhagen*	December 31, 2009, Form 10-K, Exhibit 10.12

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
10.15	Employment and Severance Agreement with Andrew H. Beck*	March 31, 2010, Form 10-Q, Exhibit 10.2
10.16	Employment and Severance Agreement with Eric P. Hansotia*	December 31, 2018, Form 10-K, Exhibit 10.16
10.17	Employment and Severance Agreement with Robert B. Crain*	December 31, 2017, Form 10-K, Exhibit 10.13
10.18	Employment and Severance Agreement with Rob Smith*	December 31, 2015, Form 10-K, Exhibit 10.13
10.19	Employment and Severance Agreement with Hans-Bernd Veltmaat*	December 31, 2009, Form 10-K, Exhibit 10.17
10.20	Debt Agreement dated December 18, 2014	December 31, 2014, Form 10-K, Exhibit 10.15
10.21	Credit Agreement dated as of October 17, 2018	September 30, 2018, Form 10-Q, Exhibit 10.1
10.22	Letter Agreement, dated November 5, 2015, between AGCO International GmbH and TAFE International LLC, Turkey and Tractors and Farm Equipment Limited	September 30, 2015, Form 10-Q, Exhibit 10.1
10.23	Amended and Restated Letter Agreement, dated April 24, 2019, between AGCO Corporation and Tractors and Farm Equipment Limited	March 31, 2019, Form 10-Q, Exhibit 10.1
10.24	Farm and Machinery Distributor Agreement, dated January 1, 2012, between AGCO International GmbH and Tractors and Farm Equipment Limited	September 4, 2014, Form 8-K, Exhibit 10.2
10.25	Letter Agreement, dated August 3, 2007, between AGCO Corporation and Tractors and Farm Equipment Limited	September 4, 2014, Form 8-K, Exhibit 10.3
10.26	Letter Agreement for Far East Markets, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.1
10.27	Letter Agreement for Mexico, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.2
10.28	Letter Agreement for Australia/New Zealand, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.3
10.29	Amendment to the Letter Agreement for Africa, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.4
10.30	Current Director Compensation*	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
24.1	Powers of Attorney	Filed herewith
31.1	Certification of Martin Richenhagen	Filed herewith
31.2	Certification of Andrew H. Beck	Filed herewith
32.1	Certification of Martin Richenhagen and Andrew H. Beck	Filed herewith

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
101
The following audited financial information from this Annual Report on Form 10-K for the year ended December 31, 2019, are formatted in Inline XBRL:
(i) Consolidated Statements of Operations,
(ii) Consolidated Statements of Comprehensive Income,
(iii) Consolidated Balance Sheets,
(iv) Consolidated Statements of Stockholders' Equity,
(v) Consolidated Statements of Cash Flows and
(vi) Notes to Consolidated Financial Statements.
Filed herewith
104	Cover Page Interactive Data File - the cover page from this Annual Report on Form 10-K for the year ended December 31, 2019 is formatted in Inline XBRL	Filed herewith

Item 16.        Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGCO Corporation

		By:	/s/ MARTIN RICHENHAGEN
Martin Richenhagen
Chairman of the Board, President and Chief Executive Officer
Dated:	February 28, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

	Signature	Title	Date
	/s/ MARTIN RICHENHAGEN	Chairman of the Board, President and Chief Executive Officer	February 28, 2020
Martin Richenhagen
	/s/ ANDREW H. BECK	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2020
Andrew H. Beck
	/s/ LARA T. LONG	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 28, 2020
Lara T. Long
	/s/ ROY V. ARMES *	Director	February 28, 2020
Roy V. Armes
	/s/ MICHAEL C. ARNOLD *	Director	February 28, 2020
Michael C. Arnold
	/s/ SONDRA L. BARBOUR *	Director	February 28, 2020
Sondra L. Barbour
	/s/ P. GEORGE BENSON *	Director	February 28, 2020
P. George Benson
	/s/ SUZANNE P. CLARK *	Director	February 28, 2020
Suzanne P. Clark
	/s/ WOLFGANG DEML *	Director	February 28, 2020
Wolfgang Deml
	/s/ GEORGE E. MINNICH *	Director	February 28, 2020
George E. Minnich
	/s/ GERALD L. SHAHEEN *	Director	February 28, 2020
Gerald L. Shaheen
	/s/ MALLIKA SRINIVASAN *	Director	February 28, 2020
Mallika Srinivasan
	/s/ HENDRIKUS VISSER *	Director	February 28, 2020
Hendrikus Visser

*By:	/s/ ANDREW H. BECK		February 28, 2020
Andrew H. Beck
Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 15 (A)(2)
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2019

SCHEDULE II

AGCO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged to Costs and Expenses	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2019
Allowances for doubtful accounts	$31.7	$—	$5.8	$(8.3)	$(0.4)	$28.8
Year ended December 31, 2018
Allowances for doubtful accounts	$38.7	$—	$6.4	$(11.4)	$(2.0)	$31.7
Year ended December 31, 2017
Allowances for doubtful accounts	$33.7	$2.2	$4.6	$(3.8)	$2.0	$38.7

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Reversal of Accrual	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2019
Accruals of severance, relocation and other integration costs	$7.1	$6.1	$(0.7)	$(7.3)	$(0.4)	$4.8
Year ended December 31, 2018
Accruals of severance, relocation and other integration costs	$10.9	$13.8	$(2.1)	$(14.4)	$(1.1)	$7.1
Year ended December 31, 2017
Accruals of severance, relocation and other integration costs	$15.3	$12.4	$(1.4)	$(16.8)	$1.4	$10.9

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged (Credited) to Costs and Expenses(1)	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2019
Deferred tax valuation allowance	$83.9	$—	$87.1	$—	$(1.9)	$169.1
Year ended December 31, 2018
Deferred tax valuation allowance	$81.9	$—	$6.3	$—	$(4.3)	$83.9
Year ended December 31, 2017
Deferred tax valuation allowance	$116.0	$—	$(38.4)	$—	$4.3	$81.9

(1) Amounts (credited) charged through other comprehensive income during the years ended December 31, 2019 and 2018 were $(2.5) million and $18.3 million, respectively.