Form 10-Q
period 2020-03-31
AGCO CORP /DE
filed 2020-05-08
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 4, 2020, there were 74,867,768 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$386.7	$432.8
Accounts and notes receivable, net	825.0	800.5
Inventories, net	2,187.5	2,078.7
Other current assets	410.8	417.1
Total current assets	3,810.0	3,729.1
Property, plant and equipment, net	1,350.5	1,416.3
Right-of-use lease assets	178.7	187.3
Investment in affiliates	372.9	380.2
Deferred tax assets	66.5	93.8
Other assets	184.4	153.0
Intangible assets, net	481.8	501.7
Goodwill	1,260.9	1,298.3
Total assets	$7,705.7	$7,759.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1.9	$2.9
Short-term borrowings	166.2	150.5
Accounts payable	821.9	914.8
Accrued expenses	1,394.7	1,654.2
Other current liabilities	177.4	162.1
Total current liabilities	2,562.1	2,884.5
Long-term debt, less current portion and debt issuance costs	1,669.5	1,191.8
Operating lease liabilities	140.6	148.6
Pension and postretirement health care benefits	226.0	232.1
Deferred tax liabilities	102.9	107.0
Other noncurrent liabilities	314.0	288.7
Total liabilities	5,015.1	4,852.7
Commitments and contingencies (Note 17)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2020 and 2019	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 74,862,100 and 75,471,562 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	0.8	0.8
Additional paid-in capital	—	4.7
Retained earnings	4,432.7	4,443.5
Accumulated other comprehensive loss	(1,791.4)	(1,595.2)
Total AGCO Corporation stockholders’ equity	2,642.1	2,853.8
Noncontrolling interests	48.5	53.2
Total stockholders’ equity	2,690.6	2,907.0
Total liabilities and stockholders’ equity	$7,705.7	$7,759.7
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Net sales	$1,928.3	$1,995.8
Cost of goods sold	1,477.8	1,539.1
Gross profit	450.5	456.7
Selling, general and administrative expenses	247.6	262.2
Operating expenses:
Engineering expenses	84.9	84.5
Amortization of intangibles	15.0	15.3
Bad debt expense	1.8	0.6
Restructuring expenses	0.8	1.7
Income from operations	100.4	92.4
Interest expense, net	3.4	3.5
Other expense, net	12.5	14.6
Income before income taxes and equity in net earnings of affiliates	84.5	74.3
Income tax provision	29.4	19.4
Income before equity in net earnings of affiliates	55.1	54.9
Equity in net earnings of affiliates	11.2	10.8
Net income	66.3	65.7
Net income attributable to noncontrolling interests	(1.6)	(0.6)
Net income attributable to AGCO Corporation and subsidiaries	$64.7	$65.1
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$0.86	$0.85
Diluted	$0.85	$0.84
Cash dividends declared and paid per common share	$0.16	$0.15
Weighted average number of common and common equivalent shares outstanding:
Basic	75.3	76.6
Diluted	75.9	77.5
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited and in millions)

	Three Months Ended March 31,
	2020	2019
Net income	$66.3	$65.7
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	(214.8)	12.2
Defined benefit pension plans, net of tax	3.5	3.0
Deferred gains and losses on derivatives, net of tax	9.4	(4.1)
Other comprehensive (loss) income, net of reclassification adjustments	(201.9)	11.1
Comprehensive (loss) income	(135.6)	76.8
Comprehensive loss (income) attributable to noncontrolling interests	4.1	(2.1)
Comprehensive (loss) income attributable to AGCO Corporation and subsidiaries	$(131.5)	$74.7
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$66.3	$65.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	51.6	53.0
Amortization of intangibles	15.0	15.3
Stock compensation expense	2.6	12.5
Equity in net earnings of affiliates, net of cash received	(11.2)	(10.1)
Deferred income tax provision (benefit)	3.8	(8.6)
Other	4.1	0.8
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(109.6)	(65.7)
Inventories, net	(252.1)	(418.6)
Other current and noncurrent assets	(65.4)	(4.9)
Accounts payable	(32.7)	127.5
Accrued expenses	(206.7)	(107.7)
Other current and noncurrent liabilities	99.0	10.9
Total adjustments	(501.6)	(395.6)
Net cash used in operating activities	(435.3)	(329.9)
Cash flows from investing activities:
Purchases of property, plant and equipment	(60.6)	(60.9)
Proceeds from sale of property, plant and equipment	0.4	—
Investments in unconsolidated affiliates	(2.5)	—
Net cash used in investing activities	(62.7)	(60.9)
Cash flows from financing activities:
Proceeds from indebtedness	710.1	1,139.8
Repayments of indebtedness	(150.3)	(716.7)
Purchases and retirement of common stock	(55.0)	(30.0)
Payment of dividends to stockholders	(12.1)	(11.5)
Payment of minimum tax withholdings on stock compensation	(16.0)	(23.0)
Payment of debt issuance costs	—	(0.5)
Investment by noncontrolling interests	—	0.6
Net cash provided by financing activities	476.7	358.7
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(24.8)	(1.2)
Decrease in cash, cash equivalents and restricted cash	(46.1)	(33.3)
Cash, cash equivalents and restricted cash, beginning of period	432.8	326.1
Cash, cash equivalents and restricted cash, end of period	$386.7	$292.8
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements of AGCO Corporation and its subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, comprehensive income (loss) and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Results for interim periods are not necessarily indicative of the results for the year.

Additionally, the Company is uncertain of the impact of the coronavirus (“COVID-19”) pandemic due to increased volatility in global economic and political environments, market demand for its products, supply chain disruptions, workforce availability, exchange rate and commodity price volatility and availability of financing, and their impact to the Company’s net sales, production volumes, costs and overall financial condition and liquidity. The Company may be required to record significant impairment charges in the future with respect to certain noncurrent assets such as goodwill and other intangible assets and equity method investments, whose fair values may be negatively affected by the COVID-19 pandemic. The Company also may be required to write-down obsolete inventory due to decreased customer demand and sales orders. Additionally, the Company is closely monitoring the collection of accounts receivable, as well as the operating results of it finance joint ventures around the world. If economic conditions around the world continue to deteriorate, the Company may not be able to sufficiently collect accounts receivable, and the operating results of its finance joint ventures may be negatively impacted, thus negatively impacting the Company’s results of operations and financial condition. The Company is also closely assessing its compliance with debt covenants, the recognition of any future applicable insurance recoveries, cash flow hedging forecasts as compared to actual transactions, the fair value of pension assets, accounting for incentive and stock compensation accruals, revenue recognition and discount reserve setting and the realization of deferred tax assets in light of the COVID-19 pandemic.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides temporary accounting relief for contract modifications to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to a new alternative reference rate. ASU 2020-04 can be applied as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. ASU 2020-04 will generally no longer be available to apply after December 31, 2022. Interest on U.S. dollar borrowings under the Company's credit facility and its April 2020 amendment is calculated based upon LIBOR. In the event that LIBOR is no longer published, interest will be calculated upon a base rate. The credit facility and its April 2020 amendment provide for an expedited amendment process once a replacement for LIBOR is established (see Note 5). The Company adopted this standard as of March 31, 2020. The adoption did not have a material impact to the Company’s results of operations, financial condition and cash flows.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

2.    RESTRUCTURING EXPENSES

From 2014 through 2020, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities and various administrative offices located in Europe, South America, Africa, China and the United States in order to reduce costs in response to softening global market demand and lower production volumes. The aggregate headcount reduction was approximately 4,160 employees between 2014 and 2019. In addition, during 2019, the Company initiated various restructuring activities in an effort to rationalize its grain storage and protein production system operations. During the three months ended March 31, 2020, the Company recorded severance and related costs associated with further rationalizations in connection with the termination of approximately 10 employees. Restructuring expenses activity during the three months ended March 31, 2020 is summarized as follows (in millions):

	Employee Severance	Facility Closure Costs	Total
Balance as of December 31, 2019	$4.8	$—	$4.8
First quarter 2020 provision	0.7	0.2	0.9
First quarter 2020 provision reversal	(0.1)	—	(0.1)
First quarter 2020 cash activity	(1.7)	(0.2)	(1.9)
Foreign currency translation	(0.1)	—	(0.1)
Balance as of March 31, 2020	$3.6	$—	$3.6

3.    STOCK COMPENSATION PLANS

The Company recorded stock compensation expense as follows for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
Cost of goods sold	$0.1	$0.5
Selling, general and administrative expenses	2.5	12.0
Total stock compensation expense	$2.6	$12.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Stock Incentive Plan

Under the Company’s Long-Term Incentive Plan (the “Plan”), up to 10,000,000 shares of AGCO common stock may be issued. As of March 31, 2020, of the 10,000,000 shares reserved for issuance under the Plan, approximately 3,229,538 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Long-Term Incentive Plan and Related Performance Awards

The weighted average grant-date fair value of performance awards granted under the Plan during the three months ended March 31, 2020 and 2019 was $70.84 and $61.01, respectively.

During the three months ended March 31, 2020, the Company granted 425,440 performance awards related to varying performance periods. The awards granted assume the maximum target levels of performance are achieved. The compensation expense associated with all awards granted under the Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved.

Performance award transactions during the three months ended March 31, 2020 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan awards:

Shares awarded but not earned at January 1	932,182
Shares awarded	425,440
Shares forfeited	(47,256)
Shares earned	—
Shares awarded but not earned at March 31	1,310,366

As of March 31, 2020, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was approximately $30.6 million, and the weighted average period over which it is expected to be recognized is approximately two years. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

Restricted Stock Unit Awards

During the three months ended March 31, 2020, the Company granted 95,593 restricted stock unit (“RSU”) awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period, subject to adjustment in certain cases based on performance metric relative to the Company's peer group, commencing in 2020. The compensation expense associated with these awards is being amortized ratably over the requisite service period for the awards that are expected to vest. The weighted average grant-date fair value of the RSUs granted under the Plan during the three months ended March 31, 2020 and 2019 was $70.83 and $61.01, respectively. RSU transactions during the three months ended March 31, 2020 were as follows:

RSUs awarded but not vested at January 1	396,529
RSUs awarded	95,593
RSUs forfeited	(32,484)
RSUs vested	(116,225)
RSUs awarded but not vested at March 31	343,413

As of March 31, 2020, the total compensation cost related to the unvested RSUs not yet recognized was approximately $15.0 million, and the weighted average period over which it is expected to be recognized is approximately two years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Stock-Settled Appreciation Rights

The compensation expense associated with the stock-settled appreciation rights (“SSARs”) is amortized ratably over the requisite service period for the awards that are expected to vest. The Company estimates the fair value of the grants using the Black-Scholes option pricing model. SSAR transactions during the three months ended March 31, 2020 were as follows:

SSARs outstanding at January 1	759,675
SSARs granted	187,100
SSARs exercised	(18,600)
SSARs canceled or forfeited	(25,061)
SSARs outstanding at March 31	903,114

As of March 31, 2020, the total compensation cost related to the unvested SSARs not yet recognized was approximately $5.4 million, and the weighted average period over which it is expected to be recognized is approximately three years.

Director Restricted Stock Grants

The Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The 2020 grant was made on April 30, 2020 and equated to 25,542 shares of common stock, of which 19,862 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.4 million during the three months ended June 30, 2020 associated with these grants.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill during the three months ended March 31, 2020 are summarized as follows (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Balance as of December 31, 2019	$606.0	$112.2	$463.3	$116.8	$1,298.3
Foreign currency translation	—	(24.8)	(9.9)	(2.7)	(37.4)
Balance as of March 31, 2020	$606.0	$87.4	$453.4	$114.1	$1,260.9

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year. The COVID-19 pandemic has adversely impacted the global economy as a whole. Based on current macroeconomic conditions, the Company assessed its goodwill and other intangible assets for indications of impairment as of March 31, 2020 and concluded there were no indicators of impairment during the three months ended March 31, 2020.

Changes in the carrying amount of acquired intangible assets during the three months ended March 31, 2020 are summarized as follows (in millions):

Gross carrying amounts:	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Balance as of December 31, 2019	$199.3	$579.0	$151.1	$8.5	$937.9
Foreign currency translation	(2.6)	(11.2)	(1.9)	(0.1)	(15.8)
Balance as of March 31, 2020	$196.7	$567.8	$149.2	$8.4	$922.1

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Accumulated amortization:	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Balance as of December 31, 2019	$83.3	$347.4	$88.7	$3.1	$522.5
Amortization expense	2.5	10.1	2.4	—	15.0
Foreign currency translation	(1.1)	(9.2)	(1.4)	—	(11.7)
Balance as of March 31, 2020	$84.7	$348.3	$89.7	$3.1	$525.8

Indefinite-lived intangible assets:	Trademarks and Tradenames
Balance as of December 31, 2019	$86.3
Foreign currency translation	(0.8)
Balance as of March 31, 2020	$85.5

The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from five to 50 years.

5.    INDEBTEDNESS

Long-term debt consisted of the following at March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020	December 31, 2019
Senior term loan due 2022	$164.3	$168.1
Credit facility, expires 2023	504.0	—
1.002% Senior term loan due 2025	273.9	280.2
Senior term loans due between 2021 and 2028	719.9	736.2
Other long-term debt	11.3	12.5
Debt issuance costs	(2.0)	(2.3)
	1,671.4	1,194.7
Current portion of other long-term debt	(1.9)	(2.9)
Total long-term indebtedness, less current portion	$1,669.5	$1,191.8

Senior Term Loan Due 2022

In October 2018, the Company entered into a term loan agreement with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) in the amount of €150.0 million (or approximately $164.3 million as of March 31, 2020). The Company is permitted to prepay the term loan before its maturity date of October 28, 2022. Interest is payable on the term loan quarterly in arrears at an annual rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating.

Credit Facility

In October 2018, the Company entered into a multi-currency revolving credit facility of $800.0 million. The maturity date of the credit facility is October 17, 2023. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on the Company’s credit rating. As of March 31, 2020, the Company had approximately $504.0 million of outstanding borrowings under the credit facility and the ability to borrow approximately $296.0 million under the facility. As of December 31, 2019, the Company had no outstanding borrowings under the credit facility and the ability to borrow approximately $800.0 million under the facility.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

On April 9, 2020, the Company entered into an amendment to its $800.0 million multi-currency revolving credit facility to include incremental term loans (“2020 term loans”) that allow the Company to borrow an aggregate principal amount of €235.0 million and $267.5 million, respectively (or an aggregate of approximately $524.4 million as of April 9, 2020). Amounts can be drawn incrementally at any time prior to maturity, but must be drawn down proportionately. Amounts drawn must be in a minimum principal amount of $100.0 million and integral multiples of $50.0 million in excess thereof. Once amounts have been repaid, those amounts are not permitted to be re-drawn. The maturity date of the 2020 term loans is April 8, 2022. Interest accrues on amounts outstanding under the 2020 term loans, at the Company's option, at either (1) LIBOR plus a margin based on the Company's credit rating ranging from 1.125% to 2.125% until April 8, 2021 and ranging from 1.375% to 2.375% thereafter, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin based on the Company’s credit rating ranging from 0.125% to 1.375% until April 8, 2021 and ranging from 0.375% to 1.375% thereafter. The 2020 term loans contain covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. On April 15, 2020, the Company borrowed €117.5 million and $133.8 million (or an aggregate of approximately $261.5 million) of 2020 term loans. The Company simultaneously repaid €100.0 million (or approximately $108.7 million) of its revolving credit facility from the borrowings received.

Interest on U.S. dollar borrowings under the Company's credit facility and the 2020 term loans is calculated based upon LIBOR. In the event that LIBOR is no longer published, interest will be calculated upon a base rate. The credit facility and 2020 term loans also provides for an expedited amendment process once a replacement for LIBOR is established.

1.002% Senior Term Loan Due 2025

In December 2018, the Company entered into a term loan with the European Investment Bank ("EIB"), which provided the Company with the ability to borrow up to €250.0 million. The €250.0 million (or approximately $273.9 million as of March 31, 2020) of funding was received on January 25, 2019 with a maturity date of January 24, 2025. The Company is permitted to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears.

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

In aggregate, the Company has indebtedness of €657.0 million (or approximately $719.9 million as of March 31, 2020) through this group of twelve related term loan agreements. The provisions of the term loan agreements are substantially identical, with the exception of interest rate terms and maturities. The Company is permitted to prepay the term loans before their maturity dates. For the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 0.70% to 2.26% and a maturity date between August 2021 and August 2028. For the term loans with a floating interest rate, interest is payable in arrears on a semi-annual basis, with interest rates based on the EURIBOR plus a margin ranging from 0.70% to 1.25% and a maturity date between August 2021 and August 2025.

Short-Term Borrowings

As of March 31, 2020 and December 31, 2019, the Company had short-term borrowings due within one year of approximately $166.2 million and $150.5 million, respectively.

Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At March 31, 2020 and December 31, 2019, outstanding letters of credit totaled approximately $14.4 million and $13.9 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

6.    RECOVERABLE INDIRECT TAXES

The Company’s Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from the Company’s sales in the Brazilian market. The Company regularly assesses the recoverability of these tax credits, and establishes reserves when necessary against them, through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from the Company’s ongoing operations. The Company believes that these tax credits, net of established reserves, are realizable. The Company had recorded approximately $104.8 million and $142.3 million, respectively, of VAT tax credits, net of reserves, as of March 31, 2020 and December 31, 2019.

7.    INVENTORIES

Inventories at March 31, 2020 and December 31, 2019 were as follows (in millions):

	March 31, 2020	December 31, 2019
Finished goods	$796.6	$780.1
Repair and replacement parts	614.6	611.5
Work in process	259.7	213.4
Raw materials	516.6	473.7
Inventories, net	$2,187.5	$2,078.7

8.    PRODUCT WARRANTY

The warranty reserve activity for the three months ended March 31, 2020 and 2019 consisted of the following (in millions):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$392.8	$360.9
Accruals for warranties issued during the period	56.3	51.1
Settlements made (in cash or in kind) during the period	(49.4)	(47.4)
Foreign currency translation	(15.1)	(3.3)
Balance at March 31	$384.6	$361.3

The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $322.6 million and $331.9 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively. Approximately $62.0 million and $60.9 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively.

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

A reconciliation of net income attributable to AGCO Corporation and subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three months ended March 31, 2020 and 2019 is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2020	2019
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$64.7	$65.1
Weighted average number of common shares outstanding	75.3	76.6
Basic net income per share attributable to AGCO Corporation and subsidiaries	$0.86	$0.85
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$64.7	$65.1
Weighted average number of common shares outstanding	75.3	76.6
Dilutive SSARs, performance share awards and RSUs	0.6	0.9
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	75.9	77.5
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$0.85	$0.84

SSARs to purchase approximately 0.7 million shares of the Company’s common stock for both the three months ended March 31, 2020 and 2019 were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

10.    INCOME TAXES

At March 31, 2020 and December 31, 2019, the Company had approximately $219.4 million and $210.7 million, respectively, of gross unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. Gross unrecognized income tax benefits as of March 31, 2020 and December 31, 2019 include certain indirect favorable effects that relate to other tax jurisdictions of approximately $50.7 million and $44.9 million, respectively. At March 31, 2020 and December 31, 2019, the Company had approximately $50.3 million and $51.0 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At March 31, 2020 and December 31, 2019, the Company had accrued interest and penalties related to unrecognized tax benefits of approximately $29.9 million and $28.4 million, respectively. Generally, tax years 2014 through 2019 remain open to examination by taxing authorities in the United States and certain other foreign tax jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in the United States and in various state, local and foreign jurisdictions. As of March 31, 2020, a number of income tax examinations in foreign jurisdictions are ongoing.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

On March 27, 2020, the CARES Act (the “Act”) was enacted in the United States in response to the COVID-19 pandemic, and among other things, provides tax relief to businesses. Tax provisions of the Act include the deferral of certain payroll taxes, relief for retaining employees and other provisions. Other governments around the world are also enacting similar measures and may enact further measures in the future. The Company is evaluating the impact of the Act and similar measures.

11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

During 2020 and 2019, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was approximately $204.6 million and $332.7 million as of March 31, 2020 and December 31, 2019, respectively.

The following tables summarize the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and net income during the three months ended March 31, 2020 and 2019 (in millions):

		Recognized in Net Income
Three Months Ended March 31,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2020
Foreign currency contracts(1)	$9.5	Cost of goods sold	$0.1	$1,477.8
2019
Foreign currency contracts	$(4.7)	Cost of goods sold	$(0.6)	$1,539.1
(1) The outstanding contracts as of March 31, 2020 range in maturity through December 2020.

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended March 31, 2020 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2019	$(1.5)	$(0.2)	$(1.3)
Net changes in fair value of derivatives	11.7	2.2	9.5
Net gains reclassified from accumulated other comprehensive loss into income	(0.1)	—	(0.1)
Accumulated derivative net gains as of March 31, 2020	$10.1	$2.0	$8.1

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

In January 2018, the Company entered into a cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap has an expiration date of January 19, 2021. At maturity of the cross currency swap contract, the Company will deliver the notional amount of approximately €245.7 million (or approximately $269.2 million as of March 31, 2020) and will receive $300.0 million from the counterparties. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swap.

During the three months ended March 31, 2020, the Company designated €110.0 million (or approximately $120.5 million as of March 31, 2020) of its multi-currency revolving credit facility with a maturity date of October 17, 2023 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment.

During the three months ended March 31, 2019, the Company designated €160.0 million (or approximately $179.8 million as of March 31, 2019) of its multi-currency revolving credit facility as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. During September 2019, the Company repaid the designated amount outstanding under its multi-currency revolving credit facility and the foreign currency denominated debt was de-desginated as a net investment hedge.

The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	March 31, 2020	December 31, 2019
Cross currency swap contract	$300.0	$300.0
Foreign currency denominated debt	120.5	—

The following table summarizes the after-tax impact of changes in the fair value of the instrument designated as a net investment hedge during the three months ended March 31, 2020 and 2019 (in millions):

	Gain Recognized in Accumulated Other Comprehensive Loss for the Three Months Ended
	March 31, 2020	March 31, 2019
Cross currency swap contract	$7.3	$6.9
Foreign currency denominated debt	0.6	1.7

Derivative Transactions Not Designated as Hedging Instruments

During 2020 and 2019, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of March 31, 2020 and December 31, 2019, the Company had outstanding foreign currency contracts with a notional amount of approximately $2,678.1 million and $2,800.3 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the impact that changes in the fair value of derivatives not designated as hedging instruments had on net income (in millions):

		Gain Recognized in Net Income for the Three Months Ended
	Classification of Gain	March 31, 2020	March 31, 2019
Foreign currency contracts	Other expense, net	$32.1	$8.8

The table below sets forth the fair value of derivative instruments as of March 31, 2020 (in millions):

	Asset Derivatives as of March 31, 2020		Liability Derivatives as of March 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$10.2	Other current liabilities	$0.1
Cross currency swap contract	Other noncurrent assets	34.3	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	44.1	Other current liabilities	19.6
Total derivative instruments		$88.6		$19.7

The table below sets forth the fair value of derivative instruments as of December 31, 2019 (in millions):

	Asset Derivatives as of December 31, 2019		Liability Derivatives as of December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.6	Other current liabilities	$1.9
Cross currency swap contract	Other noncurrent assets	27.0	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	11.7	Other current liabilities	13.1
Total derivative instruments		$39.3		$15.0

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.    CHANGES IN STOCKHOLDERS’ EQUITY

The following tables set forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three months ended March 31, 2020 and 2019 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2019	$0.8	$4.7	$4,443.5	$(1,595.2)	$53.2	$2,907.0
Stock compensation	—	5.9	(3.3)	—	—	2.6
Issuance of stock awards	—	(7.2)	(8.4)	—	—	(15.6)
SSARs exercised	—	—	(0.1)	—	—	(0.1)
Comprehensive loss:
Net income	—	—	64.7	—	1.6	66.3
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(209.1)	(5.7)	(214.8)
Defined benefit pension plans, net of tax	—	—	—	3.5	—	3.5
Deferred gains and losses on derivatives, net of tax	—	—	—	9.4	—	9.4
Payment of dividends to stockholders	—	—	(12.1)	—	—	(12.1)
Purchases and retirement of common stock	—	(3.4)	(51.6)	—	—	(55.0)
Change in noncontrolling interest	—	—	—	—	(0.6)	(0.6)
Balance, March 31, 2020	$0.8	$—	$4,432.7	$(1,791.4)	$48.5	$2,690.6

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2018	$0.8	$10.2	$4,477.3	$(1,555.4)	$60.6	$2,993.5
Stock compensation	—	12.5	—	—	—	12.5
Issuance of stock awards	—	(13.0)	(9.6)	—	—	(22.6)
SSARs exercised	—	—	(0.3)	—	—	(0.3)
Comprehensive income:
Net income	—	—	65.1	—	0.6	65.7
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	10.7	1.5	12.2
Defined benefit pension plans, net of tax	—	—	—	3.0	—	3.0
Deferred gains and losses on derivatives, net of tax	—	—	—	(4.1)	—	(4.1)
Payment of dividends to stockholders	—	—	(11.5)	—	—	(11.5)
Purchases and retirement of common stock	—	—	(30.0)	—	—	(30.0)
Investment by noncontrolling interests	—	—	—	—	0.6	0.6
Balance, March 31, 2019	$0.8	$9.7	$4,491.0	$(1,545.8)	$63.3	$3,019.0

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Total comprehensive (loss) income attributable to noncontrolling interests for the three months ended March 31, 2020 and 2019 was as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Net income	$1.6	$0.6
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5.7)	1.5
Total comprehensive (loss) income	$(4.1)	$2.1

The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the three months ended March 31, 2020 (in millions):

	Defined Benefit Pension Plans	Deferred Net Gains (Losses) on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2019	$(296.4)	$(1.3)	$(1,297.5)	$(1,595.2)
Other comprehensive income (loss) before reclassifications	—	9.5	(209.1)	(199.6)
Net losses (gains) reclassified from accumulated other comprehensive loss	3.5	(0.1)	—	3.4
Other comprehensive income (loss), net of reclassification adjustments	3.5	9.4	(209.1)	(196.2)
Accumulated other comprehensive loss, March 31, 2020	$(292.9)	$8.1	$(1,506.6)	$(1,791.4)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three months ended March 31, 2020 and 2019 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31, 2020(1)	Three Months Ended March 31, 2019(1)
Derivatives:
Net (gains) losses on foreign currency contracts	$(0.1)	$0.6	Cost of goods sold
Reclassification before tax	(0.1)	0.6
	—	—	Income tax provision
Reclassification net of tax	$(0.1)	$0.6

Defined benefit pension plans:
Amortization of net actuarial losses	$3.5	$3.1	Other expense, net(2)
Amortization of prior service cost	0.5	0.4	Other expense, net(2)
Reclassification before tax	4.0	3.5
	(0.5)	(0.5)	Income tax provision
Reclassification net of tax	$3.5	$3.0

Net losses reclassified from accumulated other comprehensive loss	$3.4	$3.6
(1) (Gains) losses included within the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, respectively.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 14 for additional information on the Company’s defined benefit pension plans.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Share Repurchase Program

During the three months ended March 31, 2020, the Company entered into accelerated share repurchase (“ASR”) agreements with a financial institution to repurchase an aggregate of $55.0 million of shares of its common stock. The Company received approximately 970,141 shares during the three months ended March 31, 2020 related to the ASR agreements. The specific number of shares the Company ultimately repurchased was determined at the completion of the term of the ASR agreements based on the daily volume-weighted average share price of the Company’s common stock less an agreed upon discount. Upon settlement of the ASR agreements, the Company was entitled to receive additional shares of common stock or, under certain circumstances, was required to remit a settlement amount. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets.

As of March 31, 2020, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $245.0 million, which has no expiration date.

13.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. As of March 31, 2020 and December 31, 2019, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.5 billion and $1.6 billion, respectively.

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
Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $8.1 million and $8.7 million, respectively, during the three months ended March 31, 2020 and 2019.
The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of March 31, 2020 and December 31, 2019, these finance joint ventures had approximately $85.3 million and $104.3 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

14.    PENSION AND POSTRETIREMENT BENEFIT PLANS

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three months ended March 31, 2020 and 2019 are set forth below (in millions):

	Three Months Ended March 31,
Pension benefits	2020	2019
Service cost	$4.0	$3.9
Interest cost	4.1	5.3
Expected return on plan assets	(7.1)	(7.2)
Amortization of net actuarial losses	3.4	3.1
Amortization of prior service cost	0.5	0.4
Net periodic pension cost	$4.9	$5.5

	Three Months Ended March 31,
Postretirement benefits	2020	2019
Interest cost	$0.3	$0.4
Amortization of net actuarial losses	0.1	—
Net periodic postretirement benefit cost	$0.4	$0.4

The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations.

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s defined pension and postretirement benefit plans during the three months ended March 31, 2020 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2019	$(393.2)	$(96.8)	$(296.4)
Amortization of net actuarial losses	3.5	0.5	3.0
Amortization of prior service cost	0.5	—	0.5
Accumulated other comprehensive loss as of March 31, 2020	$(389.2)	$(96.3)	$(292.9)

During the three months ended March 31, 2020, approximately $9.8 million of contributions had been made to the Company’s defined pension benefit plans. The Company currently estimates its minimum contributions for 2020 to its defined pension benefit plans will aggregate approximately $32.5 million.
During the three months ended March 31, 2020, the Company made approximately $0.3 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.6 million of contributions to its postretirement health care and life insurance benefit plans during 2020.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 are summarized below (in millions):

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$88.6	$—	$88.6
Derivative liabilities	—	19.7	—	19.7

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$39.3	$—	$39.3
Derivative liabilities	—	15.0	—	15.0

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

16.    SEGMENT REPORTING

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are generally charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 2020 and 2019 and assets as of March 31, 2020 and December 31, 2019 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended March 31,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
2020
Net sales	$551.9	$153.9	$1,113.3	$109.2	$1,928.3
Income (loss) from operations	60.9	(8.8)	102.3	(1.3)	153.1
Depreciation	15.6	7.4	26.0	2.6	51.6
Capital expenditures	10.1	7.1	41.7	1.7	60.6
2019
Net sales	$496.2	$156.1	$1,210.6	$132.9	$1,995.8
Income (loss) from operations	30.6	(8.5)	127.7	3.4	153.2
Depreciation	15.6	8.5	26.0	2.9	53.0
Capital expenditures	18.3	12.1	29.5	1.0	60.9
Assets
As of March 31, 2020	$1,241.5	$659.4	$2,228.1	$426.8	$4,555.8
As of December 31, 2019	1,125.6	758.0	2,187.7	430.2	4,501.5

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended March 31,
	2020	2019
Segment income from operations	$153.1	$153.2
Corporate expenses	(34.4)	(31.8)
Amortization of intangibles	(15.0)	(15.3)
Stock compensation expense	(2.5)	(12.0)
Restructuring expenses	(0.8)	(1.7)
Consolidated income from operations	$100.4	$92.4

	March 31, 2020	December 31, 2019
Segment assets	$4,555.8	$4,501.5
Cash and cash equivalents	386.7	432.8
Investments in affiliates	372.9	380.2
Deferred tax assets, other current and noncurrent assets	647.6	645.2
Intangible assets, net	481.8	501.7
Goodwill	1,260.9	1,298.3
Consolidated total assets	$7,705.7	$7,759.7

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

At March 31, 2020, the Company has outstanding guarantees of indebtedness owed to third parties of approximately $30.4 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2025. Losses under such guarantees historically have been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid. The Company also has obligations to guarantee indebtedness owed to certain of its finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant and the guarantees are not material. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations.

In addition, at March 31, 2020, the Company had accrued approximately $19.9 million of outstanding guarantees of minimum residual value that may be owed to its finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantees is approximately $28.5 million.

Other

At March 31, 2020, the Company had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $2,882.7 million. The outstanding contracts as of March 31, 2020 range in maturity through December 2020 (see Note 11).

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

Contingencies

In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through March 31, 2020, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $25.3 million). The amount ultimately in dispute will be significantly greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.
The Company is a party to various other legal claims and actions incidental to its business. The Company believes that none of these claims or actions, either individually or in the aggregate, are material to its business or financial statements as a whole, including its results of operations and financial condition.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

18.    REVENUE

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

Significant changes in the balance of contract liabilities for the three months ended March 31, 2020 and 2019 were as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$104.0	$76.8
Advance consideration received	33.9	25.4
Revenue recognized during the period for extended warranty contracts	(10.1)	(6.1)
Revenue recognized during the period related to installation of grain storage and protein production systems	(11.8)	(11.4)
Foreign currency translation	(4.4)	(0.2)
Balance at March 31	$111.6	$84.5

The contract liabilities are classified as either “Other current liabilities” and “Other noncurrent liabilities” or “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2020 are $31.0 million for the remainder of 2020, $31.6 million in 2021, $19.8 million in 2022, $9.9 million in 2023 and $3.7 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Disaggregated Revenue

Net sales for the three months ended March 31, 2020 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East(1)	Asia/Pacific/Africa(1)	Consolidated
Primary geographical markets:
United States	$467.4	$—	$—	$—	$467.4
Canada	61.7	—	—	—	61.7
South America	—	151.9	—	—	151.9
Germany	—	—	300.1	—	300.1
France	—	—	214.7	—	214.7
United Kingdom and Ireland	—	—	112.5	—	112.5
Finland and Scandinavia	—	—	132.3	—	132.3
Other Europe	—	—	324.2	—	324.2
Middle East and Algeria	—	—	29.5	—	29.5
Africa	—	—	—	13.4	13.4
Asia	—	—	—	48.0	48.0
Australia and New Zealand	—	—	—	47.8	47.8
Mexico, Central America and Caribbean	22.8	2.0	—	—	24.8
	$551.9	$153.9	$1,113.3	$109.2	$1,928.3

Major products:
Tractors	$168.4	$75.9	$770.3	$46.9	$1,061.5
Replacement parts	72.2	20.1	200.6	17.3	310.2
Grain storage and protein production systems	96.8	21.9	27.5	29.0	175.2
Other machinery	214.5	36.0	114.8	16.1	381.4
	$551.9	$153.9	$1,113.3	$109.2	$1,928.3

(1) Rounding may impact the summation of amounts.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Net sales for the three months ended March 31, 2019 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America(1)	South America(1)	Europe/Middle East(1)	Asia/Pacific/Africa(1)	Consolidated(1)
Primary geographical markets:
United States	$412.6	$—	$—	$—	$412.6
Canada	61.2	—	—	—	61.2
South America	—	152.9	—	—	152.9
Germany	—	—	270.3	—	270.3
France	—	—	238.1	—	238.1
United Kingdom and Ireland	—	—	154.3	—	154.3
Finland and Scandinavia	—	—	169.6	—	169.6
Other Europe	—	—	364.2	—	364.2
Middle East and Algeria	—	—	14.1	—	14.1
Africa	—	—	—	20.3	20.3
Asia	—	—	—	59.2	59.2
Australia and New Zealand	—	—	—	53.4	53.4
Mexico, Central America and Caribbean	22.4	3.3	—	—	25.7
	$496.2	$156.1	$1,210.6	$132.9	$1,995.8

Major products:
Tractors	$140.2	$84.3	$829.7	$65.0	$1,119.2
Replacement parts	61.5	21.9	201.9	16.7	302.0
Grain storage and protein production systems	103.8	19.7	42.5	37.1	203.1
Other machinery	190.8	30.2	136.4	14.0	371.4
	$496.2	$156.1	$1,210.6	$132.9	$1,995.8

(1) Rounding may impact the summation of amounts.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

19.    LEASES

Total lease assets and liabilities as of March 31, 2020 and December 31, 2019 were as follows (in millions):

Lease Assets	Classification	As of March 31, 2020	As of December 31, 2019
Operating ROU assets	Right-of-use lease assets	$178.7	$187.3
Finance lease assets	Property, plant and equipment, net(1)	18.1	19.1
Total leased assets		$196.8	$206.4

Lease Liabilities	Classification	As of March 31, 2020	As of December 31, 2019
Current:
Operating	Accrued expenses	$42.7	$42.3
Finance	Other current liabilities	4.1	4.5

Noncurrent:
Operating	Operating lease liabilities	140.6	148.6
Finance	Other noncurrent liabilities	11.4	12.0
Total leased liabilities		$198.8	$207.4
(1) Finance lease assets are recorded net of accumulated depreciation of $14.4 million as of March 31, 2020 and $15.2 million as of December 31, 2019.

Total lease cost for the three months ended March 31, 2020 and 2019 are set forth below (in millions):

	Classification	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost	Selling, general and administrative expenses	$14.3	$14.3
Variable lease cost	Selling, general and administrative expenses	0.4	0.1
Short-term lease cost	Selling, general and administrative expenses	1.6	2.2
Finance lease cost:
Amortization of leased assets	Depreciation expense(1)	1.0	1.3
Interest on leased liabilities	Interest expense, net	0.1	0.1
Total lease cost		$17.4	$18.0
(1) Depreciation expense is a component of both cost of sales and selling, general and administrative expenses.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Lease payment amounts for operating and finance leases with remaining terms greater than one year as of March 31, 2020 and December 31, 2019 were as follows (in millions):

	March 31, 2020		December 31, 2019
	Operating Leases(1)	Finance Leases	Operating Leases(1)	Finance Leases
2020	$36.3	$3.6	$48.3	$4.8
2021	41.9	2.8	40.8	2.7
2022	32.2	1.2	31.5	1.2
2023	24.6	1.0	24.1	0.9
2024	17.0	0.6	16.7	0.6
Thereafter	57.2	8.5	61.6	8.7
Total lease payments	209.2	17.7	223.0	18.9
Less: imputed interest(2)	(25.9)	(2.2)	(32.1)	(2.4)
Present value of leased liabilities	$183.3	$15.5	$190.9	$16.5
(1) Operating lease payments include options to extend or terminate at the Company's sole discretion, which are included in the determination of lease term when they are reasonably certain to be exercised.
(2) Calculated for each lease using either the implicit interest rate or the incremental borrowing rate when the implicit interest rate is not readily available.

For leases related to real estate and office equipment, the minimum lease payments include payments for nonlease components.

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate:

	As of March 31, 2020	As of December 31, 2019
Weighted-average remaining lease term:
Operating leases	7 years	7 years
Finance leases	14 years	14 years

Weighted-average discount rate:
Operating leases	3.8%	4.1%
Finance leases	2.7%	2.9%

The following table summarizes the supplemental cash flow information for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14.1	$14.3
Operating cash flows from finance leases	0.1	0.1
Financing cash flows from finance leases	1.1	1.3

Leased assets obtained in exchange for lease obligations:
Operating leases	$8.4	$14.0
Finance leases	—	0.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The coronavirus (“COVID-19”) pandemic has created significant volatility in the global economy and has led to substantially reduced economic activity, employment disruptions and supply chain constraints and delays. In most areas, our business has been deemed essential, thereby allowing us to maintain operations. However, production has been severely impacted by component availability, particularly during late March and throughout April, which directly impacted net sales levels. The affected plants all resumed production in late April, and all but one of our major production facilities currently are operational. The ability to maintain full-time production remains uncertain for the foreseeable future due to potential supply chain constraints, workforce limitations, safety equipment availability and government restrictions. We are enacting cost saving measures as well as managing our cash flows and capital deployment to respond to the volatile environment.

RESULTS OF OPERATIONS
For the three months ended March 31, 2020, we generated net income of $64.7 million, or $0.85 per share, compared to $65.1 million, or $0.84 per share, for the same period in 2019.

Net sales during the three months ended March 31, 2020 were $1,928.3 million, which were approximately 3.4% lower than the same period in 2019. This decrease was primarily the result of the negative impact of currency translation. Regionally, net sales, excluding negative currency translation impacts, were higher in our North America and South America regions, but were offset by declines in net sales in our Europe/Middle East (“EME”) and Asia/Pacific/Africa (“APA”) regions due to reduced production volumes caused by the impacts of the COVID-19 pandemic.

Income from operations for the three months ended March 31, 2020 was $100.4 million compared to $92.4 million for the same period in 2019. The increase was primarily the result of improved operating margins which benefited from a richer sales mix and cost control initiatives, partially offset by the impact of lower production volumes.

Regionally, income from operations in our EME region decreased for the three months ended March 31, 2020 compared to the same period in 2019. The decrease was primarily due to lower net sales and production volumes. In our North American region, income from operations increased for the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily due to the benefit of increased net sales and a favorable sales mix. In our South America region, operating losses in the three months ended March 31, 2020 were relatively flat compared to the same period in 2019. These losses reflect low levels of industry demand and company production, as well as the cost impact of newer product technology localized into our Brazilian factories. In our APA region, income from operations decreased for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to lower net sales and production volumes.

Industry Market Conditions
The COVID-19 pandemic is projected to have minimal impact on global crop production. Most farm operations, which generally have been deemed essential, are operating at normal levels. However, the consumption of grain for food, fuel and livestock feed is being negatively impacted by the economic constraints caused by the pandemic. As a result, grain inventories are expected to increase in 2020, and soft commodity prices trended significantly lower in the first quarter. In addition, protein processing has been severely constrained, which pressures protein producers. Future demand for agricultural equipment will be influenced by farm income, which is a function of commodity and protein prices, crop yields and government support.

In North America, industry unit retail sales of utility and high horsepower tractors for the first three months of 2020 decreased approximately 6% compared to the same period in 2019. Industry unit retail sales of combines for the first three months of 2020 decreased approximately 22% compared to the first three months of 2019. Lower commodity prices and a

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

cautious farmer sentiment both contributed to weak demand in the large farm sector during the first three months of 2020, compared to the same period in 2019. Retail sales of low horsepower tractors also declined in the first three months of 2020 compared to the prior year period.

In Western Europe, industry unit retail sales of tractors for the first three months of 2020 decreased approximately 4% compared to the same period in 2019. Industry unit retail sales of combines for the first three months of 2020 decreased approximately 17% compared to the first three months of 2019. During the first three months of 2020, industry sales declined across the markets of Spain and Italy, partially offset by growth in Germany compared to the same period in 2019.

In South America, industry unit retail sales of tractors for the first three months of 2020 decreased approximately 8% compared to the same period in 2019. Industry unit retail sales of combines for the first three months of 2020 decreased approximately 27% compared to the first three months of 2019. Industry retail sales in Brazil were relatively level compared to the prior year but declined in most other South American markets.

STATEMENTS OF OPERATIONS
Net sales for the three months ended March 31, 2020 were $1,928.3 million compared to $1,995.8 million for the same period in 2019. The following tables set forth, for the three months ended March 31, 2020, the impacts to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended March 31,		Change		Change Due to Currency Translation
	2020	2019	$	%	$	%
North America	$551.9	$496.2	$55.7	11.2%	$(2.4)	(0.5)%
South America	153.9	156.1	(2.2)	(1.4)%	(23.8)	(15.2)%
Europe/Middle East	1,113.3	1,210.6	(97.3)	(8.0)%	(39.8)	(3.3)%
Asia/Pacific/Africa	109.2	132.9	(23.7)	(17.8)%	(5.9)	(4.4)%
	$1,928.3	$1,995.8	$(67.5)	(3.4)%	$(71.9)	(3.6)%

Regionally, net sales in North America increased during the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily a result of higher net sales of high horsepower tractors, Precision Planting equipment and hay equipment. In our EME region, net sales were lower during the three months ended March 31, 2020 compared to the same period in 2019. The decrease was primarily due to lost production caused by the impacts from the COVID-19 pandemic and the negative impact of foreign currency translation. Net sales in South America, excluding the negative impact of foreign currency translation, increased during the three months ended March 31, 2020 compared to the same period in 2019. Net sales increased during the first quarter of 2020, primarily in Brazil. In our APA region, net sales decreased during the three months ended March 31, 2020 compared to the same period in 2019, primarily driven by sales declines in Africa and Asia, as well as the negative impact of foreign currency translation.

We estimate worldwide average prices were relatively flat during the three months ended March 31, 2020 compared to the same prior year period. Consolidated net sales of tractors and combines, which comprised approximately 57% of our net sales for the three months ended March 31, 2020, decreased approximately 6% compared to the same period in 2019. Unit sales of tractors and combines decreased approximately 8.7% for the three months ended March 31, 2020 compared to the same period in 2019. The difference between the unit sales change and the change in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

The following tables set forth, for the periods indicated, the percentage of net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended March 31,
	2020		2019
	$	% of Net Sales(1)	$	% of Net Sales(1)
Gross profit	$450.5	23.4%	$456.7	22.9%
Selling, general and administrative expenses	247.6	12.8%	262.2	13.1%
Engineering expenses	84.9	4.4%	84.5	4.2%
Amortization of intangibles	15.0	0.8%	15.3	0.8%
Bad debt expense	1.8	0.1%	0.6	—%
Restructuring expenses	0.8	—%	1.7	0.1%
Income from operations	$100.4	5.2%	$92.4	4.6%

(1) Rounding may impact the summation of amounts.

Gross profit as a percentage of net sales increased for the three months ended March 31, 2020 compared to the same period in 2019. Gross profit margins increased from the benefits of increased pricing, improved material costs and product mix, offset by the impact of lower production.

Global production hours declined approximately 9% in the first quarter of 2020 compared to the first quarter of 2019. The decrease was primarily due to the suspension of production in our European and South American production sites in late March due to component supply disruptions caused by the COVID-19 pandemic. These factory closures continued during the majority of April, resulting in significantly lower production hours for the month of April 2020 compared to April 2019, with an 80% estimated reduction in our European factories and a 70% reduction in our South American factories. Preliminary sales for April 2020 were approximately 30% below sales for April 2019. We attribute this primarily to the closures of our European plants which remained shut down through most of April. We do not believe that this decline in April revenue is indicative of sales for the remainder of our second quarter and year, as the decline appears to have been largely production-driven and not demand-driven. However, the impacts of the COVID-19 pandemic continue to be unpredictable, and a range of factors could impact our future sales, including additional production constraints and changing industry conditions impacted by commodity prices, farmer sentiment and the other factors that we discuss below under “Risk Factors.”

We recorded approximately $0.1 million of stock compensation expense within cost of goods sold during the three months ended March 31, 2020, compared to approximately $0.5 million for the comparable period in 2019. See below and refer to Note 3 to our Condensed Consolidated Financial Statements for additional information on stock compensation expense.

Selling, general and administrative expenses (“SG&A expenses”), as a percentage of net sales, decreased for the three months ended March 31, 2020 compared to the same period in 2019 as a result of the initiation of cost containment initiatives related to the COVID-19 pandemic and lower stock compensation expense compared to the prior year. We recorded approximately $2.5 million of stock compensation expense within SG&A expenses during the three months ended March 31, 2020 compared to $12.0 million during the same period in 2019. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information. Engineering expenses, as a percentage of net sales, increased slightly for the three months ended March 31, 2020 compared to the same period in 2019.

The restructuring expenses of approximately $0.8 million recorded during the three months ended March 31, 2020 primarily related to severance and related costs associated with the rationalization of certain manufacturing operations and administrative offices located in the United States, Europe and South America. Refer to Note 2 to our Condensed Consolidated Financial Statements for additional information.

Interest expense, net was approximately $3.4 million for the three months ended March 31, 2020 compared to approximately $3.5 million for the comparable period in 2019. See “Liquidity and Capital Resources” for further information on our current liquidity condition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Other expense, net was approximately $12.5 million for the three months ended March 31, 2020 compared to approximately $14.6 million for the comparable period in 2019. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in other expense, net, were approximately $8.1 million for the three months ended March 31, 2020 compared to approximately $8.7 million for the comparable period in 2019.

We recorded an income tax provision of approximately $29.4 million for the three months ended March 31, 2020 compared to approximately $19.4 million for the comparable period in 2019. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. We maintain a valuation allowance to fully reserve against our net deferred tax assets in the United States and certain other foreign jurisdictions. Our effective tax rate for the three months ended March 31, 2020 include the impact of valuation allowances against certain of our Brazilian and U.S. net deferred tax assets and, accordingly, we recorded no tax benefit against our Brazilian and U.S. losses.

Equity in net earnings of affiliates, which is primarily comprised of income from our AGCO Finance joint ventures, was approximately $11.2 million for the three months ended March 31, 2020 compared to approximately $10.8 million for the comparable period in 2019, primarily due to higher net earnings from our AGCO Finance joint ventures. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations.

FINANCE JOINT VENTURES
Our AGCO Finance joint ventures provide both retail financing and wholesale financing to our dealers in the United States, Canada, Europe, Brazil, Argentina and Australia. The joint ventures are owned by us and by a wholly-owned subsidiary of Rabobank. The majority of the assets of the finance joint ventures consist of finance receivables. The majority of the liabilities consist of notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of March 31, 2020, our capital investment in the finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $330.5 million compared to $339.0 million as of December 31, 2019. The total finance portfolio in our finance joint ventures was approximately $9.2 billion and $9.6 billion as of March 31, 2020 and December 31, 2019, respectively. The total finance portfolio as of March 31, 2020 included approximately $7.5 billion of retail receivables and $1.7 billion of wholesale receivables from our dealers. The total finance portfolio as of December 31, 2019 included approximately $7.7 billion of retail receivables and $1.9 billion of wholesale receivables from our dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. During 2020, we made a total of approximately $1.9 million of additional investments in our finance joint venture in the Netherlands. For the three months ended March 31, 2020, our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Condensed Consolidated Statements of Operations, was approximately $11.3 million compared to approximately $10.1 million for the same period in 2019.

LIQUIDITY AND CAPITAL RESOURCES

Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our credit facilities and accounts receivable sales agreement facilities. We believe that the following facilities, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future (in millions):

March 31, 2020
1.002% Senior term loan due 2025	$273.9
Senior term loan due 2022	164.3
Credit facility, expires 2023	504.0
Senior term loans due between 2021 and 2028	719.9
Other long-term debt	11.3

On April 9, 2020, we entered into an amendment to our $800.0 million multi-currency revolving credit facility to include incremental term loans (“2020 term loans”) that allow us to borrow an aggregate principal amount of €235.0 million and $267.5 million, respectively (or an aggregate of approximately $524.4 million as of April 9, 2020). Amounts can be drawn

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

incrementally at any time prior to maturity, but must be drawn down proportionately. Amounts drawn must be in a minimum principal amount of $100.0 million and integral multiples of $50.0 million in excess thereof. Once amounts have been repaid, those amounts are not permitted to be re-drawn. The maturity date of the 2020 term loans is April 8, 2022. Interest accrues on amounts outstanding under the 2020 term loans, at our option, at either (1) LIBOR plus a margin based on our credit rating ranging from 1.125% to 2.125% until April 8, 2021 and ranging from 1.375% to 2.375% thereafter, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin based on our credit rating ranging from 0.125% to 1.375% until April 8, 2021 and ranging from 0.375% to 1.375% thereafter. On April 15, 2020, we borrowed €117.5 million and $133.8 million (or an aggregate of approximately $261.5 million) of 2020 term loans. We simultaneously repaid €100.0 million (or approximately $108.7 million) of our revolving credit facility from the borrowings received. Refer to Note 5 to the Condensed Consolidated Financial Statements for additional information regarding our current facilities.

In December 2018, we entered into a term loan agreement with the European Investment Bank (“EIB”), which provided us with the ability to borrow up to €250.0 million. The €250.0 million (or approximately $273.9 million as of March 31, 2020) of funding was received on January 25, 2019 with a maturity date of January 24, 2025. We are permitted to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears.

In October 2018, we entered into a term loan agreement with Rabobank in the amount of €150.0 million (or approximately $164.3 million as of March 31, 2020). We are permitted to prepay the term loan before its maturity date on October 28, 2022. Interest is payable on the term loan quarterly in arrears at an annual rate, equal to the EURIBOR plus a margin ranging from 0.875% to 1.875% based on our credit rating.

In October 2018, we entered into a multi-currency revolving credit facility of $800.0 million. The maturity date of the credit facility is October 17, 2023. Interest accrues on amounts outstanding under the credit facility, at our option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on our credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on our credit rating. As of March 31, 2020, we had approximately $504.0 million of outstanding borrowings under the credit facility and the ability to borrow approximately $296.0 million under the facility.

In October 2016, we borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements. These agreements had maturities ranging from October 2019 to October 2026. In October 2019, we repaid an aggregate amount of €56.0 million (or approximately $61.1 million) of these term loans. In August 2018, we borrowed an additional aggregate amount of indebtedness of €338.0 million through a group of another seven related term loan agreements. Proceeds from the borrowings were used to repay borrowings under our former revolving credit facility. The provisions of the term loan agreements are identical in nature with the exception of interest rate terms and maturities. In aggregate, as of March 31, 2020 we have indebtedness of approximately €657.0 million (or approximately $719.9 million) under a total group of twelve term loan agreements with remaining maturities ranging from August 2021 to August 2028.

As of March 31, 2020 and December 31, 2019, we had short-term borrowings due within one year of approximately $166.2 million and $150.5 million, respectively.

Interest on U.S. dollar borrowings under our credit facility and the 2020 term loans is calculated based upon LIBOR. In the event that LIBOR is no longer published, interest will be calculated based upon a base rate. The credit facility and 2020 term loans also provide for an expedited amendment process once a replacement for LIBOR is established.

We are in compliance with the financial covenants contained in these facilities and expect to continue to maintain such compliance. Should we ever encounter difficulties, our historical relationship with our lenders has been strong and we anticipate their continued long-term support of our business.

Our total liquidity as of March 31, 2020 was approximately $682.7 million, consisting of cash of approximately $386.7 million and available borrowing capacity of approximately $296.0 million. The addition of the new term loan facility on April 9, 2020 increased our liquidity position by approximately $524.4 million. Our liquidity position is expected to decrease during the second quarter of 2020 due to seasonal requirements and the impact of factory shutdowns. Our total liquidity as of April 30, 2020 was approximately $967.8 million, consisting of cash of approximately $406.0 million and available borrowing

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

capacity under our 2020 term loans and revolving credit facility of approximately $561.8 million. We are confident that we have sufficient available liquidity provided the length and severity of the pandemic on our operations is not more significant than currently estimated. While we currently expect to maintain the payment of our quarterly dividend, we have suspended future share repurchases until business visibility improves.

Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of March 31, 2020 and December 31, 2019, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.5 billion and $1.6 billion, respectively.

Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements are also without recourse to us. As of March 31, 2020 and December 31, 2019, these finance joint ventures had approximately $85.3 million and $104.3 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 39.4% and 30.4% at March 31, 2020 and December 31, 2019, respectively.

Cash Flows
Cash flows used in operating activities were approximately $435.3 million for the first three months of 2020 compared to approximately $329.9 million for the same period in 2019. Our normal seasonal requirements for working capital, as well as the impacts of factory shutdowns, production cuts and supply chain constraints resulted in negative cash flow from operations during the three months ended March 31, 2020.
Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,247.9 million in working capital at March 31, 2020 as compared to $844.6 million at December 31, 2019 and $906.6 million at March 31, 2019. Accounts receivable and inventories, combined, at March 31, 2020 were $133.3 million higher and $223.6 million lower than at December 31, 2019 and March 31, 2019, respectively. Accounts receivable and inventories, combined, at March 31, 2020 were lower than March 31, 2019 primarily due to negative currency translation.
Capital expenditures for the first three months of 2020 were $60.6 million compared to $60.9 million for the same period in 2019. Capital expenditures for the full year of 2020 will be used primarily to support the development and enhancement of new and existing products, upgrade our system capabilities and improve our factory productivity.

Share Repurchase Program
During the three months ended March 31, 2020, we entered into accelerated share repurchase (“ASR”) agreements with a financial institution to repurchase an aggregate of $55.0 million of shares of our common stock. We received approximately 970,141 shares during the three months ended March 31, 2020 related to the ASR agreements. The specific number of shares we ultimately repurchased was determined at the completion of the term of the ASR agreements based on the daily volume-weighted average share price of our common stock less an agreed upon discount. Upon settlement of the ASR agreements, we were entitled to receive additional shares of common stock or, under certain circumstances, were required to remit a settlement amount. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within our Condensed Consolidated Balance Sheets. We have suspended future share repurchases until business visibility improves.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
We are party to a number of commitments and other financial arrangements, which may include off-balance sheet arrangements. At March 31, 2020, we guaranteed indebtedness owed to third parties of approximately $30.4 million, primarily related to dealer and end-user financing of equipment. In addition, we had accrued approximately $19.9 million of outstanding guarantees of minimum residual value that may be owed to our finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantee is approximately $28.5 million. We also sell a majority of our wholesale receivables in North America, Europe and Brazil to our U.S., Canadian, European and Brazilian finance joint ventures. At March 31, 2020, we had outstanding designated and non-designated foreign currency contracts with a gross notional amount of approximately $2.9 billion. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 11, 13 and 17 to our Condensed Consolidated Financial Statements, for further discussion of these matters.

Contingencies
As part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries. Refer to Note 17 to our Condensed Consolidated Financial Statements for further discussion of this matter.

OUTLOOK
The COVID-19 pandemic is expected to continue to negatively impact our sales and production levels. The factory closures during April 2020 will have a significant negative impact to our second quarter sales and earnings. In addition, a considerable amount of uncertainty exists for the balance of 2020 relating to industry demand, production constraints and other impacts of the COVID-19 pandemic. Our focus is on employee safety, serving customers and operating as effectively as possible under these challenging conditions. Refer to “Risk Factors” in Item 1A of Part II of this Form 10-Q for further discussion of the COVID-19 pandemic.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates estimates, including those related to discount and sales incentive allowances, deferred income taxes and uncertain income tax positions, pensions, goodwill, other intangible and long-lived assets, and recoverable indirect taxes. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of our Condensed Consolidated Financial Statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in or implied by the forward-looking statements. Adverse changes in any of the following factors could cause actual results to differ materially from the forward-looking statements:

•	general economic and capital market conditions;

•	availability of credit to our retail customers;

•	the worldwide demand for agricultural products;

•	grain stock levels and the levels of new and used field inventories;

•	cost of steel and other raw materials;

•	energy costs;

•	performance and collectability of the accounts receivable originated or owned by AGCO or AGCO Finance;

•	government policies and subsidies;

•	uncertainty regarding changes in the international tariff regimes and their impact on the cost of the products that we sell;

•	recent suspension of agricultural products into China and the impact to global agricultural equipment demand, if any;

•	weather conditions;

•	interest and foreign currency exchange rates;

•	pricing and product actions taken by competitors;

•	commodity prices, acreage planted and crop yields;

•	farm income, land values, debt levels and access to credit;

•	pervasive livestock diseases;

•	production disruptions;

•	production levels and capacity constraints at our facilities, including those resulting from plant expansions and systems upgrades;

•	integration of recent and future acquisitions;

•	our expansion plans in emerging markets;

•	supply constraints;

•	our cost reduction and control initiatives;

•	our research and development efforts;

•	dealer and distributor actions;

•	regulations affecting privacy and data protection; and

•	technological difficulties.

Any forward-looking statement should be considered in light of such important factors. For additional factors and additional information regarding these factors, see “Risk Factors” in Item 1A of Part II of this Form 10-Q and “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Foreign Currency Risk Management
For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019. As of the first quarter of 2020, there has been no material change in our exposure to market risks.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 17 to our Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS
The following disclosure supplements and updates the discussion of certain risks and uncertainties previously disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our business or financial results. Additional risks and uncertainties that are not presently known to us or that we currently deem immaterial may also impact our business, financial condition or financial results.

Our business will be adversely impacted if the COVID-19 pandemic spreads widely or otherwise impacts our manufacturing and supply chain or demand for our products

The COVID-19 pandemic has had, and we expect will continue to have, negative impacts on our business, and further impacts will depend on future developments, which are highly uncertain and unpredictable. The COVID-19 pandemic has created significant volatility in the global economy and has led to substantially reduced economic activity, employment disruptions, supply chain constraints and delays, and declines in consumer demand. Measures taken by governments around the world, as well as businesses, including us and the general public in order to limit the spread of COVID-19, will continue to negatively impact our business and overall financial condition, including but not limited to the following:

•	Our industry may experience a further decline in global market demand, thus reducing net sales of our products.

•
The COVID-19 pandemic is projected to have minimal impact on global crop production. Most farm operations, which generally have been deemed essential, are working to relatively normal levels. However, the consumption of grain for food, fuel (including ethanol) and livestock feed is being negatively impacted by economic constraints caused by the pandemic. As a result, grain inventories are expected to increase in 2020, and soft commodity prices are trending significantly lower. In addition, protein processing has been severely constrained, which pressure protein producers. Future market demand for agricultural equipment will be influenced by farm income, which is a function of commodity and protein prices, crop yields and government support, and the decrease in market demand because of these factors influencing the buying decisions of the farmer could negatively impact our results of operations and overall financial condition.

•	Deteriorating economic and political conditions, such as increased unemployment, economic slowdown or recessions, could cause further decrease in sales of our products.

•
We may experience adverse fluctuations in foreign currency rates, particularly an increase in the value of the U.S. dollar against key market foreign currencies, which could negatively impact our sales.

•	Governmental guidance, directives or regulations around the world could result in factory shutdowns and reduced production related to factory shutdowns or higher absentee rates.

•
Our factories are dependent upon parts and components manufactured by others, and to the extent that our suppliers are impacted by the COVID-19 pandemic, it will reduce the availability, or result in delays, of parts and supply components to us, which in turn could interrupt our ability to produce and sell completed products.

•	Freight channels may be disrupted due to additional safety requirements imposed by port authorities and/or capacity constraints experienced by our freight carriers.

•
Declines in equity markets and the valuation of assets may negatively affect our pension plan assets, and if this continues, we may incur increased pension expenses and funding requirements related to the fair value of our pension plan assets.

•
Although we currently believe we have sufficient liquidity to support our business, and we have not experienced a significant increase in borrowing costs, the severity and length of the COVID-19 pandemic could have significant negative impacts to our financial condition.

•
While we have limited travel by our employees and have taken measures to ensure the health and safety of our employees at our factories, these measures may not be sufficient to prevent adverse effects of the COVID-19 pandemic.

•
While we have initiated several cost-saving and capital deployment measures and strategies to monitor and manage our cash flows and operating expenses, these measures may not be sufficient to prevent adverse effects of the COVID-19 pandemic.

•
We may be required to record significant impairment charges with respect to certain noncurrent assets such as goodwill and other intangible assets and equity method investments, whose fair values may be negatively affected by the COVID-19 pandemic. We also may be required to write-down obsolete inventory due to decreased sales.

•
If economic conditions continue to deteriorate, we may experience slower collections and larger write-offs of accounts receivable. In addition, our finance joint ventures also may experience slower collections and greater write-offs of accounts receivable, which would result in reduced earnings, if not losses, for us from our investments in the retail joint ventures.

•
Government authorities in the U.S. and throughout the world may increase or impose new income or indirect taxes, or revise interpretations of existing tax regulations, as a means of financing the costs of stimulus and other measures taken, or that might be enacted and taken in the future, to protect populations and economies from the impact of the COVID-19 pandemic. Such actions could have a negative impact on our results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
January 1, 2020 through January 31, 2020	—	$—	—	$300.0
February 1, 2020 through February 29, 2020	297,000	$63.15	297,000	$275.0
March 1, 2020 through March 31, 2020	673,141	$53.84	673,141	$245.0
Total(2)	970,141	$56.69	970,141	$245.0
(1) The remaining authorized amount to be repurchased is $245.0 million, which has no expiration date.
(2) Refer to Note 12 to our Condensed Consolidated Financial Statements for additional information on our share repurchase program.

ITEM 6.	EXHIBITS
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

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, are formatted in Inline XBRL:
(i) Condensed Consolidated Balance Sheets;
(ii) Condensed Consolidated Statements of Operations;
(iii) Condensed Consolidated Statements of Comprehensive (Loss) Income;
(iv) Condensed Consolidated Statements of Cash Flows; and
(v) Notes to Condensed Consolidated Financial Statements
Filed herewith

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 is formatted in Inline XBRL	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 8, 2020	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Lara T. Long
Lara T. Long Vice President, Chief Accounting Officer (Principal Accounting Officer)