Form 10-Q
period 2020-06-30
AGCO CORP /DE
filed 2020-08-07
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 3, 2020, there were 74,896,446 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$404.4	$432.8
Accounts and notes receivable, net	903.3	800.5
Inventories, net	2,169.0	2,078.7
Other current assets	394.2	417.1
Total current assets	3,870.9	3,729.1
Property, plant and equipment, net	1,363.6	1,416.3
Right-of-use lease assets	178.0	187.3
Investment in affiliates	387.6	380.2
Deferred tax assets	68.5	93.8
Other assets	192.8	153.0
Intangible assets, net	470.0	501.7
Goodwill	1,246.6	1,298.3
Total assets	$7,778.0	$7,759.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1.9	$2.9
Short-term borrowings	102.6	150.5
Accounts payable	792.1	914.8
Accrued expenses	1,552.4	1,654.2
Other current liabilities	158.7	162.1
Total current liabilities	2,607.7	2,884.5
Long-term debt, less current portion and debt issuance costs	1,652.1	1,191.8
Operating lease liabilities	138.2	148.6
Pension and postretirement health care benefits	224.7	232.1
Deferred tax liabilities	103.5	107.0
Other noncurrent liabilities	334.3	288.7
Total liabilities	5,060.5	4,852.7
Commitments and contingencies (Note 17)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2020 and 2019	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 74,895,942 and 75,471,562 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	0.8	0.8
Additional paid-in capital	10.1	4.7
Retained earnings	4,490.4	4,443.5
Accumulated other comprehensive loss	(1,825.2)	(1,595.2)
Total AGCO Corporation stockholders’ equity	2,676.1	2,853.8
Noncontrolling interests	41.4	53.2
Total stockholders’ equity	2,717.5	2,907.0
Total liabilities and stockholders’ equity	$7,778.0	$7,759.7
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended June 30,
	2020	2019
Net sales	$2,006.8	$2,422.6
Cost of goods sold	1,574.1	1,858.7
Gross profit	432.7	563.9
Selling, general and administrative expenses	219.5	260.7
Operating expenses:
Engineering expenses	75.8	87.5
Amortization of intangibles	14.9	15.4
Goodwill impairment charge	20.0	—
Restructuring expenses	3.8	—
Bad debt expense	1.4	0.7
Income from operations	97.3	199.6
Interest expense, net	6.1	6.0
Other expense, net	10.0	11.6
Income before income taxes and equity in net earnings of affiliates	81.2	182.0
Income tax provision	31.3	53.2
Income before equity in net earnings of affiliates	49.9	128.8
Equity in net earnings of affiliates	10.1	11.6
Net income	60.0	140.4
Net loss attributable to noncontrolling interests	9.7	0.4
Net income attributable to AGCO Corporation and subsidiaries	$69.7	$140.8
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$0.93	$1.84
Diluted	$0.93	$1.82
Cash dividends declared and paid per common share	$0.16	$0.16
Weighted average number of common and common equivalent shares outstanding:
Basic	74.9	76.6
Diluted	75.2	77.2
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Six Months Ended June 30,
	2020	2019
Net sales	$3,935.1	$4,418.4
Cost of goods sold	3,051.9	3,397.8
Gross profit	883.2	1,020.6
Selling, general and administrative expenses	467.1	522.9
Operating expenses:
Engineering expenses	160.7	172.0
Amortization of intangibles	29.9	30.7
Goodwill impairment charge	20.0	—
Restructuring expenses	4.6	1.7
Bad debt expense	3.2	1.3
Income from operations	197.7	292.0
Interest expense, net	9.5	9.5
Other expense, net	22.5	26.2
Income before income taxes and equity in net earnings of affiliates	165.7	256.3
Income tax provision	60.7	72.6
Income before equity in net earnings of affiliates	105.0	183.7
Equity in net earnings of affiliates	21.3	22.4
Net income	126.3	206.1
Net loss (income) attributable to noncontrolling interests	8.1	(0.2)
Net income attributable to AGCO Corporation and subsidiaries	$134.4	$205.9
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$1.79	$2.69
Diluted	$1.78	$2.66
Cash dividends declared and paid per common share	$0.32	$0.31
Weighted average number of common and common equivalent shares outstanding:
Basic	75.1	76.6
Diluted	75.6	77.3
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited and in millions)

	Three Months Ended June 30,
	2020	2019
Net income	$60.0	$140.4
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	(30.3)	4.4
Defined benefit pension plans, net of tax	3.4	3.0
Deferred gains and losses on derivatives, net of tax	(4.4)	4.8
Other comprehensive (loss) income, net of reclassification adjustments	(31.3)	12.2
Comprehensive income	28.7	152.6
Comprehensive loss (income) attributable to noncontrolling interests	7.2	(0.3)
Comprehensive income attributable to AGCO Corporation and subsidiaries	$35.9	$152.3

	Six Months Ended June 30,
	2020	2019
Net income	$126.3	$206.1
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	(245.1)	16.6
Defined benefit pension plans, net of tax	6.9	6.0
Deferred gains and losses on derivatives, net of tax	5.0	0.7
Other comprehensive (loss) income, net of reclassification adjustments	(233.2)	23.3
Comprehensive (loss) income	(106.9)	229.4
Comprehensive loss (income) attributable to noncontrolling interests	11.3	(2.4)
Comprehensive (loss) income attributable to AGCO Corporation and subsidiaries	$(95.6)	$227.0
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$126.3	$206.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	102.3	107.1
Amortization of intangibles	29.9	30.7
Stock compensation expense	12.7	24.8
Goodwill impairment charge	20.0	—
Equity in net earnings of affiliates, net of cash received	(20.7)	(16.8)
Deferred income tax provision	2.8	13.2
Other	11.2	3.0
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(181.0)	(143.5)
Inventories, net	(210.6)	(513.7)
Other current and noncurrent assets	(62.3)	(18.2)
Accounts payable	(60.9)	83.1
Accrued expenses	(67.9)	1.6
Other current and noncurrent liabilities	76.6	9.7
Total adjustments	(347.9)	(419.0)
Net cash used in operating activities	(221.6)	(212.9)
Cash flows from investing activities:
Purchases of property, plant and equipment	(117.5)	(114.9)
Proceeds from sale of property, plant and equipment	0.5	0.1
Investments in unconsolidated affiliates	(3.1)	—
Net cash used in investing activities	(120.1)	(114.8)
Cash flows from financing activities:
Proceeds from indebtedness	1,136.5	1,621.5
Repayments of indebtedness	(708.9)	(1,219.0)
Purchases and retirement of common stock	(55.0)	(70.0)
Payment of dividends to stockholders	(24.0)	(23.7)
Payment of minimum tax withholdings on stock compensation	(16.1)	(26.7)
Payment of debt issuance costs	(1.4)	(0.5)
Investment by noncontrolling interests	—	1.0
Net cash provided by financing activities	331.1	282.6
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(17.8)	(1.1)
Decrease in cash, cash equivalents and restricted cash	(28.4)	(46.2)
Cash, cash equivalents and restricted cash, beginning of period	432.8	326.1
Cash, cash equivalents and restricted cash, end of period	$404.4	$279.9
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

The Company cannot predict the ongoing impact of the coronavirus (“COVID-19”) pandemic due to increased volatility in global economic and political environments, uncertain market demand for its products, supply chain disruptions, possible workforce unavailability, exchange rate and commodity price volatility and availability of financing, and their impact to the Company’s net sales, production volumes, costs and overall financial condition and available funding. The Company may be required to record significant impairment charges in the future with respect to noncurrent assets such as goodwill and other intangible assets and equity method investments, whose fair values may be negatively affected by the COVID-19 pandemic. The Company also may be required to write-down obsolete inventory due to decreased customer demand and sales orders. The Company is closely monitoring the collection of accounts receivable, as well as the operating results of its finance joint ventures around the world. If economic conditions around the world continue to deteriorate, the Company and its finance joint ventures may not collect accounts receivable at expected levels, and the operating results of its finance joint ventures may be negatively impacted, thus negatively impacting the Company’s results of operations and financial condition. The Company also is closely assessing its compliance with debt covenants, the recognition of any future insurance recoveries, cash flow hedging forecasts as compared to actual transactions, the fair value of pension assets, accounting for incentive and stock compensation accruals, revenue recognition and discount reserve setting as well as the realization of deferred tax assets in light of the COVID-19 pandemic.

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides temporary accounting relief for contract modifications to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to a new alternative reference rate. ASU 2020-04 can be applied as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. ASU 2020-04 generally will no longer be available to apply after December 31, 2022. Interest on U.S. dollar borrowings under the Company's credit facility and its April 2020 amendment is calculated based upon LIBOR. In the event that LIBOR is no longer published, interest will be calculated upon a base rate. The credit facility and its April 2020 amendment provide for an expedited amendment process once a replacement for LIBOR is established (see Note 5). The Company adopted this standard as of March 31, 2020. The adoption did not have a material impact to the Company’s results of operations, financial condition and cash flows.

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

As discussed above, in June 2016, the FASB issued ASU 2016-13, which requires measurement and recognition of expected versus incurred credit losses for financial assets held. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which delays the effective date of ASU 2016-13 for smaller reporting companies and other non-SEC reporting entities. This applies to the Company’s equity method finance joint ventures who are now required to adopt ASU 2016-13 for annual periods beginning after December 15, 2022 and interim periods within those annual periods. The standard, and its subsequent modification, will likely impact the results of operations and financial condition of the Company’s finance joint ventures. Therefore, adoption of the standard by the Company’s finance joint ventures will likely impact the Company’s “Investment in affiliates” and “Equity in net earnings of affiliates.” The Company’s finance joint ventures currently are evaluating the impact of ASU 2016-13 to their results of operations and financial condition.

2.    RESTRUCTURING EXPENSES

From 2014 through 2020, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities and various administrative offices located in Europe, South America, Africa, China and the United States in order to reduce costs in response to softening global market demand and lower production volumes. The aggregate headcount reduction was approximately 4,160 employees between 2014 and 2019. In addition, during 2019, the Company initiated various restructuring activities in an effort to rationalize its grain storage and protein production system operations. During the six months ended June 30, 2020, the Company recorded severance and related costs associated with further rationalizations in connection with the termination of approximately 300 employees. Restructuring expenses activity during the three and six months ended June 30, 2020 is summarized as follows (in millions):

	Write-down of Property, Plant and Equipment	Employee Severance	Facility Closure Costs	Total
Balance as of December 31, 2019	$—	$4.8	$—	$4.8
First quarter 2020 provision	—	0.7	0.2	0.9
First quarter 2020 provision reversal	—	(0.1)	—	(0.1)
First quarter 2020 cash activity	—	(1.7)	(0.2)	(1.9)
Foreign currency translation	—	(0.1)	—	(0.1)
Balance as of March 31, 2020	$—	$3.6	$—	$3.6
Second quarter 2020 provision	1.6	2.2	—	3.8
Less: Non-cash expense	(1.6)	—	—	(1.6)
Cash expense	—	2.2	—	2.2
Second quarter 2020 cash activity	—	(0.8)	—	(0.8)
Foreign currency translation	—	(0.1)	—	(0.1)
Balance as of June 30, 2020	$—	$4.9	$—	$4.9

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

3.    STOCK COMPENSATION PLANS

The Company recorded stock compensation expense as follows for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of goods sold	$0.3	$0.5	$0.4	$1.0
Selling, general and administrative expenses	10.1	12.2	12.6	24.2
Total stock compensation expense	$10.4	$12.7	$13.0	$25.2

Stock Incentive Plan

Under the Company’s Long-Term Incentive Plan (the “Plan”), up to 10,000,000 shares of AGCO common stock may be issued. As of June 30, 2020, of the 10,000,000 shares reserved for issuance under the Plan, approximately 3,237,655 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Long-Term Incentive Plan and Related Performance Awards

The weighted average grant-date fair value of performance awards granted under the Plan during the six months ended June 30, 2020 and 2019 was $70.84 and $61.01, respectively.

During the six months ended June 30, 2020, the Company granted 425,440 performance awards related to varying performance periods. The awards granted assume the maximum target levels of performance are achieved. The compensation expense associated with all awards granted under the Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved.

Performance award transactions during the six months ended June 30, 2020 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan awards:

Shares awarded but not earned at January 1	932,182
Shares awarded	425,440
Shares forfeited	(63,242)
Shares earned	—
Shares awarded but not earned at June 30	1,294,380

As of June 30, 2020, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was approximately $25.8 million, and the weighted average period over which it is expected to be recognized is approximately two years. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

Restricted Stock Unit Awards

During the six months ended June 30, 2020, the Company granted 95,593 restricted stock unit (“RSU”) awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period, subject to adjustment in certain cases based on performance metric relative to the Company's peer group, commencing in 2020. The compensation expense associated with these awards is being amortized ratably over the requisite service period for the awards that are expected to vest. The weighted average grant-date fair value of the RSUs granted under the Plan during the six months ended June 30, 2020 and 2019 was $70.83 and $61.01, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

RSU transactions during the six months ended June 30, 2020 were as follows:

RSUs awarded but not vested at January 1	396,529
RSUs awarded	95,593
RSUs forfeited	(36,051)
RSUs vested	(116,225)
RSUs awarded but not vested at June 30	339,846

As of June 30, 2020, the total compensation cost related to the unvested RSUs not yet recognized was approximately $12.2 million, and the weighted average period over which it is expected to be recognized is approximately one and one-half years.

Stock-Settled Appreciation Rights

The compensation expense associated with the stock-settled appreciation rights (“SSARs”) is amortized ratably over the requisite service period for the awards that are expected to vest. The Company estimates the fair value of the grants using the Black-Scholes option pricing model. SSAR transactions during the six months ended June 30, 2020 were as follows:

SSARs outstanding at January 1	759,675
SSARs granted	187,100
SSARs exercised	(19,500)
SSARs canceled or forfeited	(32,661)
SSARs outstanding at June 30	894,614

As of June 30, 2020, the total compensation cost related to the unvested SSARs not yet recognized was approximately $4.8 million, and the weighted average period over which it is expected to be recognized is approximately two and one-half years.

Director Restricted Stock Grants

The Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The 2020 grant was made on April 30, 2020 and equated to 25,542 shares of common stock, of which 19,862 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.4 million during the six months ended June 30, 2020 associated with these grants.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill during the six months ended June 30, 2020 are summarized as follows (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Balance as of December 31, 2019	$606.0	$112.2	$463.3	$116.8	$1,298.3
Impairment charge	(20.0)	—	—	—	(20.0)
Foreign currency translation	—	(29.2)	(1.2)	(1.3)	(31.7)
Balance as of June 30, 2020	$586.0	$83.0	$462.1	$115.5	$1,246.6

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year. The COVID-19 pandemic has adversely impacted the global economy as a whole. Based on current macroeconomic conditions, the Company assessed its goodwill and other intangible assets for indications of impairment as of March 31, 2020 and June 30, 2020. As of June 30, 2020, the Company concluded there were indicators of impairment during the three months ended June 30, 2020 related to one of its smaller reporting units, which is a 50%-owned tillage and seeding joint venture. The Company consolidates the reporting unit as it was determined to be the primary beneficiary of the joint venture. Deteriorating market conditions for the products the joint venture

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

sells have been negatively impacted by the COVID-19 pandemic in the second quarter, greater than initially expected. As a result, recently updated strategic reviews with revised forecasts indicated an impairment of the entire goodwill balance of this reporting unit was necessary as of June 30, 2020. During the three months ended June 30, 2020, an impairment charge of approximately $20.0 million was recorded as "Goodwill impairment charge" within the Company's Condensed Consolidated Statements of Operations, with an offsetting benefit of approximately $10.0 million included within "Net loss attributable to noncontrolling interests."

Changes in the carrying amount of acquired intangible assets during the six months ended June 30, 2020 are summarized as follows (in millions):

Gross carrying amounts:	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Balance as of December 31, 2019	$199.3	$579.0	$151.1	$8.5	$937.9
Foreign currency translation	(1.1)	(9.9)	(0.3)	(0.1)	(11.4)
Balance as of June 30, 2020	$198.2	$569.1	$150.8	$8.4	$926.5

Accumulated amortization:	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Balance as of December 31, 2019	$83.3	$347.4	$88.7	$3.1	$522.5
Amortization expense	5.0	20.2	4.6	0.1	29.9
Foreign currency translation	(0.7)	(8.7)	(0.2)	—	(9.6)
Balance as of June 30, 2020	$87.6	$358.9	$93.1	$3.2	$542.8

Indefinite-lived intangible assets:	Trademarks and Tradenames
Balance as of December 31, 2019	$86.3
Foreign currency translation	—
Balance as of June 30, 2020	$86.3

The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from five to 50 years.

5.    INDEBTEDNESS

Long-term debt consisted of the following at June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020	December 31, 2019
Senior term loan due 2022	$168.1	$168.1
Credit facility, expires 2023	461.6	—
1.002% Senior term loan due 2025	280.3	280.2
Senior term loans due between 2021 and 2028	736.5	736.2
Other long-term debt	10.6	12.5
Debt issuance costs	(3.1)	(2.3)
	1,654.0	1,194.7
Current portion of other long-term debt	(1.9)	(2.9)
Total long-term indebtedness, less current portion	$1,652.1	$1,191.8

Senior Term Loan Due 2022

In October 2018, the Company entered into a term loan agreement with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) in the amount of €150.0 million (or approximately $168.1 million as of June 30, 2020).

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The Company is permitted to prepay the term loan before its maturity date of October 28, 2022. Interest is payable on the term loan quarterly in arrears at an annual rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating.

Credit Facility

In October 2018, the Company entered into a multi-currency revolving credit facility of $800.0 million. The maturity date of the credit facility is October 17, 2023. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on the Company’s credit rating. As of June 30, 2020, the Company had approximately $196.1 million of outstanding borrowings under the revolving credit facility and the ability to borrow approximately $603.9 million under the revolving credit facility. As of December 31, 2019, the Company had no outstanding borrowings under the revolving credit facility and the ability to borrow approximately $800.0 million under the revolving credit facility.

On April 9, 2020, the Company entered into an amendment to its $800.0 million multi-currency revolving credit facility to include incremental term loans (“2020 term loans”) that allow the Company to borrow an aggregate principal amount of €235.0 million and $267.5 million, respectively (or an aggregate of approximately $530.9 million as of June 30, 2020). Amounts can be drawn incrementally at any time prior to maturity, but must be drawn down proportionately. Amounts drawn must be in a minimum principal amount of $100.0 million and integral multiples of $50.0 million in excess thereof. Once amounts have been repaid, those amounts are not permitted to be re-drawn. The maturity date of the 2020 term loans is April 8, 2022. Interest accrues on amounts outstanding under the 2020 term loans, at the Company's option, at either (1) LIBOR plus a margin based on the Company's credit rating ranging from 1.125% to 2.125% until April 8, 2021 and ranging from 1.375% to 2.375% thereafter, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin based on the Company’s credit rating ranging from 0.125% to 1.375% until April 8, 2021 and ranging from 0.375% to 1.375% thereafter. The 2020 term loans contain covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. On April 15, 2020, the Company borrowed €117.5 million and $133.8 million (or an aggregate of approximately $265.5 million as of June 30, 2020) of 2020 term loans. The Company simultaneously repaid €100.0 million (or approximately $108.7 million) of its revolving credit facility from the borrowings received. There were no other borrowings on the 2020 term loans subsequent to the initial borrowings in April during the three months ended June 30, 2020. As of June 30, 2020, the Company had the ability to borrow approximately $265.4 million of 2020 term loans.

Interest on U.S. dollar borrowings under the Company's credit facility and the 2020 term loans is calculated based upon LIBOR. In the event that LIBOR is no longer published, interest will be calculated upon a base rate. The credit facility and 2020 term loans also provides for an expedited amendment process once a replacement for LIBOR is established.

1.002% Senior Term Loan Due 2025

In December 2018, the Company entered into a term loan with the European Investment Bank ("EIB"), which provided the Company with the ability to borrow up to €250.0 million. The €250.0 million (or approximately $280.3 million as of June 30, 2020) of funding was received on January 25, 2019 with a maturity date of January 24, 2025. The Company is permitted to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears.

Senior Term Loans Due Between 2021 and 2028

In October 2016, the Company borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements, and in August 2018, the Company borrowed an additional aggregate amount of €338.0 million through a group of another seven related term loan agreements. Of the 2016 term loans, an aggregate amount of €56.0 million (or approximately $61.1 million) was repaid upon maturity of two term loan agreements in October 2019.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

In aggregate, the Company has indebtedness of €657.0 million (or approximately $736.5 million as of June 30, 2020) through this group of twelve related term loan agreements. The provisions of the term loan agreements are substantially identical, with the exception of interest rate terms and maturities. The Company is permitted to prepay the term loans before their maturity dates. For the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 0.70% to 2.26% and a maturity date between August 2021 and August 2028. For the term loans with a floating interest rate, interest is payable in arrears on a semi-annual basis, with interest rates based on the EURIBOR plus a margin ranging from 0.70% to 1.25% and a maturity date between August 2021 and August 2025.

Short-Term Borrowings

As of June 30, 2020 and December 31, 2019, the Company had short-term borrowings due within one year of approximately $102.6 million and $150.5 million, respectively.

Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At June 30, 2020 and December 31, 2019, outstanding letters of credit totaled approximately $14.4 million and $13.9 million, respectively.

6.    RECOVERABLE INDIRECT TAXES

The Company’s Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from the Company’s sales in the Brazilian market. The Company regularly assesses the recoverability of these tax credits, and establishes reserves when necessary against them, through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from the Company’s ongoing operations. The Company believes that these tax credits, net of established reserves, are realizable. The Company had recorded approximately $99.1 million and $142.3 million, respectively, of VAT tax credits, net of reserves, as of June 30, 2020 and December 31, 2019.

7.    INVENTORIES

Inventories at June 30, 2020 and December 31, 2019 were as follows (in millions):

	June 30, 2020	December 31, 2019
Finished goods	$797.0	$780.1
Repair and replacement parts	610.0	611.5
Work in process	254.5	213.4
Raw materials	507.5	473.7
Inventories, net	$2,169.0	$2,078.7

8.    PRODUCT WARRANTY

The warranty reserve activity for the three and six months ended June 30, 2020 and 2019 consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$384.6	$361.3	$392.8	$360.9
Accruals for warranties issued during the period	57.6	48.0	113.9	99.1
Settlements made (in cash or in kind) during the period	(38.2)	(40.2)	(87.6)	(87.6)
Foreign currency translation	5.0	2.8	(10.1)	(0.5)
Balance at June 30	$409.0	$371.9	$409.0	$371.9

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $334.3 million and $331.9 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively. Approximately $74.7 million and $60.9 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively.

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

A reconciliation of net income attributable to AGCO Corporation and subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three and six months ended June 30, 2020 and 2019 is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$69.7	$140.8	$134.4	$205.9
Weighted average number of common shares outstanding	74.9	76.6	75.1	76.6
Basic net income per share attributable to AGCO Corporation and subsidiaries	$0.93	$1.84	$1.79	$2.69
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$69.7	$140.8	$134.4	$205.9
Weighted average number of common shares outstanding	74.9	76.6	75.1	76.6
Dilutive SSARs, performance share awards and RSUs	0.3	0.6	0.5	0.7
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	75.2	77.2	75.6	77.3
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$0.93	$1.82	$1.78	$2.66

SSARs to purchase approximately 0.7 million shares of the Company’s common stock for both three and six months ended June 30, 2020, and approximately 0.4 million and 0.6 million shares of the Company's common stock for the three and six months ended June 30, 2019, respectively, were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

10.    INCOME TAXES

At June 30, 2020 and December 31, 2019, the Company had approximately $229.4 million and $210.7 million, respectively, of gross unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. Gross unrecognized income tax benefits as of June 30, 2020 and December 31, 2019 include certain indirect favorable effects that relate to other tax jurisdictions of approximately $50.9 million and $44.9 million, respectively. At June 30, 2020 and December 31, 2019, the Company had approximately $53.4 million and $51.0 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At June 30, 2020 and December 31, 2019, the Company had accrued interest and penalties related to unrecognized tax benefits of approximately $33.8 million and $28.4 million, respectively. Generally, tax years 2014 through 2019 remain open to examination by taxing authorities in the United States and certain other foreign tax jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in the United States and in various state, local and foreign jurisdictions. As of June 30, 2020, a number of income tax examinations in foreign jurisdictions are ongoing.

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

On March 27, 2020, the CARES Act (the “Act”) was enacted in the United States in response to the COVID-19 pandemic, and among other things, provides tax relief to businesses. Tax provisions of the Act include the deferral of certain payroll taxes, relief for retaining employees and other provisions. Other governments around the world have also enacted similar measures and may enact further measures in the future. To date, the Act and other similar worldwide measures have not had a material impact to the Company’s results of operations or financial condition.

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

During 2020 and 2019, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was approximately $125.3 million and $332.7 million as of June 30, 2020 and December 31, 2019, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following tables summarize the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and net income during the three and six months ended June 30, 2020 and 2019 (in millions):

		Recognized in Net Income
Three Months Ended June 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2020
Foreign currency contracts	$(1.3)	Cost of goods sold	$3.1	$1,574.1
2019
Foreign currency contracts	$4.3	Cost of goods sold	$(0.5)	$1,858.7

		Recognized in Net Income
Six Months Ended June 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2020
Foreign currency contracts(1)	$8.2	Cost of goods sold	$3.2	$3,051.9
2019
Foreign currency contracts	$(0.4)	Cost of goods sold	$(1.1)	$3,397.8
(1) The outstanding contracts as of June 30, 2020 range in maturity through December 2020.

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the six months ended June 30, 2020 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2019	$(1.5)	$(0.2)	$(1.3)
Net changes in fair value of derivatives	9.2	1.0	8.2
Net gains reclassified from accumulated other comprehensive loss into income	(3.2)	—	(3.2)
Accumulated derivative net gains as of June 30, 2020	$4.5	$0.8	$3.7

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

In January 2018, the Company entered into a cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap has an expiration date of January 19, 2021. At maturity of the cross currency swap contract, the Company will deliver the notional amount of approximately €245.7 million (or approximately $275.4 million as of June 30, 2020) and will receive $300.0 million from the counterparties. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swap.

During the three months ended March 31, 2020, the Company designated €110.0 million of its multi-currency revolving credit facility with a maturity date of October 17, 2023 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. In May 2020, the Company repaid the designated amount outstanding under its multi-currency revolving credit facility and the foreign currency denominated debt was de-designated as a net investment hedge.

During the six months ended June 30, 2019, the Company designated €160.0 million (or approximately $182.1 million as of June 30, 2019) of its multi-currency revolving credit facility as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. During September 2019, the Company repaid the designated amount outstanding under its multi-currency revolving credit facility and the foreign currency denominated debt was de-designated as a net investment hedge.

The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	June 30, 2020	December 31, 2019
Cross currency swap contract	$300.0	$300.0

The following table summarizes the after-tax impact of changes in the fair value of the instrument designated as a net investment hedge during the three and six months ended June 30, 2020 and 2019 (in millions):

	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Three Months Ended		Gain Recognized in Accumulated Other Comprehensive Loss for the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cross currency swap contract	$(5.8)	$(2.1)	$1.5	$4.8
Foreign currency denominated debt	1.1	0.3	1.7	2.0

Derivative Transactions Not Designated as Hedging Instruments

During 2020 and 2019, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of June 30, 2020 and December 31, 2019, the Company had outstanding foreign currency contracts with a notional amount of approximately $2,552.4 million and $2,800.3 million, respectively.

The following table summarizes the impact that changes in the fair value of derivatives not designated as hedging instruments had on net income (in millions):

		Loss Recognized in Net Income for the Three Months Ended		Gain Recognized in Net Income for the Six Months Ended
	Classification of Gain (Loss)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Foreign currency contracts	Other expense, net	$(9.0)	$(3.1)	$23.1	$5.7

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The table below sets forth the fair value of derivative instruments as of June 30, 2020 (in millions):

	Asset Derivatives as of June 30, 2020		Liability Derivatives as of June 30, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$4.6	Other current liabilities	$0.1
Cross currency swap contract	Other noncurrent assets	28.4	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	23.7	Other current liabilities	17.0
Total derivative instruments		$56.7		$17.1

The table below sets forth the fair value of derivative instruments as of December 31, 2019 (in millions):

	Asset Derivatives as of December 31, 2019		Liability Derivatives as of December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.6	Other current liabilities	$1.9
Cross currency swap contract	Other noncurrent assets	27.0	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	11.7	Other current liabilities	13.1
Total derivative instruments		$39.3		$15.0

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.    CHANGES IN STOCKHOLDERS’ EQUITY

The following tables set forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three and six months ended June 30, 2020 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, March 31, 2020	$0.8	$—	$4,432.7	$(1,791.4)	$48.5	$2,690.6
Stock compensation	—	10.2	(0.1)	—	—	10.1
Issuance of stock awards	—	(0.1)	—	—	—	(0.1)
Comprehensive income:
Net income (loss)	—	—	69.7	—	(9.7)	60.0
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(32.8)	2.5	(30.3)
Defined benefit pension plans, net of tax	—	—	—	3.4	—	3.4
Deferred gains and losses on derivatives, net of tax	—	—	—	(4.4)	—	(4.4)
Payment of dividends to stockholders	—	—	(11.9)	—	—	(11.9)
Change in noncontrolling interest	—	—	—	—	0.1	0.1
Balance, June 30, 2020	$0.8	$10.1	$4,490.4	$(1,825.2)	$41.4	$2,717.5

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2019	$0.8	$4.7	$4,443.5	$(1,595.2)	$53.2	$2,907.0
Stock compensation	—	16.1	(3.4)	—	—	12.7
Issuance of stock awards	—	(7.3)	(8.4)	—	—	(15.7)
SSARs exercised	—	—	(0.1)	—	—	(0.1)
Comprehensive loss:
Net income (loss)	—	—	134.4	—	(8.1)	126.3
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(241.9)	(3.2)	(245.1)
Defined benefit pension plans, net of tax	—	—	—	6.9	—	6.9
Deferred gains and losses on derivatives, net of tax	—	—	—	5.0	—	5.0
Payment of dividends to stockholders	—	—	(24.0)	—	—	(24.0)
Purchases and retirement of common stock	—	(3.4)	(51.6)	—	—	(55.0)
Change in noncontrolling interest	—	—	—	—	(0.5)	(0.5)
Balance, June 30, 2020	$0.8	$10.1	$4,490.4	$(1,825.2)	$41.4	$2,717.5

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Total comprehensive (loss) income attributable to noncontrolling interests for the three and six months ended June 30, 2020 and 2019 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(9.7)	$(0.4)	$(8.1)	$0.2
Other comprehensive (loss) income:
Foreign currency translation adjustments	2.5	0.7	(3.2)	2.2
Total comprehensive (loss) income	$(7.2)	$0.3	$(11.3)	$2.4

The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the six months ended June 30, 2020 (in millions):

	Defined Benefit Pension Plans	Deferred Net Gains (Losses) on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2019	$(296.4)	$(1.3)	$(1,297.5)	$(1,595.2)
Other comprehensive income (loss) before reclassifications	—	8.2	(241.9)	(233.7)
Net losses (gains) reclassified from accumulated other comprehensive loss	6.9	(3.2)	—	3.7
Other comprehensive income (loss), net of reclassification adjustments	6.9	5.0	(241.9)	(230.0)
Accumulated other comprehensive loss, June 30, 2020	$(289.5)	$3.7	$(1,539.4)	$(1,825.2)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three months ended June 30, 2020 and 2019 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2020(1)	Three Months Ended June 30, 2019(1)
Derivatives:
Net (gains) losses on foreign currency contracts	$(3.1)	$0.5	Cost of goods sold
Reclassification before tax	(3.1)	0.5
	—	—	Income tax provision
Reclassification net of tax	$(3.1)	$0.5

Defined benefit pension plans:
Amortization of net actuarial losses	$3.2	$3.0	Other expense, net(2)
Amortization of prior service cost	0.7	0.5	Other expense, net(2)
Reclassification before tax	3.9	3.5
	(0.5)	(0.5)	Income tax provision
Reclassification net of tax	$3.4	$3.0

Net losses reclassified from accumulated other comprehensive loss	$0.3	$3.5
(1) (Gains) losses included within the Condensed Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019, respectively.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 14 for additional information on the Company’s defined benefit pension plans.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the six months ended June 30, 2020 and 2019 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Six Months Ended June 30, 2020(1)	Six Months Ended June 30, 2019(1)
Derivatives:
Net (gains) losses on foreign currency contracts	$(3.2)	$1.1	Cost of goods sold
Reclassification before tax	(3.2)	1.1
	—	—	Income tax provision
Reclassification net of tax	$(3.2)	$1.1

Defined benefit pension plans:
Amortization of net actuarial losses	$6.7	$6.1	Other expense, net(2)
Amortization of prior service cost	1.2	0.9	Other expense, net(2)
Reclassification before tax	7.9	7.0
	(1.0)	(1.0)	Income tax provision
Reclassification net of tax	$6.9	$6.0

Net losses reclassified from accumulated other comprehensive loss	$3.7	$7.1
(1) (Gains) losses included within the Condensed Consolidated Statements of Operations for the six months ended June 30, 2020 and 2019, respectively.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 14 for additional information on the Company’s defined benefit pension plans.

Share Repurchase Program

During the three months ended June 30, 2020, the Company did not purchase any shares directly or enter into any accelerated share repurchase (“ASR”) agreements as a result of its suspension of share repurchases until business visibility improves. During the three months ended March 31, 2020, the Company entered into ASR agreements with a financial institution to repurchase an aggregate of $55.0 million of shares of its common stock. The Company received approximately 970,141 shares during the three months ended March 31, 2020 related to the ASR agreements. The specific number of shares the Company ultimately repurchased was determined at the completion of the term of the ASR agreements based on the daily volume-weighted average share price of the Company’s common stock less an agreed upon discount. Upon settlement of the ASR agreements, the Company was entitled to receive additional shares of common stock or, under certain circumstances, was required to remit a settlement amount. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets.

As of June 30, 2020, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $245.0 million, which has no expiration date.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

13.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. As of June 30, 2020 and December 31, 2019, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.5 billion and $1.6 billion, respectively.

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
Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $4.3 million and $12.4 million, respectively, during the three and six months ended June 30, 2020. Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $11.0 million and $19.7 million, respectively, during the three and six months ended June 30, 2019.
The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of June 30, 2020 and December 31, 2019, these finance joint ventures had approximately $77.3 million and $104.3 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

14.    PENSION AND POSTRETIREMENT BENEFIT PLANS

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three and six months ended June 30, 2020 and 2019 are set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Pension benefits	2020	2019	2020	2019
Service cost	$4.0	$3.9	$8.0	$7.8
Interest cost	4.1	5.3	8.2	10.6
Expected return on plan assets	(7.0)	(7.1)	(14.1)	(14.3)
Amortization of net actuarial losses	3.2	3.0	6.6	6.1
Amortization of prior service cost	0.6	0.4	1.1	0.8
Net periodic pension cost	$4.9	$5.5	$9.8	$11.0

	Three Months Ended June 30,		Six Months Ended June 30,
Postretirement benefits	2020	2019	2020	2019
Interest cost	$0.3	$0.3	$0.6	$0.7
Amortization of net actuarial losses	—	—	0.1	—
Amortization of prior service cost	0.1	0.1	0.1	0.1
Net periodic postretirement benefit cost	$0.4	$0.4	$0.8	$0.8

The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations.

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s defined pension and postretirement benefit plans during the six months ended June 30, 2020 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2019	$(393.2)	$(96.8)	$(296.4)
Amortization of net actuarial losses	6.7	0.9	5.8
Amortization of prior service cost	1.2	0.1	1.1
Accumulated other comprehensive loss as of June 30, 2020	$(385.3)	$(95.8)	$(289.5)

During the six months ended June 30, 2020, the Company made approximately $17.1 million of contributions to its defined pension benefit plans. The Company currently estimates its minimum contributions for 2020 to its defined pension benefit plans will aggregate approximately $32.2 million.
During the six months ended June 30, 2020, the Company made approximately $0.7 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.6 million of contributions to its postretirement health care and life insurance benefit plans during 2020.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 are summarized below (in millions):

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$56.7	$—	$56.7
Derivative liabilities	—	17.1	—	17.1

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$39.3	$—	$39.3
Derivative liabilities	—	15.0	—	15.0

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

16.    SEGMENT REPORTING

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are generally charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and six months ended June 30, 2020 and 2019 and assets as of June 30, 2020 and December 31, 2019 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended June 30,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
2020
Net sales	$555.8	$178.5	$1,125.0	$147.5	$2,006.8
Income from operations	64.7	5.5	91.0	14.0	175.2
Depreciation	15.2	6.1	26.4	3.0	50.7
Capital expenditures	8.2	3.3	42.8	2.6	56.9
2019
Net sales	$618.9	$185.8	$1,457.2	$160.7	$2,422.6
Income (loss) from operations	51.4	(7.1)	208.8	7.0	260.1
Depreciation	16.1	8.2	26.4	3.4	54.1
Capital expenditures	11.6	5.0	35.4	2.0	54.0

Six Months Ended June 30,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
2020
Net sales	$1,107.7	$332.4	$2,238.3	$256.7	$3,935.1
Income (loss) from operations	125.6	(3.3)	193.3	12.7	328.3
Depreciation	30.8	13.5	52.4	5.6	102.3
Capital expenditures	18.3	10.4	84.5	4.3	117.5
2019
Net sales	$1,115.1	$341.9	$2,667.8	$293.6	$4,418.4
Income (loss) from operations	82.0	(15.6)	336.5	10.4	413.3
Depreciation	31.7	16.7	52.4	6.3	107.1
Capital expenditures	29.9	17.1	64.9	3.0	114.9
Assets
As of June 30, 2020	$1,189.8	$640.5	$2,306.5	$487.8	$4,624.6
As of December 31, 2019	1,125.6	758.0	2,187.7	430.2	4,501.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment income from operations	$175.2	$260.1	$328.3	$413.3
Corporate expenses	(29.1)	(32.9)	(63.5)	(64.7)
Amortization of intangibles	(14.9)	(15.4)	(29.9)	(30.7)
Goodwill impairment charge	(20.0)	—	(20.0)	—
Stock compensation expense	(10.1)	(12.2)	(12.6)	(24.2)
Restructuring expenses	(3.8)	—	(4.6)	(1.7)
Consolidated income from operations	$97.3	$199.6	$197.7	$292.0

	June 30, 2020	December 31, 2019
Segment assets	$4,624.6	$4,501.5
Cash and cash equivalents	404.4	432.8
Investments in affiliates	387.6	380.2
Deferred tax assets, other current and noncurrent assets	644.8	645.2
Intangible assets, net	470.0	501.7
Goodwill	1,246.6	1,298.3
Consolidated total assets	$7,778.0	$7,759.7

17.    COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Guarantees

The Company maintains a remarketing agreement with its U.S. finance joint venture, AGCO Finance LLC, whereby the Company is obligated to repurchase up to $6.0 million of repossessed equipment each calendar year. The Company believes that any losses that it might incur on the resale of this equipment will not be material, due to the fair value of the underlying equipment.

At June 30, 2020, the Company has outstanding guarantees of indebtedness owed to third parties of approximately $25.4 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2026. Losses under such guarantees historically have been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid. The Company also has obligations to guarantee indebtedness owed to certain of its finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant, and the guarantees are not material. The Company believes the credit risk associated with these guarantees is not material.

In addition, at June 30, 2020, the Company had accrued approximately $21.5 million of outstanding guarantees of residual values that may be owed to its finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantees is approximately $56.3 million.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Leases

Lease payment amounts for operating and finance leases with remaining terms greater than one year as of June 30, 2020 and December 31, 2019 were as follows (in millions):

	June 30, 2020		December 31, 2019
	Operating Leases(1)	Finance Leases	Operating Leases(1)	Finance Leases
2020	$25.3	$2.6	$48.3	$4.8
2021	44.5	2.9	40.8	2.7
2022	34.4	1.3	31.5	1.2
2023	26.1	1.0	24.1	0.9
2024	17.7	0.6	16.7	0.6
Thereafter	58.3	8.7	61.6	8.7
Total lease payments	206.3	17.1	223.0	18.9
Less: imputed interest(2)	(24.3)	(2.2)	(32.1)	(2.4)
Present value of leased liabilities	$182.0	$14.9	$190.9	$16.5
(1) Operating lease payments include options to extend or terminate at the Company's sole discretion, which are included in the determination of lease term when they are reasonably certain to be exercised.
(2) Calculated for each lease using either the implicit interest rate or the incremental borrowing rate when the implicit interest rate is not readily available.

Other

At June 30, 2020, the Company had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $2,677.7 million. The outstanding contracts as of June 30, 2020 range in maturity through December 2020 (see Note 11).

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

Contingencies

In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through June 30, 2020, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $24.0 million). The amount ultimately in dispute will be significantly greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.
The Company is a party to various other legal claims and actions incidental to its business. The Company believes that none of these claims or actions, either individually or in the aggregate, are material to its business or financial statements as a whole, including its results of operations and financial condition.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

18.    REVENUE

Contract Liabilities

Contract liabilities relate to the following: (1) unrecognized revenues where advance payment of consideration precedes the Company’s performance with respect to extended warranty and maintenance contracts and where the performance obligation is satisfied over time, (2) unrecognized revenues where advance payment of consideration precedes the Company’s performance with respect to certain grain storage and protein production systems and where the performance obligation is satisfied over time and (3) unrecognized revenues where advance payment of consideration precedes the Company’s performance with respect to technology services and where the performance obligation is satisfied over time.

Significant changes in the balance of contract liabilities for the three and six months ended June 30, 2020 and 2019 were as follows (in millions):

	Three Months Ended June 30,
	2020	2019
Balance at beginning of period	$111.6	$84.5
Advance consideration received	35.7	38.3
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(12.0)	(7.9)
Revenue recognized during the period related to grain storage and protein production systems	(17.2)	(27.2)
Foreign currency translation	0.6	0.3
Balance at June 30	$118.7	$88.0

	Six Months Ended June 30,
	2020	2019
Balance at beginning of period	$104.0	$76.8
Advance consideration received	69.6	63.7
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(22.1)	(14.0)
Revenue recognized during the period related to grain storage and protein production systems	(29.0)	(38.6)
Foreign currency translation	(3.8)	0.1
Balance at June 30	$118.7	$88.0

The contract liabilities are classified as either “Accrued expenses” or “Other current liabilities” and “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2020 are $24.8 million for the remainder of 2020, $35.9 million in 2021, $24.1 million in 2022, $12.3 million in 2023 and $5.8 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Disaggregated Revenue

Net sales for the three months ended June 30, 2020 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America(1)	Europe/Middle East	Asia/Pacific/Africa	Consolidated(1)
Primary geographical markets:
United States	$452.1	$—	$—	$—	$452.1
Canada	82.7	—	—	—	82.7
South America	—	177.3	—	—	177.3
Germany	—	—	294.3	—	294.3
France	—	—	221.0	—	221.0
United Kingdom and Ireland	—	—	111.1	—	111.1
Finland and Scandinavia	—	—	144.6	—	144.6
Other Europe	—	—	325.4	—	325.4
Middle East and Algeria	—	—	28.6	—	28.6
Africa	—	—	—	2.6	2.6
Asia	—	—	—	85.9	85.9
Australia and New Zealand	—	—	—	59.0	59.0
Mexico, Central America and Caribbean	21.0	1.2	—	—	22.2
	$555.8	$178.5	$1,125.0	$147.5	$2,006.8

Major products:
Tractors	$148.6	$101.0	$682.2	$60.5	$992.3
Replacement parts	105.8	16.8	257.4	19.3	399.3
Grain storage and protein production systems	142.8	16.9	33.3	48.4	241.4
Combines, application equipment and other machinery	158.6	43.9	152.1	19.3	373.9
	$555.8	$178.5	$1,125.0	$147.5	$2,006.8

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Net sales for the six months ended June 30, 2020 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East(1)	Asia/Pacific/Africa(1)	Consolidated
Primary geographical markets:
United States	$919.5	$—	$—	$—	$919.5
Canada	144.4	—	—	—	144.4
South America	—	329.2	—	—	329.2
Germany	—	—	594.4	—	594.4
France	—	—	435.7	—	435.7
United Kingdom and Ireland	—	—	223.6	—	223.6
Finland and Scandinavia	—	—	276.9	—	276.9
Other Europe	—	—	649.6	—	649.6
Middle East and Algeria	—	—	58.1	—	58.1
Africa	—	—	—	16.0	16.0
Asia	—	—	—	133.9	133.9
Australia and New Zealand	—	—	—	106.8	106.8
Mexico, Central America and Caribbean	43.8	3.2	—	—	47.0
	$1,107.7	$332.4	$2,238.3	$256.7	$3,935.1

Major products:
Tractors	$317.0	$176.9	$1,452.5	$107.4	$2,053.8
Replacement parts	178.0	36.8	458.0	36.6	709.4
Grain storage and protein production systems	239.6	38.8	60.8	77.4	416.6
Other machinery	373.1	79.9	266.9	35.4	755.3
	$1,107.7	$332.4	$2,238.3	$256.7	$3,935.1

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

The coronavirus (“COVID-19”) pandemic has created significant volatility in the global economy and has led to substantially reduced economic activity, employment disruptions and supply chain constraints and delays. In most areas, our business has been deemed essential, thereby allowing us to maintain operations. However, production has been severely impacted by component availability, particularly during late March and throughout April, and therefore net sales levels have been directly impacted. The affected plants, primarily in Europe and South America, all resumed production in late April and all of our production facilities are currently operational. The ability to maintain full-time production remains uncertain for the foreseeable future due to government restrictions, potential supply chain constraints, workforce limitations and safety equipment availability. We have been enacting cost saving measures, as well as managing our cash flows and capital deployment to respond to the volatile environment.

RESULTS OF OPERATIONS
For the three months ended June 30, 2020, we generated net income of approximately $69.7 million, or $0.93 per share, compared to approximately $140.8 million, or $1.82 per share, for the same period in 2019. For the first six months ended June 30, 2020, we generated net income of approximately $134.4 million, or $1.78 per share, compared to approximately $205.9 million, or $2.66 per share, for the same period in 2019.

Net sales during the three and six months ended June 30, 2020 were approximately $2,006.8 million and $3,935.1 million, respectively, which were approximately 17.2% and 10.9% lower than the same periods in 2019. These decreases were primarily the result of reduced production volumes caused by component availability and other impacts of the COVID-19 pandemic, as well as the negative impact of currency translation. The majority of our production facilities in Europe and South America were closed from late March through most of April caused by supply chain disruptions due to COVID-19 impacts. Regionally, net sales, excluding negative currency translation impacts, were higher in our South American region for the three and six months ended June 30, 2020. These increases were offset by declines in net sales in our Europe/Middle East (“EME”), North American and Asia/Pacific/Africa (“APA”) regions.

Income from operations for the three months ended June 30, 2020 was approximately $97.3 million compared to approximately $199.6 million for the same period in 2019. Income from operations for the six months ended June 30, 2020 was approximately $197.7 million compared to approximately $292.0 million for the same period in 2019. These decreases were primarily the result of lower net sales and production volumes, partially offset by cost control initiatives as well as favorable material costs and sales mix compared to the same periods in 2019.

Regionally, income from operations in our EME region decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019. These decreases were primarily due to lower net sales and production volumes, partially offset by a reduction in engineering and other operating expenses. In our North American region, income from operations increased for the three and six months ended June 30, 2020 compared to the same periods in 2019. These increases were primarily due to a favorable sales mix, cost control initiatives and improved operating margins in the grain and protein business. In our South American region, income from operations increased in the three months ended June 30, 2020 while operating losses in the six months ended June 30, 2020 improved compared to the same periods in 2019. These increases reflect increased net sales excluding negative currency translation impacts, a favorable product mix and cost containment efforts, partially offset by the negative currency impacts. In our APA region, income from operations increased for the three and six months ended June 30, 2020 compared to the same periods in 2019, primarily due to a favorable sales mix and reduced expenses, partially offset by lower net sales and production volumes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Industry Market Conditions
The COVID-19 pandemic is projected to have minimal impact on global crop production. Most farm operations, which generally have been deemed essential (including our business), are operating at normal levels. However, the consumption of grain for food, fuel and livestock feed is being negatively impacted by the economic constraints caused by the pandemic. As a result, soft commodity prices have trended lower in the first half of the year. In addition, protein processing has been severely constrained, which pressures protein producers. Future demand for agricultural equipment will be influenced by farm income, which is a function of commodity and protein prices, crop yields and government support. Most of our dealers that sell and service our equipment and parts have also been deemed essential businesses. Those dealers are following government and health organization safety guidance, while continuing to provide sales and service to equipment users, especially farmers. The available digital tools and connected support abilities incorporated into several of our products have allowed the dealers to remotely service many customer machines while maintaining appropriate social distancing protocols. These measures have helped customers continue the essential work of promoting food security and providing critical infrastructure.

In North America, industry unit retail sales of utility and high horsepower tractors for the first six months of 2020 increased approximately 2% compared to the same period in 2019. Industry unit retail sales of combines for the first six months of 2020 decreased approximately 9% compared to the first six months of 2019. Retail sales of low horsepower tractors increased in the first six months of 2020 compared to the prior year period and were partially offset by softer demand for higher horsepower tractors and combines. While the need to replace a relatively aged fleet in the large farm sector remains, lower commodity prices and a cautious farmer sentiment has pressured equipment demand during the first six months of 2020 compared to the same period in 2019. The U.S. COVID-19 aid package for U.S. farmers and livestock producers could offset some of the impact of lower commodity prices.

In Western Europe, industry unit retail sales of tractors decreased approximately 14% compared to the same period in 2019. Industry unit retail sales of combines for the first six months of 2020 decreased approximately 18% compared to the first six months of 2019. During the first six months of 2020, industry sales were weakest in the markets of Spain, the United Kingdom and France compared to the same period in 2019. Industry sales declined due largely to production constraints caused by the COVID-19 pandemic. In addition, dry market conditions throughout Western Europe are expected to negatively impact wheat production, with stronger grain export demand and supportive wheat prices providing some positive offsets to producers. European dairy and livestock fundamentals have stabilized after weakening earlier in 2020.

In South America, industry unit retail sales of tractors for the first six months of 2020 decreased approximately 1% compared to the same period in 2019. Industry unit retail sales of combines for the first six months of 2020 increased approximately 6% compared to the first six months of 2019. Industry retail sales increased in Brazil and Argentina compared to the prior year, but significantly declined in most other South American markets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

STATEMENTS OF OPERATIONS
Net sales for the three months ended June 30, 2020 were approximately $2,006.8 million compared to approximately $2,422.6 million for the same period in 2019. Net sales for the six months ended June 30, 2020 were approximately $3,935.1 million compared to approximately $4,418.4 million for the same period in 2019. The following tables set forth, for the three and six months ended June 30, 2020, the impacts to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended June 30,		Change		Change Due to Currency Translation
	2020	2019	$	%	$	%
North America	$555.8	$618.9	$(63.1)	(10.2)%	$(6.9)	(1.1)%
South America	178.5	185.8	(7.3)	(3.9)%	(46.7)	(25.1)%
Europe/Middle East	1,125.0	1,457.2	(332.2)	(22.8)%	(35.2)	(2.4)%
Asia/Pacific/Africa	147.5	160.7	(13.2)	(8.2)%	(6.6)	(4.1)%
	$2,006.8	$2,422.6	$(415.8)	(17.2)%	$(95.4)	(3.9)%

	Six Months Ended June 30,		Change		Change Due to Currency Translation
	2020	2019	$	%	$	%
North America	$1,107.7	$1,115.1	$(7.4)	(0.7)%	$(9.3)	(0.8)%
South America	332.4	341.9	(9.5)	(2.8)%	(70.5)	(20.6)%
Europe/Middle East	2,238.3	2,667.8	(429.5)	(16.1)%	(75.0)	(2.8)%
Asia/Pacific/Africa	256.7	293.6	(36.9)	(12.6)%	(12.5)	(4.3)%
	$3,935.1	$4,418.4	$(483.3)	(10.9)%	$(167.3)	(3.8)%

Regionally, net sales in North America decreased during the three and six months ended June 30, 2020 compared to the same periods in 2019. These decreases were primarily a result of negative currency translation and lower net sales of grain and protein equipment, high horsepower tractors and sprayers, partially offset by higher net sales of hay equipment and replacement parts. In our EME region, net sales were lower during the three and six months ended June 30, 2020 compared to the same periods in 2019. These decreases were primarily due to lost production caused by the impacts from the COVID-19 pandemic and the negative impact of foreign currency translation. Net sales declines were experienced in virtually all major markets in the region. Net sales in South America, excluding the negative impact of foreign currency translation, increased during the three and six months ended June 30, 2020 compared to the same periods in 2019. Net sales increased in Brazil and Argentina, partially offset by decreased net sales in other South American markets. In our APA region, net sales decreased during the three and six months ended June 30, 2020 compared to the same periods in 2019, primarily driven by negative foreign currency translation, product availability and net sales declines in Africa, partially offset by net sales increases in China and Australia.

We estimate worldwide average price increases were approximately 0.3% and 0.4%, respectively, during the three and six months ended June 30, 2020 compared to the same prior year periods. Consolidated net sales of tractors and combines, which combined comprised approximately 53.9% and 55.3% of our net sales for the three and six months ended June 30, 2020, respectively, decreased approximately 24.4% and 16.2% compared to the same periods in 2019, respectively. Unit sales of tractors and combines decreased approximately 21.9% and 14.7%, respectively, for the three and six months ended June 30, 2020 compared to the same periods in 2019. The difference between the unit sales change and the change in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

The following tables set forth, for the periods indicated, the percentage of net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended June 30,
	2020		2019
	$	% of Net Sales(1)	$	% of Net Sales(1)
Gross profit	$432.7	21.6%	$563.9	23.3%
Selling, general and administrative expenses	219.5	10.9%	260.7	10.8%
Engineering expenses	75.8	3.8%	87.5	3.6%
Amortization of intangibles	14.9	0.7%	15.4	0.6%
Goodwill impairment charge	20.0	1.0%	—	—%
Restructuring expenses	3.8	0.2%	—	—%
Bad debt expense	1.4	0.1%	0.7	—%
Income from operations	$97.3	4.8%	$199.6	8.2%

	Six Months Ended June 30,
	2020		2019
	$	% of Net Sales(1)	$	% of Net Sales(1)
Gross profit	$883.2	22.4%	$1,020.6	23.1%
Selling, general and administrative expenses	467.1	11.9%	522.9	11.8%
Engineering expenses	160.7	4.1%	172.0	3.9%
Amortization of intangibles	29.9	0.8%	30.7	0.7%
Goodwill impairment charge	20.0	0.5%	—	—%
Restructuring expenses	4.6	0.1%	1.7	—%
Bad debt expense	3.2	0.1%	1.3	—%
Income from operations	$197.7	5.0%	$292.0	6.6%
(1) Rounding may impact the summation of amounts.

Gross profit as a percentage of net sales decreased for both the three and six months ended June 30, 2020 compared to the same periods in 2019. These decreases were primarily due to lower net sales caused by the impacts of the COVID-19 pandemic, partially offset from the benefits of increased pricing and improved material costs.

Global production hours declined approximately 19.2% and 14.0%, respectively, in the three and six months ended June 30, 2020 compared to the same periods in 2019. These decreases were primarily due to the suspension of production in our European and South American production sites in late March and throughout April due to component supply disruptions and government-mandated closures of facilities caused by the COVID-19 pandemic. These factory closures resulted in significantly lower production hours. The impacts of the COVID-19 pandemic continue to be unpredictable, and a range of factors could impact our future sales, including additional production constraints, government mandates and changing industry conditions impacted by commodity prices, farmer sentiment and the other factors that we discuss below under “Risk Factors.”

We recorded approximately $0.3 million and $0.4 million of stock compensation expense within cost of goods sold during the three and six months ended June 30, 2020, respectively, compared to approximately $0.5 million and $1.0 million for the comparable periods in 2019. See below and refer to Note 3 to our Condensed Consolidated Financial Statements for additional information on stock compensation expense.

Selling, general and administrative expenses (“SG&A expenses”), as a percentage of net sales, were higher for the three and six months ended June 30, 2020 compared to the same periods in 2019. The increase was a result of the significant decline in net sales in 2020 compared to 2019 despite substantial reductions in expenses achieved through actions such as delayed merit compensation increases, reduced travel expense and the temporary furloughing of certain employees. We recorded approximately $10.1 million and $12.6 million of stock compensation expense within SG&A expenses during the three and six

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

months ended June 30, 2020, respectively, compared to approximately $12.2 million and $24.2 million during the same periods in 2019. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information. Engineering expenses, as a percentage of net sales, increased slightly for both the three and six months ended June 30, 2020 compared to the same periods in 2019.

During the three months ended June 30, 2020, we recorded a non-cash goodwill impairment charge of approximately $20.0 million related to a tillage and seeding joint venture in which we own a 50% interest. The impairment charge was recorded as “Goodwill impairment charge” within our Condensed Consolidated Statements of Operations, with an offsetting benefit of approximately $10.0 million included within “Net loss attributable to noncontrolling interests.” Refer to Note 4 to our Condensed Consolidated Financial Statements for additional information.

Our goodwill impairment analysis conducted as of October 1, 2019 indicated that the carrying value of net assets of our grain storage and production systems business in Europe/Middle East was in excess of the fair value of the reporting unit, and therefore, we recorded a non-cash impairment charge of approximately $173.6 million in the fourth quarter of 2019 to write down the reporting unit to its indicated fair value. The impairment charge was a substantial portion of the reporting unit’s goodwill balance as of October 1, 2019. If weak market conditions persist in the Europe/Middle East market for grain storage equipment, or if our planned strategies to improve the business are not successful, we may incur an additional impairment charge related to this reporting unit in the future.

The restructuring expenses of approximately $3.8 million and $4.6 million recorded during the three and six months ended June 30, 2020, respectively, primarily related to severance and related costs associated with the rationalization of certain manufacturing operations and administrative offices located in the United States, Europe and South America. Refer to Note 2 to our Condensed Consolidated Financial Statements for additional information.

Interest expense, net was approximately $6.1 million and $9.5 million for the three and six months ended June 30, 2020, respectively, compared to approximately $6.0 million and $9.5 million for the comparable periods in 2019. See “Liquidity and Capital Resources” for further information on our available funding.

Other expense, net was approximately $10.0 million and $22.5 million for the three and six months ended June 30, 2020, respectively, compared to approximately $11.6 million and $26.2 million for the comparable periods in 2019. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in “Other expense, net,” were approximately $4.3 million and $12.4 million for the three and six months ended June 30, 2020, respectively, compared to approximately $11.0 million and $19.7 million for the comparable periods in 2019. The decreases in losses was primarily as a result of lower interest rates in 2020 as compared to 2019.

We recorded an income tax provision of approximately $31.3 million and $60.7 million for the three and six months ended June 30, 2020, respectively, compared to approximately $53.2 million and $72.6 million for the comparable periods in 2019. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. We maintain a valuation allowance to fully reserve against our net deferred tax assets in the United States and certain other foreign jurisdictions. Our effective tax rate for the three and six months ended June 30, 2020 include the impact of valuation allowances against certain of our Brazilian and U.S. net deferred tax assets and, accordingly, we recorded no tax benefit against our Brazilian and U.S. losses.

Equity in net earnings of affiliates, which is primarily comprised of income from our AGCO Finance joint ventures, was approximately $10.1 million and $21.3 million for the three and six months ended June 30, 2020, respectively, compared to approximately $11.6 million and $22.4 million for the comparable periods in 2019, primarily due to slightly lower net earnings from our AGCO Finance joint ventures. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations.

FINANCE JOINT VENTURES
Our AGCO Finance joint ventures provide both retail financing and wholesale financing to our dealers in the United States, Canada, Europe, Brazil, Argentina and Australia. The joint ventures are owned by us and by a wholly-owned subsidiary of Rabobank. The majority of the assets of the finance joint ventures consist of finance receivables. The majority of the liabilities consist of notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of June 30, 2020, our capital investment in the finance joint ventures, which is included in “Investment in

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

affiliates” on our Condensed Consolidated Balance Sheets, was approximately $343.9 million compared to $339.0 million as of December 31, 2019. The total finance portfolio in our finance joint ventures was approximately $9.5 billion and $9.6 billion as of June 30, 2020 and December 31, 2019, respectively. The total finance portfolio as of June 30, 2020 included approximately $7.8 billion of retail receivables and $1.7 billion of wholesale receivables from our dealers. The total finance portfolio as of December 31, 2019 included approximately $7.7 billion of retail receivables and $1.9 billion of wholesale receivables from our dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. During 2020, we made a total of approximately $1.9 million of additional investments in our finance joint venture in the Netherlands. For the six months ended June 30, 2020, our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Condensed Consolidated Statements of Operations, was approximately $21.0 million compared to approximately $22.3 million for the same period in 2019.

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

June 30, 2020
Credit facility, expires 2023	$461.6
1.002% Senior term loan due 2025	280.3
Senior term loan due 2022	168.1
Senior term loans due between 2021 and 2028	736.5
Other long-term debt	10.6

On April 9, 2020, we entered into an amendment to our $800.0 million multi-currency revolving credit facility to include incremental term loans (“2020 term loans”) that allow us to borrow an aggregate principal amount of €235.0 million and $267.5 million, respectively (or an aggregate of approximately $530.9 million as of June 30, 2020). Amounts can be drawn incrementally at any time prior to maturity, but must be drawn down proportionately. Amounts drawn must be in a minimum principal amount of $100.0 million and integral multiples of $50.0 million in excess thereof. Once amounts have been repaid, those amounts are not permitted to be re-drawn. The maturity date of the 2020 term loans is April 8, 2022. Interest accrues on amounts outstanding under the 2020 term loans, at our option, at either (1) LIBOR plus a margin based on our credit rating ranging from 1.125% to 2.125% until April 8, 2021 and ranging from 1.375% to 2.375% thereafter, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin based on our credit rating ranging from 0.125% to 1.375% until April 8, 2021 and ranging from 0.375% to 1.375% thereafter. On April 15, 2020, we borrowed €117.5 million and $133.8 million (or an aggregate of approximately $265.5 million as of June 30, 2020) of 2020 term loans. We simultaneously repaid €100.0 million (or approximately $108.7 million) of our revolving credit facility from the borrowings received. There were no other borrowings on the 2020 term loans subsequent to the initial borrowings in April during the three months ended June 30, 2020. As of June 30, 2020, we had the ability to borrow approximately $265.4 million of 2020 term loans. Refer to Note 5 to the Condensed Consolidated Financial Statements for additional information regarding our current facilities.

In October 2018, we entered into a multi-currency revolving credit facility of $800.0 million. The maturity date of the credit facility is October 17, 2023. Interest accrues on amounts outstanding under the credit facility, at our option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on our credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on our credit rating. As of June 30, 2020, we had approximately $196.1 million of outstanding borrowings under the revolving credit facility and the ability to borrow approximately $603.9 million under the revolving credit facility.

In December 2018, we entered into a term loan agreement with the European Investment Bank (“EIB”), which provided us with the ability to borrow up to €250.0 million. The €250.0 million (or approximately $280.3 million as of June 30,

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

2020) of funding was received on January 25, 2019 with a maturity date of January 24, 2025. We are permitted to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears.

In October 2018, we entered into a term loan agreement with Rabobank in the amount of €150.0 million (or approximately $168.1 million as of June 30, 2020). We are permitted to prepay the term loan before its maturity date on October 28, 2022. Interest is payable on the term loan quarterly in arrears at an annual rate, equal to the EURIBOR plus a margin ranging from 0.875% to 1.875% based on our credit rating.

In October 2016, we borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements. These agreements had maturities ranging from October 2019 to October 2026. In October 2019, we repaid an aggregate amount of €56.0 million (or approximately $61.1 million) of two of these term loans. In August 2018, we borrowed an additional aggregate amount of indebtedness of €338.0 million through a group of another seven related term loan agreements. Proceeds from the borrowings were used to repay borrowings under our former revolving credit facility. The provisions of the term loan agreements are identical in nature with the exception of interest rate terms and maturities. In aggregate, as of June 30, 2020 we have indebtedness of approximately €657.0 million (or approximately $736.5 million) under a total group of twelve term loan agreements with remaining maturities ranging from August 2021 to August 2028.

As of June 30, 2020 and December 31, 2019, we had short-term borrowings due within one year of approximately $102.6 million and $150.5 million, respectively.

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

Our available funding as of June 30, 2020 was approximately $1,269.0 million, consisting of unrestricted cash of approximately $399.7 million and available borrowing capacity of approximately $869.3 million. The addition of the new term loan facility on April 9, 2020 increased our borrowing capacity by approximately $530.9 million as of June 30, 2020. Our available funding stabilized during the second quarter of 2020, and we are confident that we have sufficient available funding provided the length and severity of the pandemic on our operations is not more significant than currently estimated. While we currently expect to maintain the payment of our quarterly dividend, we have suspended share repurchases until business visibility improves.

Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of June 30, 2020 and December 31, 2019, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.5 billion and $1.6 billion, respectively.

Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements are also without recourse to us. As of June 30, 2020 and December 31, 2019, these finance joint ventures had approximately $77.3 million and $104.3 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

In order to efficiently manage our liquidity, we generally pay vendors in accordance with negotiated terms. To enable vendors to obtain payment in advance of our payment due dates to them, we have established programs in certain markets with financial institutions under which the vendors have the option to be paid by the financial institutions earlier than the payment due dates. When vendors receive early payments they receive discounted amounts and we then pay the financial institutions the face amounts of the invoices on the payment due dates. We do not reimburse vendors for any costs they incur for participation in the programs. Amounts owed to the financial institutions are presented as "Accounts payable" in our Condensed

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Consolidated Balance Sheets. Should we not be able to negotiate extended payment terms with our vendors, or should financial institutions no longer be willing to participate in early payment programs with us, we would expect to have sufficient liquidity to timely pay our vendors without any material impact on us or our financial position.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 38.7% and 30.4% at June 30, 2020 and December 31, 2019, respectively.

Cash Flows
Cash flows used in operating activities were approximately $221.6 million for the first six months of 2020 compared to approximately $212.9 million for the same period in 2019. Our normal seasonal requirements for working capital, as well as the impacts of factory shutdowns, production cuts and supply chain constraints, resulted in negative cash flow from operations during the six months ended June 30, 2020.
Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,263.2 million in working capital at June 30, 2020 as compared to $844.6 million at December 31, 2019 and $932.7 million at June 30, 2019. Accounts receivable and inventories, combined, at June 30, 2020 were $193.1 million higher and $363.2 million lower than at December 31, 2019 and June 30, 2019, respectively. Accounts receivable and inventories, combined, at June 30, 2020 were lower than June 30, 2019 primarily due to lower sales and production levels, as well as negative currency translation.
Capital expenditures for the first six months of 2020 were $117.5 million compared to $114.9 million for the same period in 2019. We anticipate that capital expenditures for the full year of 2020 will be approximately $225 million and will be used primarily to support the development and enhancement of new and existing products, upgrade our system capabilities and improve our factory productivity.

Share Repurchase Program
During the three months ended June 30, 2020, we did not purchase any shares directly or enter into any accelerated share repurchase (“ASR”) agreements as a result of our suspension of share repurchases until business visibility improves. During the three months ended March 31, 2020, we entered into ASR agreements with a financial institution to repurchase an aggregate of $55.0 million of shares of our common stock. We received approximately 970,141 shares during the three months ended March 31, 2020 related to the ASR agreements. The specific number of shares we ultimately repurchased was determined at the completion of the term of the ASR agreements based on the daily volume-weighted average share price of our common stock less an agreed upon discount. Upon settlement of the ASR agreements, we were entitled to receive additional shares of common stock or, under certain circumstances, were required to remit a settlement amount. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within our Condensed Consolidated Balance Sheets.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
We are party to a number of commitments and other financial arrangements, which may include off-balance sheet arrangements. At June 30, 2020, we guaranteed indebtedness owed to third parties of approximately $25.4 million, primarily related to dealer and end-user financing of equipment. In addition, we had accrued approximately $21.5 million of outstanding guarantees of residual values that may be owed to our finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantee is approximately $56.3 million. We also sell a majority of our wholesale receivables in North America, Europe and Brazil to our U.S., Canadian, European and Brazilian finance joint ventures. At June 30, 2020, we had outstanding designated and non-designated foreign currency contracts with a gross notional amount of approximately $2.7 billion. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 11, 13 and 17 to our Condensed Consolidated Financial Statements, for further discussion of these matters.

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

OUTLOOK
Global industry demand for farm equipment is expected to decline due to impacts of the COVID-19 pandemic, weaker farmer sentiment and lower agricultural commodity prices in 2020 compared to 2019. Our net sales are expected to decline in 2020 compared to 2019, reflecting lower global market demand and negative foreign currency translation, offset by modest positive pricing impacts. Operating margins, excluding goodwill impairment charges in both 2020 and 2019, are expected to be below 2019 levels with the impact of lower sales and production volumes partially offset by the benefits of pricing and expense reductions.

Although not contemplated in the above outlook, the COVID-19 pandemic may continue to negatively impact our operations. Additional factory closures or other production constraints as a result of government mandates, supply chain disruptions or other factors could significantly negatively impact our net sales and earnings. In addition, a considerable amount of uncertainty exists for the balance of 2020 relating to industry demand and other macroeconomic impacts of the COVID-19 pandemic. Our focus is on employee safety, serving customers and operating as effectively as possible under these challenging conditions. Refer to “Risk Factors” in Item 1A of Part II of this Form 10-Q for further discussion of the COVID-19 pandemic.

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

FORWARD-LOOKING STATEMENTS
Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward-looking, including certain statements set forth under the headings “Liquidity and Capital Resources” and “Outlook.” Forward-looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as earnings, net sales, margins, industry demand, market conditions, commodity prices, farm incomes, foreign currency translation, general economic outlook, dividends, share repurchases, availability of financing, product development and enhancement, factory productivity, production and sales volumes, benefits from cost reduction initiatives, tax rates, compliance with loan covenants, capital expenditures, working capital and debt service requirements and the impacts of COVID-19 are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in or implied by the forward-looking statements. Adverse changes in any of the following factors could cause actual results to differ materially from the forward-looking statements:

•	general economic and capital market conditions;

•	availability of credit to our retail customers;

•	the worldwide demand for agricultural products;

•	grain stock levels and the levels of new and used field inventories;

•	cost of steel and other raw materials;

•	energy costs;

•	performance and collectability of the accounts receivable originated or owned by AGCO or our finance joint ventures;

•	government policies and subsidies;

•	uncertainty regarding changes in the international tariff regimes and their impact on the cost of the products that we sell;

•	recent suspension of agricultural products into China and the impact to global agricultural equipment demand, if any;

•	weather conditions;

•	interest and foreign currency exchange rates;

•	pricing and product actions taken by competitors;

•	commodity prices, acreage planted and crop yields;

•	farm income, land values, debt levels and access to credit;

•	pervasive livestock diseases;

•	production disruptions, including due to component availability;

•	production levels and capacity constraints at our facilities, including those resulting from plant expansions and systems upgrades;

•	integration of recent and future acquisitions;

•	our expansion plans in emerging markets;

•	supply constraints;

•	our cost reduction and control initiatives;

•	our research and development efforts;

•	dealer and distributor actions;

•	regulations affecting privacy and data protection;

•	technological difficulties; and

•	the impact of COVID-19.

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

Foreign Currency Risk Management
For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019. As of the second quarter of 2020, there has been no material change in our exposure to market risks.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our business will be adversely impacted if the COVID-19 pandemic continues to spread widely or otherwise impacts our manufacturing and supply chain or demand for our products.

The COVID-19 pandemic has, and we expect may continue to, negatively impact our business, and further impacts will depend on future developments, which are unpredictable. The COVID-19 pandemic has created significant volatility in the global economy and has led to substantially reduced economic activity, employment disruptions, supply chain constraints and delays, and declines in consumer demand. The duration of the pandemic is also unknown. Measures taken by governments around the world, as well as businesses, including us, and the general public in order to limit the spread of COVID-19 will continue to negatively impact our business and overall financial condition, including but not limited to the following:

•	Our industry may experience a further decline in global market demand, thus reducing sales of our products.

•
The COVID-19 pandemic is projected to have minimal impact on global crop production. Most farm operations, which generally have been deemed essential, are working to relatively normal levels. However, the consumption of grain for food, fuel (including ethanol) and livestock feed is being negatively impacted by economic constraints caused by the pandemic. As a result, grain inventories are expected to increase in 2020, and soft commodity prices are trending significantly lower. In addition, protein processing has been severely constrained, which pressure protein producers. Future market demand for agricultural equipment will be influenced by, among other things, net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, commodity prices and general economic conditions, and the decrease in market demand because of these factors could negatively impact our results of operations and overall financial condition.

•	Deteriorating economic and political conditions, such as increased unemployment, economic slowdown or recessions, could cause further decrease in sales of our products.

•
We may experience adverse fluctuations in foreign currency rates, particularly an increase in the value of the U.S. dollar against key market foreign currencies, which could negatively impact our sales.

•
Governmental guidance, directives or regulations around the world could result in factory shutdowns and reduced production related to factory shutdowns or higher absentee rates. Additional operating costs due to the adherence of cleaning requirements and social distancing guidelines may also occur.

•
Our factories are dependent upon parts and components manufactured by others, and to the extent that our suppliers are impacted by the COVID-19 pandemic, it will reduce the availability, or result in delays, of parts and components to us, which in turn could interrupt our ability to produce and sell completed products.

•
Freight channels may be disrupted due to additional safety requirements imposed by port authorities and/or capacity constraints experienced by our freight carriers. As a result, we may also incur increased logistics costs.

•
Declines in equity markets and the valuation of assets may negatively affect our pension plan assets, and, if this continues, we likely will incur increased pension expenses and funding requirements related to the fair value of our pension plan assets.

•
Although we currently believe we have sufficient available funding to support our business, and we have not experienced a significant increase in borrowing costs, the severity and length of the COVID-19 pandemic could have significant negative impacts to our financial condition. This, in turn, could affect our credit ratings and borrowing costs.

•
We have severely limited travel by our employees and have taken measures to ensure the health and safety of our employees at our factories. These measures include employee health screening, using personal protective equipment, enhanced cleaning and sanitation efforts, reworking factory layouts and staggering production schedules to conform with social distancing recommendations. We also have transitioned most non-factory workforce to work-at-home arrangements. These measures may not be sufficient to prevent adverse effects of the COVID-19 pandemic.

•
While we have initiated several cost-saving and capital deployment measures and strategies to monitor and manage our cash flows and operating expenses, these measures may not be sufficient to prevent adverse effects of the COVID-19 pandemic.

•
We may be required to record significant impairment charges with respect to certain noncurrent assets such as goodwill and other intangible assets and equity method investments, whose fair values may be negatively affected by the COVID-19 pandemic. We also may be required to write-down inventory that is deemed obsolete due to decreased sales.

•
If economic conditions continue to deteriorate, we may experience slower collections and larger write-offs of accounts receivable. Our customers and dealers may request payment deferrals or contract modifications. In addition, our finance joint ventures also may experience slower collections and greater write-offs of accounts receivable, which would result in reduced earnings, if not losses, for us from our investments in the retail joint ventures.

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

•
It is unclear when an economic recovery will occur and both the speed and extent of that recovery. The failure of any recovery to return the agricultural equipment economy to its pre-OVID-19 level could adversely affect our results of operations and financial position.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
There were no purchases of our common stock made by or on behalf of us during the three months ended June 30, 2020.

ITEM 6.	EXHIBITS
(The Company is not filing, under Item 4, instruments defining the rights of holders of long-term debt where the debt does not exceed 10% of the Company’s total assets. The Company agrees to furnish copies of those instruments to the Commission upon request.)

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation

10.1	Amendment to Credit Agreement	April 13, 2020, Form 8-K, Exhibit 10.1

31.1	Certification of Martin Richenhagen	Filed herewith

31.2	Certification of Andrew H. Beck	Filed herewith

32.1	Certification of Martin Richenhagen and Andrew H. Beck	Furnished herewith

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, are formatted in Inline XBRL:
(i) Condensed Consolidated Balance Sheets;
(ii) Condensed Consolidated Statements of Operations;
(iii) Condensed Consolidated Statements of Comprehensive (Loss) Income;
(iv) Condensed Consolidated Statements of Cash Flows; and
(v) Notes to Condensed Consolidated Financial Statements
Filed herewith

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 is formatted in Inline XBRL	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2020	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Lara T. Long
Lara T. Long Vice President, Chief Accounting Officer (Principal Accounting Officer)