Form 10-Q
period 2020-09-30
AGCO CORP /DE
filed 2020-11-09
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 2, 2020, there were 74,899,512 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$511.0	$432.8
Accounts and notes receivable, net	990.1	800.5
Inventories, net	2,057.1	2,078.7
Other current assets	386.5	417.1
Total current assets	3,944.7	3,729.1
Property, plant and equipment, net	1,413.7	1,416.3
Right-of-use lease assets	178.9	187.3
Investment in affiliates	411.3	380.2
Deferred tax assets	69.7	93.8
Other assets	186.5	153.0
Intangible assets, net	462.2	501.7
Goodwill	1,273.3	1,298.3
Total assets	$7,940.3	$7,759.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$86.2	$2.9
Short-term borrowings	47.7	150.5
Accounts payable	819.9	914.8
Accrued expenses	1,691.9	1,654.2
Other current liabilities	211.8	162.1
Total current liabilities	2,857.5	2,884.5
Long-term debt, less current portion and debt issuance costs	1,429.3	1,191.8
Operating lease liabilities	139.1	148.6
Pension and postretirement health care benefits	224.6	232.1
Deferred tax liabilities	106.6	107.0
Other noncurrent liabilities	333.3	288.7
Total liabilities	5,090.4	4,852.7
Commitments and contingencies (Note 18)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2020 and 2019	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 74,899,318 and 75,471,562 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	0.8	0.8
Additional paid-in capital	24.2	4.7
Retained earnings	4,635.7	4,443.5
Accumulated other comprehensive loss	(1,851.0)	(1,595.2)
Total AGCO Corporation stockholders’ equity	2,809.7	2,853.8
Noncontrolling interests	40.2	53.2
Total stockholders’ equity	2,849.9	2,907.0
Total liabilities and stockholders’ equity	$7,940.3	$7,759.7
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended September 30,
	2020	2019
Net sales	$2,497.5	$2,109.4
Cost of goods sold	1,918.8	1,659.2
Gross profit	578.7	450.2
Selling, general and administrative expenses	251.3	245.0
Operating expenses:
Engineering expenses	82.0	82.3
Amortization of intangibles	14.8	14.9
Bad debt expense	5.8	0.8
Restructuring expenses	0.8	1.3
Income from operations	224.0	105.9
Interest expense, net	3.6	6.4
Other expense, net	15.3	20.8
Income before income taxes and equity in net earnings of affiliates	205.1	78.7
Income tax provision	57.2	83.2
Income (loss) before equity in net earnings of affiliates	147.9	(4.5)
Equity in net earnings of affiliates	10.2	10.8
Net income	158.1	6.3
Net (income) loss attributable to noncontrolling interests	(0.8)	1.3
Net income attributable to AGCO Corporation and subsidiaries	$157.3	$7.6
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$2.10	$0.10
Diluted	$2.09	$0.10
Cash dividends declared and paid per common share	$0.16	$0.16
Weighted average number of common and common equivalent shares outstanding:
Basic	74.9	76.1
Diluted	75.4	76.7
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Nine Months Ended September 30,
	2020	2019
Net sales	$6,432.6	$6,527.8
Cost of goods sold	4,970.7	5,057.0
Gross profit	1,461.9	1,470.8
Selling, general and administrative expenses	718.4	767.9
Operating expenses:
Engineering expenses	242.7	254.3
Amortization of intangibles	44.7	45.6
Goodwill impairment charge	20.0	—
Bad debt expense	9.0	2.1
Restructuring expenses	5.4	3.0
Income from operations	421.7	397.9
Interest expense, net	13.1	15.9
Other expense, net	37.8	47.0
Income before income taxes and equity in net earnings of affiliates	370.8	335.0
Income tax provision	117.9	155.8
Income before equity in net earnings of affiliates	252.9	179.2
Equity in net earnings of affiliates	31.5	33.2
Net income	284.4	212.4
Net loss attributable to noncontrolling interests	7.3	1.1
Net income attributable to AGCO Corporation and subsidiaries	$291.7	$213.5
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$3.89	$2.79
Diluted	$3.86	$2.77
Cash dividends declared and paid per common share	$0.48	$0.47
Weighted average number of common and common equivalent shares outstanding:
Basic	75.0	76.4
Diluted	75.5	77.1
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in millions)

	Three Months Ended September 30,
	2020	2019
Net income	$158.1	$6.3
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	(30.3)	(62.7)
Defined benefit pension plans, net of tax	3.4	2.8
Deferred gains and losses on derivatives, net of tax	(1.1)	(1.6)
Other comprehensive loss, net of reclassification adjustments	(28.0)	(61.5)
Comprehensive income (loss)	130.1	(55.2)
Comprehensive loss attributable to noncontrolling interests	1.4	2.0
Comprehensive income (loss) attributable to AGCO Corporation and subsidiaries	$131.5	$(53.2)

	Nine Months Ended September 30,
	2020	2019
Net income	$284.4	$212.4
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	(275.4)	(46.1)
Defined benefit pension plans, net of tax	10.3	8.8
Deferred gains and losses on derivatives, net of tax	3.9	(0.9)
Other comprehensive loss, net of reclassification adjustments	(261.2)	(38.2)
Comprehensive income	23.2	174.2
Comprehensive loss (income) attributable to noncontrolling interests	12.7	(0.4)
Comprehensive income attributable to AGCO Corporation and subsidiaries	$35.9	$173.8
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$284.4	$212.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	154.9	159.2
Amortization of intangibles	44.7	45.6
Stock compensation expense	26.8	32.9
Goodwill impairment charge	20.0	—
Equity in net earnings of affiliates, net of cash received	(30.9)	(26.3)
Deferred income tax provision	2.4	43.1
Other	19.2	1.9
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(264.7)	(85.1)
Inventories, net	(53.4)	(503.4)
Other current and noncurrent assets	(39.5)	(47.0)
Accounts payable	(55.6)	(4.1)
Accrued expenses	22.9	23.7
Other current and noncurrent liabilities	92.9	66.9
Total adjustments	(60.3)	(292.6)
Net cash provided by (used in) operating activities	224.1	(80.2)
Cash flows from investing activities:
Purchases of property, plant and equipment	(183.1)	(188.1)
Proceeds from sale of property, plant and equipment	0.9	0.9
Investments in unconsolidated affiliates	(4.7)	—
Purchase of businesses, net of cash acquired	(2.8)	—
Net cash used in investing activities	(189.7)	(187.2)
Cash flows from financing activities:
Proceeds from indebtedness	1,195.6	1,998.3
Repayments of indebtedness	(1,027.7)	(1,600.5)
Purchases and retirement of common stock	(55.0)	(100.0)
Payment of dividends to stockholders	(36.0)	(35.9)
Payment of minimum tax withholdings on stock compensation	(16.2)	(27.5)
Payment of debt issuance costs	(1.4)	(0.5)
Investment by noncontrolling interests	0.2	1.2
Net cash provided by financing activities	59.5	235.1
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(15.7)	(11.8)
Increase (decrease) in cash, cash equivalents and restricted cash	78.2	(44.1)
Cash, cash equivalents and restricted cash, beginning of period	432.8	326.1
Cash, cash equivalents and restricted cash, end of period	$511.0	$282.0
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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

2.    RESTRUCTURING EXPENSES

    From 2014 through 2020, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities and various administrative offices located in Europe, South America, Africa, China and the United States in order to reduce costs in response to softening global market demand and lower production volumes. The aggregate headcount reduction was approximately 4,160 employees between 2014 and 2019. In addition, during 2019, the Company initiated various restructuring activities in an effort to rationalize its grain storage and protein production system operations. During the nine months ended September 30, 2020, the Company recorded severance and related costs associated with further rationalizations in connection with the termination of approximately 320 employees. Restructuring expenses activity during the three and nine months ended September 30, 2020 is summarized as follows (in millions):

	Write-down of Property, Plant and Equipment	Employee Severance	Facility Closure Costs	Total
Balance as of December 31, 2019	$—	$4.8	$—	$4.8
First quarter 2020 provision	—	0.7	0.2	0.9
First quarter 2020 provision reversal	—	(0.1)	—	(0.1)
First quarter 2020 cash activity	—	(1.7)	(0.2)	(1.9)
Foreign currency translation	—	(0.1)	—	(0.1)
Balance as of March 31, 2020	$—	$3.6	$—	$3.6
Second quarter 2020 provision	1.6	2.2	—	3.8
Less: Non-cash expense	(1.6)	—	—	(1.6)
Cash expense	—	2.2	—	2.2
Second quarter 2020 cash activity	—	(0.8)	—	(0.8)
Foreign currency translation	—	(0.1)	—	(0.1)
Balance as of June 30, 2020	$—	$4.9	$—	$4.9
Third quarter 2020 provision	—	0.9	—	0.9
Third quarter 2020 cash activity	—	(1.1)	—	(1.1)
Third quarter 2020 provision reversal	—	(0.1)	—	(0.1)
Balance as of September 30, 2020	$—	$4.6	$—	$4.6

3.    STOCK COMPENSATION PLANS

    The Company recorded stock compensation expense as follows for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$0.5	$0.3	$0.9	$1.3
Selling, general and administrative expenses	13.7	7.8	26.3	32.0
Total stock compensation expense	$14.2	$8.1	$27.2	$33.3

Stock Incentive Plan

    Under the Company’s Long-Term Incentive Plan (the “Plan”), up to 10,000,000 shares of AGCO common stock may be issued. As of September 30, 2020, of the 10,000,000 shares reserved for issuance under the Plan, approximately 3,252,617 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Long-Term Incentive Plan and Related Performance Awards

    The weighted average grant-date fair value of performance awards granted under the Plan during the nine months ended September 30, 2020 and 2019 was $70.84 and $61.01, respectively.

    During the nine months ended September 30, 2020, the Company granted 425,440 performance awards related to varying performance periods. The awards granted assume the maximum target levels of performance are achieved. The compensation expense associated with all awards granted under the Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved.

    Performance award transactions during the nine months ended September 30, 2020 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan awards:

Shares awarded but not earned at January 1	932,182
Shares awarded	425,440
Shares forfeited	(65,858)
Shares earned	—
Shares awarded but not earned at September 30	1,291,764

    As of September 30, 2020, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was approximately $28.0 million, and the weighted average period over which it is expected to be recognized is approximately two years. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

Restricted Stock Unit Awards

    During the nine months ended September 30, 2020, the Company granted 95,593 restricted stock unit (“RSU”) awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period, subject to adjustment in certain cases based on performance metric relative to the Company's peer group, commencing in 2020. The compensation expense associated with these awards is being amortized ratably over the requisite service period for the awards that are expected to vest. The weighted average grant-date fair value of the RSUs granted under the Plan during the nine months ended September 30, 2020 and 2019 was $70.83 and $61.01, respectively. RSU transactions during the nine months ended September 30, 2020 were as follows:

RSUs awarded but not vested at January 1	396,529
RSUs awarded	95,593
RSUs forfeited	(36,753)
RSUs vested	(116,882)
RSUs awarded but not vested at September 30	338,487

    As of September 30, 2020, the total compensation cost related to the unvested RSUs not yet recognized was approximately $9.7 million, and the weighted average period over which it is expected to be recognized is approximately one and one-half years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Stock-Settled Appreciation Rights

    The compensation expense associated with the stock-settled appreciation rights (“SSARs”) is amortized ratably over the requisite service period for the awards that are expected to vest. The Company estimates the fair value of the grants using the Black-Scholes option pricing model. SSAR transactions during the nine months ended September 30, 2020 were as follows:

SSARs outstanding at January 1	759,675
SSARs granted	187,100
SSARs exercised	(30,225)
SSARs canceled or forfeited	(35,061)
SSARs outstanding at September 30	881,489

    As of September 30, 2020, the total compensation cost related to the unvested SSARs not yet recognized was approximately $4.2 million, and the weighted average period over which it is expected to be recognized is approximately two and one-half years.

Director Restricted Stock Grants

    The Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The 2020 grant was made on April 30, 2020 and equated to 25,542 shares of common stock, of which 19,862 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.4 million during the nine months ended September 30, 2020 associated with these grants.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill during the nine months ended September 30, 2020 are summarized as follows (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Balance as of December 31, 2019	$606.0	$112.2	$463.3	$116.8	$1,298.3
Acquisition	7.2	—	—	—	7.2
Impairment charge	(20.0)	—	—	—	(20.0)
Foreign currency translation	(0.1)	(31.5)	16.7	2.7	(12.2)
Balance as of September 30, 2020	$593.1	$80.7	$480.0	$119.5	$1,273.3

    On September 10, 2020, the Company acquired 151 Research, Inc., a company specializing in agricultural technology, for approximately $2.8 million. The Company agreed to further contingent consideration related to the acquisition, and therefore recorded a liability of approximately $4.4 million as of September 30, 2020 to reflect estimated achievement of agreed upon targets. The acquisition did not have a material impact on the Company.

    Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year. The COVID-19 pandemic has adversely impacted the global economy as a whole. Based on current macroeconomic conditions, the Company assessed its goodwill and other intangible assets for indications of impairment as of March 31, 2020, June 30, 2020 and September 30, 2020. As of June 30, 2020, the Company concluded there were indicators of impairment during the three months ended June 30, 2020 related to one of its smaller reporting units, which is a 50%-owned tillage and seeding equipment joint venture. The Company consolidates the reporting unit as it was determined to be the primary beneficiary of the joint venture. Deteriorating market conditions for the products the joint venture sells were negatively impacted by the COVID-19 pandemic in the second quarter, greater than initially expected. As a result, updated strategic reviews with revised forecasts indicated an impairment of the entire goodwill balance of this reporting unit was necessary as of June 30, 2020. During the three months ended June 30, 2020, an impairment charge of approximately $20.0 million was recorded as "Goodwill impairment charge" within the Company's Condensed Consolidated Statements of Operations, with an offsetting benefit of approximately $10.0 million included within "Net loss attributable to noncontrolling interests."

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Changes in the carrying amount of acquired intangible assets during the nine months ended September 30, 2020 are summarized as follows (in millions):

Gross carrying amounts:	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Balance as of December 31, 2019	$199.3	$579.0	$151.1	$8.5	$937.9
Foreign currency translation	2.3	(3.7)	3.0	0.2	1.8
Balance as of September 30, 2020	$201.6	$575.3	$154.1	$8.7	$939.7

Accumulated amortization:	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Balance as of December 31, 2019	$83.3	$347.4	$88.7	$3.1	$522.5
Amortization expense	7.6	30.0	7.0	0.1	44.7
Foreign currency translation	0.5	(4.7)	2.1	0.1	(2.0)
Balance as of September 30, 2020	$91.4	$372.7	$97.8	$3.3	$565.2

Indefinite-lived intangible assets:	Trademarks and Tradenames
Balance as of December 31, 2019	$86.3
Foreign currency translation	1.4
Balance as of September 30, 2020	$87.7
    The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from five to 50 years.

5.    INDEBTEDNESS

    Long-term debt consisted of the following at September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020	December 31, 2019
Senior term loan due 2022	$175.4	$168.1
Credit facility, expires 2023	271.2	—
1.002% Senior term loan due 2025	292.4	280.2
Senior term loans due between 2021 and 2028	768.4	736.2
Other long-term debt	10.9	12.5
Debt issuance costs	(2.8)	(2.3)
	1,515.5	1,194.7
Senior term loans due 2021	(84.2)	—
Current portion of other long-term debt	(2.0)	(2.9)
Total long-term indebtedness, less current portion	$1,429.3	$1,191.8

Senior Term Loan Due 2022

    In October 2018, the Company entered into a term loan agreement with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) in the amount of €150.0 million (or approximately $175.4 million as of September 30, 2020). The Company is permitted to prepay the term loan before its maturity date of October 28, 2022. Interest is payable on the term loan quarterly in arrears at an annual rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Credit Facility

    In October 2018, the Company entered into a multi-currency revolving credit facility of $800.0 million. The maturity date of the credit facility is October 17, 2023. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on the Company’s credit rating. As of September 30, 2020 and December 31, 2019, the Company had no outstanding borrowings under the revolving credit facility and had the ability to borrow approximately $800.0 million under the revolving credit facility.

    On April 9, 2020, the Company entered into an amendment to its $800.0 million multi-currency revolving credit facility to include incremental term loans (“2020 term loans”) that allow the Company to borrow an aggregate principal amount of €235.0 million and $267.5 million, respectively (or an aggregate of approximately $542.4 million as of September 30, 2020). Amounts can be drawn incrementally at any time prior to maturity, but must be drawn down proportionately. Amounts drawn must be in a minimum principal amount of $100.0 million and integral multiples of $50.0 million in excess thereof. Once amounts have been repaid, those amounts are not permitted to be re-drawn. The maturity date of the 2020 term loans is April 8, 2022. Interest accrues on amounts outstanding under the 2020 term loans, at the Company's option, at either (1) LIBOR plus a margin based on the Company's credit rating ranging from 1.125% to 2.125% until April 8, 2021 and ranging from 1.375% to 2.375% thereafter, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin based on the Company’s credit rating ranging from 0.125% to 1.375% until April 8, 2021 and ranging from 0.375% to 1.375% thereafter. The 2020 term loans contain covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. On April 15, 2020, the Company borrowed €117.5 million and $133.8 million (or an aggregate of approximately $271.2 million as of September 30, 2020) of 2020 term loans. The Company simultaneously repaid €100.0 million (or approximately $108.7 million) of its revolving credit facility from the borrowings received. There were no other borrowings on the 2020 term loans subsequent to the initial borrowings in April 2020. As of September 30, 2020, the Company had the ability to borrow approximately $271.2 million of 2020 term loans.

    Interest on U.S. dollar borrowings under the Company's revolving credit facility and the 2020 term loans is calculated based upon LIBOR. In the event that LIBOR is no longer published, interest will be calculated upon a base rate. The revolving credit facility and the 2020 term loans also provide for an expedited amendment process once a replacement for LIBOR is established.

1.002% Senior Term Loan Due 2025

    In December 2018, the Company entered into a term loan with the European Investment Bank ("EIB"), which provided the Company with the ability to borrow up to €250.0 million. The €250.0 million (or approximately $292.4 million as of September 30, 2020) of funding was received on January 25, 2019 with a maturity date of January 24, 2025. The Company is permitted to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    In aggregate, the Company has indebtedness of €657.0 million (or approximately $768.4 million as of September 30, 2020) through this group of twelve related term loan agreements. The provisions of the term loan agreements are substantially identical, with the exception of interest rate terms and maturities. The Company is permitted to prepay the term loans before their maturity dates. For the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 0.70% to 2.26% and a maturity date between August 2021 and August 2028. For the term loans with a floating interest rate, interest is payable in arrears on a semi-annual basis, with interest rates based on the EURIBOR plus a margin ranging from 0.70% to 1.25% and a maturity date between August 2021 and August 2025.

Short-Term Borrowings

    As of September 30, 2020 and December 31, 2019, the Company had short-term borrowings due within one year of approximately $47.7 million and $150.5 million, respectively.

Standby Letters of Credit and Similar Instruments

    The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At September 30, 2020 and December 31, 2019, outstanding letters of credit totaled approximately $14.4 million and $13.9 million, respectively.

6.    RECOVERABLE INDIRECT TAXES

    The Company’s Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from the Company’s sales in the Brazilian market. The Company regularly assesses the recoverability of these tax credits, and establishes reserves when necessary against them, through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from the Company’s ongoing operations. The Company believes that these tax credits, net of established reserves, are realizable. The Company had recorded approximately $93.7 million and $142.3 million, respectively, of VAT tax credits, net of reserves, as of September 30, 2020 and December 31, 2019.

7.    INVENTORIES

    Inventories at September 30, 2020 and December 31, 2019 were as follows (in millions):

	September 30, 2020	December 31, 2019
Finished goods	$734.4	$780.1
Repair and replacement parts	623.7	611.5
Work in process	222.4	213.4
Raw materials	476.6	473.7
Inventories, net	$2,057.1	$2,078.7

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

8.    PRODUCT WARRANTY

    The warranty reserve activity for the three and nine months ended September 30, 2020 and 2019 consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$409.0	$371.9	$392.8	$360.9
Acquisition	0.2	—	0.2	—
Accruals for warranties issued during the period	73.2	46.8	187.1	145.9
Settlements made (in cash or in kind) during the period	(56.5)	(46.0)	(144.1)	(133.6)
Foreign currency translation	12.5	(13.3)	2.4	(13.8)
Balance at September 30	$438.4	$359.4	$438.4	$359.4

    The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $356.4 million and $331.9 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively. Approximately $82.0 million and $60.9 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively.

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

    A reconciliation of net income attributable to AGCO Corporation and subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three and nine months ended September 30, 2020 and 2019 is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$157.3	$7.6	$291.7	$213.5
Weighted average number of common shares outstanding	74.9	76.1	75.0	76.4
Basic net income per share attributable to AGCO Corporation and subsidiaries	$2.10	$0.10	$3.89	$2.79
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$157.3	$7.6	$291.7	$213.5
Weighted average number of common shares outstanding	74.9	76.1	75.0	76.4
Dilutive SSARs, performance share awards and RSUs	0.5	0.6	0.5	0.7
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	75.4	76.7	75.5	77.1
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$2.09	$0.10	$3.86	$2.77

    SSARs to purchase approximately 0.5 million and 0.7 million shares of the Company’s common stock for the three and nine months ended September 30, 2020, and approximately 0.2 million and 0.4 million shares of the Company's common stock for the three and nine months ended September 30, 2019, respectively, were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

10.    INCOME TAXES

    At September 30, 2020 and December 31, 2019, the Company had approximately $248.0 million and $210.7 million, respectively, of gross unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. Gross unrecognized income tax benefits as of September 30, 2020 and December 31, 2019 include certain indirect favorable effects that relate to other tax jurisdictions of approximately $55.0 million and $44.9 million, respectively. At September 30, 2020 and December 31, 2019, the Company had approximately $99.0 million and $51.0 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At September 30, 2020 and December 31, 2019, the Company had accrued interest and penalties related to unrecognized tax benefits of approximately $37.5 million and $28.4 million, respectively. Generally, tax years 2014 through 2019 remain open to examination by taxing authorities in the United States and certain other foreign tax jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in the United States and in various state, local and foreign jurisdictions. As of September 30, 2020, a number of income tax examinations in foreign jurisdictions are ongoing.

    The Company maintains a valuation allowance to fully reserve against its net deferred tax assets in the United States, Brazil and certain other foreign jurisdictions. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the third quarter of 2019, the Company recorded a non-cash deferred income tax charge of approximately $53.7 million to establish a valuation allowance against its Brazilian net deferred income tax assets. The Company regularly assesses the likelihood that its deferred tax assets will be recovered from estimated future taxable income and available tax planning strategies and has determined that all adjustments to the valuation allowances have been appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize its remaining net deferred tax assets, net of the valuation allowance, in future years.

    On March 27, 2020, the CARES Act (the “Act”) was enacted in the United States in response to the COVID-19 pandemic to, among other things, provide tax relief to businesses. Tax provisions of the Act include the deferral of certain payroll taxes, relief for retaining employees and other provisions. Other governments around the world have also enacted similar measures and may enact further measures in the future. To date, the Act and other similar worldwide measures have not had a material impact to the Company’s results of operations or financial condition.

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

    During 2020 and 2019, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was approximately $196.3 million and $332.7 million as of September 30, 2020 and December 31, 2019, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following tables summarize the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and net income during the three and nine months ended September 30, 2020 and 2019 (in millions):

		Recognized in Net Income
Three Months Ended September 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2020
Foreign currency contracts	$(0.1)	Cost of goods sold	$1.0	$1,918.8
2019
Foreign currency contracts	$0.1	Cost of goods sold	$1.7	$1,659.2

		Recognized in Net Income
Nine Months Ended September 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2020
Foreign currency contracts(1)	$8.1	Cost of goods sold	$4.2	$4,970.7
2019
Foreign currency contracts	$(0.3)	Cost of goods sold	$0.6	$5,057.0
(1) The outstanding contracts as of September 30, 2020 range in maturity through December 2020.

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the nine months ended September 30, 2020 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2019	$(1.5)	$(0.2)	$(1.3)
Net changes in fair value of derivatives	8.9	0.8	8.1
Net gains reclassified from accumulated other comprehensive loss into income	(4.4)	(0.2)	(4.2)
Accumulated derivative net gains as of September 30, 2020	$3.0	$0.4	$2.6

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    In January 2018, the Company entered into a cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap has an expiration date of January 19, 2021. At maturity of the cross currency swap contract, the Company will deliver the notional amount of approximately €245.7 million (or approximately $287.4 million as of September 30, 2020) and will receive $300.0 million from the counterparties. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swap.

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

    During the nine months ended September 30, 2019, the Company designated €190.0 million of its multi-currency revolving credit facility as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. During September 2019, the Company repaid the designated amount outstanding under its multi-currency revolving credit facility and the foreign currency denominated debt was de-designated as a net investment hedge.

    The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	September 30, 2020	December 31, 2019
Cross currency swap contract	$300.0	$300.0

    The following table summarizes the after-tax impact of changes in the fair value of the instrument designated as a net investment hedge during the three and nine months ended September 30, 2020 and 2019 (in millions):

	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Three Months Ended		Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cross currency swap contract	$(13.3)	$12.0	$(11.8)	$16.8
Foreign currency denominated debt	—	0.5	1.7	2.5

Derivative Transactions Not Designated as Hedging Instruments

    During 2020 and 2019, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of September 30, 2020 and December 31, 2019, the Company had outstanding foreign currency contracts with a notional amount of approximately $2,795.5 million and $2,800.3 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the impact that changes in the fair value of derivatives not designated as hedging instruments had on net income (in millions):

		Gain (Loss) Recognized in Net Income for the Three Months Ended		Gain Recognized in Net Income for the Nine Months Ended
	Classification of Gain (Loss)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Foreign currency contracts	Other expense, net	$(7.0)	$25.6	$16.1	$31.3

    The table below sets forth the fair value of derivative instruments as of September 30, 2020 (in millions):

	Asset Derivatives as of September 30, 2020		Liability Derivatives as of September 30, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$3.5	Other current liabilities	$0.5
Cross currency swap contract	Other noncurrent assets	15.2	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	19.9	Other current liabilities	11.4
Total derivative instruments		$38.6		$11.9

    The table below sets forth the fair value of derivative instruments as of December 31, 2019 (in millions):

	Asset Derivatives as of December 31, 2019		Liability Derivatives as of December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.6	Other current liabilities	$1.9
Cross currency swap contract	Other noncurrent assets	27.0	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	11.7	Other current liabilities	13.1
Total derivative instruments		$39.3		$15.0

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.    CHANGES IN STOCKHOLDERS’ EQUITY

    The following tables set forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three and nine months ended September 30, 2020 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, June 30, 2020	$0.8	$10.1	$4,490.4	$(1,825.2)	$41.4	$2,717.5
Stock compensation	—	14.1	—	—	—	14.1
Comprehensive income:
Net income (loss)	—	—	157.3	—	0.8	158.1
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(28.1)	(2.2)	(30.3)
Defined benefit pension plans, net of tax	—	—	—	3.4	—	3.4
Deferred gains and losses on derivatives, net of tax	—	—	—	(1.1)	—	(1.1)
Payment of dividends to stockholders	—	—	(12.0)	—	—	(12.0)
Change in noncontrolling interest	—	—	—	—	0.2	0.2
Balance, September 30, 2020	$0.8	$24.2	$4,635.7	$(1,851.0)	$40.2	$2,849.9

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2019	$0.8	$4.7	$4,443.5	$(1,595.2)	$53.2	$2,907.0
Stock compensation	—	30.2	(3.4)	—	—	26.8
Issuance of stock awards	—	(7.3)	(8.4)	—	—	(15.7)
SSARs exercised	—	—	(0.1)	—	—	(0.1)
Comprehensive loss:
Net income (loss)	—	—	291.7	—	(7.3)	284.4
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(270.0)	(5.4)	(275.4)
Defined benefit pension plans, net of tax	—	—	—	10.3	—	10.3
Deferred gains and losses on derivatives, net of tax	—	—	—	3.9	—	3.9
Payment of dividends to stockholders	—	—	(36.0)	—	—	(36.0)
Purchases and retirement of common stock	—	(3.4)	(51.6)	—	—	(55.0)
Change in noncontrolling interest	—	—	—	—	(0.3)	(0.3)
Balance, September 30, 2020	$0.8	$24.2	$4,635.7	$(1,851.0)	$40.2	$2,849.9

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Total comprehensive (loss) income attributable to noncontrolling interests for the three and nine months ended September 30, 2020 and 2019 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$0.8	$(1.3)	$(7.3)	$(1.1)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2.2)	(0.7)	(5.4)	1.5
Total comprehensive (loss) income	$(1.4)	$(2.0)	$(12.7)	$0.4

    The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the nine months ended September 30, 2020 (in millions):

	Defined Benefit Pension Plans	Deferred Net Gains (Losses) on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2019	$(296.4)	$(1.3)	$(1,297.5)	$(1,595.2)
Other comprehensive income (loss) before reclassifications	—	8.1	(270.0)	(261.9)
Net losses (gains) reclassified from accumulated other comprehensive loss	10.3	(4.2)	—	6.1
Other comprehensive income (loss), net of reclassification adjustments	10.3	3.9	(270.0)	(255.8)
Accumulated other comprehensive loss, September 30, 2020	$(286.1)	$2.6	$(1,567.5)	$(1,851.0)

    The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three months ended September 30, 2020 and 2019 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30, 2020(1)	Three Months Ended September 30, 2019(1)
Derivatives:
Net gains on foreign currency contracts	$(1.2)	$(1.6)	Cost of goods sold
Reclassification before tax	(1.2)	(1.6)
	0.2	(0.1)	Income tax benefit (provision)
Reclassification net of tax	$(1.0)	$(1.7)

Defined benefit pension plans:
Amortization of net actuarial losses	$3.5	$2.9	Other expense, net(2)
Amortization of prior service cost	0.5	0.4	Other expense, net(2)
Reclassification before tax	4.0	3.3
	(0.6)	(0.5)	Income tax provision
Reclassification net of tax	$3.4	$2.8

Net losses reclassified from accumulated other comprehensive loss	$2.4	$1.1
(1) (Gains) losses included within the Condensed Consolidated Statements of Operations for the three months ended September 30, 2020 and 2019, respectively.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 14 for additional information on the Company’s defined benefit pension plans.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the nine months ended September 30, 2020 and 2019 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Nine Months Ended September 30, 2020(1)	Nine Months Ended September 30, 2019(1)
Derivatives:
Net gains on foreign currency contracts	$(4.4)	$(0.5)	Cost of goods sold
Reclassification before tax	(4.4)	(0.5)
	0.2	(0.1)	Income tax provision
Reclassification net of tax	$(4.2)	$(0.6)

Defined benefit pension plans:
Amortization of net actuarial losses	$10.2	$9.0	Other expense, net(2)
Amortization of prior service cost	1.7	1.3	Other expense, net(2)
Reclassification before tax	11.9	10.3
	(1.6)	(1.5)	Income tax provision
Reclassification net of tax	$10.3	$8.8

Net losses reclassified from accumulated other comprehensive loss	$6.1	$8.2
(1) (Gains) losses included within the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020 and 2019, respectively.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 14 for additional information on the Company’s defined benefit pension plans.

Share Repurchase Program

    During the three months ended September 30, 2020, the Company did not purchase any shares directly or enter into any accelerated share repurchase (“ASR”) agreements as a result of its suspension of share repurchases until business visibility improves. During the three months ended March 31, 2020, the Company entered into ASR agreements with a financial institution to repurchase an aggregate of $55.0 million of shares of its common stock. The Company received approximately 970,141 shares during the three months ended March 31, 2020 related to the ASR agreements. The specific number of shares the Company ultimately repurchased was determined at the completion of the term of the ASR agreements based on the daily volume-weighted average share price of the Company’s common stock less an agreed upon discount. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets.

    As of September 30, 2020, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $245.0 million, which has no expiration date.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

13.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

    The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. As of September 30, 2020 and December 31, 2019, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.5 billion and $1.6 billion, respectively.

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

    Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $6.1 million and $18.5 million, respectively, during the three and nine months ended September 30, 2020. Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $10.6 million and $30.3 million, respectively, during the three and nine months ended September 30, 2019.

    The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of September 30, 2020 and December 31, 2019, these finance joint ventures had approximately $67.5 million and $104.3 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

14.    PENSION AND POSTRETIREMENT BENEFIT PLANS

    Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three and nine months ended September 30, 2020 and 2019 are set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension benefits	2020	2019	2020	2019
Service cost	$4.0	$3.9	$12.0	$11.7
Interest cost	4.1	5.1	12.3	15.7
Expected return on plan assets	(7.1)	(6.8)	(21.2)	(21.1)
Amortization of net actuarial losses	3.4	2.9	10.0	9.0
Amortization of prior service cost	0.5	0.4	1.6	1.2
Net periodic pension cost	$4.9	$5.5	$14.7	$16.5

	Three Months Ended September 30,		Nine Months Ended September 30,
Postretirement benefits	2020	2019	2020	2019
Service cost	$—	$0.1	$—	$0.1
Interest cost	0.3	0.3	0.9	1.0
Amortization of net actuarial losses	0.1	—	0.2	—
Amortization of prior service cost	—	—	0.1	0.1
Net periodic postretirement benefit cost	$0.4	$0.4	$1.2	$1.2

    The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations.

    The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s defined pension and postretirement benefit plans during the nine months ended September 30, 2020 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2019	$(393.2)	$(96.8)	$(296.4)
Amortization of net actuarial losses	10.2	1.5	8.7
Amortization of prior service cost	1.7	0.1	1.6
Accumulated other comprehensive loss as of September 30, 2020	$(381.3)	$(95.2)	$(286.1)

    During the nine months ended September 30, 2020, the Company made approximately $23.8 million of contributions to its defined pension benefit plans. The Company currently estimates its minimum contributions for 2020 to its defined pension benefit plans will aggregate approximately $32.5 million.

    During the nine months ended September 30, 2020, the Company made approximately $1.1 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.6 million of contributions to its postretirement health care and life insurance benefit plans during 2020.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

15.    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company categorizes its assets and liabilities into one of three levels based on the assumptions used in valuing the asset or liability. Estimates of fair value for financial assets and liabilities are based on a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with this guidance, fair value measurements are classified under the following hierarchy:
•Level 1 - Quoted prices in active markets for identical assets or liabilities.
•Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 - Model-derived valuations in which one or more significant inputs are unobservable.
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

    Assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 are summarized below (in millions):

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$38.6	$—	$38.6
Derivative liabilities	—	11.9	—	11.9

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$39.3	$—	$39.3
Derivative liabilities	—	15.0	—	15.0

    The carrying amounts of long-term debt under the Company’s senior term loan due 2022, 1.002% senior term loan due 2025 and senior term loans due between 2021 and 2028 approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. See Note 5 for additional information on the Company’s long-term debt.

16.    RELATED PARTIES

    The Company has a minority equity interest in Tractors and Farm Equipment Limited (“TAFE”), which manufactures and sells Massey Ferguson-branded equipment primarily in India, and also supplies tractors and components to the Company for sale in other markets. On October 15, 2020, TAFE repurchased 461,000 shares of its common stock from the Company for approximately $33.9 million, resulting in an approximate remaining 20.7% ownership interest. Mallika Srinivasan, who is the Chairman and Managing Director of TAFE, is currently a member of the Company’s Board of Directors.

17.    SEGMENT REPORTING

    The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are generally charged to each segment based on the region and division where the expenses are incurred. As a result,

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and nine months ended September 30, 2020 and 2019 and assets as of September 30, 2020 and December 31, 2019 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended September 30,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
2020
Net sales	$582.2	$273.9	$1,405.9	$235.5	$2,497.5
Income from operations	58.3	16.7	187.5	23.8	286.3
Depreciation	15.4	6.1	26.6	4.5	52.6
Capital expenditures	9.2	2.9	52.8	0.7	65.6
2019
Net sales	$536.2	$239.4	$1,145.7	$188.1	$2,109.4
Income (loss) from operations	32.5	(5.6)	122.0	11.5	160.4
Depreciation	15.0	8.0	25.4	3.7	52.1
Capital expenditures	11.4	7.7	51.2	2.9	73.2

Nine Months Ended September 30,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
2020
Net sales	$1,689.9	$606.3	$3,644.2	$492.2	$6,432.6
Income from operations	183.9	13.4	380.8	36.5	614.6
Depreciation	46.2	19.6	79.0	10.1	154.9
Capital expenditures	27.5	13.3	137.3	5.0	183.1
2019
Net sales	$1,651.3	$581.3	$3,813.5	$481.7	$6,527.8
Income (loss) from operations	114.5	(21.2)	458.5	21.9	573.7
Depreciation	46.7	24.7	77.8	10.0	159.2
Capital expenditures	41.3	24.8	116.1	5.9	188.1
Assets
As of September 30, 2020	$1,168.2	$626.0	$2,343.2	$515.4	$4,652.8
As of December 31, 2019	1,125.6	758.0	2,187.7	430.2	4,501.5

    A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment income from operations	$286.3	$160.4	$614.6	$573.7
Corporate expenses	(33.0)	(30.5)	(96.5)	(95.2)
Amortization of intangibles	(14.8)	(14.9)	(44.7)	(45.6)
Stock compensation expense	(13.7)	(7.8)	(26.3)	(32.0)
Goodwill impairment charge	—	—	(20.0)	—
Restructuring expenses	(0.8)	(1.3)	(5.4)	(3.0)
Consolidated income from operations	$224.0	$105.9	$421.7	$397.9

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	September 30, 2020	December 31, 2019
Segment assets	$4,652.8	$4,501.5
Cash and cash equivalents	511.0	432.8
Investments in affiliates	411.3	380.2
Deferred tax assets, other current and noncurrent assets	629.7	645.2
Intangible assets, net	462.2	501.7
Goodwill	1,273.3	1,298.3
Consolidated total assets	$7,940.3	$7,759.7

18.    COMMITMENTS AND CONTINGENCIES

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

    At September 30, 2020, the Company has outstanding guarantees of indebtedness owed to third parties of approximately $18.4 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2026. Losses under such guarantees historically have been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid. The Company also has obligations to guarantee indebtedness owed to certain of its finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant, and the guarantees are not material. The Company believes the credit risk associated with these guarantees is not material.

    In addition, at September 30, 2020, the Company had accrued approximately $23.7 million of outstanding guarantees of residual values that may be owed to its finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantees is approximately $66.8 million.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Leases

    Lease payment amounts for operating and finance leases with remaining terms greater than one year as of September 30, 2020 and December 31, 2019 were as follows (in millions):

	September 30, 2020		December 31, 2019
	Operating Leases(1)	Finance Leases	Operating Leases(1)	Finance Leases
2020	$12.9	$1.7	$48.3	$4.8
2021	46.8	3.1	40.8	2.7
2022	37.2	1.3	31.5	1.2
2023	28.5	1.0	24.1	0.9
2024	19.5	0.7	16.7	0.6
Thereafter	61.8	9.1	61.6	8.7
Total lease payments	206.7	16.9	223.0	18.9
Less: imputed interest(2)	(23.4)	(2.1)	(32.1)	(2.4)
Present value of leased liabilities	$183.3	$14.8	$190.9	$16.5
(1) Operating lease payments include options to extend or terminate at the Company's sole discretion, which are included in the determination of lease term when they are reasonably certain to be exercised.
(2) Calculated for each lease using either the implicit interest rate or the incremental borrowing rate when the implicit interest rate is not readily available.

Other

    At September 30, 2020, the Company had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $2,991.8 million. The outstanding contracts as of September 30, 2020 range in maturity through December 2020 (see Note 11).

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

Contingencies

    In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through September 30, 2020, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $23.3 million). The amount ultimately in dispute will be significantly greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

19.    REVENUE

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

    Significant changes in the balance of contract liabilities for the three and nine months ended September 30, 2020 and 2019 were as follows (in millions):

	Three Months Ended September 30,
	2020	2019
Balance at beginning of period	$118.7	$88.0
Advance consideration received	57.6	45.2
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(11.5)	(8.7)
Revenue recognized during the period related to grain storage and protein production systems	(24.6)	(32.0)
Foreign currency translation	4.7	(2.2)
Balance at September 30	$144.9	$90.3

	Nine Months Ended September 30,
	2020	2019
Balance at beginning of period	$104.0	$76.8
Advance consideration received	127.2	108.9
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(33.6)	(22.7)
Revenue recognized during the period related to grain storage and protein production systems	(53.6)	(70.6)
Foreign currency translation	0.9	(2.1)
Balance at September 30	$144.9	$90.3

    The contract liabilities are classified as either “Accrued expenses” or “Other current liabilities” and “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

    The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2020 are $13.1 million for the remainder of 2020, $45.8 million in 2021, $34.5 million in 2022, $18.3 million in 2023 and $10.2 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Disaggregated Revenue

    Net sales for the three months ended September 30, 2020 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$468.3	$—	$—	$—	$468.3
Canada	93.8	—	—	—	93.8
South America	—	271.6	—	—	271.6
Germany	—	—	387.0	—	387.0
France	—	—	261.8	—	261.8
United Kingdom and Ireland	—	—	131.3	—	131.3
Finland and Scandinavia	—	—	189.3	—	189.3
Other Europe	—	—	397.5	—	397.5
Middle East and Algeria	—	—	39.0	—	39.0
Africa	—	—	—	15.8	15.8
Asia	—	—	—	109.9	109.9
Australia and New Zealand	—	—	—	109.8	109.8
Mexico, Central America and Caribbean	20.1	2.3	—	—	22.4
	$582.2	$273.9	$1,405.9	$235.5	$2,497.5

Major products:
Tractors	$198.4	$154.3	$1,033.5	$82.5	$1,468.7
Replacement parts	94.8	22.8	249.6	23.6	390.8
Grain storage and protein production systems	152.0	16.7	29.3	67.3	265.3
Combines, application equipment and other machinery	137.0	80.1	93.5	62.1	372.7
	$582.2	$273.9	$1,405.9	$235.5	$2,497.5

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the nine months ended September 30, 2020 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East(1)	Asia/Pacific/Africa(1)	Consolidated
Primary geographical markets:
United States	$1,387.8	$—	$—	$—	$1,387.8
Canada	238.2	—	—	—	238.2
South America	—	600.8	—	—	600.8
Germany	—	—	981.4	—	981.4
France	—	—	697.5	—	697.5
United Kingdom and Ireland	—	—	354.9	—	354.9
Finland and Scandinavia	—	—	466.2	—	466.2
Other Europe	—	—	1,047.1	—	1,047.1
Middle East and Algeria	—	—	97.1	—	97.1
Africa	—	—	—	31.8	31.8
Asia	—	—	—	243.8	243.8
Australia and New Zealand	—	—	—	216.6	216.6
Mexico, Central America and Caribbean	63.9	5.5	—	—	69.4
	$1,689.9	$606.3	$3,644.2	$492.2	$6,432.6

Major products:
Tractors	$515.4	$331.2	$2,486.0	$189.9	$3,522.5
Replacement parts	272.8	59.6	707.6	60.2	1,100.2
Grain storage and protein production systems	391.6	55.5	90.1	144.7	681.9
Combines, application equipment and other machinery	510.1	160.0	360.4	97.5	1,128.0
	$1,689.9	$606.3	$3,644.2	$492.2	$6,432.6

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

    The coronavirus (“COVID-19”) pandemic has created significant volatility in the global economy and has led to substantially reduced economic activity, employment disruptions and supply chain constraints and delays. In most areas, our business has been deemed essential, thereby allowing us to maintain operations. However, production was severely impacted by component availability, particularly during late March and throughout April, and therefore net sales levels were directly impacted. The affected plants, primarily in Europe and South America, all resumed production in late April. All of our production facilities are currently operational, with the exception of one North American facility which suspended operations in October 2020. During the third quarter, we were able to ramp up production and recover from supply chain disruptions experienced in the second quarter. The ability to maintain full-time production remains uncertain for the foreseeable future due to government restrictions, potential supply chain constraints, workforce limitations and safety equipment availability. We have enacted cost saving measures and are managing our cash flows and capital deployment to respond to the volatile environment.

RESULTS OF OPERATIONS
    For the three months ended September 30, 2020, we generated net income of approximately $157.3 million, or $2.09 per share, compared to approximately $7.6 million, or $0.10 per share, for the same period in 2019. Net income for the three months ended September 30, 2019 was impacted by a non-cash adjustment to establish a valuation allowance against our Brazilian net deferred tax assets. For the first nine months ended September 30, 2020, we generated net income of approximately $291.7 million, or $3.86 per share, compared to approximately $213.5 million, or $2.77 per share, for the same period in 2019.

    Net sales during the three months ended September 30, 2020 were approximately $2,497.5 million, which were approximately 18.4% higher than the same period in 2019. This increase was primarily the result of increased production volumes as we recovered from supply chain disruptions caused by COVID-19 that led to the suspension of operations at certain production facilities in Europe and South America in the first half of 2020. Regionally, net sales, excluding currency translation impacts, were higher in all regions for the three months ended September 30, 2020 compared to 2019.

    Net sales during the nine months ended September 30, 2020 were approximately $6,432.6 million, which were approximately 1.5% lower than the same period in 2019. This decrease was primarily the result of reduced production volumes caused by component availability and other impacts of the COVID-19 pandemic in the first half of the year, as well as the negative impact of currency translation. Regionally, net sales, excluding negative currency translation impacts, were higher in our South American, North American and Asia/Pacific/Africa (“APA”) regions for the nine months ended September 30, 2020. These increases were offset by a decline in net sales in our Europe/Middle East (“EME”) region.

    Income from operations for the three months ended September 30, 2020 was approximately $224.0 million compared to approximately $105.9 million for the same period in 2019. This increase was primarily the result of higher net sales and production volumes, cost control initiatives, lower material costs and a favorable sales mix compared to the same period in 2019. Income from operations for the nine months ended September 30, 2020 was approximately $421.7 million compared to approximately $397.9 million for the same period in 2019. This increase was primarily the result of improved margins driven by lower material costs and expense control initiatives, partially offset by lower sales and production volumes.

    Regionally, income from operations in our EME region increased for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to higher net sales and production volumes, a richer sales mix and expense reductions. Production and sales volumes increased substantially in the third quarter in Europe, partially offsetting significant

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
declines experienced in the second quarter due to production disruptions in our European operations. Income from operations at EME decreased for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to lower net sales and production volumes, partially offset by a reduction in operating expenses. In our North American region, income from operations increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019. These increases were primarily due to higher net sales, a favorable sales mix and cost control initiatives. In our South American region, income from operations increased in the three and nine months ended September 30, 2020 compared to the same periods in 2019. These increases reflect higher net sales and production volumes, a favorable product mix and cost containment efforts, partially offset by negative currency impacts. In our APA region, income from operations increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019, primarily due to higher net sales, a favorable sales mix and expense control efforts.

Industry Market Conditions
    The COVID-19 pandemic is projected to have minimal impact on global crop production. Most farm operations, which generally have been deemed essential (including our business), are operating at normal levels. The consumption of grain for food, fuel and livestock feed was negatively impacted by the economic constraints caused by the pandemic in the first half of the year, but global grain consumption is recovering, consistent with improving economic activities and increased grain exports to China. Following reduced forecasts for ending grain inventories, soft commodity prices have risen in the third quarter supporting positive farm economics. Future demand for agricultural equipment will be influenced by farm income, which is a function of commodity and protein prices, crop yields and government support. Most of our dealers also have been deemed essential businesses. These dealers are following government and health organization safety guidance, while continuing to provide sales and service to equipment users, especially farmers. The available digital tools and connected support abilities incorporated into several of our products have allowed the dealers to remotely service many customer machines while maintaining appropriate social distancing protocols. These measures have helped customers continue the essential work of promoting food security and providing critical infrastructure.

    In North America, industry unit retail sales of utility tractors for the first nine months of 2020 increased approximately 7% compared to the same period in 2019. Industry unit retail sales of combines for the first nine months of 2020 increased slightly by 1% compared to the first nine months of 2019. Retail sales of low horsepower tractors also increased in the first nine months of 2020 compared to the prior year period, while retail sales of high horsepower tractors were lower comparatively. The U.S. COVID-19 aid package for U.S. farmers and livestock producers could offset some of the impact of lower commodity prices, which, together with cautious farmer sentiment, has pressured industry demand.

    In Western Europe, industry unit retail sales of tractors decreased approximately 5% compared to the same period in 2019. Industry unit retail sales of combines for the first nine months of 2020 decreased approximately 4% compared to the first nine months of 2019. During the first nine months of 2020, industry sales were weakest in the markets of the United Kingdom, France and Spain, partially offset by growth in Germany compared to the same period in 2019. Industry sales declined due largely to production constraints caused by the COVID-19 pandemic. In addition, the negative impact of lower wheat production across most of Western Europe was mostly offset by stronger grain export demand and supportive wheat prices. European dairy and livestock fundamentals have stabilized after weakening earlier in 2020.

    In South America, industry unit retail sales of tractors for the first nine months of 2020 increased approximately 9% compared to the same period in 2019. Industry unit retail sales of combines for the first nine months of 2020 increased approximately 17% compared to the first nine months of 2019. Industry retail sales increased in Brazil and Argentina compared to the prior year, partially offset by weaker demand in most other South American markets. Robust crop production in Brazil and Argentina, as well as favorable exchange rates, are both supporting positive economics for farmers.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
STATEMENTS OF OPERATIONS
    Net sales for the three months ended September 30, 2020 were approximately $2,497.5 million compared to approximately $2,109.4 million for the same period in 2019. Net sales for the nine months ended September 30, 2020 were approximately $6,432.6 million compared to approximately $6,527.8 million for the same period in 2019. The following tables set forth, for the three and nine months ended September 30, 2020, the impacts to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended September 30,		Change		Change Due to Currency Translation
	2020	2019	$	%	$	%
North America	$582.2	$536.2	$46.0	8.6%	$(2.6)	(0.5)%
South America	273.9	239.4	34.5	14.4%	(81.5)	(34.0)%
Europe/Middle East	1,405.9	1,145.7	260.2	22.7%	43.5	3.8%
Asia/Pacific/Africa	235.5	188.1	47.4	25.2%	7.4	3.9%
	$2,497.5	$2,109.4	$388.1	18.4%	$(33.2)	(1.6)%

	Nine Months Ended September 30,		Change		Change Due to Currency Translation
	2020	2019	$	%	$	%
North America	$1,689.9	$1,651.3	$38.6	2.3%	$(11.9)	(0.7)%
South America	606.3	581.3	25.0	4.3%	(152.0)	(26.1)%
Europe/Middle East	3,644.2	3,813.5	(169.3)	(4.4)%	(31.5)	(0.8)%
Asia/Pacific/Africa	492.2	481.7	10.5	2.2%	(5.1)	(1.1)%
	$6,432.6	$6,527.8	$(95.2)	(1.5)%	$(200.5)	(3.1)%

    Regionally, net sales in North America increased during the three and nine months ended September 30, 2020 compared to the same periods in 2019. These increases were primarily a result of higher net sales of high horsepower tractors, hay equipment and replacement parts, partially offset by lower net sales of grain and protein equipment. In our EME region, net sales were higher during the three months ended September 30, 2020 and lower during and nine months ended September 30, 2020 compared to the same periods in 2019. The decrease during the nine months ended September 30, 2020 was primarily due to lost production and supply chain constraints caused by the impacts from the COVID-19 pandemic, which resulted in net sales declines in virtually all major markets in the region. The increase during the three months ended September 30, 2020 was primarily due to increased production volumes as we recovered from previous supply chain disruptions and low production output. Net sales in South America increased during the three and nine months ended September 30, 2020 compared to the same periods in 2019. Net sales increased in Brazil and Argentina, partially offset by decreased net sales in other South American markets. In our APA region, net sales increased during the three and nine months ended September 30, 2020 compared to the same periods in 2019, primarily driven by net sales increases in Australia and China, partially offset by net sales declines in Africa and Southeast Asia.

    We estimate worldwide average price increases were approximately 1.3% and 0.7%, respectively, during the three and nine months ended September 30, 2020 compared to the same prior year periods. Consolidated net sales of tractors and combines, which combined comprised approximately 62.0% and 57.9% of our net sales for the three and nine months ended September 30, 2020, respectively, increased approximately 26.0% compared to the three months ended September 30, 2019 and decreased approximately 2.6% compared to the and nine months ended September 30, 2019. Unit sales of tractors and combines increased approximately 11.0% for the three months ended September 30, 2020 and decreased approximately 4.8% for the nine months ended September 30, 2020 compared to the same periods in 2019. The difference between the unit sales change and the change in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    The following tables set forth, for the periods indicated, the percentage of net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended September 30,
	2020		2019
	$	% of Net Sales	$	% of Net Sales
Gross profit	$578.7	23.2%	$450.2	21.3%
Selling, general and administrative expenses	251.3	10.1%	245.0	11.6%
Engineering expenses	82.0	3.3%	82.3	3.9%
Amortization of intangibles	14.8	0.6%	14.9	0.7%
Bad debt expense	5.8	0.2%	0.8	—%
Restructuring expenses	0.8	—%	1.3	0.1%
Income from operations	$224.0	9.0%	$105.9	5.0%

	Nine Months Ended September 30,
	2020		2019
	$	% of Net Sales(1)	$	% of Net Sales
Gross profit	$1,461.9	22.7%	$1,470.8	22.5%
Selling, general and administrative expenses	718.4	11.2%	767.9	11.8%
Engineering expenses	242.7	3.8%	254.3	3.9%
Amortization of intangibles	44.7	0.7%	45.6	0.7%
Goodwill impairment charge	20.0	0.3%	—	—%
Bad debt expense	9.0	0.1%	2.1	—%
Restructuring expenses	5.4	0.1%	3.0	—%
Income from operations	$421.7	6.6%	$397.9	6.1%
(1) Rounding may impact the summation of amounts.

    Gross profit as a percentage of net sales increased for both the three and nine months ended September 30, 2020 compared to the same periods in 2019. For the nine months ended September 30, 2020, the increase was primarily due to the benefits of improved pricing and material costs, partially offset by the impact of lower production volumes.

    Global production hours decreased approximately 6.8% in the nine months ended September 30, 2020 and increased approximately 10.0% in the three months ended September 30, 2020 compared to the same periods in 2019. The decrease during the nine months ended September 30, 2020 was primarily due to the suspension of production in our European and South American production sites in late March and throughout April due to component supply disruptions and government-mandated closures of facilities caused by the COVID-19 pandemic. The increase during the three months ended September 30, 2020 was primarily due to increased production volumes as we recovered from these supply disruptions and facility closures in the first half of 2020. The impacts of the COVID-19 pandemic continue to be unpredictable, and a range of factors could impact our future sales, including additional production and workforce constraints, government mandates and changing industry conditions impacted by commodity prices, farmer sentiment and the other factors that we discuss below under “Risk Factors.” We recently suspended operations at a production facility in the U.S. due to a rise in COVID-19 infection rates.

    We recorded approximately $0.5 million and $0.9 million of stock compensation expense within cost of goods sold during the three and nine months ended September 30, 2020, respectively, compared to approximately $0.3 million and $1.3 million for the comparable periods in 2019. See below and refer to Note 3 to our Condensed Consolidated Financial Statements for additional information on stock compensation expense.

    Selling, general and administrative expenses (“SG&A expenses”), as a percentage of net sales, were lower for the three and nine months ended September 30, 2020 compared to the same periods in 2019. The decrease was as a result of increased net sales during the third quarter compared to 2019. The reduction in SG&A expenses as a percentage of net sales for the nine months ended September 30, 2020 was achieved through actions such as delayed merit compensation increases, reduced travel

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
expenses and the temporary furloughing of certain employees. We recorded approximately $13.7 million and $26.3 million of stock compensation expense within SG&A expenses during the three and nine months ended September 30, 2020, respectively, compared to approximately $7.8 million and $32.0 million during the same periods in 2019. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information. Engineering expenses, as a percentage of net sales, decreased for both the three and nine months ended September 30, 2020 compared to the same periods in 2019.

    During the nine months ended September 30, 2020, we recorded a non-cash goodwill impairment charge of approximately $20.0 million related to a tillage and seeding equipment joint venture in which we own a 50% interest. The impairment charge was recorded as “Goodwill impairment charge” within our Condensed Consolidated Statements of Operations, with an offsetting benefit of approximately $10.0 million included within “Net loss attributable to noncontrolling interests.” Refer to Note 4 to our Condensed Consolidated Financial Statements for additional information.

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

    The restructuring expenses of approximately $0.8 million and $5.4 million recorded during the three and nine months ended September 30, 2020, respectively, primarily related to severance and related costs associated with the rationalization of certain manufacturing operations and administrative offices located in the United States, Europe and South America. Refer to Note 2 to our Condensed Consolidated Financial Statements for additional information.

    Interest expense, net was approximately $3.6 million and $13.1 million for the three and nine months ended September 30, 2020, respectively, compared to approximately $6.4 million and $15.9 million for the comparable periods in 2019. See “Liquidity and Capital Resources” for further information on our available funding.

    Other expense, net was approximately $15.3 million and $37.8 million for the three and nine months ended September 30, 2020, respectively, compared to approximately $20.8 million and $47.0 million for the comparable periods in 2019. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in “Other expense, net,” were approximately $6.1 million and $18.5 million for the three and nine months ended September 30, 2020, respectively, compared to approximately $10.6 million and $30.3 million for the comparable periods in 2019. The decreases in losses was primarily as a result of lower interest rates in 2020 as compared to 2019.

    We recorded an income tax provision of approximately $57.2 million and $117.9 million for the three and nine months ended September 30, 2020, respectively, compared to approximately $83.2 million and $155.8 million for the comparable periods in 2019. During the third quarter of 2019, we recorded a non-cash adjustment to establish a valuation allowance against our Brazilian net deferred income tax assets of approximately $53.7 million. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. We maintain a valuation allowance to fully reserve against our net deferred tax assets in the United States, Brazil and certain other foreign jurisdictions. Our effective tax rate for the three and nine months ended September 30, 2020 include the impact of valuation allowances against certain of our Brazilian and U.S. net deferred tax assets and, accordingly, we recorded no tax benefit against our Brazilian and U.S. losses.

    Equity in net earnings of affiliates, which is primarily comprised of income from our AGCO Finance joint ventures, was approximately $10.2 million and $31.5 million for the three and nine months ended September 30, 2020, respectively, compared to approximately $10.8 million and $33.2 million for the comparable periods in 2019, primarily due to lower net earnings from our AGCO Finance joint ventures. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations.

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
    As of September 30, 2020, our capital investment in the finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $363.4 million compared to $339.0 million as of December 31, 2019. The total finance portfolio in our finance joint ventures was approximately $10.0 billion and $9.6 billion as of September 30, 2020 and December 31, 2019, respectively. The total finance portfolio as of September 30, 2020 included approximately $8.3 billion of retail receivables and $1.7 billion of wholesale receivables from our dealers. The total finance portfolio as of December 31, 2019 included approximately $7.7 billion of retail receivables and $1.9 billion of wholesale receivables from our dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. During 2020, we made a total of approximately $1.9 million of additional investments in our finance joint venture in the Netherlands. For the nine months ended September 30, 2020, our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Condensed Consolidated Statements of Operations, was approximately $31.5 million compared to approximately $32.5 million for the same period in 2019.

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

September 30, 2020
Credit facility, expires 2023	$271.2
1.002% Senior term loan due 2025	292.4
Senior term loan due 2022	175.4
Senior term loans due between 2021 and 2028	768.4
Other long-term debt	10.9

    On April 9, 2020, we entered into an amendment to our $800.0 million multi-currency revolving credit facility to include incremental term loans (“2020 term loans”) that allow us to borrow an aggregate principal amount of €235.0 million and $267.5 million, respectively (or an aggregate of approximately $542.4 million as of September 30, 2020). Amounts can be drawn incrementally at any time prior to maturity, but must be drawn down proportionately. Amounts drawn must be in a minimum principal amount of $100.0 million and integral multiples of $50.0 million in excess thereof. Once amounts have been repaid, those amounts are not permitted to be re-drawn. The maturity date of the 2020 term loans is April 8, 2022. Interest accrues on amounts outstanding under the 2020 term loans, at our option, at either (1) LIBOR plus a margin based on our credit rating ranging from 1.125% to 2.125% until April 8, 2021 and ranging from 1.375% to 2.375% thereafter, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin based on our credit rating ranging from 0.125% to 1.375% until April 8, 2021 and ranging from 0.375% to 1.375% thereafter. On April 15, 2020, we borrowed €117.5 million and $133.8 million (or an aggregate of approximately $271.2 million as of September 30, 2020) of 2020 term loans. We simultaneously repaid €100.0 million (or approximately $108.7 million) of our revolving credit facility from the borrowings received. There were no other borrowings on the 2020 term loans subsequent to the initial borrowings in April 2020. As of September 30, 2020, we had the ability to borrow approximately $271.2 million of 2020 term loans. Refer to Note 5 to the Condensed Consolidated Financial Statements for additional information regarding our current facilities.

    In October 2018, we entered into a multi-currency revolving credit facility of $800.0 million. The maturity date of the credit facility is October 17, 2023. Interest accrues on amounts outstanding under the credit facility, at our option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on our credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
our credit rating. As of September 30, 2020, we had no outstanding borrowings under the revolving credit facility, and the ability to borrow is approximately $800.0 million under the revolving credit facility.

    In December 2018, we entered into a term loan agreement with the European Investment Bank (“EIB”), which provided us with the ability to borrow up to €250.0 million. The €250.0 million (or approximately $292.4 million as of September 30, 2020) of funding was received on January 25, 2019 with a maturity date of January 24, 2025. We are permitted to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears.

    In October 2018, we entered into a term loan agreement with Rabobank in the amount of €150.0 million (or approximately $175.4 million as of September 30, 2020). We are permitted to prepay the term loan before its maturity date on October 28, 2022. Interest is payable on the term loan quarterly in arrears at an annual rate, equal to the EURIBOR plus a margin ranging from 0.875% to 1.875% based on our credit rating.

    In October 2016, we borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements. These agreements had maturities ranging from October 2019 to October 2026. In October 2019, we repaid an aggregate amount of €56.0 million (or approximately $61.1 million) of two of these term loans. In August 2018, we borrowed an additional aggregate amount of indebtedness of €338.0 million through a group of another seven related term loan agreements. Proceeds from the borrowings were used to repay borrowings under our former revolving credit facility. The provisions of the term loan agreements are identical in nature with the exception of interest rate terms and maturities. In aggregate, as of September 30, 2020 we have indebtedness of approximately €657.0 million (or approximately $768.4 million) under a total group of twelve term loan agreements with remaining maturities ranging from August 2021 to August 2028.

    As of September 30, 2020 and December 31, 2019, we had short-term borrowings due within one year of approximately $47.7 million and $150.5 million, respectively.

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

    Our available funding as of September 30, 2020 was approximately $1,574.5 million, consisting of unrestricted cash of approximately $503.3 million and available borrowing capacity of approximately $1,071.2 million under our current credit facility. The addition of the new term loan facility on April 9, 2020 increased our borrowing capacity by approximately $542.4 million as of September 30, 2020. Our available funding stabilized during the course of 2020, and we are confident that we have sufficient available funding provided the length and severity of the COVID-19 pandemic on our operations is not more significant than currently estimated. While we currently expect to maintain the payment of our quarterly dividend, we have suspended share repurchases until business visibility improves.

    Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of September 30, 2020 and December 31, 2019, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.5 billion and $1.6 billion, respectively.

    Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements are also without recourse to us. As of September 30, 2020 and December 31, 2019, these finance joint ventures had approximately $67.5 million and $104.3 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    In order to efficiently manage our liquidity, we generally pay vendors in accordance with negotiated terms. To enable vendors to obtain payment in advance of our payment due dates to them, we have established programs in certain markets with financial institutions under which the vendors have the option to be paid by the financial institutions earlier than the payment due dates. When vendors receive early payments they receive discounted amounts and we then pay the financial institutions the face amounts of the invoices on the payment due dates. We do not reimburse vendors for any costs they incur for participation in the programs. Amounts owed to the financial institutions are presented as "Accounts payable" in our Condensed Consolidated Balance Sheets. Should we not be able to negotiate extended payment terms with our vendors, or should financial institutions no longer be willing to participate in early payment programs with us, we would expect to have sufficient liquidity to timely pay our vendors without any material impact on us or our financial position.

    Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 35.4% and 30.4% at September 30, 2020 and December 31, 2019, respectively.

Cash Flows
    Cash flows provided by operating activities were approximately $224.1 million for the first nine months of 2020 compared to cash flows used in operating activities of approximately $80.2 million for the same period in 2019. Our normal seasonal requirements for working capital, as well as strong cash flow generation resulting from our recovery to normalized production volumes, resulted in a positive cash flow from operations during the nine months ended September 30, 2020. Our focus on reducing company inventory levels resulted in a decrease of inventory of approximately $254.2 million as compared to the same period in 2019, which also benefited operating cash flow.
    Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,087.2 million in working capital at September 30, 2020 as compared to $844.6 million at December 31, 2019 and $928.9 million at September 30, 2019. Accounts receivable and inventories, combined, at September 30, 2020 were $168.0 million higher and $182.2 million lower than at December 31, 2019 and September 30, 2019, respectively. Accounts receivable and inventories, combined, at September 30, 2020 were lower than September 30, 2019 primarily due to lower sales and production levels, as well as negative currency translation.
    Capital expenditures for the first nine months of 2020 were $183.1 million compared to $188.1 million for the same period in 2019. We anticipate capital expenditures for the full year of 2020 will be approximately $250.0 million and will be used primarily to support the development and enhancement of new and existing products, upgrade our system capabilities and improve our factory productivity.

Share Repurchase Program
    During the three months ended June 30, 2020 and September 30, 2020, we did not purchase any shares directly or enter into any accelerated share repurchase (“ASR”) agreements as a result of our suspension of share repurchases until business visibility improves. During the three months ended March 31, 2020, we entered into ASR agreements with a financial institution to repurchase an aggregate of $55.0 million of shares of our common stock. We received approximately 970,141 shares during the three months ended March 31, 2020 related to the ASR agreements. The specific number of shares we ultimately repurchased was determined at the completion of the term of the ASR agreements based on the daily volume-weighted average share price of our common stock less an agreed upon discount. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within our Condensed Consolidated Balance Sheets.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
    We are party to a number of commitments and other financial arrangements, which may include off-balance sheet arrangements. At September 30, 2020, we guaranteed indebtedness owed to third parties of approximately $18.4 million, primarily related to dealer and end-user financing of equipment. In addition, we had accrued approximately $23.7 million of outstanding guarantees of residual values that may be owed to our finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantee is approximately $66.8 million. We also sell a majority of our wholesale receivables in North America, Europe and Brazil to our U.S., Canadian, European and Brazilian finance joint ventures. At September 30, 2020, we had outstanding designated and non-designated foreign currency contracts with a gross notional amount of approximately $3.0 billion. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 11, 13 and 18 to our Condensed Consolidated Financial Statements, for further discussion of these matters.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Contingencies
    As part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries.

    Refer to Note 18 to our Condensed Consolidated Financial Statements for further discussion of these matters.

OUTLOOK
    Global industry demand for farm equipment is expected to be relatively flat in 2020 compared to 2019 with improved demand in our North American and South American regions offsetting lower demand in our EME region. Our net sales are expected to marginally decline in 2020 compared to 2019, reflecting relatively flat global market demand and negative foreign currency translation, partially offset by modest positive pricing impacts. Operating margins, excluding goodwill impairment charges in both 2020 and 2019, are expected to improve compared to 2019 levels due to the benefits of positive pricing, favorable material costs and expense control initiatives in light of the pandemic, offset by lower production levels.

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

FORWARD-LOOKING STATEMENTS
    Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward-looking, including certain statements set forth under the headings “Liquidity and Capital Resources” and “Outlook.” Forward-looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as earnings, net sales, margins, industry demand, market conditions, commodity prices, farm incomes, foreign currency translation, general economic outlook, dividends, share repurchases, availability of financing, product development and enhancement, factory productivity, production and sales volumes, benefits from cost reduction initiatives, material costs, pricing impacts, tax rates, compliance with loan covenants, capital expenditures, working capital and debt service requirements and the impacts of the COVID-19 pandemic are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct.

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
•    the impact of the COVID-19 pandemic.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk Management
    For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019. As of the third quarter of 2020, there has been no material change in our exposure to market risks.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.        OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
    We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 18 to our Condensed Consolidated Financial Statements.

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

    The COVID-19 pandemic has, and we expect may continue to, negatively impact our business, and further impacts will depend on future developments, which are unpredictable. The COVID-19 pandemic has created significant volatility in the global economy and has led to substantially reduced economic activity, employment disruptions, supply chain constraints and delays, and declines in consumer demand. The duration of the pandemic is also unknown. Measures taken by governments around the world, as well as businesses, including us, and the general public in order to limit the spread of COVID-19 will continue to negatively impact our business and overall financial condition, including but not limited to the following:
•Our industry may experience further declines in global market demand, thus reducing sales of our products.
•The COVID-19 pandemic is projected to have minimal impact on global crop production. Most farm operations, which generally have been deemed essential, are working to relatively normal levels. However, the consumption of grain for food, fuel (including ethanol) and livestock feed is being negatively impacted by economic constraints caused by the pandemic. As a result, grain inventories are expected to increase in 2020, and soft commodity prices are trending significantly lower. In addition, protein processing has been severely constrained, which pressure protein producers. Future market demand for agricultural equipment will be influenced by, among other things, net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, commodity prices and general economic conditions, and the decrease in market demand because of these factors could negatively impact our results of operations and overall financial condition.
•Deteriorating economic and political conditions, such as increased unemployment, economic slowdown or recessions, could cause further decrease in sales of our products.
•We may experience adverse fluctuations in foreign currency rates, particularly an increase in the value of the U.S. dollar against key market foreign currencies, which could negatively impact our sales.
•Governmental guidance, directives or regulations around the world could result in factory shutdowns and reduced production related to factory shutdowns or higher absentee rates. Additional operating costs due to the adherence of cleaning requirements and social distancing guidelines may also occur. We have recently suspended operations at a production facility in the U.S. due to a rise in COVID-19 infection rates, and may have further factory shutdowns in the future.
•Our factories are dependent upon parts and components manufactured by others, and to the extent that our suppliers are impacted by the COVID-19 pandemic, it will reduce the availability, or result in delays, of parts and components to us, which in turn could interrupt our ability to produce and sell completed products.
•Freight channels may be disrupted due to additional safety requirements imposed by port authorities and/or capacity constraints experienced by our freight carriers. As a result, we may also incur increased logistics costs.
•Declines in equity markets and the valuation of assets may negatively affect our pension plan assets, and, if this continues, we likely will incur increased pension expenses and funding requirements related to the fair value of our pension plan assets.
•Although we currently believe we have sufficient available funding to support our business, and we have not experienced a significant increase in borrowing costs, the severity and length of the COVID-19 pandemic could have significant negative impacts to our financial condition. This, in turn, could affect our credit ratings and borrowing costs.
•We have severely limited travel by our employees and have taken measures to ensure the health and safety of our employees at our factories. These measures include employee health screening, using personal protective equipment, enhanced cleaning and sanitation efforts, reworking factory layouts and staggering production schedules to conform with social distancing recommendations. We may also from time to time have to temporarily close factories due to the level of COVID-19 cases at any factory. We also have transitioned most non-factory workforce to work-at-home arrangements. These measures may not be sufficient to prevent adverse effects of the COVID-19 pandemic.
•While we have initiated several cost-saving and capital deployment measures and strategies to monitor and manage our cash flows and operating expenses, these measures may not be sufficient to prevent adverse effects of the COVID-19 pandemic.
•We may be required to record significant impairment charges with respect to certain noncurrent assets such as goodwill and other intangible assets and equity method investments, whose fair values may be negatively affected by the COVID-19 pandemic. We also may be required to write-down inventory that is deemed obsolete due to decreased sales.
•If economic conditions continue to deteriorate, we may experience slower collections and larger write-offs of accounts receivable. Our customers and dealers may request payment deferrals or contract modifications. In addition, our finance joint ventures also may experience slower collections and greater write-offs of accounts receivable, which would result in reduced earnings, if not losses, for us from our investments in the retail joint ventures.
•Government authorities in the U.S. and throughout the world may increase or impose new income or indirect taxes, or revise interpretations of existing tax regulations, as a means of financing the costs of stimulus and other measures taken, or that might be enacted and taken in the future, to protect populations and economies from the impact of the COVID-19 pandemic. Such actions could have a negative impact on our results of operations.
•It is unclear when an economic recovery will occur and both the speed and extent of that recovery. However, we expect the impact of COVID-19 to continue well into 2021. The failure of any recovery to return the agricultural equipment economy to its pre-COVID-19 level could adversely affect our results of operations and financial position.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
    There were no purchases of our common stock made by or on behalf of us during the three months ended September 30, 2020.

ITEM 6.    EXHIBITS
(The Company is not filing, under Item 4, instruments defining the rights of holders of long-term debt where the debt does not exceed 10% of the Company’s total assets. The Company agrees to furnish copies of those instruments to the Commission upon request.)

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation

3.1	Amended and Restated By-laws	August 21, 2020, Form 8-K, Exhibit 3.1

31.1	Certification of Martin Richenhagen	Filed herewith

31.2	Certification of Andrew H. Beck	Filed herewith

32.1	Certification of Martin Richenhagen and Andrew H. Beck	Furnished herewith

101	The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, are formatted in Inline XBRL:
(i) Condensed Consolidated Balance Sheets;
(ii) Condensed Consolidated Statements of Operations;
(iii) Condensed Consolidated Statements of Comprehensive Income (Loss);
(iv) Condensed Consolidated Statements of Cash Flows; and
	(v) Notes to Condensed Consolidated Financial Statements	Filed herewith

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 is formatted in Inline XBRL	Filed herewith

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2020	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Lara T. Long
Lara T. Long Vice President, Chief Accounting Officer (Principal Accounting Officer)