Form 10-K
period 2020-12-31
AGCO CORP /DE
filed 2021-03-01
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of AGCO Corporation’s Common Stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2020 was approximately $3.4 billion. For this purpose, directors and officers and the entities that they control have been assumed to be affiliates. As of February 22, 2021, 75,220,142 shares of AGCO Corporation’s Common Stock were outstanding.
Documents Incorporated by Reference
Portions of AGCO Corporation’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.        Business

    AGCO Corporation was incorporated in Delaware in 1991. Unless otherwise indicated, all references in this Form 10-K to “AGCO,” “we,” “us” or the “Company” include AGCO Corporation and its subsidiaries.

General

    We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment, seeding and tillage equipment, implements, and grain storage and protein production systems. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brands, including: Challenger®, Fendt®, GSI®, Massey Ferguson® and Valtra®, supported by our Fuse® precision agriculture solutions. We distribute most of our products through approximately 3,250 independent dealers and distributors in approximately 140 countries. We also provide retail and wholesale financing through our finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., which we refer to as “Rabobank.”

Products

    The following table sets forth a description of the Company’s more significant products and their percentage of net sales:

			Percentage of Net Sales
Product		Product Description	2020	2019(1)	2018(1)
Tractors	•	High horsepower tractors (140 to 650 horsepower); typically used on large acreage farms, primarily for row crop production, soil cultivation, planting, land leveling, seeding and commercial hay operations	57%	57%	57%
	•	Utility tractors (40 to 130 horsepower); typically used on small- and medium-sized farms and in specialty agricultural industries, including dairy, livestock, orchards and vineyards
	•	Compact tractors (under 40 horsepower); typically used on small farms and specialty agricultural industries, as well as for landscaping, equestrian and residential uses
Replacement Parts	•	Replacement parts for all of the products we sell, including products no longer in production. Most of our products can be economically maintained with parts and service for a period of ten to 20 years. Our parts inventories are maintained and distributed through a network of master and regional warehouses throughout North America, South America, Europe, Africa, China and Australia in order to provide timely response to customer demand for replacement parts	16%	15%	14%
Grain Storage and Protein Production Systems	•	Grain storage bins and related drying and handling equipment systems; seed-processing systems; swine and poultry feed storage and delivery, ventilation and watering systems; and egg production systems and broiler production equipment	10%	11%	12%
Hay Tools and Forage Equipment, Implements & Other Equipment	•	Round and rectangular balers, loader wagons, self-propelled windrowers, forage harvesters, disc mowers, spreaders, rakes, tedders, and mower conditioners; used for the harvesting and packaging of vegetative feeds used in the cattle, dairy, horse and renewable fuel industries	11%	10%	10%
	•	Implements, including disc harrows, which cut through crop residue, leveling seed beds and mixing chemicals with the soils; heavy tillage, which break up soil and mix crop residue into topsoil, with or without prior discing; field cultivators, which prepare a smooth seed bed and destroy weeds; and drills, which are primarily used for small grain seeding
	•	Planters and other planting equipment; used to plant seeds and apply fertilizer in the field, typically used for row crops, including planting technologies that cover the areas of monitoring and measurement, liquid control and delivery, meter accuracy and seed delivery
	•	Other equipment, including loaders; used for a variety of tasks, including lifting and transporting hay crops
Combines	•	Combines, sold with a variety of threshing technologies and complemented by a variety of crop-harvesting heads; typically used in harvesting grain crops such as corn, wheat, soybeans and rice	3%	3%	3%
Application Equipment	•	Self-propelled, three- and four-wheeled vehicles and related equipment; for use in the application of liquid and dry fertilizers and crop protection chemicals both prior to planting crops (“pre-emergence”) and after crops emerge from the ground (“post-emergence”)	3%	3%	3%
____________________________________
(1) The summation of these individual percentages does not total due to rounding.

Precision Agriculture

    We offer smart solutions to the farmer to optimize farming performance, while improving ease of use. Our strategy is based upon an open approach to data management leveraging existing solutions offered by partnering with industry leaders and while integrating our products and innovation. We provide essential added value to dealers and service providers that helps farmers improve uptime, machine and yield optimization, mixed fleet optimization and decision support, with critical data privacy choices and convenient mobile tools that offer access to data and information. These products ultimately result in reduced waste and increased profitability for the farmer. Our precision agriculture solutions are based on connectivity, automation and digitalization and include satellite-based steering, field data collection, product self-adjustment, yield-mapping and telemetry-based fleet management systems. Our Fuse® and other precision agriculture solutions support our products, brands and the aftermarket with a comprehensive and customizable suite of solutions, enabling farmers to make individual, data-based decisions in order to reduce costs and maximize efficiency, yields and profitability. A significant number of these technologies are developed by third parties and are integrated into our products. We believe that these products and related devices are highly valued by professional farmers globally and are integral to the current and future growth of our equipment sales and revenues.

Market Conditions

    Demand for agricultural equipment is cyclical, influenced by, among other things, farm income, farm land values, weather conditions, the demand for agricultural commodities, commodity and protein prices and general economic conditions, as well as government policies and subsidies. During 2020, the COVID-19 pandemic had minimal impact on global crop production. Most farm operations, which generally have been deemed essential, operated at normal levels. However, the consumption of grain for food, fuel and livestock feed was negatively impacted by the economic constraints caused by the pandemic in the first half of 2020. During the second half of 2020, grain consumption started to recover, consistent with improving economic activities and increased grain exports to China, thus reducing forecasts for ending grain inventories, and raising soft commodity prices. Consequently, global industry demand for farm equipment was mixed during 2020 but improved in the second half of the year across major markets. Farm income, which is a function of commodity and protein prices, crop yields, and government support, will continue to be a key factor in the level of industry demand.

2020 Compared to 2019 Financial Highlights

    Net income attributable to AGCO Corporation and subsidiaries for 2020 was $427.1 million, or $5.65 per diluted share, compared to $125.2 million, or $1.63 per diluted share for 2019.

    Net sales for 2020 were approximately $9,149.7 million, or 1.2% higher than 2019, primarily due to increased sales volumes in our South American region, partially offset by the negative impact of currency translation. Net sales were impacted by reduced production volumes caused by component availability and other impacts of the COVID-19 pandemic in the first half of 2020, but recovered in the second half of the year resulting from more normalized production and improved industry demand. Income from operations was $599.7 million in 2020 compared to $348.1 million in 2019. The increase in income from operations during 2020 was primarily the result of improved margins which benefited from positive pricing impacts, a favorable sales mix and cost control initiatives as compared to prior year. In addition, our 2019 income from operations included approximately $176.6 million of non-cash goodwill and other intangible asset impairment charges recorded during the fourth quarter of 2019 related to our grain storage and protein production systems operations in our Europe/Middle East region. See “Financial Highlights” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

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

Marketing and Distribution

Dealers and Distributors

    We distribute products primarily through a network of independent dealers and distributors. Our dealers are responsible for retail sales of equipment to end users and after-sales service and support. Our distributors may sell our product through networks of dealers supported by the distributors, and our distributors also may directly market our products and provide customer service support. Our sales are not dependent on any specific dealer, distributor or group of dealers. In some countries, we utilize associates and licensees to provide a distribution channel for our products and a source of low-cost production for certain products.

	Independent Dealers and Distributors	Percent of Net Sales(1)
Geographical Region	2020	2020	2019	2018
Europe	785	57%	58%	57%
North America	1,820	24%	24%	23%
South America	245	9%	9%	10%
Rest of World (2)	400	10%	9%	9%
____________________________________
(1) The summation of these individual percentages may not total due to rounding.
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

Resources

Manufacturing and Assembly

    We manufacture and assemble our products in 43 locations worldwide, including four locations where we operate joint ventures. Our locations are intended to optimize capacity, technology and local costs. Furthermore, we continue to balance our manufacturing resources with externally-sourced machinery, components and/or replacement parts to enable us to better control costs, inventory levels and our supply of components. We believe that our manufacturing facilities are sufficient to meet our needs for the foreseeable future. Refer to Item 2, “Properties,” for a listing of our principal manufacturing locations.

    Our AGCO Power engines division produces diesel engines, gears and generating sets. The diesel engines are manufactured for use in a portion of our tractors, combines and sprayers, and also are sold to third parties. AGCO Power specializes in the manufacturing of off-road engines in the 75 to 600 horsepower range.

Components and Third-Party Suppliers

    We externally source some of our machinery, components and replacement parts from third-party suppliers. Our production strategy is intended to optimize our research and development and capital investment requirements and to allow us greater flexibility to respond to changes in market conditions.

    We purchase some fully-manufactured tractors from Tractors and Farm Equipment Limited (“TAFE”), Carraro S.p.A. and Iseki & Company, Limited. We also purchase other tractors, implements and hay and forage equipment from various third-party suppliers. Refer to Note 13 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for further discussion of our relationship with TAFE.

    In addition to the purchase of machinery, third-party suppliers supply us with significant components used in our manufacturing operations. We select third-party suppliers that we believe are low cost and high quality and possess the most appropriate technology.

    We also assist in the development of these products or component parts based upon our own design requirements. Our past experience with outside suppliers generally has been favorable.

Intellectual Property

    We own and have licenses to the rights under a number of domestic and foreign patents, trademarks, trade names and brand names relating to our products and businesses. We defend our patent, trademark and trade and brand name rights primarily by monitoring competitors’ machines and industry publications and conducting other investigative work. We consider our intellectual property rights, including our right to use our trade and brand names, important in the operation of our businesses. However, we do not believe we are dependent on any single patent or group of patents, although several of our trade and brand names are internationally recognized and are vital to our operations. We intend to maintain the separate strengths and identities of our core brand names and product lines.

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

    Typically, sales terms outside the United States and Canada are of a shorter duration, generally ranging from 30 to 180 days. In many cases, we retain a security interest in the equipment sold on extended terms. In certain international markets, our sales often are backed by letters of credit or credit insurance.

    Sales of grain storage and protein production systems both in the United States and in other countries generally are payable within 30 days of shipment. In certain countries, sales of such systems for which we are responsible for construction or installation may be contingent upon customer acceptance. Payment terms vary by market and product, with fixed payment schedules on all sales. When sales of installation services occur, fixed payment schedules may include upfront deposits, progress payments and final payment upon customer acceptance.

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

Environmental Matters and Regulation

    We are subject to environmental laws and regulations concerning emissions to the air, discharges of processed or other types of wastewater, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws and regulations are constantly changing, and the effects that they may have on us in the future are impossible to accurately predict. We attempt to comply with all applicable environmental, health and safety laws and regulations. We believe that any expense or liability we may incur in connection with noncompliance with laws or regulations or the cleanup of any of our properties will not have a materially adverse effect on us.

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

    For additional information regarding our product development plans, see the “Sustainability” section below.

Regulation and Government Policy

    Domestic and foreign political developments and government regulations and policies directly affect the agricultural industry and both directly and indirectly affect the agricultural equipment business in the United States and abroad. The application, modification or adoption of laws, regulations or policies could have an adverse effect on our business.

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

Sustainability

    Corporate sustainability is a core business imperative that underlies our strategy to build a more valuable enterprise through long-term economic, social and environmental sustainability in support of our key stakeholders and communities. This aligns with our purpose to provide farmer-focused solutions to sustainably feed our world. We see opportunities in every aspect of our agricultural value chain to address many of today’s most significant challenges, including food security, farmer livelihood and resource efficiency. We currently are prioritizing the following four sustainability imperatives.

Advancing Soil Health and Soil-Carbon Sequestration

    Improving soil health using practices such as cover crops, no-till farming and managing soil compaction all contribute positively to mitigate climate change. Sequestering carbon into agricultural soils and boosting crop yields is a natural positive outcome for both the farmer and the environment. We are committed to developing solutions to map, measure and implement good soil health practices. We are also applying our engineering expertise to develop innovative solutions to position agriculture and our farmers to as part of the solution to climate change.

    Over the past several years, we have invested in a thriving network of demonstration farms and initiatives to dive into topics that matter most to farmers, and to test and demonstrate the latest technologies that demonstrate core agronomy principles. We plan to expand these initiatives towards more sustainability trials including crop covering, herbicide reduction by mechanical weed control and variable rate nitrogen fertilization. We also have new products that feature precision agriculture solutions from Fuse® and Precision Planting that support soil health and the reduction of the use of chemical inputs. Our Fuse® solutions help to deliver connectivity across our entire fleet to enable and accelerate precision agriculture; specifically, by optimizing nutrient and pest control use efficiency, as well as managing compaction and machine optimization to favorably impact yield and the environment.

Decarbonizing Our Operations and Products

    We are committed to reducing CO2 emissions across our manufacturing sites worldwide to limit our impact to climate change. Smart manufacturing uses advanced technology to increase productivity while reducing energy waste and cost. Our initial priorities will focus on using cleaner sources of energy and reducing consumption by improving operational efficiencies. The goal of our research and development efforts with respect to engines is to be a pioneer for the farmers of today and tomorrow by designing lower emission and more fuel-efficient engines.

    We continue to invest substantial resources in research and development activities to create and deploy advanced technologies as well as to significantly enhance existing traditional technologies with continual improvements in vehicle engine and transmission efficiencies. Our research efforts also include alternative fuel solutions as well as the acceleration of electrification, natural gas, hybrid technology and fuel cell alternatives. We are committed in the near term to improve the efficiency of vehicles that rely on internal combustion engines. Our engines are Tier 4 compliant in the United States, and Stage V compliant in Europe. We were one of the first in our industry to adopt Selective Catalytic Reduction (“SCR”) technology. SCR systems are highly efficient at treating the engine-out exhaust, significantly reducing NOX emissions, as well as carbon release.

    We are piloting a fully electric Fendt® tractor that has current potential in livestock, greenhouse farming and specialty crops as well as municipality applications. We look to further advance this technology to develop battery powered equipment in other agricultural applications to enable our customers to reduce the CO2 footprint in their production processes. Lastly, We plan to grow our remanufacturing business with respect to engines and other components in order to avoid energy use and emissions, to eliminate waste and to conserve raw materials.

    We intend to complete a climate risk assessment in 2021 that will encompass our global operations and markets that we believe will inform a set of climate actionable goals to ensure our business is both financially resilient and optimal for growth during the transition to a low carbon economy. We also are in the process of reviewing various components of our business in order to identify measurable sustainability metrics for which we can establish future improvement goals.

Elevating Employee Health, Safety and Well-Being

    Safety is a priority at AGCO, and we want to ensure that all of our workplaces protect the health and safety of our employees, as well as prevent long-term occupational health risks. We conduct occupational risk assessments regularly, leveraging our long-term shop floor experience, and are committed to achieving zero work-related fatalities across our global operations. We are embedding a new enterprise-wide model to advance our culture of health and safety, built upon the success of our current health and safety program that was launched in 2014. Our goal is to raise productivity and lower accident incident rates in the countries in which we operate.

Prioritizing Animal Welfare in Food Production

    We are committed to a culture that supports animal welfare, and we intend to leverage technology in order to drive innovation for animal-based food production that ensures the care, nutrition, health and welfare of farm animals. We also intend on being a leader in promoting awareness of the advances in modern animal agriculture, demonstrating how innovations are helping farmers to care for their animals, while also helping to reduce the environmental impact of animal agricultural operations. Digital innovation is at the forefront of modern animal agriculture, and our platform for protein operations helps farmers monitor their livestock including feed, watering, animal weight, ventilation, cooling, heating and lighting data. Digitalization of the farm not only provides valuable insight to inform product and service evolution to the farmer, but it also provides food transparencies that consumers care about.

    We are enhancing our strategy to design, engineer and manufacture industry-leading protein solutions, building upon and further developing our advanced aviary systems, precision-feeding systems and organic sheds.

    For additional information on our sustainability efforts and reporting, refer to the “Corporate Social Responsibility” section on our website located under “Investors.”

Human Capital

    We have approximately 21,400 employees worldwide, who are guided by our Company’s clear purpose – Farmer-focused solutions to sustainably feed our world. Employees are further guided by our global Code of Conduct, which builds on the foundation of our embedded core values: Integrity, Trust, Respect, Team Spirit and Accountability. We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. Through ongoing talent development, comprehensive compensation and benefits, and a focus on health, safety and employee well-being, we strive to help our employees in all aspects of their lives so they can do their best work.

    While fluctuations may occur within our workforce from time to time, we manage and track our attrition rates, while also ensuring that key positions critical to our performance our appropriately staffed. We also analyze employee departure data so that we can continually improve upon the employee experience. During 2020, our employee turnover rate related to voluntary terminations was approximately 5.3%.

Unions, Collective Bargaining Agreements and Work Councils

    Of our 21,400 employees worldwide, approximately 4,730 are located in the United States and Canada. A majority of our employees at our manufacturing facilities, in the aggregate, are represented by collective bargaining agreements and union contracts with terms that expire on varying dates. We currently do not expect any significant difficulties in renewing these agreements.

    Some examples of key programs and initiatives that we are focused on to enable us to attract, retain and develop our diverse workforce are described below:

Talent

    To facilitate talent attraction and retention, we strive to make AGCO an inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs, and by platforms that build connections between our employees and their communities.

    Over the past year, our employees have completed online and instructor-led courses across a broad range of categories – leadership, inclusion and diversity, professional skills, technical competencies and compliance. We are deeply committed to identifying and developing the next generation of top-tier leadership with a special focus on diverse and technologically innovative talent. We conduct annual in-depth talent and succession reviews with our senior leadership team that focuses on accelerating talent development, strengthening succession pipelines, and advancing diversity representation for our most critical roles.

Rewards

    We are committed to providing total rewards that are market-competitive and performance-based, driving innovation and operational excellence. Our compensation programs, practices, and policies reflect our commitment to reward short- and long-term performance that aligns with, and drives stockholder value. Total direct compensation is generally positioned within a competitive range of the market median, with differentiation based on tenure, skills, proficiency, and performance to attract and retain key talent. In addition to salaries, our compensation programs include annual incentive bonuses, stock awards, and participation in various retirement savings plans, dependent upon the position and level of employee, and the countries in which we operate. We also invest in talent development initiatives to support the ongoing career development of all employees, including learning management and leadership programs targeted towards female and minority populations.

Health, Wellness and Safety

    We are also committed to the health, safety and wellness of our employees. For instance, in the United States, we provide our employees and their families with flexible and convenient health and wellness programs, including competitive benefits arrangements. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, of which comply with government regulations. This includes having our employees work from home when possible and implementing additional safety measures for employees continuing critical on-site work.

Diversity

    Our commitment to diversity and inclusion starts at the top with a highly skilled and diverse board. Three of our 13 board members are women. Women represent approximately 12% of our full-time executive positions at the senior vice president and vice president levels, and approximately 16% of our overall full-time management-level employees.

    Building upon our core values, our employees value learning from different perspectives and welcome the opportunity to work with those of diverse backgrounds. Through our global TRAIT (our diversity and inclusion initiative), employees take part in robust training, such as creating an inclusive environment and cultural training. We also provide our employees with resource groups such as AGCO’s Global Women’s Network, and AGCO’s Black Employee Network, to support a broader understanding of experiences as well as to drive awareness aimed to combat unconscious bias. Through our TRAIT initiatives, we encourage employees to become involved in their communities, contributing time and talent for the improvement of the communities in which they live and work.

Available Information
    Our Internet address is www.agcocorp.com. We make the following reports filed by us available, free of charge, on our website under the heading “SEC Filings” in our website’s “Investors” section:
•annual reports on Form 10-K;
•quarterly reports on Form 10-Q;
•current reports on Form 8-K;
•proxy statements for the annual meetings of stockholders; and
•reports on Form SD.

    These reports are made available on our website as soon as practicable after they are filed with the Securities and Exchange Commission (“SEC”). The SEC also maintains a website (www.sec.gov) that contains our reports and other information filed with the SEC.
We also provide corporate governance and other information on our website. This information includes:
•charters for the standing committees of our board of directors, which are available under the heading “Charters of the Committees of the Board” in the “Governance, Committees, & Charters” section of the “Corporate Governance” section of our website located under “Investors,” and
•our Global Code of Conduct, which is available under the heading “Global Code of Conduct” in the “Corporate Governance” section of our website located under “Investors.”

    In addition, in the event of any waivers of our Global Code of Conduct, those waivers will be available under the heading “Corporate Governance” of our website.

    None of these materials, including the other materials available on our website, is incorporated by reference into this Form 10-K unless expressly provided.

Item 1A.    Risk Factors

    We make forward-looking statements in this report, in other materials we file with the SEC, on our website, or in materials that we otherwise release to the public. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Statements, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” concerning our future operations, prospects, strategies, products, manufacturing facilities, legal proceedings, financial condition, financial performance (including growth and earnings) and demand for our products and services, and other statements of our strategic plans, beliefs or expectations, net sales, industry conditions, currency translation impacts, market demand, farm incomes, weather conditions, commodity and protein prices, general economic conditions, availability of financing, working capital, capital expenditures, debt service requirements, margins, production volumes, cost reduction initiatives, investments in product development, compliance with financial covenants, support from lenders, recovery of amounts under guarantee, uncertain income tax provisions, funding of our pension and postretirement benefit plans, or realization of net deferred tax assets, are forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, among others, those set forth below and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, or likely to become material, that could cause actual results to differ materially from our expectations.

    These risks could impact our business in a number of ways, including by negatively impacting our future results of operations, cash flows and financial condition. For simplicity, below we collectively refer to these potential material impacts on our “performance.”

    We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Risks Related to the COVID-19 Pandemic

Our business could be materially adversely impacted if the coronavirus outbreak continues in duration and severity or otherwise impacts our manufacturing and supply chain or demand for our products.

    The COVID-19 pandemic has, and we expect may continue to, negatively impact our business, and further impacts will depend on future developments, which are unpredictable, including the duration of the pandemic, the timing, distribution and impact of vaccinations and possible mutations of the virus that are more contagious or resistant to current vaccines. The COVID-19 pandemic has created significant volatility in the global economy and has led to substantially reduced economic activity, employment disruptions, supply chain constraints and delays, and declines in consumer demand. Measures taken by governments around the world, as well as businesses, including us, and the general public in order to limit the spread of COVID-19 will continue to negatively impact our business and overall financial condition. These measures have included travel bans or restriction limits, quarantines, shelter in place orders, curfews, business and government office closures, increased border controls or closures, port closures and transportation restrictions. The impacts of such measures could include, but are not limited to the following:

•Our industry may experience declines in global market demand, thus reducing sales of our products.
•The COVID-19 pandemic is projected to have minimal impact on global crop production. Most farm operations, which generally have been deemed “essential” throughout the pandemic, are working to relatively normal levels. However, the consumption of grain for food, fuel (including ethanol) and livestock feed was negatively impacted by economic constraints caused by the pandemic during the first half of 2020. During the second half of 2020, grain consumption started to recover, consistent with improving economic activities and increased grain exports to China, thus reducing forecasts for ending grain inventories and raising soft commodity prices. Future market demand for agricultural equipment will be influenced by, among other things, farm income, farm land values, weather conditions, the demand for agricultural commodities, commodity and protein prices, and general economic conditions, and the decrease in market demand because of these factors could materially negatively impact our results of operations and overall financial condition.
•Deteriorating economic and political conditions, such as increased unemployment, economic slowdown or recessions, could cause further decreases in sales of our products.

•We may experience adverse fluctuations in foreign currency rates, particularly an increase in the value of the U.S. dollar against key market foreign currencies, which could negatively impact our sales and overall business performance.
•Governmental guidance, directives or regulations around the world could result in factory shutdowns and reduced production related to factory shutdowns or higher absentee rates. We have had to suspend operations at production facilities due to a rise in COVID-19 infection rates and due to government mandated closures in the past, and may have further factory shutdowns in the future.
•We could incur additional operating costs due to the adherence of cleaning requirements and social distancing guidelines.
•We have severely limited travel by our employees and have taken measures to ensure the health and safety of our employees at our factories. These measures include employee health screening, using personal protective equipment, enhanced cleaning and sanitation efforts, reworking factory layouts and staggering production schedules to conform with social distancing recommendations. We may also from time to time have to temporarily close factories due to the level of COVID-19 cases at any factory. In addition, most of our non-factory workforce are under work-at-home arrangements. These measures may not be sufficient to prevent material adverse effects of the COVID-19 pandemic.
•We may experience increased costs due to remote working arrangements, adherence to social distancing guidelines and the need for personal protective equipment, in addition to the absence of employees due to illness.
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
•Declines in equity markets and the valuation of assets may negatively affect our pension plan assets, and, if this occurs again, we likely will incur increased pension expenses and funding requirements related to the fair value of our pension plan assets.
•Although we currently believe we have sufficient available funding to support our business, and we have not experienced a significant increase in borrowing costs, the severity and length of the COVID-19 pandemic could have material negative impacts to our financial condition. This, in turn, could affect our credit ratings and borrowing costs.
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
•It is unclear when a full economic recovery will occur and both the speed and extent of that recovery. However, we expect the impact of COVID-19 to continue well into 2021.

Market, Economic and Geopolitical Risks

Our financial results depend entirely upon the agricultural industry, and factors that adversely affect the agricultural industry generally, including declines in the general economy, increases in farm input costs, weather conditions and lower commodity and protein prices, adversely affect us.

    Our success depends entirely on the vitality of the agricultural industry. Historically, the agricultural industry has been cyclical and subject to a variety of economic and other factors. Sales of agricultural equipment, in turn, also are cyclical and generally reflect the economic health of the agricultural industry. The economic health of the agricultural industry is affected by numerous factors, including farm income, farm input costs, farm land values and debt levels, all of which are influenced by levels of commodity and protein prices, acreage planted, crop yields, agricultural product demand (including crops used as renewable energy sources), government policies and government subsidies. The economic health also is influenced by general economic conditions, interest rate and exchange rate levels, and the availability of financing for retail customers, including financing subsidies to farmers, which can be significant in countries such as Brazil, as discussed elsewhere in this “Risk Factors” section. Trends in the agricultural industry, such as farm consolidations, may affect the agricultural equipment market. In addition, weather conditions, such as floods, heat waves or droughts, and pervasive livestock or crop diseases affect farmers’ buying decisions. Downturns in the agricultural industry due to these or other factors, which could vary by market, can result in decreases in demand for agricultural equipment, which would adversely affect our performance. Moreover, the unpredictable nature of many of these factors and the resulting volatility in demand make it difficult for us to accurately predict sales and optimize production. This, in turn, can result in higher costs, including inventory carrying costs and underutilized manufacturing capacity. During previous downturns in the agricultural industry, we experienced significant and prolonged declines in our performance, and we expect our business to remain subject to similar market fluctuations in the future.

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

    Most retail sales of our products are financed, either by our AGCO Finance joint ventures or by a bank or other private lender. The AGCO Finance joint ventures, which are controlled by Rabobank and are dependent upon Rabobank for financing as well, finance approximately 40% to 50% of the retail sales of our tractors and combines in the markets where the joint ventures operate. Any difficulty by Rabobank in continuing to provide that financing, or any business decision by Rabobank as the controlling member not to fund the business or particular aspects of it (for example, a particular country or region), would require the joint ventures to find other sources of financing (which may be difficult to obtain) or would require us to find other sources of retail financing for our dealers and their retail customers.

    If we are unable to obtain other sources, our dealers and their retail customers would be required to utilize other retail financing providers, which may or may not be available. In an economic downturn, we expect that financing for capital equipment purchases generally would become more difficult or more expensive to obtain. To the extent that financing is not available, or available only at unattractive prices, our sales would be negatively impacted.

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

    A majority of our sales are derived from sales outside the United States. The foreign countries in which our sales are the greatest are Germany, France, Brazil, the United Kingdom, Finland and Canada. We have significant manufacturing operations in France, Germany, Brazil, Italy and Finland, and we have established manufacturing operations in emerging markets, such as China. Many of our sales involve products that are manufactured in one country and sold in a different country, and, therefore, our performance can be adversely affected by adverse changes, in either the country of origin or the country of destination, in the factors discussed elsewhere in this “Risk Factors” section, particularly the factors that impact the delivered cost of our products. Our business practices in these foreign countries must comply with not just local law, but also U.S. law, including limitations on where and to whom we may sell products and the Foreign Corrupt Practices Act (“FCPA”). We have a compliance program in place designed to reduce the likelihood of potential violations of these laws, but it is difficult to identify and prevent violations. Significant violations could subject us to fines and other penalties as well as increased compliance costs. Some of our international operations also are, or might become, subject to various risks that are not present in domestic operations, including restrictions on dividends and the repatriation of funds. Foreign developing markets may present special risks, such as unavailability of financing, inflation, slow economic growth, price controls and difficulties in complying with U.S. regulations.

    Domestic and foreign political developments and government regulations and policies directly affect the international agricultural industry, which affects the demand for agricultural equipment. If demand for agricultural equipment declines, our performance will be adversely affected. As discussed previously in “Risks Related to the COVID -19 Pandemic,” the pandemic has caused a global recession and increased economic and demand uncertainty. The pandemic impacts, in addition to related or unrelated application, modification or adoption of laws, regulations, trade agreements or policies, can adversely affect the agricultural industry, including the imposition of import and export duties and quotas, expropriation and potentially burdensome taxation, could have an adverse effect on our business. Trade restrictions, including potential withdrawal from or modification of existing trade agreements, negotiation of new trade agreements, and imposition of new (and retaliatory) tariffs against certain countries or covering certain products, could limit our ability to capitalize on current and future growth opportunities in the international markets in which we operate and impair our ability to expand our business by offering new technologies, products and services. These changes also can impact the cost of the products we manufacture, including the cost of steel. These trade restrictions and changes in, or uncertainty surrounding, global trade policy may affect our competitive position.

    As previously discussed, the health of the agricultural industry and the ability of our international dealers and retail customers to operate their businesses, in general, are affected by domestic and foreign government programs that provide economic support to farmers. As a result, farm income levels and the ability of farmers to obtain advantageous financing and other protections would be reduced to the extent that any such programs are curtailed or eliminated. Any such reductions likely would result in a decrease in demand for agricultural equipment. For example, a decrease or elimination of current price protections for commodities or of subsidy payments for farmers in the European Union, the United States, Brazil or elsewhere in South America would negatively impact the operations of farmers in those regions, and, as a result, our sales may decline if these farmers delay, reduce or cancel purchases of our products. In emerging markets, some of these (and other) risks can be greater than they might be elsewhere. In addition, in some cases, the financing provided by the AGCO Finance joint ventures or by others is supported by a government subsidy or guarantee. The programs under which those subsidies and guarantees are provided generally are of limited duration and subject to renewal and contain various caps and other limitations. In some markets, for example Brazil, this support is quite significant. In the event the governments that provide this support elect not to renew these programs, and were financing not available on reasonable terms, whether through our joint ventures or otherwise, our performance would be negatively impacted.

    As a result of the multinational nature of our business and the acquisitions that we have made over time, our corporate and tax structures are complex, with a significant portion of our operations being held through foreign holding companies. As a result, it can be inefficient, from a tax perspective, for us to repatriate or otherwise transfer funds, and we may be subject to taxation from multiple tax jurisdictions. In addition, we must comply with a greater level of tax-related regulation and reviews by multiple governmental units than do companies with a more simplified structure. Our foreign and U.S. operations also routinely sell products to, and license technology to other operations of ours. The pricing of these intra-company transactions is subject to regulation and review as well. While we make every effort to comply with all applicable tax laws, audits and other reviews by governmental units could result in our being required to pay additional taxes, interest and penalties.

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

    We have significant operations in the United Kingdom. The United Kingdom withdrew from the European Union on January 31, 2020, known as “Brexit,” with an effective date of December 31, 2020. While the United Kingdom and the European Union have agreed that there will be no taxes on goods or limits on the amount that can be traded between the two parties, new documentation requirements, safety checks and customs declarations will be required with potential shipment delays to conduct additional measures. New procedures at ports and new documentation requirements could lead to disruptions in trade.

    Changes in the British regulatory environment likely will increase our compliance costs. We may find it more difficult to conduct business in the United Kingdom and the European Union, as Brexit likely will result in increased regulatory complexity and increased restrictions and costs on the movement of capital, goods and personnel. We may decide to relocate or otherwise alter certain of our European or United Kingdom operations to respond to the new business, legal, regulatory, tax and trade environments. Brexit may adversely affect our relationships with our dealers and their retail customers, suppliers and employees and our performance could be materially adversely affected.

    There could be a risk that other countries may leave the European Union, leaving uncertainty regarding debt burden of certain Eurozone countries and their ability to meet future financial obligations, as well as uncertainty over the long-term stability of the Euro as a single common currency. These uncertainties and implications could materially adversely impact the financial markets in Europe and globally, as well as our customers, suppliers and lenders.

Manufacturing and Operations

Our success depends on the introduction of new products, which requires substantial expenditures.

    Our long-term results depend upon our ability to introduce and market new products successfully. The success of our new products will depend on a number of factors, including:
•innovation;
•customer acceptance;
•the efficiency of our suppliers in providing component parts and of our manufacturing facilities in producing final products; and
•the performance and quality of our products relative to those of our competitors.

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

If we are unable to deliver precision agriculture and high-tech solutions to our customers, it could materially adversely affect our performance.

    Our precision technology products include both hardware and software components that relate to guidance, telemetry, automation, autonomy and connectivity solutions. We have to be able to successfully develop and introduce new solutions that improve profitability and result in sustainable farming techniques in order to remain competitive. We expect to make significant investments in research and development expenses, acquisitions of businesses, collaborative arrangements and other sources to drive these outcomes. Such investments may not produce attractive solutions for our customers. We also may have to depend on third parties to supply certain hardware or software components or data services in our precision technology products. Our dealers ability to support such solutions also may impact our customers, acceptance and demand of such products.

Rationalization or restructuring of manufacturing facilities, and plant expansions and system upgrades at our manufacturing facilities, may cause production capacity constraints and inventory fluctuations.

    The rationalization of our manufacturing facilities has at times resulted in, and similar rationalizations or restructurings in the future may result in, temporary constraints upon our ability to produce the quantity of products necessary to fill orders and thereby complete sales in a timely manner. In addition, system upgrades at our manufacturing facilities that impact ordering, production scheduling, manufacturing and other related processes are complex, and could impact or delay production. A prolonged delay in our ability to fill orders on a timely basis could affect customer demand for our products and increase the size of our product inventories, causing future reductions in our manufacturing schedules and adversely affecting our performance. Moreover, our continuous development and production of new products often involve the retooling of existing manufacturing facilities. This retooling may limit our production capacity at certain times in the future, which could adversely affect our performance. In addition, the expansion and reconfiguration of existing manufacturing facilities, as well as new or expanded manufacturing operations in emerging markets, such as China and Russia, could increase the risk of production delays, as well as require significant investments.

We depend on suppliers for components, parts and raw materials for our products, and any failure by our suppliers to provide products as needed, or by us to promptly address supplier issues, will adversely impact our ability to timely and efficiently manufacture and sell products. We also are subject to raw material price fluctuations, which can adversely affect our manufacturing costs.

    Our products include components and parts manufactured by others. As a result, our ability to timely and efficiently manufacture existing products, to introduce new products, and to shift manufacturing of products from one facility to another depends on the quality of these components and parts and the timeliness of their delivery to our facilities. At any particular time, we depend on numerous suppliers, and the failure by one or more of our suppliers to perform as needed will result in fewer products being manufactured, shipped and sold. If the quality of the components or parts provided by our suppliers is less than required and we do not recognize that failure prior to the shipment of our products, we will incur higher warranty costs. The timely supply of component parts for our products also depends on our ability to manage our relationships with suppliers, to identify and replace suppliers that fail to meet our schedules or quality standards, and to monitor the flow of components and accurately project our needs. The shift from our existing suppliers to new suppliers, including suppliers in emerging markets, also may impact the quality and efficiency of our manufacturing capabilities, as well as warranty costs.

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
•the costs of integrating acquired businesses and their operations may be higher than we expect and may require significant attention from our management;
•the businesses we acquire may have undisclosed liabilities, such as environmental liabilities or liabilities for violations of laws, such as the FCPA, that we did not expect; and
•our ability to successfully carry out our growth strategies for acquired businesses often will be affected by, among other things, our ability to maintain and enhance our relationships with their existing customers, our ability to provide additional product distribution opportunities to them through our existing distribution channels, changes in the spending patterns and preferences of customers and potential customers, fluctuating economic and competitive conditions and our ability to retain their key personnel.

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

    We routinely are a party to claims and legal actions incidental to our business. These include claims for personal injuries by users of farm equipment, disputes with distributors, vendors and others with respect to commercial matters, and disputes with taxing and other governmental authorities regarding the conduct of our business, including environmental matters. While these matters generally are not material, it is entirely possible that a matter will arise that is material to our business.

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

Financial Risks

We can experience substantial and sustained volatility with respect to currency exchange rates and interest rates, which can adversely affect our reported results of operations and the competitiveness of our products.

    We conduct operations in a variety of currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. We also are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we denominate sales, and to risks associated with translating the financial statements of our foreign subsidiaries from local currencies into United States dollars. Similarly, changes in interest rates affect us by increasing or decreasing borrowing costs and finance income. Our most significant transactional foreign currency exposures are the Euro, the Brazilian real and the Canadian dollar in relation to the United States dollar, and the Euro in relation to the British pound. Where naturally offsetting currency positions do not occur, we attempt to manage these risks by economically hedging some, but not necessarily all, of our exposures through the use of foreign currency forward exchange or option contracts. As with all hedging instruments, there are risks associated with the use of foreign currency forward exchange or option contracts, interest rate swap agreements and other risk management contracts. While the use of such hedging instruments provides us with protection for a finite period of time from certain fluctuations in currency exchange and interest rates, when we hedge we forego part or all the benefits that might result from favorable fluctuations in currency exchange and interest rates. In addition, any default by the counterparties to these transactions could adversely affect us. Despite our use of economic hedging transactions, currency exchange rate or interest rate fluctuations may adversely affect our performance.

    In July 2017, the Financial Conduct Authority in the UK, the governing body responsible for regulating the London Interbank Offered Rate (“LIBOR”), announced that it no longer will compel or persuade financial institutions and panel banks to make LIBOR submissions after 2021. This decision is expected to result in the end of the use of LIBOR as a reference rate for commercial loans and other indebtedness. We have both LIBOR-denominated and EURIBOR-denominated indebtedness or derivative instruments. The transition to alternatives to LIBOR could be modestly disruptive to the credit markets, and while we do not believe that the impact would be material to us, we do not have definitive insight into what the impacts might be. In the event that LIBOR is no longer published, interest on our credit facility will be calculated based upon the Secured Overnight Financing Rate (“SOFR”) or a base rate, as defined in the facility agreement, whichever we believe will be the most cost effective. Our credit facility also provides for an expedited amendment process once a replacement for LIBOR is established.

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

    A portion of our active and retired employees participate in defined benefit pension and retiree healthcare plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable plans. To the extent that our obligations are unfunded or underfunded, we will have to use cash flow from operations and other sources to fulfill our obligations either as they become due or over some shorter funding period. In addition, since the assets that we already have provided to fund these obligations are invested in debt instruments and other securities, the value of these assets varies due to market factors. Historically, these fluctuations have been significant and sometimes adverse, and there can be no assurances that they will not be significant or adverse in the future. Similarly the amount of our obligations varies depending upon mortality assumptions, discount rates, salary growth, retirement rates and ages, inflation, changes in health care costs and similar factors. We also are subject to laws and regulations governing the administration of our plans in certain countries, and the specific provisions, benefit formulas and related interpretations of such laws, regulations and provisions can be complex. Failure to properly administer the provisions of our plans and comply with applicable laws and regulations could have an adverse impact to our results of operations. As of December 31, 2020, we had substantial unfunded or underfunded obligations related to our pension and other postretirement health care benefits. See the notes to our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for more information regarding our unfunded or underfunded obligations.

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

Our substantial indebtedness could have other important adverse consequences such as:
•requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;
•increasing our vulnerability to general adverse economic and industry conditions;
•limiting our flexibility in planning for, or reacting to, changes in our business and the agricultural industry;
•restricting us from being able to introduce new products or pursuing business opportunities;
•placing us at a competitive disadvantage compared to our competitors that may have less indebtedness; and
•limiting, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds, repurchase shares, pay cash dividends or engage in or enter into certain transactions.

Changes to United States tax, tariff, trade and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

    There have been ongoing discussions and significant changes to United States trade policies, treaties, tariffs and taxes. Although the levels change from period to period, we generally have substantial imports into the United States of products and components that are either produced in our foreign locations or are purchased from foreign suppliers, and also have substantial exports of products and components that we manufacture in the United States. The impact of any changes to current trade, tariff or tax policies relating to imports and exports of goods is dependent on factors such as the treatment of exports as a credit to imports, and the introduction of any tariffs or taxes relating to imports from specific countries. The most significant changes have been the imposition of tariffs by the United States on imports from China and the imposition by China of tariffs on imports from the United States. These trade restrictions include withdrawal from or modification of existing trade agreements, negotiation of new trade agreements, or tariffs on the import of agricultural commodities into China, which are critical to our customers. Policies impacting exchange rates and commodity and protein prices or limiting the export of commodities could have a material adverse impact on the international flow of agricultural and other commodities that may result in a corresponding negative impact on the demand for agricultural equipment across the world. Our sales could be negatively impacted by such policies because farm income strongly influences sales of such equipment globally.

    In the past, we have had moderate amounts of imports into the U.S. from China. To date, the impact of U.S. import tariffs on China-sourced equipment has not been material to us because we have been able to redirect production and employ sourcing alternatives for products previously imported into the U.S. from our China manufacturing facility. In addition, we do not export significant amounts from the United States into China. It is unclear what other changes might be considered or implemented and what response to any such changes may be by the governments of other countries. Any changes that increase the cost of international trade or otherwise impact the global economy, including through the increase in domestic prices for raw materials, could have a material adverse effect on our performance.

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

Environmental Risks

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

    We also may be subject to liability in connection with properties and businesses that we no longer own or operate. We may be adversely impacted by costs, liabilities or claims with respect to our operations under existing laws or those that may be adopted in the future that could apply to both future and prior conduct. If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions, or we may not be able to sell our products and, therefore, our performance could be adversely affected.

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

Human Capital Risks

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

Our ability to recruit, develop, train and retain qualified and skilled employees could impact our ability to execute strategies.

    Our success is dependent, in part, on our ability to recruit, develop, train and retain qualified employees with the relevant education, background and experience. Equally we must be able to retain such skilled employees through our efforts to develop, train, compensate and engage them. Failure to do so could impair our ability to execute our business strategies and could ultimately impact our performance.

Data Security, Privacy and Cybersecurity Risks

Our business increasingly is subject to regulations relating to privacy and data protection, and if we violate any of those regulations we could be subject to significant claims, penalties and damages.

    Increasingly, the United States, the European Union, Brazil and other governmental entities are imposing regulations designed to protect the collection, maintenance and transfer of personal information. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”) that imposed stringent data protection requirements and greater penalties for non-compliance beginning in May 2018. The GDPR also protects a broader set of personal information than traditionally has been protected in the United States and provides for a right of “erasure.” Other regulations govern the collection and transfer of financial data and data security generally. These regulations generally impose penalties in the event of violations, and private lawsuits in the event of a release of personal information are common. While we attempt to comply with all applicable privacy regulations, their implementation is complex, and, if we are not successful, we may be subject to penalties and claims for damages from regulators and the impacted parties.

Cybersecurity breaches and other disruptions to our information technology infrastructure could interfere with our operations and could compromise confidential information, exposing us to liability that could cause our business and reputation to suffer.

    We rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing and collection of payments from dealers or other purchasers of our equipment. We also use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property and proprietary business information, in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and infrastructure are vulnerable to damage, disruptions or shutdowns due to attacks by cyber criminals or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, terrorist acts or, natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, and could disrupt our operations and damage our reputation, which could adversely affect our performance. In addition, as security threats continue to evolve and increase in frequency and sophistication, we may need to invest additional resources to protect the security of our systems.

Item 1B.    Unresolved Staff Comments

    Not applicable.

Item 2.        Properties

    Our principal manufacturing locations and/or properties as of January 31, 2021, were as follows:

Location	Description of Property	Leased (Sq. Ft.)	Owned (Sq. Ft.)
United States:
Assumption, Illinois	Manufacturing/Sales and Administrative Office	—	933,000
Batavia, Illinois	Parts Distribution	310,200	—
Duluth, Georgia	Corporate Headquarters	158,900	—
Hesston, Kansas	Manufacturing	6,300	1,469,100
Jackson, Minnesota	Manufacturing	31,400	1,006,400
International:
Beauvais, France(1)	Manufacturing	14,300	2,231,300
Breganze, Italy	Manufacturing	11,800	1,562,000
Ennery, France	Parts Distribution	839,600	360,300
Linnavuori, Finland	Manufacturing	15,900	471,900
Hohenmölsen, Germany	Manufacturing	—	437,000
Marktoberdorf, Germany	Manufacturing	270,300	1,523,600
Wolfenbüttel, Germany	Manufacturing	—	546,700
Stockerau, Austria	Manufacturing	26,400	160,700
Thisted, Denmark	Manufacturing	92,400	295,300
Suolahti, Finland	Manufacturing/Parts Distribution	63,400	614,400
Canoas, Brazil	Regional Headquarters/Manufacturing	23,000	1,138,700
Mogi das Cruzes, Brazil	Manufacturing	—	748,700
Santa Rosa, Brazil	Manufacturing	—	508,900
Changzhou, China	Manufacturing	189,900	767,000
_______________________________________
(1)Includes our joint venture, GIMA, in which we own a 50% interest.

    We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

Item 3.        Legal Proceedings

    In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2020, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $25.3 million). The amount ultimately in dispute will be significantly greater because of interest and penalties. We have been advised by our legal and tax advisors that our position with respect to the deductions is allowable under the tax laws of Brazil. We are contesting the disallowance and believe that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

Item 4.        Mine Safety Disclosures

    Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Our common stock is listed on the New York Stock Exchange and trades under the symbol AGCO. As of the close of business on February 22, 2021, the closing stock price was $126.50, and there were 379 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

Performance Graph

    The following presentation is a line graph of our cumulative total shareholder return on our common stock on an indexed basis as compared to the cumulative total return of the S&P Mid-Cap 400 Index, the MVIS Global Agribusiness Index and a self-constructed peer group (“Custom Peer Group Index”) for the five years ended December 31, 2020. The MVIS Global Agribusiness Index has been added to the performance chart during 2020 to replace the Custom Peer Group Index based upon the MVIS Global Agribusiness Index's closer alignment to our business. In the future, we will not include the Custom Peer Group Index. Our total returns in the graph are not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
$350
$300
$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
AGCO Corporation
S&P MidCap 400 Index
MVIS Global Agribusiness Index
Custom Peer Group

	Cumulative Total Return for the Years Ended December 31,
	2015	2016	2017	2018	2019	2020
AGCO Corporation	$100.00	$128.82	$160.39	$126.22	$176.74	$238.19
S&P Midcap 400 Index	100.00	120.74	140.35	124.80	157.49	179.00
MVIS Global Agribusiness Index	100.00	112.51	136.95	128.61	156.90	179.96
Custom Peer Group Index	100.00	142.46	206.15	175.30	227.23	304.62

The total return assumes that dividends were reinvested and is based on a $100 investment on December 31, 2015.

The Custom Peer Group Index is a self-constructed peer group of companies that includes: Caterpillar Inc., CNH Industrial NV, Cummins Inc., Deere & Company, Eaton Corporation Plc., Ingersoll-Rand Plc., Navistar International Corporation, PACCAR Inc., Parker-Hannifin Corporation and Terex Corporation.

Issuer Purchases of Equity Securities

    There were no purchases of our common stock made by or on behalf of us during the three months ended December 31, 2020.

Item 6.          Selected Financial Data

    The following tables present our selected consolidated financial data. The data set forth below should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical Consolidated Financial Statements and the related notes. The Consolidated Financial Statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 and the reports thereon are included in Item 8, “Financial Statements and Supplementary Data.” The historical financial data may not be indicative of our future performance.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in millions, except per share data)
Operating Data:
Net sales	$9,149.7	$9,041.4	$9,352.0	$8,306.5	$7,410.5
Gross profit	2,057.5	1,984.3	1,996.7	1,765.3	1,515.5
Income from operations	599.7	348.1	489.0	404.4	287.0
Net income	419.8	122.8	283.7	189.3	160.2
Net loss (income) attributable to noncontrolling interests	7.3	2.4	1.8	(2.9)	(0.1)
Net income attributable to AGCO Corporation and subsidiaries	$427.1	$125.2	$285.5	$186.4	$160.1
Net income per common share — diluted	$5.65	$1.63	$3.58	$2.32	$1.96
Cash dividends declared and paid per common share	$0.63	$0.63	$0.60	$0.56	$0.52
Weighted average shares outstanding — diluted	75.6	77.0	79.7	80.2	81.7

	As of December 31,
	2020	2019	2018	2017	2016
	(in millions, except number of employees)
Balance Sheet Data:
Cash and cash equivalents	$1,119.1	$432.8	$326.1	$367.7	$429.7
Total assets	8,504.2	7,759.7	7,626.4	7,971.7	7,168.4
Total long-term debt, excluding current portion and debt issuance costs	1,256.7	1,191.8	1,275.3	1,618.1	1,610.0
Stockholders’ equity	3,018.0	2,907.0	2,993.5	3,095.3	2,837.2
Other Data:
Number of employees	21,426	20,961	21,232	20,462	19,795

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

    We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment, seeding and tillage equipment, implements, and grain storage and protein production systems. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names, including: Challenger®, Fendt®, GSI®, Massey Ferguson® and Valtra®, supported by our Fuse® precision agriculture solutions. We distribute most of our products through a combination of approximately 3,250 dealers and distributors as well as associates and licensees. In addition, we provide retail and wholesale financing through our finance joint ventures with Rabobank.

    The COVID-19 pandemic created significant volatility in the global economy and led to substantially reduced economic activity, employment disruptions and supply chain constraints and delays. In most areas, our business has been deemed essential, thereby allowing us to maintain operations. However, production during the first half of 2020 was severely impacted by component availability, particularly during late March and throughout April, and therefore net sales levels during 2020 were directly impacted. The affected plants, primarily in Europe and South America, all resumed production in late April. During the third quarter of 2020, we were able to ramp up production and recover from supply chain disruptions experienced in the second quarter. All of our production facilities are currently operational. The ability to maintain full-time production remains uncertain for the foreseeable future due to government restrictions, potential supply chain constraints, workforce limitations and safety equipment availability. We have enacted cost saving measures, are working closely with our suppliers to maintain stable component availability, and are continuing to manage our cash flows and capital deployment to respond to the ongoing volatile environment.

Financial Highlights

    We sell our equipment and replacement parts to our independent dealers, distributors and other customers. A large majority of our sales are to independent dealers and distributors that sell our products to end users. To the extent practicable, we attempt to sell products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal demands on our manufacturing operations and to minimize our investment in inventories. However, retail sales by dealers to farmers are highly seasonal and are a function of the timing the planting and harvesting seasons. In certain markets, particularly in North America, there is often a time lag, which varies based on the timing and level of retail demand, between our sale of the equipment to the dealer and the dealer’s sale to a retail customer.

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations:

	Years Ended December 31,
	2020(1)	2019(1)	2018(1)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	77.5	78.1	78.6
Gross profit	22.5	21.9	21.4
Selling, general and administrative expenses	10.9	11.5	11.4
Engineering expenses	3.7	3.8	3.8
Amortization of intangibles	0.7	0.7	0.7
Impairment charges	0.2	2.0	—
Restructuring expenses	0.2	0.1	0.1
Bad debt expense	0.2	0.1	0.1
Income from operations	6.6	3.9	5.3
Interest expense, net	0.2	0.2	0.6
Other expense, net	0.2	0.7	0.8
Income before income taxes and equity in net earnings of affiliates	6.1	2.9	3.9
Income tax provision	2.1	2.0	1.2
Income before equity in net earnings of affiliates	4.1	0.9	2.7
Equity in net earnings of affiliates	0.5	0.5	0.4
Net income	4.6	1.4	3.0
Net loss attributable to noncontrolling interests	0.1	—	—
Net income attributable to AGCO Corporation and subsidiaries	4.7%	1.4%	3.1%
___________________________________
(1) Rounding may impact summation of amounts.

2020 Compared to 2019

    Net income attributable to AGCO Corporation and subsidiaries for 2020 was $427.1 million, or $5.65 per diluted share, compared to $125.2 million, or $1.63 per diluted share for 2019.

    Net sales for 2020 were approximately $9,149.7 million, or 1.2% higher than 2019, primarily due to increased sales volumes in our South American region, partially offset by the negative impact of currency translation. Net sales were impacted by reduced production volumes caused by component availability and other impacts of the COVID-19 pandemic in the first half of 2020, but recovered in the second half of the year resulting from more normalized production levels and improved industry demand. Income from operations was $599.7 million in 2020 compared to $348.1 million in 2019. The increase in income from operations during 2020 was primarily the result of improved margins which benefited from positive pricing impacts, a favorable sales mix and cost control initiatives as compared to prior year. In addition, our 2019 income from operations included approximately $176.6 million of non-cash goodwill and other intangible asset impairment charges recorded during the fourth quarter of 2019 related to our grain storage and protein production systems operations in our Europe/Middle East (“EME”) region.

    Regionally, income from operations in EME decreased by approximately $52.9 million in 2020 compared to 2019, driven primarily by lower net sales (excluding positive currency translation impacts), as well as decreased production volumes and higher warranty costs. Sales volumes increased substantially in the second half of 2020 in the EME region, partially offsetting declines experienced in the second quarter due to production disruptions in our European operations. In our North American region, despite flat net sales levels, income from operations improved by approximately $72.1 million compared to the prior year. A favorable sales mix and expense control measures contributed to the improvement in the region. In South America, income from operations increased approximately $68.7 million in 2020 compared to 2019. The increase reflects increased net sales and production volumes, a richer margin product mix and cost containment efforts, partially offset by negative currency translation impacts. Income from operations in our Asia/Pacific/African (“APA”) region increased approximately $18.7 million in 2020 compared to 2019, primarily due to higher net sales, a favorable sales mix and expense control efforts.

Industry Market Conditions

    During 2020, the COVID-19 pandemic had a minimal impact on global crop production. However, the consumption of grain for food, fuel and livestock feed was negatively impacted by the economic constraints caused by the pandemic in the first half of the year. During the second half of 2020, grain consumption started to recover, consistent with improving economic activities and increased grain exports to China, thus reducing forecasts for ending grain inventories, and raising soft commodity prices. Consequently, global industry demand for farm equipment was mixed during 2020, but improved in the second half of the year across major markets. Future demand for agricultural equipment will be influenced by farm income, which is a function of commodity and protein prices, crop yields and government support.

    In North America, industry unit retail sales of utility and high horsepower tractors increased approximately 10% in 2020 compared to 2019. Industry unit retail sales of combines for 2020 was flat compared to 2019. Retail sales growth was strongest for low horsepower tractors in 2020 compared to 2019, while retail sales of high horsepower tractors improved towards the end of 2020. The rise in commodity prices, along with the U.S. COVID-19 aid package for U.S. farmers and livestock producers, as well as an extended fleet age, all contributed to the improved demand.

    In Western Europe, industry unit retail sales of tractors for 2020 declined modestly compared to 2019. Industry unit retail sales of combines for 2020 increased approximately 1% compared to 2019. During 2020, industry sales were weakest in the markets of the United Kingdom and Scandinavia, partially offset by industry sales growth in Germany compared to 2019. Industry sales declined due largely to production constraints in the first half of 2020 caused by the COVID-19 pandemic. In addition, the impact of dry weather on certain grain markets was mostly offset by stronger grain export demand and supportive wheat prices. European dairy and livestock fundamentals stabilized after weakening earlier in 2020.

    In South America, industry unit retail sales of tractors for 2020 increased approximately 12% compared to 2019. Industry unit retail sales of combines for 2020 increased approximately 20% compared to 2019. Industry retail sales increased in Brazil and Argentina compared to the prior year, partially offset by weaker demand in most other South American markets. Robust crop production in Brazil and Argentina, as well as favorable exchange rates, supported positive economics for farmers.

Results of Operations

    Net sales for 2020 were $9,149.7 million compared to $9,041.4 million for 2019, primarily as a result of improved market conditions in the second half of 2020 that offset reduced production volumes caused by component availability and other impacts of the COVID-19 pandemic in the first half of 2020. In addition, the following table sets forth, for the year ended December 31, 2020, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

			Change		Change due to Currency Translation
	2020	2019	$	%	$	%
North America	$2,175.0	$2,191.8	$(16.8)	(0.8)%	$(11.6)	(0.5)%
South America	873.8	802.2	71.6	8.9%	(221.8)	(27.6)%
EME	5,366.9	5,328.8	38.1	0.7%	58.5	1.1%
APA	734.0	718.6	15.4	2.1%	8.8	1.2%
	$9,149.7	$9,041.4	$108.3	1.2%	$(166.1)	(1.8)%

    Regionally, net sales in North America were flat in 2020 compared to 2019, with growth in sales of high horsepower tractors, replacement parts and Precision Planting equipment, offset by a reduction in sales of grain and protein equipment as well as sprayers. In the EME region, net sales were flat during 2020 compared to 2019, primarily due to increased sales in the second half of 2020 that helped to offset the lost production and supply chain constraints caused by the impacts from the COVID-19 pandemic experienced in the first half of 2020. Declines in net sales in France, Scandinavia and Central Europe were mostly offset by growth in Germany and Eastern Europe. Net sales increased in South America in 2020 compared to 2019, primarily due to sales increases in Brazil and Argentina, partially offset by decreased net sales in other South American markets. In the APA region, net sales increased in 2020 compared to 2019, primarily due to net sales increases in Australia and China, partially offset by net sales declines in Africa and smaller Asian markets. We estimate that worldwide average price increases were approximately 1.6% and 1.9% in 2020 and 2019, respectively. Consolidated net sales of tractors and combines, which comprised approximately 60.6% of our net sales in 2020, increased approximately 1.3% in 2020 compared to 2019. Unit sales of tractors and combines decreased approximately 1.1% during 2020 compared to 2019. The difference between the unit sales change and the change in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

    The following table sets forth, for the years ended December 31, 2020 and 2019, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations (in millions, except percentages):

	2020		2019
	$	% of Net Sales	$	% of Net Sales(1)
Gross profit	$2,057.5	22.5%	$1,984.3	21.9%
Selling, general and administrative expenses	1,001.5	10.9%	1,040.3	11.5%
Engineering expenses	342.6	3.7%	343.4	3.8%
Amortization of intangibles	59.5	0.7%	61.1	0.7%
Impairment charges	20.0	0.2%	176.6	2.0%
Restructuring expenses	19.7	0.2%	9.0	0.1%
Bad debt expense	14.5	0.2%	5.8	0.1%
Income from operations	$599.7	6.6%	$348.1	3.9%
____________________________________
(1) Rounding may impact summation of amounts.

    Gross profit as a percentage of net sales increased during 2020 compared to 2019, primarily due to the benefits of improved pricing net of material costs and a favorable sales mix, partially offset by the impact of lower production volumes. Production hours decreased across all regions during 2020. Overall, global production hours decreased approximately 5% on a global basis during 2020 compared to 2019 primarily due to the suspension of production in our European and South American production sites in late March and throughout April due to component supply disruptions and government-mandated closures of facilities caused by the COVID-19 pandemic. While production hours recovered during the third quarter of 2020 from second quarter disruptions, our fourth quarter levels were flat compared to 2019 in order to facilitate dealer and company inventory reductions. The impacts of the COVID-19 pandemic continue to be unpredictable, and a range of factors could impact our future sales, including additional production and workforce constraints, government mandates and changing industry conditions impacted by commodity and protein prices, farmer sentiment and the other factors that we discuss under “Risk Factors.”

    We recorded stock compensation expense of approximately $1.1 million and $1.7 million during 2020 and 2019, respectively, within cost of goods sold, as is more fully explained in Note 1 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”

    Selling, general and administrative expenses (“SG&A expenses”) and engineering expenses, as a percentage of net sales, were lower during 2020 compared to 2019. The reduction in SG&A expenses as a percentage of net sales for 2020 was achieved through actions such as suspended merit compensation increases, reduced field sales and marketing activities and lower travel expenses. We recorded stock compensation expense of approximately $36.8 million and $40.0 million during 2020 and 2019, respectively, within SG&A expenses, as is more fully explained in Note 1 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”

    During 2020, we recorded a non-cash goodwill impairment charge of approximately $20.0 million related to a tillage and seeding equipment joint venture in which we own a 50% interest. The impairment charge was recorded as “Impairment charges” within our Consolidated Statements of Operations, with an offsetting benefit of approximately $10.0 million included within “Net loss attributable to noncontrolling interests.” During 2019, we recorded a non-cash goodwill impairment charge of approximately $173.6 million associated with our grain storage and protein production systems operations in Europe/Middle East, as well as an impairment of long-lived intangible assets of approximately $3.0 million associated with brand and product rationalization within our grain storage and protein production systems operations in North America. These impairment charges are more fully described in “Critical Accounting Estimates - Goodwill, Other Intangible Assets and Long-Lived Assets” and Note 1 to our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”

    We recorded restructuring expenses of approximately $19.7 million and $9.0 million during 2020 and 2019, respectively. The restructuring expenses primarily related to severance and related costs associated with the rationalization of employee headcount at various manufacturing facilities and administrative offices located in the United States, Europe and South America during 2020, as well as the rationalization of our grain storage and protein production systems operations. In addition, during 2019 we recorded a loss of approximately $2.1 million within “Restructuring expenses” associated with the sale of our 50% interest in our USC, LLC joint venture. See Note 2 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information.

    Interest expense, net was $15.0 million for 2020 compared to $19.9 million for 2019. See “Liquidity and Capital Resources” for further information on our available funding.

    Other expense, net was $22.7 million in 2020 compared to $67.1 million in 2019. We have a minority equity interest in Tractors and Farm Equipment Limited (“TAFE”). During 2020, TAFE repurchased a portion of its common stock from us resulting in a gain of approximately $32.5 million recorded within “Other expense, net.” See Note 13 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information. In addition, losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil, were approximately $24.1 million and $42.4 million in 2020 and 2019, respectively. The decrease in losses was primarily a result of lower accounts receivable balances and reduced interest rates in 2020 as compared to 2019.

    We recorded an income tax provision of $187.7 million in 2020 compared to $180.8 million in 2019. Our tax provision and effective tax rate are impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes and for losses in jurisdictions where no income tax benefit is recorded. At December 31, 2020 and 2019, we had gross deferred tax assets of $360.9 million and $396.0 million, respectively, including $62.9 million and $72.0 million, respectively, related to net operating loss carryforwards. During 2019, we recognized a one-time income tax gain of approximately $21.8 million associated with the changing of Swiss federal and cantonal tax rates, as well as recognition of a deferred tax asset associated with the estimated value of a tax basis step-up of our Swiss subsidiary’s assets. During 2019, we also recorded a non-cash adjustment to establish a valuation allowance against our Brazilian net deferred income tax assets of approximately $53.7 million. At December 31, 2020, we had total valuation allowances as an offset to our gross deferred tax assets of approximately $181.0 million. This valuation allowance included allowances primarily against net operating loss carryforwards in Brazil, China, Hungary and the United Kingdom, as well as allowances against our net deferred taxes primarily in the U.S. and Brazil. At December 31, 2019, we had total valuation allowances as an offset to the gross deferred tax assets of approximately $169.1 million, primarily related to net operating loss carryforwards in Brazil, China, Hungary, the United Kingdom and the Netherlands, as well as allowances against our net deferred taxes in the U.S. and Brazil. Realization of the net deferred tax assets as of December 31, 2020 will depend on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized. Refer to Note 5 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for further information.

    Equity in net earnings of affiliates, which is primarily comprised of income from our AGCO Finance joint ventures, was $45.5 million in 2020 compared to $42.5 million in 2019, primarily due to higher net earnings from our AGCO Finance joint ventures. See “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations and Note 4 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for further information.

2019 Compared to 2018

    A comparison of the results of operations for 2019 versus that of 2018 was included in our Annual Report on Form 10-K for the year ended December 31, 2019.

AGCO Finance Joint Ventures

    Our AGCO Finance joint ventures provide both retail financing and wholesale financing to our dealers in the United States, Canada, Europe, Brazil, Argentina and Australia. The joint ventures are owned by AGCO and by a wholly-owned subsidiary of Rabobank. The majority of the assets of the finance joint ventures consist of finance receivables. The majority of the liabilities consist of notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the finance joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. In the United States and Canada, we guarantee certain minimum residual values to those joint ventures upon expiration of certain eligible leases between the finance joint ventures and end users. See “Commitments and Off-Balance Sheet Arrangements” and Note 11 to our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information.

    As of December 31, 2020, our capital investment in the finance joint ventures, which is included in “Investment in affiliates” on our Consolidated Balance Sheets, was approximately $395.3 million compared to $339.0 million as of December 31, 2019. The total finance portfolio in our finance joint ventures was approximately $10.7 billion and $9.6 billion as of December 31, 2020 and 2019, respectively. The total finance portfolio as of December 31, 2020 and 2019 included approximately $8.8 billion and $7.7 billion, respectively, of retail receivables and $1.9 billion of wholesale receivables from AGCO dealers as of both December 31, 2020 and 2019. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies, or AGCO Finance provided the financing directly to the dealers. During 2020, we made approximately $1.9 million of additional investments in our finance joint ventures, and there were no dividends paid from our finance joint ventures. Our finance joint ventures were restricted from paying dividends to us during 2020 as a result of COVID-19 pandemic banking regulations. During 2019, we did not make additional investments in our finance joint ventures, and we received dividends of approximately $40.5 million from certain of our finance joint ventures. Our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Consolidated Statements of Operations, was $45.0 million and $41.5 million for the years ended December 31, 2020 and 2019, respectively, with the increase in earnings primarily due to higher income in our U.S. and Canadian finance joint ventures during 2020 as compared to 2019, partially offset by lower income in certain of our European finance joint ventures.

Outlook

    Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment are affected by, among other things, changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, commodity and protein prices and general economic conditions.

    Our net sales are expected to increase in 2021 compared to 2020, resulting from improved forecasted industry demand, as well as positive pricing and foreign currency impacts. Gross and operating margins are expected to improve from 2020 levels, reflecting increased net sales and production volumes. Engineering expenses and other technology investments are expected to increase in 2021 compared to 2020 to support our product development plans as well as our precision agriculture and digital initiatives.

    Although not contemplated in the above outlook, the COVID-19 pandemic may continue to negatively impact our operations. Additional factory closures or other production constraints as a result of government mandates, supply chain disruptions or other factors could significantly negatively impact our net sales and earnings. In addition, a considerable amount of uncertainty exists for 2021 relating to industry demand and other macroeconomic impacts of the COVID-19 pandemic. Refer to “Risk Factors” for further discussion of the COVID-19 pandemic.

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

December 31, 2020
Credit facility, expires 2023	$277.9
1.002% Senior term loan due 2025(1)	306.7
Senior term loan due 2022(1)	184.0
Senior term loans due between 2021 and 2028(1)	806.0
Other long-term debt	10.5
____________________________________
(1) The amounts above are gross of debt issuance costs of an aggregate amount of approximately $2.5 million.

    On April 9, 2020, we entered into an amendment to our $800.0 million multi-currency revolving credit facility to include incremental term loans (“2020 term loans”) that allow us to borrow an aggregate principal amount of €235.0 million and $267.5 million, respectively (or an aggregate of approximately $555.8 million as of December 31, 2020). Amounts can be drawn incrementally at any time prior to maturity, but must be drawn down proportionately. Amounts drawn must be in a minimum principal amount of $100.0 million and integral multiples of $50.0 million in excess thereof. Once amounts have been repaid, those amounts are not permitted to be re-drawn. The maturity date of the 2020 term loans is April 8, 2022. Interest accrues on amounts outstanding under the 2020 term loans, at our option, at either (1) LIBOR plus a margin based on our credit rating ranging from 1.125% to 2.125% until April 8, 2021 and ranging from 1.375% to 2.375% thereafter, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin based on our credit rating ranging from 0.125% to 1.375% until April 8, 2021 and ranging from 0.375% to 1.375% thereafter. On April 15, 2020, we borrowed €117.5 million and $133.8 million (or an aggregate of approximately $277.9 million as of December 31, 2020) of 2020 term loans. We simultaneously repaid €100.0 million (or approximately $108.7 million) of our revolving credit facility from the borrowings received. There were no other borrowings on the 2020 term loans subsequent to the initial borrowings in April 2020. As of December 31, 2020, we had the ability to borrow approximately $277.9 million of 2020 term loans. Refer to Note 6 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for further information regarding our current facilities.

    In October 2018, we entered into a multi-currency revolving credit facility of $800.0 million. The maturity date of the credit facility is October 17, 2023. Interest accrues on amounts outstanding under the credit facility, at our option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on our credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on our credit rating. As of December 31, 2020, we had no outstanding borrowings under the revolving credit facility, and the ability to borrow was approximately $800.0 million under the revolving credit facility.

    In December 2018, we entered into a term loan agreement with the European Investment Bank (“EIB”), which provided us with the ability to borrow up to €250.0 million. The €250.0 million (or approximately $306.7 million as of December 31, 2020) of funding was received on January 25, 2019 with a maturity date of January 24, 2025. We are permitted to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears. We had an additional term loan with the EIB in the amount of €200.0 million that was entered into in December 2014 and had a maturity date of January 15, 2020. We repaid this €200.0 million (or approximately $220.0 million) term loan in December 2019.

    In October 2018, we entered into a term loan agreement with Rabobank in the amount of €150.0 million (or approximately $184.0 million as of December 31, 2020). We are permitted to prepay the term loan before its maturity date on October 28, 2022. Interest is payable on the term loan quarterly in arrears at an annual rate, equal to the EURIBOR plus a margin ranging from 0.875% to 1.875% based on our credit rating.

    In October 2016, we borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements. These agreements had maturities ranging from October 2019 to October 2026. In October 2019, we repaid an aggregate amount of €56.0 million (or approximately $61.1 million) of two of these term loans. In August 2018, we borrowed an additional aggregate amount of indebtedness of €338.0 million through a group of another seven related term loan agreements. Proceeds from the borrowings were used to repay borrowings under our former revolving credit facility. The provisions of the term loan agreements are identical in nature with the exception of interest rate terms and maturities. In aggregate, as of December 31, 2020, we have indebtedness of approximately €657.0 million (or approximately $806.0 million as of December 31, 2020) under a total group of 12 term loan agreements with remaining maturities ranging from August 2021 to August 2028. Four of these term loan agreements in the aggregate of €264.0 million (or approximately $323.8 million gross of debt issuance costs as of December 31, 2020) will mature in August and October 2021.

    As of December 31, 2020 and 2019, we had short-term borrowings due within one year of approximately $33.8 million and $150.5 million, respectively.

    Interest on U.S. dollar borrowings under our credit facility and the 2020 term loans is calculated based upon LIBOR. In the event that LIBOR is no longer published, interest will be calculated upon either a base rate or the secured overnight financing rate depending on cost. The credit facility and 2020 term loans also provide for an expedited amendment process once a replacement for LIBOR is established.

    We are in compliance with the financial covenants contained in these facilities and expect to continue to maintain such compliance. Should we ever encounter difficulties, our historical relationship with our lenders has been strong and we anticipate their continued long-term support of our business. Refer to Note 6 to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our current facilities, including the financial covenants contained in each debt instrument.

    Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of December 31, 2020 and 2019, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.5 billion and $1.6 billion, respectively.

    Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements also are without recourse to us. As of December 31, 2020 and 2019, these finance joint ventures had approximately $85.2 million and $104.3 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements also are accounted for as off-balance sheet transactions.

    In order to efficiently manage our liquidity, we generally pay vendors in accordance with negotiated terms. To enable vendors to obtain payment in advance of our payment due dates to them, we have established programs in certain markets with financial institutions under which the vendors have the option to be paid by the financial institutions earlier than the payment due dates. When vendors receive early payments they receive discounted amounts and we then pay the financial institutions the face amounts of the invoices on the payment due dates. We do not reimburse vendors for any costs they incur for participation in the programs. Amounts owed to the financial institutions are presented as “Accounts payable” in our Consolidated Balance Sheets. Should we not be able to negotiate extended payment terms with our vendors, or should financial institutions no longer be willing to participate in early payment programs with us, we would expect to have sufficient liquidity to timely pay our vendors without any material impact on us or our financial position.

    Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 34.8% at December 31, 2020 compared to 30.4% at December 31, 2019.

Cash Flows

    Cash flows provided by operating activities were approximately $896.5 million during 2020 compared to approximately $695.9 million during 2019. The increase during 2020 was primarily due to an increased source of cash derived from operating assets and liabilities in 2020 compared to 2019. The reduction of inventory levels during 2020 resulted in a source of cash flow of approximately $119.7 million in 2020.

    Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,005.6 million in working capital at December 31, 2020, as compared with $844.6 million at December 31, 2019. Accounts receivable and inventories, combined, at December 31, 2020 were approximately $48.8 million lower than at December 31, 2019, primarily due to inventory reduction efforts during the course of 2020.

Share Repurchase Program

    During the three months ended March 31, 2020 and during 2019, we repurchased 970,141 and 1,794,256 shares of our common stock, respectively, for approximately $55.0 million and $130.0 million, respectively, either through accelerated share repurchase agreements with financial institutions or through open market transactions. All shares received were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained Earnings” within our Consolidated Balance Sheets. We suspended share repurchases subsequent to March 31, 2020 in light of the COVID-19 pandemic and have not repurchased shares since that period.

Contractual Obligations

    The future payments required under our significant contractual obligations, excluding foreign currency option and forward contracts, as of December 31, 2020 are as follows (in millions):

	Payments Due By Period
	Total	2021	2022 to 2023	2024 to 2025	2026 and Beyond
Indebtedness(1)	$1,614.1	$355.1	$769.3	$386.8	$102.9
Interest payments related to indebtedness(2)	50.6	16.8	21.2	9.4	3.2
Capital lease obligations	16.3	3.3	2.5	1.4	9.1
Operating lease obligations	190.9	47.6	66.3	32.5	44.5
Unconditional purchase obligations	116.9	106.2	10.5	0.2	—
Other short-term and long-term obligations(3)	337.5	95.8	161.3	31.2	49.2
Total contractual cash obligations	$2,326.3	$624.8	$1,031.1	$461.5	$208.9

	Amount of Commitment Expiration Per Period
	Total	2021	2022 to 2023	2024 to 2025	2026 and Beyond
Standby letters of credit and similar instruments	$14.4	$14.4	$—	$—	$—
Guarantees	103.3	13.8	43.9	43.3	2.3
Total commercial commitments and letters of credit	$117.7	$28.2	$43.9	$43.3	$2.3
_______________________________________
(1)    Indebtedness amounts reflect the principal amount of our senior term loan, senior notes, credit facility and certain short-term borrowings, gross of any debt issuance costs.
(2)    Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Indebtedness may be repaid sooner or later than such minimum maturity periods.
(3)    Other short-term and long-term obligations include estimates of future minimum contribution requirements under our U.S. and non-U.S. defined benefit pension and postretirement plans. These estimates are based on current legislation in the countries we operate within and are subject to change. Other short-term and long-term obligations also include income tax liabilities related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions, based on the years of statutory expiration. The uncertain tax positions included above are gross of certain indirect favorable effects that relate to other tax jurisdictions.

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

    At December 31, 2020, we guaranteed indebtedness owed to third parties of approximately $17.9 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate us to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2026. Losses under such guarantees historically have been insignificant. In addition, we generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to offset a substantial portion of the amounts paid. We also have obligations to guarantee indebtedness owed to certain of our finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant and the guarantees are not material. We believe the credit risk associated with all of these guarantees is not material to our financial position or results of operations.

    In addition, at December 31, 2020, we had accrued approximately $25.3 million of outstanding guarantees of residual values that may be owed to our finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantee is approximately $85.4 million.

Other

    At December 31, 2020, we had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $3,722.4 million. The outstanding contracts as of December 31, 2020 range in maturity through December 2021. We also had outstanding designated steel commodity contracts with a gross notional amount of approximately $14.7 million that range in maturity through May 2021. See Note 10 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information.

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

Related Parties

    In the ordinary course of business, we engage in transactions with related parties. See Note 13 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for information regarding related party transactions and their impact to our consolidated results of operations and financial position.

Foreign Currency Risk Management

    We have significant manufacturing locations in the United States, France, Germany, Finland, Italy, China and Brazil, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in approximately 140 countries throughout the world. The majority of our net sales outside the United States are denominated in the currency of the customer location, with the exception of sales in Middle East, Africa, Asia and parts of South America, where net sales are primarily denominated in British pounds, Euros or the United States dollar.

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

    The total notional value of our foreign currency instruments was $3,722.4 million and $3,133.0 million as of December 31, 2020 and 2019, respectively, inclusive of both those instruments that are designated and qualified for hedge accounting and non-designated derivative instruments. We enter into cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, and we enter into foreign currency contracts to economically hedge receivables and payables on our balance sheets that are denominated in foreign currencies other than the functional currency. In addition, we use derivative and non-derivative instruments to hedge a portion of our net investment in foreign operations against adverse movements in exchange rates. See Note 10 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for further information about our hedging transactions and derivative instruments.

    Assuming a 10% change relative to the currency of the hedge contracts, the fair value of the foreign currency instruments could be negatively impacted by approximately $53.2 million as of December 31, 2020. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would largely be offset by losses and gains on the underlying firm commitment or forecasted transaction.

Interest Rate Risk

    Our interest expense is, in part, sensitive to the general level of interest rates. We manage our exposure to interest rate risk through our mix of floating rate and fixed rate debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. See Notes 6 and 10 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information about our interest rate swap agreements.

    Based on our floating rate debt and our accounts receivable sales facilities outstanding at December 31, 2020, a 10% increase in interest rates, would have increased, collectively, “Interest expense, net” and “Other expense, net” for the year ended December 31, 2020 by approximately $3.4 million.

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

    At December 31, 2020, we had recorded an allowance for discounts and sales incentives of approximately $595.8 million that will be paid either through a reduction of future cash settlements of receivables and through credit memos to our dealers or through reductions in retail financing rates paid to our finance joint ventures. If we were to allow an additional 1% of sales incentives and discounts at the time of retail sale for those sales subject to such discount programs, our reserve would increase by approximately $25.7 million as of December 31, 2020. Conversely, if we were to decrease our sales incentives and discounts by 1% at the time of retail sale, our reserve would decrease by approximately $25.7 million as of December 31, 2020.

Deferred Income Taxes and Uncertain Income Tax Positions

    We recorded an income tax provision of $187.7 million in 2020 compared to $180.8 million in 2019 and $110.9 million in 2018. Our tax provision and effective tax rate are impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes, and for losses in jurisdictions where no income tax benefit is recorded.

    During the three months ended September 30, 2019, we recorded a non-cash adjustment to establish a valuation allowance against our Brazilian net deferred income tax assets of approximately $53.7 million. In addition, we maintain a valuation allowance to fully reserve against our net deferred tax assets in the United States and certain other foreign jurisdictions. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies and determined that the adjustment to the valuation allowance was appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. We believe it is more likely than not that we will realize our remaining net deferred tax assets, net of the valuation allowance, in future years.

    Swiss tax reform was enacted during 2019 and eliminated certain preferential tax items as well as implemented new tax rates at both the federal and cantonal levels. During the three months ended December 31, 2019, we recognized a one-time income tax gain of approximately $21.8 million associated with the changing of Swiss federal and cantonal tax rates as well as recognition of a deferred tax asset associated with the estimated value of a tax basis step-up of our Swiss subsidiary’s assets.

    On December 22, 2017, The Tax Cuts and Jobs Act (“the 2017 Tax Act”) was enacted in the United States. The primary provisions of the 2017 Tax Act affecting us in 2018 were a reduction to the corporate tax rate from 35% to 21% and a transition from a worldwide corporate tax system to a primarily territorial tax system. Beginning in 2018, we were also subject to additional provisions of the 2017 Tax Act. The main provisions include a tax on global intangible low-taxed income (“GILTI”) and a limitation on the deductibility of certain executive compensation. The combined effect of these and other provisions did not have a material effect on our provision for income taxes in 2020 or 2019. During the three months ended December 31, 2018, we finalized our calculations related to the 2017 Tax Act’s one-time transition tax associated with the mandatory deemed repatriation of unremitted foreign earnings, and recorded an income tax benefit of approximately $8.4 million.

    At December 31, 2020 and 2019, we had gross deferred tax assets of $360.9 million and $396.0 million, respectively, including $62.9 million and $72.0 million, respectively, related to net operating loss carryforwards. At December 31, 2020 and 2019, we had total valuation allowances as an offset to our gross deferred tax assets of $181.0 million and $169.1 million, respectively, which included allowances primarily against net operating loss carryforwards in Brazil, China, Hungary, the United Kingdom and the Netherlands, as well as allowances against our net deferred taxes primarily in the U.S. and Brazil, as previously discussed. Realization of the remaining deferred tax assets as of December 31, 2020 will depend on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

    We recognize income tax benefits from uncertain tax positions only when there is a more than 50% likelihood that the tax positions will be sustained upon examination by the taxing authorities based on the technical merits of the positions. As of December 31, 2020 and 2019, we had approximately $227.9 million and $210.7 million, respectively, of gross unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2020 and 2019, we had approximately $57.1 million and $51.0 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2020 and 2019, we had accrued interest and penalties related to unrecognized tax benefits of approximately $39.4 million and $28.4 million, respectively. See Note 5 of our Consolidated Financial Statements for further discussion of our uncertain income tax positions.

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

    See Note 7 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information regarding costs and assumptions for employee retirement benefits.

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

    For the years ended December 31, 2020, 2019 and 2018, we used a globally consistent methodology to set the discount rate in the countries where our largest benefit obligations exist. In the United States, the United Kingdom and the Euro Zone, we constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of our benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the portfolio is constructed is consistent. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, in which high-quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy our U.S. pension plans’ projected benefit payments. In the United Kingdom and the Euro Zone, the discount rate is derived using a “yield curve approach,” in which an individual spot rate, or zero coupon bond yield, for each future annual period is developed to discount each future benefit payment and, thereby, determine the present value of all future payments. We use a spot yield curve to determine the discount rate applicable in the United Kingdom to measure the U.K. pension plan’s service cost and interest cost. Under the settlement and yield curve approaches, the discount rate is set to equal the single discount rate that produces the same present value of all future payments.

    The other key assumptions and methods were set as follows:
•Our inflation assumption is based on an evaluation of external market indicators.
•The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation.
•The expected return on plan asset assumptions reflects asset allocations, investment strategy, historical experience and the views of investment managers, and reflects a projection of the expected arithmetic returns over ten years.
•Determination of retirement rates and ages as well as termination rates, based on actual plan experience, actuarial standards of practice and the manner in which our defined benefit plans are being administered.
•The mortality rates for the U.K. defined benefit pension plan was updated in 2020 to reflect the latest expected improvements in the life expectancy of the plan participants. The mortality rates for the U.S. defined benefit pension plans were updated in 2020 to reflect the Society of Actuaries’ most recent findings on the topic of mortality.
•The fair value of assets used to determine the expected return on assets does not reflect any delayed recognition of asset gains and losses.

    The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such periods.

    Our U.S. and U.K. defined benefit pension plans, including our ENPP, comprised approximately 86% of our consolidated projected benefit obligation as of December 31, 2020. If the discount rate used to determine the 2020 projected benefit obligation for our U.S. qualified defined benefit pension plans and our ENPP was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $5.6 million at December 31, 2020, and our 2021 pension expense would increase by approximately $0.6 million. If the discount rate used to determine the 2020 projected benefit obligation for our U.S. qualified defined benefit pension plans and our ENPP was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $5.3 million at December 31, 2020, and our 2021 pension expense would decrease by approximately $0.5 million. If the discount rate used to determine the projected benefit obligation for our U.K. defined benefit pension plan was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $29.3 million at December 31, 2020, and our 2021 pension expense would increase by approximately $0.1 million. If the discount rate used to determine the projected benefit obligation for our U.K. defined benefit pension plan was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $27.8 million at December 31, 2020, and our 2021 pension expense would decrease by approximately $0.2 million. In addition, if the expected long-term rate of return on plan assets related to our U.K. defined benefit pension plan was increased or decreased by 25 basis points, our 2021 pension expense would decrease or increase by approximately $1.8 million each, respectively. The impact to our U.S. defined benefit pension plans for a 25-basis-point change in our expected long-term rate of return would decrease or increase our 2021 pension expense by approximately $0.1 million, respectively.

    Unrecognized actuarial net losses related to our defined benefit pension plans and ENPP were $385.1 million as of December 31, 2020 compared to $362.2 million as of December 31, 2019. The increase in unrecognized net actuarial losses between years primarily resulted from lower discount rates at December 31, 2020 compared to December 31, 2019. The unrecognized net actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. For some of our defined benefit pension plans, these losses, to the extent they exceed 10% of the greater of the plan’s liabilities or the fair value of assets (“the gain/loss corridor”), will be amortized on a straight-line basis over the periods discussed as follows. For our U.S. salaried, U.S. hourly and U.K. defined benefit pension plans, the population covered is predominantly inactive participants, and losses related to those plans, to the extent they exceed the gain/loss corridor, will be amortized over the average remaining lives of those participants while covered by the respective plan. For our ENPP, the population is predominantly active participants, and losses related to the plan will be amortized over the average future working lifetime of the active participants expected to receive benefits. As of December 31, 2020, the average amortization periods were as follows:

	ENPP	U.S. Plans	U.K. Plan
Average amortization period of losses related to defined benefit pension plans	7 years	14 years	19 years

    Unrecognized prior service cost related to our defined benefit pension plans was $20.1 million as of December 31, 2020 compared to $22.5 million as of December 31, 2019. The decrease in the unrecognized prior service cost between years is due primarily to the amortization of unrecognized prior service cost related to prior plan amendments. The amortization of unrecognized prior service cost during 2020 also included the initial amortization impacts of an amendment to our ENPP during 2019.

    As of December 31, 2020, our unfunded or underfunded obligations related to our defined benefit pension plans and ENPP were approximately $225.1 million, primarily related to our defined benefit pension plans in Europe and the United States. In 2020, we contributed approximately $32.4 million towards those obligations, and we expect to fund approximately $35.7 million in 2021. Future funding is dependent upon compliance with local laws and regulations and changes to those laws and regulations in the future, as well as the generation of operating cash flows in the future. We currently have an agreement in place with the trustees of the U.K. defined benefit plan that obligates us to fund approximately £15.3 million per year (or approximately $20.9 million) towards that obligation through December 2021. The funding arrangement is based upon the current funded status and could change in the future as discount rates, local laws and regulations, and other factors change.

    See Note 7 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for more information regarding the investment strategy and concentration of risk.

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

    Goodwill is evaluated for impairment annually as of October 1 using a qualitative assessment or a quantitative one-step assessment. If we elect to perform a qualitative assessment and determine the fair value of our reporting units more likely than not exceeds their carrying value of net assets, no further evaluation is necessary. For reporting units where we perform a one-step quantitative assessment, we compare the fair value of each reporting unit to its respective carrying value of net assets, including goodwill. If the fair value of the reporting unit exceeds its carrying value of net assets, the goodwill is not considered impaired. If the carrying value of net assets is higher than the fair value of the reporting unit, an impairment charge is recorded in the amount by which the carrying value exceeds the reporting unit’s fair value.

    We utilize a combination of valuation techniques, including an income approach, whereby the present value of future expected operating net cash flows are calculated using a discount rate; and a guideline public company method, whereby EBITDA and revenue multiples are derived from the market prices of stocks of companies that are engaged in the same or similar lines of business and that are actively traded on a free and open market. Assumptions included in these approaches can positively and negatively impact the results of our assessments such as interest rates, sales and margin growth rates, tax rates, cost structures, market share, pricing, capital expenditures, working capital levels and the use of control premiums.

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

    The COVID-19 pandemic has adversely impacted the global economy as a whole. Based on current macroeconomic conditions, we assessed our goodwill and other intangible assets for indications of impairment as of March 31, 2020, June 30, 2020 and September 30, 2020. As of June 30, 2020, we concluded there were indicators of impairment during the three months ended June 30, 2020 related to one of our smaller reporting units, which is a 50%-owned tillage and seeding equipment joint venture. We consolidate the reporting unit as we were determined to be the primary beneficiary of the joint venture. Deteriorating market conditions for the products the joint venture sells were negatively impacted by the COVID-19 pandemic in the second quarter, greater than initially expected. As a result, updated strategic reviews with revised forecasts indicated an impairment of the entire goodwill balance of this reporting unit was necessary as of June 30, 2020. During the three months ended June 30, 2020, an impairment charge of approximately $20.0 million was recorded as “Goodwill impairment charge” within our Consolidated Statements of Operations, with an offsetting benefit of approximately $10.0 million included within “Net loss attributable to noncontrolling interests.”

    The results of our goodwill and long-lived assets impairment analyses conducted as of October 1, 2020 indicated that no other indicators of impairment existed and no reduction in the carrying amount of goodwill and long-lived assets was required related to our other reporting units.

    Our goodwill impairment analysis conducted as of October 1, 2020 also indicated that the fair value in excess of the carrying value of our grain and protein production systems Europe/Middle East and North America reporting units was approximately 15% and approximately 19%, respectively. In response to weakening market conditions and resulting operating results, new management was put in place over the global grain and protein systems productions systems business in 2019, and from that time, full strategic reviews and operating decisions of the business have been conducted and launched, including several restructuring initiatives aimed at lowering operating costs, improving product portfolios and enhancing customer support, which management believes will result in improved long-term operating results. If market conditions and our overall results do not improve, we may incur an impairment charge related to this reporting units in the future under the one-step process described above. The goodwill associated with these reporting units as of December 31, 2020 was approximately $64.0 million and $523.0 million, respectively

    Our goodwill impairment analysis conducted as of October 1, 2019 indicated that the carrying value of the net assets of our grain storage and protein production systems business in Europe/Middle East was in excess of the fair value of the reporting unit, and therefore, we recorded a non-cash impairment charge of approximately $173.6 million within “Impairment charges” in our Consolidated Statements of Operations. This impairment charge was a substantial portion of the reporting unit’s goodwill balance.

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

    The results of our goodwill and long-lived assets impairment analyses conducted as of October 1, 2018 indicated that no reduction in the carrying amount of goodwill and long-lived assets was required.

    Numerous facts and circumstances are considered when evaluating the carrying amount of our goodwill. The fair value of a reporting unit is impacted by the reporting unit’s expected financial performance, which is dependent upon the agricultural industry and other factors that could adversely affect the agricultural industry, including but not limited to, declines in the general economy, increases in farm input costs, weather conditions, lower commodity and protein prices and changes in the availability of credit. The estimated fair value of the individual reporting units is assessed for reasonableness by reviewing a variety of indicators evaluated over a reasonable period of time.

    As of December 31, 2020, we had approximately $1,306.5 million of goodwill. While our annual impairment testing in 2020 supported the carrying amount of this goodwill, we may be required to re-evaluate the carrying amount in future periods, thus utilizing different assumptions that reflect the then current market conditions and expectations, and, therefore, we could conclude that an impairment has occurred.

    Recoverable Indirect Taxes

    Our Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from our sales in the Brazilian market. We regularly assesses the recoverability of these tax credits, and establishes reserves when necessary against them, through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from our ongoing operations. We believe that these tax credits, net of established reserves are realizable. Our assessment of realization of these tax assets involves significant judgments on our part, and the conclusions that we reach could vary significantly based upon these judgments. We recorded approximately $91.2 million and $142.3 million, respectively, of VAT tax credits, net of reserves, as of December 31, 2020 and 2019.

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

Item 8.        Financial Statements and Supplementary Data

    The following Consolidated Financial Statements of AGCO and its subsidiaries for each of the years in the three-year period ended December 31, 2020 are included in this Item:

    The information under the heading “Quarterly Results” of Item 7 of this Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AGCO Corporation:

Opinion on the Consolidated Financial Statements

    We have audited the accompanying consolidated balance sheets of AGCO Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II — Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the reserve and allowance for volume discount and sales incentive programs in certain geographic regions

    As discussed in Note 1 to the consolidated financial statements, the Company provides various volume discount and sales incentive programs with respect to its products. As of December 31, 2020, the Company had accrued volume discounts and sales incentives of approximately $582.9 million and an allowance for sales incentive discounts of approximately $12.9 million. Sales incentive programs include reductions in invoice prices, reductions in retail financial rates, dealer commissions and dealer incentive allowances. Volume discounts and sales incentives are recorded at the time of sale as a reduction of revenue using the expected value method.

    We identified the assessment of the reserve and allowance for volume discount and sales incentive programs in certain geographic regions as a critical audit matter. Auditor judgment was required to evaluate certain assumptions which had a higher degree of measurement uncertainty. Significant assumptions included estimated incentive rates, which were the estimated rates at which programs were applied to eligible products, and estimated achievement by dealers of specified cumulative targeted purchase levels.

    The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s reserve and allowance for volume discount and sales incentive process, including controls related to the development of the significant assumptions. For certain volume discount and sales incentive programs, we compared the program details to dealer communications and the significant assumptions to historical results for similar programs. We assessed the Company’s historical ability to estimate significant assumptions by comparing the prior year estimated amounts to actual discounts and sales incentives realized by the customers. We evaluated the significant assumptions by comparing them to actual results, including the results of transactions occurring after year-end.

Assessment of gross unrecognized income tax benefits in certain jurisdictions

    As discussed in Note 5 to the consolidated financial statements, the Company has recorded a liability for gross unrecognized income tax benefits of approximately $227.9 million as of December 31, 2020. The Company recognizes income tax benefits from uncertain tax positions only when there is a more than 50% likelihood that the tax positions will be sustained upon examination by the taxing authorities based on the technical merits of the positions.

    We identified the assessment of gross unrecognized income tax benefits in certain jurisdictions as a critical audit matter. Complex auditor judgment and specialized skills were required in evaluating the Company’s interpretation and application of tax laws and the estimate of the amount of tax benefits expected to be realized.

    The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s gross unrecognized income tax benefit process. This included controls related to the Company’s consideration of information that could affect the recognition or measurement of income tax benefits from uncertain tax positions and the interpretation and application of tax laws. We involved tax professionals with specialized skills and knowledge, who assisted in:
•inspecting correspondence and assessments from the taxing authorities
•evaluating the Company’s interpretation and application of tax laws
•developing an expectation of the Company’s tax positions and comparing the results to the Company’s assessment

Assessment of goodwill impairment for certain reporting units

    As discussed in Note 1 to the consolidated financial statements, the Company evaluates goodwill for impairment annually as of October 1 and when events or circumstances indicate that fair value of a reporting unit may be below its carrying value. As of December 31, 2020, the Company has $1,306.5 million of goodwill. The Company performs its goodwill impairment analyses using either a qualitative or a quantitative assessment. The fair values of the reporting units are determined based on a combination of valuation techniques, including an income approach and guideline public company method. Based on the Company’s analysis, the Company determined that the fair values of certain reporting units were in excess of the carrying values and therefore did not record any goodwill impairment for these reporting units.

    We identified the assessment of goodwill impairment for certain reporting units as a critical audit matter because a high degree of subjective auditor judgment was required to evaluate the fair value of the reporting units. The fair value model used the following significant assumptions for which there was limited observable market information: forecasted revenue growth and discount rates. The determined fair values were sensitive to changes in these significant assumptions.

    The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment process, including controls over the significant assumptions. We performed sensitivity analyses over the significant assumptions to assess their impact on the Company’s fair value determination. We compared the Company’s forecasted revenue growth used in the valuation model against underlying business strategies and growth plans. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to forecast. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:
•comparing the Company’s discount rate inputs to publicly available information for comparable entities to test the selected discount rate
•recomputing the estimate of fair value for the reporting units using the Company’s significant assumptions and comparing the result to the Company’s fair value estimate

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Atlanta, Georgia
February 26, 2021

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended December 31,
	2020	2019	2018
Net sales	$9,149.7	$9,041.4	$9,352.0
Cost of goods sold	7,092.2	7,057.1	7,355.3
Gross profit	2,057.5	1,984.3	1,996.7
Operating expenses:
Selling, general and administrative expenses	1,001.5	1,040.3	1,069.4
Engineering expenses	342.6	343.4	355.2
Amortization of intangibles	59.5	61.1	64.7
Impairment charges	20.0	176.6	—
Restructuring expenses	19.7	9.0	12.0
Bad debt expense	14.5	5.8	6.4
Income from operations	599.7	348.1	489.0
Interest expense, net	15.0	19.9	53.8
Other expense, net	22.7	67.1	74.9
Income before income taxes and equity in net earnings of affiliates	562.0	261.1	360.3
Income tax provision	187.7	180.8	110.9
Income before equity in net earnings of affiliates	374.3	80.3	249.4
Equity in net earnings of affiliates	45.5	42.5	34.3
Net income	419.8	122.8	283.7
Net loss attributable to noncontrolling interests	7.3	2.4	1.8
Net income attributable to AGCO Corporation and subsidiaries	$427.1	$125.2	$285.5
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$5.69	$1.64	$3.62
Diluted	$5.65	$1.63	$3.58
Cash dividends declared and paid per common share	$0.63	$0.63	$0.60
Weighted average number of common and common equivalent shares outstanding:
Basic	75.0	76.2	78.8
Diluted	75.6	77.0	79.7
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended December 31,
	2020	2019	2018
Net income	$419.8	$122.8	$283.7
Other comprehensive loss, net of reclassification adjustments:
Defined benefit pension plans, net of taxes:
Prior service credit (cost) arising during the year	0.3	(4.7)	(7.0)
Net loss recognized due to settlement	0.3	0.6	0.9
Net actuarial loss arising during the year	(32.7)	(23.3)	(4.2)
Amortization of prior service cost included in net periodic pension cost	2.1	1.6	1.3
Amortization of net actuarial losses included in net periodic pension cost	13.1	11.8	11.7
Derivative adjustments:
Net changes in fair value of derivatives	5.1	(2.6)	(1.1)
Net (gains) losses reclassified from accumulated other comprehensive loss into income	(6.3)	(0.1)	7.2
Foreign currency translation adjustments	(201.8)	(20.6)	(206.8)
Other comprehensive loss, net of reclassification adjustments	(219.9)	(37.3)	(198.0)
Comprehensive income	199.9	85.5	85.7
Comprehensive loss (income) attributable to noncontrolling interests	11.6	(0.1)	6.0
Comprehensive income attributable to AGCO Corporation and subsidiaries	$211.5	$85.4	$91.7
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,119.1	$432.8
Accounts and notes receivable, net	856.0	800.5
Inventories, net	1,974.4	2,078.7
Other current assets	418.9	417.1
Total current assets	4,368.4	3,729.1
Property, plant and equipment, net	1,508.5	1,416.3
Right-of-use lease assets	165.1	187.3
Investment in affiliates	442.7	380.2
Deferred tax assets	77.6	93.8
Other assets	179.8	153.0
Intangible assets, net	455.6	501.7
Goodwill	1,306.5	1,298.3
Total assets	$8,504.2	$7,759.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$325.9	$2.9
Short-term borrowings	33.8	150.5
Accounts payable	855.1	914.8
Accrued expenses	1,916.7	1,654.2
Other current liabilities	231.3	162.1
Total current liabilities	3,362.8	2,884.5
Long-term debt, less current portion and debt issuance costs	1,256.7	1,191.8
Operating lease liabilities	125.9	148.6
Pensions and postretirement health care benefits	253.4	232.1
Deferred tax liabilities	112.4	107.0
Other noncurrent liabilities	375.0	288.7
Total liabilities	5,486.2	4,852.7
Commitments and contingencies (Note 11)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2020 and 2019	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 74,962,231 and 75,471,562 shares issued and outstanding at December 31, 2020 and 2019, respectively	0.8	0.8
Additional paid-in capital	30.9	4.7
Retained earnings	4,759.1	4,443.5
Accumulated other comprehensive loss	(1,810.8)	(1,595.2)
Total AGCO Corporation stockholders’ equity	2,980.0	2,853.8
Noncontrolling interests	38.0	53.2
Total stockholders’ equity	3,018.0	2,907.0
Total liabilities and stockholders’ equity	$8,504.2	$7,759.7
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss				Noncontrolling Interests	Total Stockholders’ Equity
	Common Stock				Defined Benefit Pension Plans	Cumulative Translation Adjustment	Deferred (Losses) Gains on Derivatives	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance, December 31, 2017	79,553,825	$0.8	$136.6	$4,253.8	$(285.1)	$(1,071.8)	$(4.7)	$(1,361.6)	$65.7	$3,095.3
Net income (loss)	—	—	—	285.5	—	—	—	—	(1.8)	283.7
Payment of dividends to shareholders	—	—	—	(47.1)	—	—	—	—	—	(47.1)
Issuance of restricted stock	12,629	—	0.8	—	—	—	—	—	—	0.8
Issuance of stock awards	75,604	—	(3.1)	—	—	—	—	—	—	(3.1)
SSARs exercised	14,881	—	(0.6)	—	—	—	—	—	—	(0.6)
Stock compensation	—	—	45.5	—	—	—	—	—	—	45.5
Investment by noncontrolling interest	—	—	—	—	—	—	—	—	1.0	1.0
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Purchases and retirement of common stock	(3,120,184)	—	(169.0)	(15.3)	—	—	—	—	—	(184.3)
Adjustment related to the adoption of ASU 2014-09	—	—	—	0.4	—	—	—	—	—	0.4
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	—	—	—	—	(7.0)	—	—	(7.0)	—	(7.0)
Net loss recognized due to settlement	—	—	—	—	0.9	—	—	0.9	—	0.9
Net actuarial loss arising during year	—	—	—	—	(4.2)	—	—	(4.2)	—	(4.2)
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	1.3	—	—	1.3	—	1.3
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	11.7	—	—	11.7	—	11.7
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	6.1	6.1	—	6.1
Change in cumulative translation adjustment	—	—	—	—	—	(202.6)	—	(202.6)	(4.2)	(206.8)
Balance, December 31, 2018	76,536,755	0.8	10.2	4,477.3	(282.4)	(1,274.4)	1.4	(1,555.4)	60.6	2,993.5
Net income (loss)	—	—	—	125.2	—	—	—	—	(2.4)	122.8
Payment of dividends to shareholders	—	—	—	(48.0)	—	—	—	—	—	(48.0)
Issuance of restricted stock	14,105	—	1.0	—	—	—	—	—	—	1.0
Issuance of stock awards	608,444	—	(13.3)	(9.7)	—	—	—	—	—	(23.0)
SSARs exercised	106,514	—	(3.1)	(1.7)	—	—	—	—	—	(4.8)
Stock compensation	—	—	40.3	—	—	—	—	—	—	40.3
Investment by noncontrolling interests	—	—	—	—	—	—	—	—	2.0	2.0
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Changes in noncontrolling interest	—	—	—	—	—	—	—	—	(9.1)	(9.1)
Purchases and retirement of common stock	(1,794,256)	—	(30.4)	(99.6)	—	—	—	—	—	(130.0)
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	—	—	—	—	(4.7)	—	—	(4.7)	—	(4.7)
Net loss recognized due to settlement	—	—	—	—	0.6	—	—	0.6	—	0.6
Net actuarial loss arising during year	—	—	—	—	(23.3)	—	—	(23.3)	—	(23.3)
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	1.6	—	—	1.6	—	1.6
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	11.8	—	—	11.8	—	11.8
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	(2.7)	(2.7)	—	(2.7)
Change in cumulative translation adjustment	—	—	—	—	—	(23.1)	—	(23.1)	2.5	(20.6)
Balance, December 31, 2019	75,471,562	0.8	4.7	4,443.5	(296.4)	(1,297.5)	(1.3)	(1,595.2)	53.2	2,907.0
Net income (loss)	—	—	—	427.1	—	—	—	—	(7.3)	419.8
Payment of dividends to shareholders	—	—	—	(48.0)	—	—	—	—	—	(48.0)
Issuance of restricted stock	19,862	—	1.1	—	—	—	—	—	—	1.1
Issuance of stock awards	374,212	—	(7.3)	(8.4)	—	—	—	—	—	(15.7)
SSARs exercised	66,736	—	(4.1)	(0.1)	—	—	—	—	—	(4.2)
Stock compensation	—	—	39.9	(3.4)	—	—	—	—	—	36.5
Investment by noncontrolling interests	—	—	—	—	—	—	—	—	0.2	0.2
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(3.3)	(3.3)
Changes in noncontrolling interest	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Purchases and retirement of common stock	(970,141)	—	(3.4)	(51.6)	—	—	—	—	—	(55.0)
Defined benefit pension plans, net of taxes:
Prior service credit arising during year	—	—	—	—	0.3	—	—	0.3	—	0.3
Net loss recognized due to settlement	—	—	—	—	0.3	—	—	0.3	—	0.3
Net actuarial loss arising during year	—	—	—	—	(32.7)	—	—	(32.7)	—	(32.7)
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	2.1	—	—	2.1	—	2.1
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	13.1	—	—	13.1	—	13.1
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	(1.2)	(1.2)	—	(1.2)
Change in cumulative translation adjustment	—	—	—	—	—	(197.5)	—	(197.5)	(4.3)	(201.8)
Balance, December 31, 2020	74,962,231	$0.8	$30.9	$4,759.1	$(313.3)	$(1,495.0)	$(2.5)	$(1,810.8)	$38.0	$3,018.0
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$419.8	$122.8	$283.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	212.5	210.9	225.2
Impairment charges	20.0	176.6	—
Amortization of intangibles	59.5	61.1	64.7
Stock compensation expense	37.6	41.3	46.3
Equity in net earnings of affiliates, net of cash received	(43.7)	—	(3.2)
Deferred income tax provision (benefit)	3.4	15.1	(14.7)
Loss on extinguishment of debt	—	—	24.5
Other	(7.4)	6.9	2.6
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(90.5)	63.8	63.3
Inventories, net	119.7	(216.3)	(214.3)
Other current and noncurrent assets	(49.8)	(14.4)	(85.6)
Accounts payable	(59.1)	35.7	(24.3)
Accrued expenses	185.3	114.5	161.3
Other current and noncurrent liabilities	89.2	77.9	66.4
Total adjustments	476.7	573.1	312.2
Net cash provided by operating activities	896.5	695.9	595.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(269.9)	(273.4)	(203.3)
Proceeds from sale of property, plant and equipment	1.9	4.9	3.2
Purchase of businesses, net of cash acquired	(2.8)	—	—
Sale of (investments in) unconsolidated affiliates, net	29.1	(3.1)	(5.8)
Other	—	—	0.4
Net cash used in investing activities	(241.7)	(271.6)	(205.5)
Cash flows from financing activities:
Proceeds from indebtedness	1,195.6	2,082.7	5,257.5
Repayments of indebtedness	(1,045.6)	(2,191.1)	(5,433.6)
Purchases and retirement of common stock	(55.0)	(130.0)	(184.3)
Payment of dividends to stockholders	(48.0)	(48.0)	(47.1)
Payment of minimum tax withholdings on stock compensation	(19.8)	(28.1)	(4.0)
Payment of debt issuance costs	(1.4)	(0.5)	(2.7)
(Distributions to) investments by noncontrolling interests, net	(3.1)	1.6	0.9
Net cash provided by (used in) financing activities	22.7	(313.4)	(413.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8.8	(4.2)	(18.7)
Increase (decrease) in cash, cash equivalents and restricted cash	686.3	106.7	(41.6)
Cash, cash equivalents and restricted cash, beginning of year	432.8	326.1	367.7
Cash, cash equivalents and restricted cash, end of year	$1,119.1	$432.8	$326.1
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Operations and Summary of Significant Accounting Policies

Business

    AGCO Corporation and subsidiaries (“AGCO” or the “Company”) is a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. The Company sells a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment, seeding and tillage equipment, implements, and grain storage and protein production systems. The Company’s products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names including: Challenger®, Fendt®, GSI®, Massey Ferguson® and Valtra®. The Company distributes most of its products through a combination of approximately 3,250 independent dealers and distributors as well as the Company utilizes associates and licensees to provide a distribution channel for its products. In addition, the Company provides retail financing through its finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., or “Rabobank.”

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

    The Company cannot predict the ongoing impact of the COVID-19 pandemic due to increased volatility in global economic and political environments, uncertain market demand for its products, supply chain disruptions, possible workforce unavailability, exchange rate and commodity and protein price volatility and availability of financing, and their impact to the Company’s net sales, production volumes, costs and overall financial condition and available funding. The Company may be required to record significant impairment charges in the future with respect to noncurrent assets such as goodwill and other intangible assets and equity method investments, whose fair values may be negatively affected by the COVID-19 pandemic. The Company also may be required to write-down obsolete inventory due to decreased customer demand and sales orders. The Company is closely monitoring the collection of accounts receivable, as well as the operating results of its finance joint ventures around the world. If economic conditions around the world continue to deteriorate, the Company and its finance joint ventures may not collect accounts receivable at expected levels, and the operating results of its finance joint ventures may be negatively impacted, thus negatively impacting the Company’s results of operations and financial condition. The Company also is closely assessing its compliance with debt covenants, the recognition of any future insurance recoveries, cash flow hedging forecasts as compared to actual transactions, the fair value of pension assets, accounting for incentive and stock compensation accruals, revenue recognition and discount reserve setting as well as the realization of deferred tax assets in light of the COVID-19 pandemic.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Cash, Cash Equivalents and Restricted Cash

    Cash and cash equivalents reported in the Consolidated Balance Sheets as of December 31, 2020, 2019 and 2018 and cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018 are as follows (in millions):

	December 31, 2020	December 31, 2019	December 31, 2018
Cash(1)	$1,022.0	$412.3	$290.5
Cash equivalents(2)	89.7	17.3	35.6
Restricted cash(3)	7.4	3.2	—
Total	$1,119.1	$432.8	$326.1
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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

    Sales of grain storage and protein production systems both in the United States and in other countries generally are payable within 30 days of shipment. In certain countries, sales of such systems for which the Company is responsible for construction or installation may be contingent upon customer acceptance. Payment terms vary by market and product, with fixed payment schedules on all sales. When sales of installation services occur, fixed payment schedules may include upfront deposits, progress payments and final payment upon customer acceptance.

    The following summarizes by geographic region, as a percentage of the Company’s consolidated net sales, amounts with maximum interest-free periods as presented below (in millions):

Year Ended December 31, 2020	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
0 to 6 months	$1,506.5	$873.8	$5,361.4	$734.0	$8,475.7	92.6%
7 to 12 months	645.0	—	5.5	—	650.5	7.1%
13 to 24 months	23.5	—	—	—	23.5	0.3%
	$2,175.0	$873.8	$5,366.9	$734.0	$9,149.7	100.0%

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Accounts and notes receivable are shown net of allowances for sales incentive discounts available to dealers and for doubtful accounts. Cash flows related to the collection of receivables are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows. Accounts and notes receivable allowances at December 31, 2020 and 2019 were as follows (in millions):

	2020	2019
Sales incentive discounts	$12.9	$25.7
Doubtful accounts	36.4	28.8
	$49.3	$54.5

    The Company accounts for its provision for doubtful accounts in accordance with ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”).

    In the United States and Canada, sales incentives can be paid through future cash settlements of receivables and through credit memos to Company’s dealers or through reductions in retail financing rates paid to the Company’s finance joint ventures. Outside of the United States and Canada, sales incentives can be paid through cash or credit memos to the Company’s dealers or through reductions in retail financing rates paid to the Company’s finance joint ventures. The Company transfers certain accounts receivable under its accounts receivable sales agreements with its finance joint ventures (see Note 3). The Company records such transfers as sales of accounts receivable when it is considered to have surrendered control of such receivables under the provisions of Accounting Standards Update (“ASU”) 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” Cash payments made to the Company’s finance joint ventures for sales incentive discounts provided to dealers related to outstanding accounts receivables sold are recorded within “Accrued expenses.”

Inventories

    Inventories are valued at the lower of cost or net realizable value, using the first-in, first-out method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At December 31, 2020 and 2019, the Company had recorded $209.2 million and $178.6 million, respectively, as an adjustment for surplus and obsolete inventories. These adjustments are reflected within “Inventories, net” within the Company’s Consolidated Balance Sheets.

    Inventories, net at December 31, 2020 and 2019 were as follows (in millions):

	2020	2019
Finished goods	$641.3	$780.1
Repair and replacement parts	652.3	611.5
Work in process	175.1	213.4
Raw materials	505.7	473.7
Inventories, net	$1,974.4	$2,078.7

    Cash flows related to the sale of inventories are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows.

    Recoverable Indirect Taxes

    The Company’s Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from the Company’s sales in the Brazilian market. The Company regularly assesses the recoverability of these tax credits, and establishes reserves when necessary against them, through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from the Company’s ongoing operations. The Company believes that these tax credits, net of established reserves, are realizable. The Company had recorded approximately $91.2 million and $142.3 million, respectively, of VAT tax credits, net of reserves, as of December 31, 2020 and 2019.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Property, Plant and Equipment

    Property, plant and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of ten to 40 years for buildings and improvements, three to 15 years for machinery and equipment and three to ten years for furniture and fixtures. Expenditures for maintenance and repairs are primarily charged to expense as incurred.

    Property, plant and equipment, net at December 31, 2020 and 2019 consisted of the following (in millions):

	2020	2019
Land	$147.2	$142.5
Buildings and improvements	899.7	808.1
Machinery and equipment	2,772.0	2,522.0
Furniture and fixtures	168.0	153.4
Gross property, plant and equipment	3,986.9	3,626.0
Accumulated depreciation and amortization	(2,478.4)	(2,209.7)
Property, plant and equipment, net	$1,508.5	$1,416.3

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

    Goodwill is evaluated annually as of October 1 for impairment using a qualitative assessment or a quantitative one-step assessment. If the Company elects to perform a qualitative assessment and determines the fair value of its reporting units more likely than not exceed the carrying value of their net assets, no further evaluation is necessary. For reporting units where the Company performs a one-step quantitative assessment, the Company compares the fair value of each reporting unit, which is determined based on a combination of a discounted cash flow valuation approach and a market multiple valuation approach, to its respective carrying value of net assets, including goodwill. If the fair value of the reporting unit exceeds its carrying value of net assets, the goodwill is not considered impaired. If the carrying value of net assets is higher than the fair value of the reporting unit, an impairment charge is recorded in the amount by which the carrying value exceeds the reporting unit’s fair value in accordance with ASU 2017-04.

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

    The COVID-19 pandemic has adversely impacted the global economy as a whole. Based on current macroeconomic conditions, the Company assessed its goodwill and other intangible assets for indications of impairment as of March 31, 2020, June 30, 2020 and September 30, 2020. As of June 30,2020, the Company concluded there were indicators of impairment during the three months ended June 30, 2020 related to one of its smaller reporting units, which is a 50%-owned tillage and seeding equipment joint venture. The Company consolidates the reporting unit as it was determined to be the primary beneficiary of the joint venture. Deteriorating market conditions for the products the joint venture sells were negatively impacted by the COVID-19 pandemic in the second quarter, greater than initially expected. As a result, updated strategic reviews with revised forecasts indicated an impairment of the entire goodwill balance of this reporting unit was necessary as

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of June 30, 2020. During the three months ended June 30, 2020, an impairment charge of approximately $20.0 million was recorded as “Impairment charge” within the Company’s Consolidated Statements of Operations, with an offsetting benefit of approximately $10.0 million included within “Net loss attributable to noncontrolling interests.”

    The Company’s goodwill impairment analysis conducted as of October 1, 2020 indicated that no other indicators of impairment existed and no reduction in the carrying amount of goodwill and long-lived assets was required related to the Company’s other reporting units.

    The Company’s goodwill impairment analysis conducted as of October 1, 2019, indicated that the carrying value of the net assets of the Company’s grain storage and protein production systems operations in Europe/Middle East was in excess of the fair value of the reporting unit, and therefore, the Company recorded a non-cash impairment charge of approximately $173.6 million within “Impairment charges” in the Company’s Consolidated Statements of Operations.

    During the three months ended December 31, 2019, the Company also recorded a non-cash impairment charge of approximately $3.0 million within “Impairment charge” in the Company’s Consolidated Statements of Operations. The impairment charge related to certain long-lived assets associated with the Company’s grain storage and protein production systems operations within North America, due to the discontinuation of a certain brand name and related product, and customers.

    The results of the Company’s goodwill and long-lived assets impairment analyses conducted as of October 1, 2018 indicated that no reduction in the carrying amount of the Company’s goodwill and long-lived assets was required.

    The Company’s accumulated goodwill impairment is approximately $374.1 million related to impairment charges the Company recorded during 2020, 2019, 2012 and 2006 pertaining to its 50%-owned tillage and seeding equipment joint venture, its grain storage and protein production systems business in Europe/Middle East, its Chinese harvesting reporting unit and its former sprayer reporting unit, respectively. The tillage and seeding equipment joint venture operates within the North American geographical reportable segment. The Company’s grain storage and protein production systems Europe/Middle East reporting unit operates within the Europe/Middle East geographical reportable segment. The Chinese harvesting business operates within the Asia/Pacific/Africa geographical reportable segment and the former sprayer reporting unit operates within the North American geographical reportable segment.

    Changes in the carrying amount of goodwill during the years ended December 31, 2020, 2019 and 2018 are summarized as follows (in millions):

	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
Balance as of December 31, 2017	$611.1	$136.4	$671.0	$122.9	$1,541.4
Adjustments	—	—	8.4	—	8.4
Foreign currency translation	—	(19.7)	(29.8)	(4.8)	(54.3)
Balance as of December 31, 2018	611.1	116.7	649.6	118.1	1,495.5
Impairment charge	—	—	(173.6)	—	(173.6)
Sale of a joint venture	(5.1)	—	—	—	(5.1)
Foreign currency translation	—	(4.5)	(12.7)	(1.3)	(18.5)
Balance as of December 31, 2019	606.0	112.2	463.3	116.8	1,298.3
Foreign currency translation	0.2	(24.7)	38.0	7.5	21.0
Impairment charge	(20.0)	—	—	—	(20.0)
Acquisition	7.2	—	—	—	7.2
Balance as of December 31, 2020	$593.4	$87.5	$501.3	$124.3	$1,306.5

    On September 10, 2020, the Company acquired 151 Research, Inc., a company specializing in agricultural technology, for approximately $2.8 million. The Company agreed to further contingent consideration related to the acquisition, and therefore recorded a liability of approximately $4.4 million to reflect estimated achievement of agreed upon targets. The acquisition did not have a material impact on the Company.

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

    For the years ended December 31, 2020, 2019 and 2018, acquired intangible asset amortization was $59.5 million, $61.1 million and $64.7 million, respectively. The Company estimates amortization of existing intangible assets will be $57.8 million in 2021, $57.5 million in 2022, $55.4 million in 2023, $54.0 million in 2024, and $49.8 million in 2025.

    The Company has previously determined that two of its trademarks have an indefinite useful life. The Massey Ferguson trademark has been in existence since 1952 and was formed from the merger of Massey-Harris (established in the 1890’s) and Ferguson (established in the 1930’s). The Massey Ferguson brand is currently sold in approximately 110 countries worldwide, making it one of the most widely sold tractor brands in the world. The Company also has identified the Valtra trademark as an indefinite-lived asset. The Valtra trademark has been in existence since the late 1990’s, but is a derivative of the Valmet trademark which has been in existence since 1951. The Valmet name transitioned to the Valtra name over a period of time in the marketplace. The Valtra brand is currently sold in over 70 countries around the world. Both the Massey Ferguson brand and the Valtra brand are primary product lines of the Company’s business, and the Company plans to use these trademarks for an indefinite period of time. The Company plans to continue to make investments in product development to enhance the value of these brands into the future. There are no legal, regulatory, contractual, competitive, economic or other factors that the Company is aware of or that the Company believes would limit the useful lives of the trademarks. The Massey Ferguson and Valtra trademark registrations can be renewed at a nominal cost in the countries in which the Company operates.

    Changes in the carrying amount of acquired intangible assets during 2020 and 2019 are summarized as follows (in millions):

	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2018	$203.4	$586.3	$155.8	$8.6	$954.1
Sale of a joint venture	(1.3)	(2.9)	(1.9)	—	(6.1)
Impairment charge	(1.1)	(0.8)	(1.1)	—	(3.0)
Foreign currency translation	(1.7)	(3.6)	(1.7)	(0.1)	(7.1)
Balance as of December 31, 2019	199.3	579.0	151.1	8.5	937.9
Foreign currency translation	6.7	6.4	6.9	0.6	20.6
Balance as of December 31, 2020	$206.0	$585.4	$158.0	$9.1	$958.5

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Amortization	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Land Use Rights	Total
Balance as of December 31, 2018	$73.4	$310.8	$80.7	$3.0	$467.9
Amortization expense	11.0	40.1	9.9	0.1	61.1
Sale of a joint venture	(0.5)	(1.2)	(0.7)	—	(2.4)
Foreign currency translation	(0.6)	(2.3)	(1.2)	—	(4.1)
Balance as of December 31, 2019	83.3	347.4	88.7	3.1	522.5
Amortization expense	10.1	39.9	9.4	0.1	59.5
Foreign currency translation	2.0	3.0	5.1	0.2	10.3
Balance as of December 31, 2020	$95.4	$390.3	$103.2	$3.4	$592.3

Indefinite-Lived Intangible Assets	Trademarks and Trade Names
Balance as of December 31, 2018	$86.9
Foreign currency translation	(0.6)
Balance as of December 31, 2019	86.3
Foreign currency translation	3.1
Balance as of December 31, 2020	$89.4

Accrued Expenses

    Accrued expenses at December 31, 2020 and 2019 consisted of the following (in millions):

	2020	2019
Reserve for volume discounts and sales incentives	$582.9	$580.4
Warranty reserves	431.6	331.9
Accrued employee compensation and benefits	329.2	290.8
Accrued taxes	249.6	170.3
Other	323.4	280.8
	$1,916.7	$1,654.2

Warranty Reserves

    The warranty reserve activity for the years ended December 31, 2020, 2019 and 2018 consisted of the following (in millions):

	2020	2019	2018
Balance at beginning of the year	$392.8	$360.9	$316.0
Acquisitions	0.2	—	—
Accruals for warranties issued during the year	310.2	234.1	230.5
Settlements made (in cash or in kind) during the year	(204.3)	(198.7)	(174.7)
Foreign currency translation	22.9	(3.5)	(10.9)
Balance at the end of the year	$521.8	$392.8	$360.9

    The Company’s agricultural equipment products generally are under warranty against defects in materials and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $90.2 million and $60.9 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Revenue

    The Company accounts for revenue recognition pursuant to ASU 2014-09, “Revenue from Contracts with Customers.” Revenue is recognized when the Company satisfies the performance obligation by transferring control over goods or services to a dealer, distributor or other customer. The amount of revenue recognized is measured as the consideration the Company expects to receive in exchange for those goods or services pursuant to a contract with the customer. A contract exists once the Company receives and accepts a purchase order under a dealer sales agreement, or once the Company enters into a contract with an end user. The Company does not recognize revenue in cases where collectability is not probable, and defers the recognition until collection is probable or payment is received.

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

    As afforded under the practical expedient in ASU 2014-09, the Company does not adjust the amount of revenue to be recognized under a contract with a dealer, distributor or other customer for the time value of money when the difference between the receipt of payment and the recognition of revenue is less than one year.

    Although, substantially all revenue is recognized at a point in time, a relatively insignificant amount of installation revenue associated with the sale of grain storage and protein production systems is recognized on an “over time” basis as discussed below. The Company also recognizes revenue “over time” with respect to extended warranty and maintenance contracts and certain precision technology services. Generally, almost all of the grain storage and protein production systems contracts with customers that relate to “over time” revenue recognition have contract durations of less than 12 months.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Extended warranty, maintenance services contracts and certain precision technology services generally have contract durations of more than 12 months.

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

    Extended Warranty Contracts. The Company sells separately priced extended warranty contracts and maintenance contracts, which extends coverage beyond the base warranty period, or covers maintenance over a specified period. Revenue is recognized for the extended warranty contract on a straight-line basis, which the Company believes approximates the costs expected to be incurred in satisfying the obligations, over the extended warranty period. The extended warranty period ranges from one to five years. Payment is received or revenue is deferred for free contracts at the inception of the extended warranty contract or maintenance contract, which is recognized as a contract liability for the amount in excess of the revenue recognized. The revenue associated with the sale of extended warranty contracts is insignificant.

    Precision Technology Services Revenue. The Company sells a combination of precision technology products and services. When the bundled package of technology products and services is sold, the portion of the consideration received related to the services component is recognized over time as the Company satisfies the future performance obligation. Revenue is recognized for the hardware component when control is transferred to the dealer or distributor. Payment is received or revenue is deferred for free subscriptions at inception of the precision technology subscription period, which is recognized as a contract liability for the amount in excess of the revenue recognized. The revenue associated with the sale of precision technology services is insignificant.

    See Note 15 for additional information regarding the Company’s sources of revenue and associated contract liabilities and performance obligations.

Stock Incentive Plans

    Stock compensation expense was recorded as follows (in millions). Refer to Note 9 for additional information regarding the Company’s stock incentive plans during 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
Cost of goods sold	$1.1	$1.7	$2.3
Selling, general and administrative expenses	36.8	40.0	44.3
Total stock compensation expense	$37.9	$41.7	$46.6

Research and Development Expenses

    Research and development expenses are expensed as incurred and are included in engineering expenses in the Company’s Consolidated Statements of Operations.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Advertising Costs

    The Company expenses all advertising costs as incurred. Cooperative advertising costs normally are expensed at the time the revenue is earned. Advertising expenses for the years ended December 31, 2020, 2019 and 2018 totaled approximately $45.3 million, $42.3 million and $42.4 million, respectively.

Shipping and Handling Expenses

    All shipping and handling fees charged to customers are included as a component of net sales, and are associated with freight activities after the customer has obtained control. Shipping and handling costs are accounted for as fulfillment costs and are expensed and accrued at the time revenue is recognized within “Cost of goods sold,” with the exception of certain handling costs included in “Selling, general and administrative expenses” in the amount of $38.0 million, $38.9 million and $37.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Interest Expense, Net

    Interest expense, net for the years ended December 31, 2020, 2019 and 2018 consisted of the following (in millions):

	2020	2019	2018
Interest expense	$24.9	$28.8	$61.9
Interest income	(9.9)	(8.9)	(8.1)
	$15.0	$19.9	$53.8

    During 2018, the Company repurchased its 5 7/8% senior notes due December 1, 2021, and as a result, recorded approximately $24.5 million in a loss on extinguishment of debt reflected in “Interest expense, net.” This was offset by approximately $4.7 million of accelerated amortization of a deferred gain related to a terminated interest rate swap agreement associated with the senior notes. Refer to Note 6 for further information.

Income Taxes

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 5 for additional information regarding the Company’s income taxes.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    A reconciliation of net income attributable to AGCO Corporation and subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share during the years ended December 31, 2020, 2019 and 2018 is as follows (in millions, except per share data):

	2020	2019	2018
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$427.1	$125.2	$285.5
Weighted average number of common shares outstanding	75.0	76.2	78.8
Basic net income per share attributable to AGCO Corporation and subsidiaries	$5.69	$1.64	$3.62
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$427.1	$125.2	$285.5
Weighted average number of common shares outstanding	75.0	76.2	78.8
Dilutive SSARs, performance share awards and restricted stock units	0.6	0.8	0.9
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	75.6	77.0	79.7
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$5.65	$1.63	$3.58

    SSARs to purchase approximately 0.3 million shares, 0.2 million shares and 0.5 million shares of the Company’s common stock for the years ended December 31, 2020, 2019 and 2018, respectively, were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

Comprehensive Income (Loss)

    The Company reports comprehensive income (loss), defined as the total of net in come (loss) and all other non-owner changes in equity, and the components thereof in its Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Comprehensive Income (Loss). The components of other comprehensive (loss) income and the related tax effects for the years ended December 31, 2020, 2019 and 2018 are as follows (in millions):

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2020			2020
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$(19.3)	$2.4	$(16.9)	$—
Net loss on derivatives	(1.5)	0.3	(1.2)	—
Foreign currency translation adjustments	(197.5)	—	(197.5)	(4.3)
Total components of other comprehensive loss	$(218.3)	$2.7	$(215.6)	$(4.3)

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2019			2019
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$(13.4)	$(0.6)	$(14.0)	$—
Net loss on derivatives	(3.1)	0.4	(2.7)	—
Foreign currency translation adjustments	(23.1)	—	(23.1)	2.5
Total components of other comprehensive loss	$(39.6)	$(0.2)	$(39.8)	$2.5

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2018			2018
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$0.8	$1.9	$2.7	$—
Net gain on derivatives	7.6	(1.5)	6.1	—
Foreign currency translation adjustments	(202.6)	—	(202.6)	(4.2)
Total components of other comprehensive income	$(194.2)	$0.4	$(193.8)	$(4.2)

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

    The Company’s gross profit is sensitive to the cost of steel and other raw materials. From time to time, the Company enters into derivative instruments to hedge a portion of its commodity purchases against adverse movements in commodity prices.

    The Company’s hedging policy prohibits it from entering into any foreign currency contracts for speculative trading purposes. See Note 10 for additional information regarding the Company’s derivative instruments and hedging activities.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements

    In June 2016, the FASB issued ASU 2016-13, which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods as the adoption of the standard relates to the Company. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”), which provides, among other things, targeted improvements to certain aspects of accounting for credit losses addressed by ASU 2016-13. In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326), Financial Instruments - Credit Losses,” which clarifies the treatment of expected recoveries for amounts previously written-off on purchased receivables, provides transition relief for troubled debt restructurings and allows for certain disclosure simplifications of accrued interest. The effective dates for both ASU 2019-04 and ASU 2019-11 were the same as the effective dates for ASU 2016-13. The Company adopted this standard, and its subsequent modifications, as of January 1, 2020. The adoption did not have a material impact to the Company’s results of operations, financial condition and cash flows.

    The Company also adopted the following pronouncements, none of which had a material impact to the Company’s results of operations, financial condition and cash flows.
•ASU 2020-04 – “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” was adopted in 2020. See Note 6 for additional information.
•ASU 2018-15 – “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” was adopted in 2020.
•ASU 2019-12 – “Simplifying the Accounting for Income Taxes” was adopted as of January 1, 2021.

New Accounting Pronouncements to be Adopted

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.    Restructuring Expenses

    The Company has announced and initiated actions over the course of several years to rationalize employee headcount at various manufacturing facilities and various administrative offices located in Europe, South America, Africa, China and the United States, as well as the rationalization of its grain storage and protein production system operations. These rationalizations were taken to reduce costs in response to softening global market demand and lower production volumes. During 2020, the Company recorded severance and related costs associated with these rationalizations in connection with the termination of approximately 350 employees.

    The components of the restructuring expenses are summarized as follows (in millions):

	Employee Severance	Facility Closure Costs	Write-down of Property, Plant and Equipment	Other Related Closure Costs	Loss on Sale of Joint Venture	Total
Balance as of December 31, 2017	$10.9	$—	$—	$—	$—	$10.9
2018 provision	13.8	—	0.3	—	—	14.1
Less: Non-cash expense	—	—	(0.3)	—	—	(0.3)
Cash expense	13.8	—	—	—	—	13.8
2018 provision reversal	(2.1)	—	—	—	—	(2.1)
2018 cash activity	(14.4)	—	—	—	—	(14.4)
Foreign currency translation	(1.1)	—	—	—	—	(1.1)
Balance as of December 31, 2018	7.1	—	—	—	—	7.1
2019 provision	5.6	0.5	1.5	—	2.1	9.7
Less: Non-cash expense	—	—	(1.5)	—	(2.1)	(3.6)
Cash expense	5.6	0.5	—	—	—	6.1
2019 provision reversal	(0.7)	—	—	—	—	(0.7)
2019 cash activity	(6.8)	(0.5)	—	—	—	(7.3)
Foreign currency translation	(0.4)	—	—	—	—	(0.4)
Balance as of December 31, 2019	4.8	—	—	—	—	4.8
2020 provision	11.3	4.5	2.5	1.8	—	20.1
Less: Non-cash expense	—	—	(2.5)	—	—	(2.5)
Cash expense	11.3	4.5	—	1.8	—	17.6
2020 provision reversal	(0.4)	—	—	—	—	(0.4)
2020 cash activity	(4.5)	(0.6)	—	—	—	(5.1)
Foreign currency translation	(0.1)	—	—	—	—	(0.1)
Balance as of December 31, 2020	$11.1	$3.9	$—	$1.8	$—	$16.8

    During the three months ended December 31, 2019, the Company exited and sold its 50% interest in its USC, LLC joint venture to its joint venture partner for approximately $5.1 million. The operations of the joint venture were part of the Company's grain storage and production system operations, and the decision to sell the joint venture was as a result of the overall rationalization of the business. The Company recorded a loss of approximately $2.1 million associated with the sale, which was reflected within “Restructuring expenses” in the Company’s Consolidated Statements of Operations.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.    Accounts Receivable Sales Agreements

    The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. As of December 31, 2020 and 2019, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.5 billion and $1.6 billion, respectively.

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

    Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Consolidated Statements of Operations, were approximately $24.1 million, $42.4 million and $36.0 million during 2020, 2019 and 2018, respectively.

    The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of December 31, 2020 and 2019, these finance joint ventures had approximately $85.2 million and $104.3 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

    In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

4.    Investments in Affiliates

    Investments in affiliates as of December 31, 2020 and 2019 were as follows (in millions):

	2020	2019
Finance joint ventures	$395.3	$339.0
Manufacturing joint ventures	31.8	26.8
Other affiliates	15.6	14.4
	$442.7	$380.2

    The Company's finance joint ventures provide retail financing and wholesale financing to its dealers. The majority of the assets of the Company’s finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies. AGCO has a 49% interest in the Company’s finance joint ventures (Note 13).

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The Company’s equity in net earnings of affiliates for the years ended December 31, 2020, 2019 and 2018 were as follows (in millions):

	2020	2019	2018
Finance joint ventures	$45.0	$41.5	$34.7
Manufacturing and other joint ventures	0.5	1.0	(0.4)
	$45.5	$42.5	$34.3

    Summarized combined financial information of the Company’s finance joint ventures as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 were as follows (in millions):

	As of December 31,
	2020	2019
Total assets	$8,033.4	$7,773.7
Total liabilities	7,226.7	7,081.9
Partners’ equity	806.7	691.8

	For the Years Ended December 31,
	2020	2019	2018
Revenues	$402.2	$417.6	$390.8
Costs	274.0	299.9	286.7
Income before income taxes	$128.2	$117.7	$104.1

    At December 31, 2020 and 2019, the Company’s receivables from affiliates were approximately $47.5 million and $15.2 million, respectively. The receivables from affiliates are reflected within “Accounts and notes receivable, net” within the Company’s Consolidated Balance Sheets.

    The portion of the Company’s retained earnings balance that represents undistributed retained earnings of equity method investees was approximately $375.5 million and $310.8 million as of December 31, 2020 and 2019, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.    Income Taxes

    The sources of income before income taxes and equity in net earnings of affiliates were as follows for the years ended December 31, 2020, 2019 and 2018 (in millions):

	2020	2019	2018
United States	$(73.4)	$(53.1)	$(126.0)
Foreign	635.4	314.2	486.3
Income before income taxes and equity in net earnings of affiliates	$562.0	$261.1	$360.3

    The provision for income taxes by location of the taxing jurisdiction for the years ended December 31, 2020, 2019 and 2018 consisted of the following (in millions):

	2020	2019	2018
Current:
United States:
Federal	$1.0	$(6.5)	$(9.1)
State	3.1	2.1	1.2
Foreign	180.2	170.1	133.5
	184.3	165.7	125.6
Deferred:
United States:
Federal	1.3	1.3	—
State	—	—	—
Foreign	2.1	13.8	(14.7)
	3.4	15.1	(14.7)
	$187.7	$180.8	$110.9

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

    Swiss tax reform was enacted during 2019 and eliminated certain preferential tax items as well as implemented new tax rates at both the federal and cantonal levels. During the three months ended December 31, 2019, the Company recognized a one-time income tax gain of approximately $21.8 million associated with the changing of Swiss federal and cantonal tax rates as well as recognition of a deferred tax asset associated with the estimated value of a tax basis step-up of the Company’s Swiss subsidiary’s assets.

    On December 22, 2017, The Tax Cuts and Jobs Act (“the 2017 Tax Act”) was enacted in the United States. The primary provisions of the 2017 Tax Act affecting the Company in 2018 were a reduction to the corporate tax rate from 35% to 21%, and a transition from a worldwide corporate tax system to a primarily territorial tax system. Beginning in 2018, the Company was also subject to additional provisions of the 2017 Tax Act. The main provisions include a tax on global intangible low-taxed income (“GILTI”) and a limitation on the deductibility of certain executive compensation. The combined effect of these and other provisions did not have a material effect on the Company’s provision for income taxes in 2020 or 2019. During the three months ended December 31, 2018, the Company finalized its calculations related to the 2017 Tax Act’s one-time transition tax associated with the mandatory deemed repatriation of unremitted foreign earnings, and recorded an income tax benefit of approximately $8.4 million.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    A reconciliation of income taxes computed at the United States federal statutory income tax rate (21% for 2020, 2019, and 2018 (from 35% for 2017)) to the provision for income taxes reflected in the Company’s Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018 is as follows (in millions):

	2020	2019	2018
Provision for income taxes at United States federal statutory rate	$118.0	$54.8	$75.7
State and local income taxes, net of federal income tax effects	(3.5)	(2.5)	(6.0)
Taxes on foreign income which differ from the United States statutory rate	13.9	6.7	(0.3)
Tax effect of permanent differences	13.4	63.9	26.7
Change in valuation allowance	16.3	84.6	24.6
Change in tax contingency reserves	37.2	3.2	8.5
Research and development tax credits	(9.0)	(7.1)	(8.5)
Impacts related to changes in tax laws	—	(21.8)	(8.4)
Other	1.4	(1.0)	(1.4)
	$187.7	$180.8	$110.9

    The significant components of the deferred tax assets and liabilities at December 31, 2020 and 2019 were as follows (in millions):

	2020	2019
Deferred Tax Assets:
Net operating loss carryforwards	$62.9	$72.0
Sales incentive discounts	50.8	61.9
Inventory valuation reserves	35.9	41.1
Pensions and postretirement health care benefits	55.8	51.6
Warranty and other reserves	126.3	128.5
Research and development tax credits	12.9	17.3
Foreign tax credits	5.9	6.4
Other	10.4	17.2
Total gross deferred tax assets	360.9	396.0
Valuation allowance	(181.0)	(169.1)
Total deferred tax assets	179.9	226.9
Deferred Tax Liabilities:
Tax over book depreciation and amortization	167.5	164.3
Investment in affiliates	33.1	50.3
Other	14.1	25.5
Total deferred tax liabilities	214.7	240.1
Net deferred tax liabilities	$(34.8)	$(13.2)
Amounts recognized in Consolidated Balance Sheets:
Deferred tax assets - noncurrent	$77.6	$93.8
Deferred tax liabilities - noncurrent	(112.4)	(107.0)
	$(34.8)	$(13.2)

    As reflected in the preceding table, the Company recorded a net deferred tax liability of $34.8 million and $13.2 million as of December 31, 2020 and December 31, 2019, respectively, and had a valuation allowance against its gross deferred tax assets of approximately $181.0 million and $169.1 million as of December 31, 2020 and 2019, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

    The Company had net operating loss carryforwards of $219.7 million as of December 31, 2020, with expiration dates as follows: 2021 - $24.0 million; 2022 - $15.0 million; 2023 - $46.7 million and thereafter or unlimited - $134.0 million. The net operating loss carryforwards of $219.7 million are entirely in tax jurisdictions outside of the United States. The Company does not have any material U.S. state net operating loss carryforwards.

    The Company paid income taxes of $181.4 million, $144.4 million and $101.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

    The Company recognizes income tax benefits from uncertain tax positions only when there is a more than 50% likelihood that the tax positions will be sustained upon examination by the taxing authorities based on the technical merits of the positions. At December 31, 2020 and 2019, the Company had $227.9 million and $210.7 million, respectively, of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. At December 31, 2020 and 2019, the Company had approximately $57.1 million and $51.0 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrued approximately $7.1 million and $1.8 million of interest and penalties related to unrecognized tax benefits in its provision for income taxes during 2020 and 2019, respectively. At December 31, 2020 and 2019, the Company had accrued interest and penalties related to unrecognized tax benefits of $39.4 million and $28.4 million, respectively.

    A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as of and during the years ended December 31, 2020 and 2019 is as follows (in millions):

	2020	2019
Gross unrecognized income tax benefits at the beginning of the year	$210.7	$166.1
Additions for tax positions of the current year	32.0	32.8
Additions for tax positions of prior years	9.4	20.7
Reductions for tax positions of prior years for:
Changes in judgments	9.1	(4.6)
Settlements during the year	(52.9)	(0.7)
Lapses of applicable statute of limitations	(0.2)	(0.8)
Foreign currency translation and other	19.8	(2.8)
Gross unrecognized income tax benefits at the end of the year	$227.9	$210.7

    The reconciliation of gross unrecognized tax benefits above for 2020 and 2019 excludes certain indirect favorable effects that relate to other tax jurisdictions of approximately $64.1 million and $44.9 million, respectively. The change in certain indirect favorable effects between 2020 and 2019 includes approximately $13.1 million related to additions and reductions for tax positions of current and prior years, changes in judgments and lapses of statutes of limitations.

    The Company and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of December 31, 2020, a number of income tax examinations in foreign jurisdictions, as well as the United States, were ongoing. It is possible that certain of these ongoing examinations may be resolved within 12 months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized income tax benefits balance may materially change within the next 12 months. In certain

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

foreign jurisdictions, there is either statutory expirations or the Company’s settlement expectations such that approximately $57.1 million could be concluded within the next 12 months. Although there are ongoing examinations in various federal and state jurisdictions, the 2017 through 2020 tax years generally remain subject to examination in the United States by applicable authorities. In the Company’s significant foreign jurisdictions, primarily the United Kingdom, France, Germany, Switzerland, Finland and Brazil, the 2015 through 2020 tax years generally remain subject to examination by their respective tax authorities. In Brazil, the Company is contesting disallowed deductions related to amortization of certain goodwill amounts (see Note 11).

6.    Indebtedness

    Long-term debt consisted of the following at December 31, 2020 and 2019 (in millions):

	December 31, 2020	December 31, 2019
Senior term loan due 2022(1)	$184.0	$168.1
Credit facility, expires 2023(1)	277.9	—
1.002% Senior term loan due 2025	306.7	280.2
Senior term loans due between 2021 and 2028(1)	806.0	736.2
Other long-term debt	10.5	12.5
Debt issuance costs	(2.5)	(2.3)
	1,582.6	1,194.7

Less: Senior term loans due 2021, net of debt issuance costs	(323.6)	—
Current portion of other long-term debt	(2.3)	(2.9)
Total long-term indebtedness, less current portion	$1,256.7	$1,191.8
____________________________________
(1) Maturity dates are reflected as of December 31, 2020.

    At December 31, 2020, the aggregate scheduled maturities of long-term debt, excluding the current portion of long-term debt, are as follows (in millions):

2022	$463.5
2023	304.3
2024	2.5
2025	383.8
Thereafter	102.6
$1,256.7

    Cash payments for interest were approximately $23.6 million, $26.3 million and $35.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Current Indebtedness

    Senior Term Loan Due 2022

    In October 2018, the Company entered in a term loan agreement with Rabobank in the amount of €150.0 million (or approximately $184.0 million as of December 31, 2020). The Company is permitted to prepay the term loan before its maturity date of October 28, 2022. Interest is payable on the term loan quarterly in arrears at an annual rate, equal to the EURIBOR plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Credit Facility

    In October 2018, the Company entered into a multi-currency revolving credit facility of $800.0 million. The maturity date of the credit facility is October 17, 2023. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on the Company’s credit rating. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of December 31, 2020 and 2019, the Company had no outstanding borrowings under the revolving credit facility and the ability to borrow approximately $800.0 million under the facility.

    On April 9, 2020, the Company entered into an amendment to its $800.0 million multi-currency revolving credit facility to include incremental term loans (“2020 term loans”) that allow the Company to borrow an aggregate principal amount of €235.0 million and $267.5 million, respectively (or an aggregate of approximately $555.8 million as of December 31, 2020). Amounts can be drawn incrementally at any time prior to maturity, but must be drawn down proportionately. Amounts drawn must be in a minimum principal amount of $100.0 million and integral multiples of $50.0 million in excess thereof. Once amounts have been repaid, those amounts are not permitted to be re-drawn. The maturity date of the 2020 term loans is April 8, 2022. Interest accrues on amounts outstanding under the 2020 term loans, at the Company’s option, at either (1) LIBOR plus a margin based on the Company’s credit rating ranging from 1.125% to 2.125% until April 8, 2021 and ranging from 1.375% to 2.375% thereafter, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin based on the Company’s credit rating ranging from 0.125% to 1.375% until April 8, 2021 and ranging from 0.375% to 1.375% thereafter. The 2020 term loans contain covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. On April 15, 2020, the Company borrowed €117.5 million and $133.8 million (or an aggregate of approximately $277.9 million as of December 31, 2020) of 2020 term loans. The Company simultaneously repaid €100.0 million (or approximately $108.7 million) of its revolving credit facility from the borrowings received. There were no other borrowings on the 2020 term loans subsequent to the initial borrowings in April 2020. As of December 31, 2020, the Company had the ability to borrow approximately $277.9 million of 2020 term loans.

    Interest on U.S. dollar borrowings under the Company’s credit facility is calculated based upon LIBOR. In the event that LIBOR is no longer published, interest will be calculated upon either a base rate or the secured overnight financing rate depending on cost. The credit facility and 2020 term loans also provide for an expedited amendment process once a replacement for LIBOR is established.

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

    1.002% Senior Term Loan

    In December 2018, the Company entered into a term loan with the European Investment Bank (“EIB”), which provided the Company with the ability to borrow up to €250.0 million. The €250.0 million (or approximately $306.7 million as of December 31, 2020) of funding was received on January 25, 2019 with a maturity date of January 24, 2025. The Company is permitted to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears. The term loan contains covenants regarding, among other things, the incurrence of indebtedness and the making of certain payments, as well as commitments regarding amounts of future research and development expenses in

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Europe, and is subject to acceleration in the events of default. The Company also has to fulfill financial covenants with respect to a net leverage ratio and interest coverage ratio.

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

    In aggregate, the Company has indebtedness of €657.0 million (or approximately $806.0 million as of December 31, 2020) through a group of twelve related term loan agreements. Four of the term loan agreements in the aggregate amount of €264.0 million (or approximately $323.60 million net of debt issuance costs, as of December 31, 2020) will mature in August and October 2021. The provisions of the term loan agreements are substantially identical, with the exception of interest rate terms and maturities. The Company is permitted to prepay the term loans before their maturity dates. For the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 0.70% to 2.26% and a maturity date between August 2021 and August 2028. For the term loans with a floating interest rate, interest is payable in arrears on a semi-annual basis, with interest rates based on the EURIBOR plus a margin ranging from 0.70% to 1.25% and a maturity date between August 2021 and August 2025. The term loans contain covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of default.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Short-Term Borrowings

    As of December 31, 2020 and 2019, the Company had short-term borrowings due within one year of approximately $33.8 million and $150.5 million, respectively.

Standby Letters of Credit and Similar Instruments

    The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2020 and 2019, outstanding letters of credit totaled $14.4 million and $13.9 million, respectively.

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

    Net annual pension costs for the years ended December 31, 2020, 2019 and 2018 for the Company’s defined benefit pension plans and ENPP are set forth below (in millions):

Pension benefits	2020	2019	2018
Service cost	$16.2	$15.5	$16.6
Interest cost	16.5	20.7	19.9
Expected return on plan assets	(28.4)	(28.1)	(34.0)
Amortization of net actuarial losses	15.5	14.3	13.8
Amortization of prior service cost	2.1	1.6	1.2
Net loss recognized due to settlement	0.2	0.5	0.9
Net annual pension cost	$22.1	$24.5	$18.4

    The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense, net” in the Company’s Consolidated Statements of Operations.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The weighted average assumptions used to determine the net annual pension costs for the Company’s defined benefit pension plans and ENPP for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
All plans:
Weighted average discount rate	2.0%	2.8%	2.5%
Weighted average expected long-term rate of return on plan assets	4.1%	4.6%	5.4%
Rate of increase in future compensation	1.8%-5.0%	1.8%-5.0%	1.8%-5.0%
U.S.-based plans:
Weighted average discount rate	3.45%	4.35%	3.70%
Weighted average expected long-term rate of return on plan assets(1)	5.0%	5.5%	6.0%
Rate of increase in future compensation(2)	5.0%	5.0%	5.0%
___________________________________
(1)    Applicable for U.S. funded, qualified plans.
(2)    Applicable for U.S. unfunded, nonqualified plan.

    For the Company’s Swiss cash balance plan, the interest crediting rate of 1.0% for both 2020 and 2019 was set equal to the current annual minimum rate set by the government for the mandatory portion of the account balance. Above mandatory amounts have an interest crediting rate of 0.0% for 2020 and 0.25% for 2019.

    Net annual postretirement benefit costs, and the weighted average discount rate used to determine them, for the years ended December 31, 2020, 2019 and 2018 are set forth below (in millions, except percentages):

Postretirement benefits	2020	2019	2018
Service cost	$0.1	$0.1	$0.1
Interest cost	1.2	1.3	1.4
Amortization of net actuarial losses	0.1	—	0.1
Amortization of prior service cost	0.1	0.1	0.2
Net annual postretirement benefit cost	$1.5	$1.5	$1.8
Weighted average discount rate	4.5%	5.2%	4.9%

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following tables set forth reconciliations of the changes in benefit obligation, plan assets and funded status as of December 31, 2020 and 2019 (in millions):

	Pension and ENPP Benefits		Postretirement Benefits
Change in benefit obligation	2020	2019	2020	2019
Benefit obligation at beginning of year	$917.3	$823.1	$29.4	$25.3
Service cost	16.2	15.5	0.1	0.1
Interest cost	16.5	20.7	1.2	1.3
Plan participants’ contributions	1.3	1.2	—	—
Actuarial losses (gains)	86.8	83.3	(1.1)	4.5
Amendments	(0.3)	4.7	—	—
Settlements	(0.3)	(0.8)	—	—
Benefits paid	(44.6)	(44.8)	(1.5)	(1.5)
Foreign currency exchange rate changes	40.8	14.4	(1.7)	(0.3)
Benefit obligation at end of year	$1,033.7	$917.3	$26.4	$29.4

	Pension and ENPP Benefits		Postretirement Benefits
Change in plan assets	2020	2019	2020	2019
Fair value of plan assets at beginning of year	$711.0	$617.1	$—	$—
Actual return on plan assets	76.6	91.2	—	—
Employer contributions	32.4	30.6	1.5	1.5
Plan participants’ contributions	1.3	1.2	—	—
Benefits paid	(44.6)	(44.8)	(1.5)	(1.5)
Settlements	(0.3)	(0.8)	—	—
Foreign currency exchange rate changes	32.2	16.5	—	—
Fair value of plan assets at end of year	$808.6	$711.0	$—	$—
Funded status	$(225.1)	$(206.3)	$(26.4)	$(29.4)
Unrecognized net actuarial losses	385.1	362.2	2.6	3.9
Unrecognized prior service cost	20.1	22.5	2.9	3.0
Accumulated other comprehensive loss	(405.2)	(384.7)	(5.5)	(6.9)
Net amount recognized	$(225.1)	$(206.3)	$(26.4)	$(29.4)

Amounts recognized in Consolidated Balance Sheets:
Other long-term asset	$13.2	$6.2	$—	$—
Other current liabilities	(6.7)	(4.9)	(1.4)	(1.6)
Accrued expenses	(3.2)	(3.3)	—	—
Pensions and postretirement health care benefits (noncurrent)	(228.4)	(204.3)	(25.0)	(27.8)
Net amount recognized	$(225.1)	$(206.3)	$(26.4)	$(29.4)

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s ENPP and defined pension and postretirement benefit plans during the years ended December 31, 2020 and 2019 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2018	$(379.8)	$(97.4)	$(282.4)
Prior service cost arising during the year	(4.7)	—	(4.7)
Net loss recognized due to settlement	0.6	—	0.6
Net actuarial loss arising during the year	(25.3)	(2.0)	(23.3)
Amortization of prior service cost	1.7	0.1	1.6
Amortization of net actuarial losses	14.3	2.5	11.8
Accumulated other comprehensive loss as of December 31, 2019	$(393.2)	$(96.8)	$(296.4)
Prior service cost arising during the year	0.3	—	0.3
Net loss recognized due to settlement	0.3	—	0.3
Net actuarial loss arising during the year	(37.8)	(5.1)	(32.7)
Amortization of prior service cost	2.2	0.1	2.1
Amortization of net actuarial losses	15.7	2.6	13.1
Accumulated other comprehensive loss as of December 31, 2020	$(412.5)	$(99.2)	$(313.3)

    The unrecognized net actuarial losses included in accumulated other comprehensive loss related to the Company’s defined benefit pension plans and ENPP as of December 31, 2020 and 2019 are set forth below (in millions):

	2020	2019
Unrecognized net actuarial losses	$385.1	$362.2

    The increase in unrecognized net actuarial losses between years primarily resulted from lower discount rates at December 31, 2020 compared to December 31, 2019. The unrecognized net actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. For some of the Company’s defined benefit pension plans, these losses, to the extent they exceed 10% of the greater of the plan’s liabilities or the fair value of assets (“the gain/loss corridor”), will be amortized on a straight-line basis over the periods discussed as follows. For the Company’s U.S. salaried, U.S. hourly and U.K. defined benefit pension plans, the population covered is predominantly inactive participants, and losses related to those plans, to the extent they exceed the gain/loss corridor, will be amortized over the average remaining lives of those participants while covered by the respective plan. For the Company’s ENPP, the population is predominantly active participants, and losses related to the plan will be amortized over the average future working lifetime of the active participants expected to receive benefits. As of December 31, 2020, the average amortization periods were as follows:

	ENPP	U.S. Plans	U.K. Plan
Average amortization period of losses related to defined benefit pension plans	7 years	14 years	19 years

    The following table summarizes the unrecognized prior service cost related to the Company’s defined benefit pension plans as of December 31, 2020 and 2019 (in millions):

	2020	2019
Unrecognized prior service cost	$20.1	$22.5

    The decrease in the unrecognized prior service cost between years is due primarily to the amortization of unrecognized prior service cost related to prior plan amendments. The amortization of unrecognized prior service cost during 2020 also included the initial amortization impacts of an amendment to the Company’s ENPP during 2019.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table summarizes the unrecognized net actuarial losses included in the Company’s accumulated other comprehensive loss related to the Company’s U.S. and Brazilian postretirement health care benefit plans as of December 31, 2020 and 2019 (in millions):

	2020	2019
Unrecognized net actuarial losses(1)	$2.6	$3.9
___________________________________
(1) Includes a loss of approximately $1.0 million and $1.6 million, respectively, related to the Company’s U.S. postretirement benefit plans.

    The decrease in unrecognized net actuarial losses related to the Company’s U.S. and Brazilian postretirement benefit plans was primarily due to liability gain due to the experience of the plans as of December 31, 2020 as compared to December 31, 2019. The unrecognized net actuarial gains or losses will be impacted in future periods by discount rate changes, actual demographic experience, actual health care inflation and certain other factors. These gains or losses, to the extent they exceed the gain/loss corridor, will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits, or the average remaining lives of inactive participants, covered under the postretirement benefit plans. As of December 31, 2020, the average amortization period was 10 years for the Company’s U.S. postretirement benefit plans.

    As of December 31, 2020 and 2019, the net prior service cost related to the Company’s U.S. and Brazilian postretirement health care benefit plans was as follows (in millions):

	2020	2019
Net prior service cost	$2.9	$3.0

    The following table summarizes the fair value of plan assets, aggregate projected benefit obligation and accumulated benefit obligation as of December 31, 2020 and 2019 for defined benefit pension plans, ENPP and other postretirement plans with accumulated benefit obligations in excess of plan assets (in millions):

	2020	2019
All plans:
Fair value of plan assets	$41.6	$67.8
Projected benefit obligation	306.2	309.3
Accumulated benefit obligation	269.4	275.2
U.S.-based plans and ENPP:
Fair value of plan assets	$5.1	$38.3
Projected benefit obligation	157.4	172.5
Accumulated benefit obligation	135.4	151.9

    The 2020 amounts disclosed above do not include balances related to the Company’s U.K. plan. The Company’s U.K. plan’s fair value of plan assets was in excess of the plan’s accumulated benefit obligation as of December 31, 2020. The amounts for 2019 disclosed above do not include the fair value of plan assets, the projected benefit obligation or the accumulated benefit obligation related to the Company’s U.K. plan. The Company’s U.K. plan’s fair value of plan assets was in excess of the plan’s accumulated benefit obligation as of December 31, 2019.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The Company’s accumulated comprehensive loss as of December 31, 2020 and 2019 reflects a reduction in equity related to the following items (in millions):

	2020	2019
All plans:(1)
Reduction in equity, net of taxes of $98.6 and $96.3 at December 31, 2020 and 2019, respectively	$410.8	$391.6
GIMA joint venture:(2)
Reduction in equity, net of taxes of $0.6 and $0.5 at December 31, 2020 and 2019, respectively	1.7	1.6
______________________________________
(1)    Primarily related to the Company’s U.K. pension plan.
(2)    These amounts represented 50% of GIMA’s unrecognized net actuarial losses and unrecognized prior service cost associated with its pension plan. In addition, GIMA recognized a net actuarial loss due to settlements of approximately $0.1 million for both of 2020 and 2019, respectively.

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

    The weighted average assumptions used to determine the benefit obligation for the Company’s defined benefit pension plans and ENPP as of December 31, 2020 and 2019 are as follows:

	2020	2019
All plans:
Weighted average discount rate	1.5%	2.0%
Rate of increase in future compensation	1.50%-5.0%	1.75%-5.0%
U.S.-based plans:
Weighted average discount rate	2.75%	3.45%
Rate of increase in future compensation(1)	5.0%	5.0%
____________________________________
(1)    Applicable for U.S. unfunded, nonqualified plan.

    The weighted average discount rate used to determine the benefit obligation for the Company’s postretirement benefit plans for the years ended December 31, 2020 and 2019 was 3.8% and 4.5%, respectively.

    For the years ended December 31, 2020, 2019 and 2018, the Company used a globally consistent methodology to set the discount rate in the countries where its largest benefit obligations exist. In the United States, the United Kingdom and the Euro Zone, the Company constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of the Company’s benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the portfolio is constructed is consistent. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, in which high-quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy the Company’s U.S. pension plans’ projected benefit payments. In the United Kingdom and the Euro Zone, the discount rate is derived using a “yield curve approach,” in which an individual spot rate, or zero coupon bond yield, for each future annual period is developed to discount each future benefit payment and, thereby, determine the present value of all future payments. The Company uses a spot yield curve to determine the discount rate applicable in the United Kingdom to measure the U.K. pension plan’s service cost and interest cost. Under the settlement and yield curve approaches, the discount rate is set to equal the single discount rate that produces the same present value of all future payments.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    For measuring the expected U.S. postretirement benefit obligation at December 31, 2020, the Company assumed a 7.0% health care cost trend rate for 2021 decreasing to 5.0% by 2029. For measuring the expected U.S. postretirement benefit obligation at December 31, 2019, the Company assumed a 6.25% health care cost trend rate for 2020 decreasing to 5.0% by 2025. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2020, the Company assumed a 9.96% health care cost trend rate for 2021, decreasing to 4.28% by 2032. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2019, the Company assumed a 10.55% health care cost trend rate for 2020, decreasing to 4.8% by 2031.

    The Company currently estimates its minimum contributions and benefit payments to its U.S.-based underfunded defined benefit pension plans and unfunded ENPP for 2021 will aggregate approximately $4.4 million. The Company currently estimates its minimum contributions for underfunded plans and benefit payments for unfunded plans for 2021 to its non-U.S.-based defined benefit pension plans will aggregate approximately $31.3 million, of which approximately $20.9 million relates to its U.K. pension plan. The Company currently estimates its benefit payments for 2021 to its U.S.-based postretirement health care and life insurance benefit plans will aggregate approximately $1.5 million and its benefit payments for 2021 to its Brazilian postretirement health care benefit plans will aggregate less than $0.1 million.

    During 2020, approximately $44.9 million of benefit payments were made related to the Company’s defined benefit pension plans and ENPP. At December 31, 2020, the aggregate expected benefit payments for the Company’s defined benefit pension plans and ENPP are as follows (in millions):

2021	$50.5
2022	51.0
2023	51.9
2024	51.4
2025	52.6
2026 through 2030	283.6
$541.0

    During 2020, approximately $1.5 million of benefit payments were made related to the Company’s U.S. and Brazilian postretirement benefit plans. At December 31, 2020, the aggregate expected benefit payments for the Company’s U.S. and Brazilian postretirement benefit plans are as follows (in millions):

2021	$1.5
2022	1.5
2023	1.6
2024	1.6
2025	1.6
2026 through 2030	7.8
$15.6

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investment Strategy and Concentration of Risk

    The weighted average asset allocation of the Company’s U.S. pension benefit plans as of December 31, 2020 and 2019 are as follows:

Asset Category	2020	2019
Equity securities	36%	34%
Fixed income securities	57%	59%
Other investments	7%	7%
Total	100%	100%

    The weighted average asset allocation of the Company’s non-U.S. pension benefit plans as of December 31, 2020 and 2019 are as follows:

Asset Category	2020	2019
Equity securities	41%	39%
Fixed income securities	53%	54%
Other investments	6%	7%
Total	100%	100%

    The Company categorizes its pension plan assets into one of three levels based on the assumptions used in valuing the asset. See Note 12 for a discussion of the fair value hierarchy as per the guidance in ASC 820, “Fair Value Measurements” (“ASC 820”). The Company’s valuation techniques are designed to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses the following valuation methodologies to measure the fair value of its pension plan assets:
•Equity Securities: Equity securities are valued on the basis of the closing price per unit on each business day as reported on the applicable exchange. Equity funds are valued using the net asset value of the fund, which is based on the fair value of the underlying securities.
•Fixed Income: Fixed income securities are valued using the closing prices in the active market in which the fixed income investment trades. Fixed income funds are valued using the net asset value of the fund, which is based on the fair value of the underlying securities.
•Cash: These investments primarily consist of short-term investment funds which are valued using the net asset value.
•Alternative Investments: These investments are reported at fair value as determined by the general partner of the alternative investment. The “market approach” valuation technique is used to value investments in these funds. The funds typically are open-end funds as they generally offer subscription and redemption options to investors. The frequency of such subscriptions or redemptions is dictated by each fund’s governing documents. The amount of liquidity provided to investors in a particular fund generally is consistent with the liquidity and risk associated with the underlying portfolio (i.e., the more liquid the investments in the portfolio, the greater the liquidity provided to investors). Liquidity of individual funds varies based on various factors and may include “gates,” “holdbacks” and “side pockets” imposed by the manager of the fund, as well as redemption fees that may also apply. Investments in these funds typically are valued utilizing the net asset valuations provided by their underlying investment managers, general partners or administrators. The funds consider subscription and redemption rights, including any restrictions on the disposition of the interest, in its determination of the fair value.
•Insurance Contracts: Insurance contracts are valued using current prevailing interest rates.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The fair value of the Company’s pension assets as of December 31, 2020 is as follows (in millions):

	Total	Level 1	Level 2	Level 3
Equity securities:
Global equities	$235.3	$156.5	$78.8	$—
Non-U.S. equities	4.7	4.7	—	—
U.K. equities	65.2	65.2	—	—
U.S. large cap equities	5.2	5.2	—	—
U.S. small cap equities	3.9	3.9	—	—
Total equity securities	314.3	235.5	78.8	—
Fixed income:
Aggregate fixed income	162.9	162.9	—	—
International fixed income	249.5	249.5	—	—
Total fixed income share(1)	412.4	412.4	—	—
Alternative investments:
Private equity fund	2.1	—	—	2.1
Hedge funds measured at net asset value(4)	38.5	—	—	—
Total alternative investments(2)	40.6	—	—	2.1
Miscellaneous funds(3)	36.6	—	—	36.6
Cash and equivalents measured at net asset value(4)	4.7	—	—	—
Total assets	$808.6	$647.9	$78.8	$38.7
______________________________________
(1)    44% of “fixed income” securities are in investment-grade corporate bonds; 20% are in government treasuries; 11% are in high-yield securities; 10% are in foreign securities; 6% are in asset-backed and mortgage-backed securities; and 9% are in other various fixed income securities.
(2)    42% of “alternative investments” are in relative value funds; 25% are in long-short equity funds; 14% are in event-driven funds; 14% are in credit funds; and 5% are distributed in hedged and non-hedged funds.
(3)    “Miscellaneous funds” is comprised of insurance contracts in Finland, Norway and Switzerland.
(4)    Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

    The following is a reconciliation of Level 3 assets as of December 31, 2020 (in millions):

	Total	Alternative Investments	Miscellaneous Funds
Beginning balance as of December 31, 2019	$33.1	$2.3	$30.8
Actual return on plan assets:
(a) Relating to assets still held at reporting date	0.1	(0.2)	0.3
(b) Relating to assets sold during period	—	—	—
Purchases, sales and /or settlements	2.4	—	2.4
Foreign currency exchange rate changes	3.1	—	3.1
Ending balance as of December 31, 2020	$38.7	$2.1	$36.6

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The fair value of the Company’s pension assets as of December 31, 2019 is as follows (in millions):

	Total	Level 1	Level 2	Level 3
Equity securities:
Global equities	$183.4	$116.5	$66.9	$—
Non-U.S. equities	3.8	3.8	—	—
U.K. equities	65.2	65.2	—	—
U.S. large cap equities	5.9	5.9	—	—
U.S. small cap equities	3.4	3.4	—	—
Total equity securities	261.7	194.8	66.9	—
Fixed income:
Aggregate fixed income	150.1	150.1	—	—
International fixed income	220.0	220.0	—	—
Total fixed income share(1)	370.1	370.1	—	—
Alternative investments:
Private equity fund	2.3	—	—	2.3
Hedge funds measured at net asset value(4)	33.3	—	—	—
Total alternative investments(2)	35.6	—	—	2.3
Miscellaneous funds(3)	30.8	—	—	30.8
Cash and equivalents measured at net asset value(4)	12.8	—	—	—
Total assets	$711.0	$564.9	$66.9	$33.1
_______________________________________
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

    The investment strategy for the plans’ portfolio of assets balances the requirement to generate returns with the need to control risk. The asset mix is recognized as the primary mechanism to influence the reward and risk structure of the pension fund investments in an effort to accomplish the plans’ funding objectives. The overall investment strategies and target allocations of retirement fund investments for the Company’s U.S.-based pension plans and the non-U.S. based pension plans are as follow:

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	U.S. Pension Plans	Non-U.S. Pension Plans(1)
Overall investment strategies:(2)
Assets for the near-term benefit payments	60.0%	55.0%
Assets for longer-term growth	40.0%	45.0%
Total	100.0%	100.0%

Target allocations:
Equity securities	30.0%	40.0%
Fixed income securities	55.0%	55.0%
Alternative investments	10.0%	5.0%
Cash and cash equivalents	5.0%	—%
Total	100.0%	100.0%
_______________________________________
(1)    The majority of the Company’s non-U.S. pension fund investments are related to the Company’s pension plan in the United Kingdom.
(2)    The overall U.S. and non-U.S. pension funds invest in a broad diversification of assets types.

    The Company has noted that over very long periods, this mix of investments would achieve an average return on its U.S.-based pension plans of approximately 5.5%. In arriving at the choice of an expected return assumption of 5.0% for its U.S. plans for the year ended December 31, 2021, the Company has tempered this historical indicator with lower expectations for returns and changes to investments in the future as well as the administrative costs of the plans. The Company has noted that over very long periods, this mix of investments would achieve an average return on its non-U.S. based pension plans of approximately 4.25%. In arriving at the choice of an expected return assumption of 4.0% for its U.K.-based plans for the year ended December 31, 2021, the Company has tempered this historical indicator with lower expectations for returns and changes to investments in the future as well as the administrative costs of the plans.

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

    The Company maintains separate defined contribution plans covering certain employees, primarily in the United States, the United Kingdom and Brazil. Under the plans, the Company contributes a specified percentage of each eligible employee’s compensation. The Company contributed approximately $15.4 million for the year ended December 31, 2020 and $15.8 million for both the years ended December 31, 2019 and 2018.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.    Stockholders’ Equity

Common Stock

    At December 31, 2020, the Company had 150,000,000 authorized shares of common stock with a par value of $0.01 per share, with approximately 74,962,231 shares of common stock outstanding and approximately 3,853,244 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “Plan”) (See Note 9).

Share Repurchase Program

    During the three months ended March 31, 2020 and throughout 2019, the Company repurchased approximately 970,141 and 1,794,256 shares of its common stock, respectively, for approximately $55.0 million and $130.0 million, respectively, either through accelerated share repurchase agreements with financial institutions or through open market transactions. All shares received were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Consolidated Balance Sheets. The Company suspended share repurchases subsequent to March 31, 2020 in light of the COVID-19 pandemic and has not repurchased shares since that period.

    As of December 31, 2020, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $245.0 million, which has no expiration date.

Dividends

    The Company’s Board of Directors has declared and the Company has paid quarterly cash dividends per common share generally beginning in the first quarter of the following years:

	2020(1)	2019(1)	2018
Dividends declared and paid per common share	$0.16	$0.15	$0.15
____________________________________
(1)    The Company’s Board of Directors declared and the Company has paid quarterly cash dividends of $0.16 per common share beginning in the second quarter of 2019, from $0.15 per common share in the first quarter of 2019. On January 21, 2021, the Company’s Board of Directors approved a quarterly dividend of $0.16 per common share commencing in the first quarter of 2021.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss

    The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the years ended December 31, 2020 and 2019 (in millions):

	Defined Benefit Pension Plans	Cumulative Translation Adjustment	Deferred Net Gains (Losses) on Derivatives	Total
Accumulated other comprehensive loss, December 31, 2018	$(282.4)	$(1,274.4)	$1.4	$(1,555.4)
Other comprehensive loss before reclassifications	(27.4)	(23.1)	(2.6)	(53.1)
Net losses (gains) reclassified from accumulated other comprehensive loss	13.4	—	(0.1)	13.3
Other comprehensive loss, net of reclassification adjustments	(14.0)	(23.1)	(2.7)	(39.8)
Accumulated other comprehensive loss, December 31, 2019	(296.4)	(1,297.5)	(1.3)	(1,595.2)
Other comprehensive loss (gain) before reclassifications	(32.1)	(197.5)	5.1	(224.5)
Net losses (gains) reclassified from accumulated other comprehensive loss	15.2	—	(6.3)	8.9
Other comprehensive loss, net of reclassification adjustments	(16.9)	(197.5)	(1.2)	(215.6)
Accumulated other comprehensive loss, December 31, 2020	$(313.3)	$(1,495.0)	$(2.5)	$(1,810.8)

    The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the years ended December 31, 2020 and 2019 (in millions):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Consolidated Statements of Operations
	Year ended December 31, 2020(1)	Year ended December 31, 2019(1)
Derivatives:
Net gains on foreign currency contracts	$(6.4)	$(0.1)	Cost of goods sold
Reclassification before tax	(6.4)	(0.1)
	0.1	—	Income tax provision
Reclassification net of tax	$(6.3)	$(0.1)

Defined benefit pension plans:
Amortization of net actuarial losses	$15.7	$14.3	Other expense, net(2)
Amortization of prior service cost	2.2	1.7	Other expense, net(2)
Reclassification before tax	17.9	16.0
	(2.7)	(2.6)	Income tax provision
Reclassification net of tax	$15.2	$13.4

Net losses reclassified from accumulated other comprehensive loss	$8.9	$13.3
____________________________________
(1)    (Gains) losses included within the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019, respectively.
(2)    These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 7 to the Company’s Consolidated Financial Statements.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.    Stock Incentive Plan

    Under the Plan, up to 10,000,000 shares of AGCO’s common stock may be issued. As of December 31, 2020, of the 10,000,000 shares reserved for issuance under the Plan, approximately 3,853,244 shares remained available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

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

    Compensation expense recorded during 2020, 2019 and 2018 with respect to awards granted was based upon the stock price as of the grant date. The weighted average grant-date fair value of performance awards granted under the Plan during 2020, 2019 and 2018 was as follows:

	Years Ended December 31,
	2020	2019	2018
Weighted average grant-date fair value	$70.84	$61.01	$71.40

    During 2020, the Company granted 425,440 performance awards related to varying performance periods. The awards granted assume the maximum target levels of performance are achieved. The compensation expense associated with all awards granted under the Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved.

    Performance award transactions during 2020 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Shares awarded but not earned at January 1	932,182
Shares awarded	425,440
Shares forfeited	(221,586)
Shares earned	(553,084)
Shares awarded but not earned at December 31	582,952

    Based on the level of performance achieved as of December 31, 2020, 553,084 shares were earned under the related performance period and 233,668 shares were issued in February 2021, net of 149,434 shares that were withheld for taxes related to the earned awards. The Plan allows for the participant to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state and employment taxes which would be payable at the time of grant. In addition, there were 169,982 shares earned as of December 31, 2020 related to certain retirees and other individuals that will be issued at the end of the relevant performance periods based on the ultimate level of performance achieved with respect to those periods.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    As of December 31, 2020, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was approximately $17.1 million, and the weighted average period over which it is expected to be recognized is approximately one and one-half years. This estimate is based on the current projected levels of performance of outstanding awards. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

Restricted Stock Units

    During the year ended December 31, 2020, the Company granted 95,593 restricted stock unit (“RSU”) awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. The 2020 grant of RSU’s to certain executives was and had a three-year cliff vesting requirement. The compensation expense associated with all RSU awards is being amortized ratably over the requisite service period for the awards that are expected to vest. The weighted average grant-date fair value of the RSUs granted under the Plan during the years ended December 31, 2020, 2019 and 2018 were $70.83, $61.01 and $63.99, respectively. RSU transactions during the year ended December 31, 2020 were as follows:

Shares awarded but not vested at January 1	396,529
Shares awarded	95,593
Shares forfeited	(67,914)
Shares vested	(280,921)
Shares awarded but not vested at December 31	143,287

    As of December 31, 2020, the total compensation cost related to the unvested RSUs not yet recognized was approximately $5.1 million, and the weighted average period over which it is expected to be recognized is approximately one and one-half years.

Stock-settled Appreciation Rights

    Certain executives and key managers were eligible to receive grants of SSARs through the year ended December 31, 2020. The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSARs at any time after the grant is vested but no later than seven years after the date of grant. The SSARs vest ratably over a four-year period from the date of grant. SSAR awards made to certain executives and key managers under the Plan are made with the base price equal to the price of the Company’s common stock on the date of grant. The Company recorded stock compensation expense of approximately $1.9 million, $2.4 million and $2.4 million associated with SSAR awards during 2020, 2019 and 2018, respectively. The compensation expense associated with these awards is being amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option pricing model.

    The weighted average grant-date fair value of SSAR awards granted under the Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
Weighted average grant-date fair value	$12.31	$11.34	$12.88
Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	3.0	3.0	3.0
Risk-free interest rate	1.5%	2.6%	2.2%
Expected volatility	24.1%	24.2%	23.7%
Expected dividend yield	0.9%	1.0%	0.8%

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    SSAR transactions during the year ended December 31, 2020 were as follows:

SSARs outstanding at January 1	759,675
SSARs granted	187,100
SSARs exercised	(311,200)
SSARs canceled or forfeited	(232,425)
SSARs outstanding at December 31	403,150
SSAR price ranges per share:
Granted	$72.74
Exercised	43.88 - 73.14
Canceled or forfeited	43.88 - 73.14
Weighted average SSAR exercise prices per share:
Granted	$72.74
Exercised	56.61
Canceled or forfeited	67.87
Outstanding at December 31	66.44

    At December 31, 2020, the weighted average remaining contractual life of SSARs outstanding was approximately four years. As of December 31, 2020, the total compensation cost related to unvested SSARs not yet recognized was approximately $1.7 million and the weighted-average period over which it is expected to be recognized is approximately two and one-half years.

    The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price as of December 31, 2020:

	SSARs Outstanding			SSARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable as of December 31, 2020	Weighted Average Exercise Price
$43.88 - $62.85	142,106	3.73	$60.52	68,756	$58.04
$63.47 - $73.14	261,044	4.21	$69.66	101,369	$67.56
	403,150			170,125	$63.71

    The total fair value of SSARs vested during 2020 was approximately $3.1 million. There were 233,025 SSARs that were not vested as of December 31, 2020. The total intrinsic value of outstanding and exercisable SSARs as of December 31, 2020 was $14.8 million and $6.7 million, respectively. The total intrinsic value of SSARs exercised during 2020 was approximately $10.2 million.

    The excess tax benefit realized for tax deductions in the United States related to the exercise of SSARs, vesting of RSU awards and vesting of performance awards under the Plan was approximately $2.5 million for the year ended December 31, 2020. The excess tax benefit realized for tax deductions in the United States related to the exercise of SSARs and vesting of RSU awards and vesting of performance awards under the Plan was approximately $2.7 million for the year ended December 31, 2019. The excess tax benefit realized for tax deductions in the United States related to the exercise of SSARs and vesting of RSU awards and vesting of performance awards under the Plan was approximately $1.6 million for the year ended December 31, 2018. The Company realized an insignificant tax benefit from the exercise of SSARs, vesting of performance awards and vesting of RSU awards in certain foreign jurisdictions during the years ended December 31, 2020, 2019 and 2018.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    On January 20, 2021, the Company granted 134,754 performance award shares (subject to the Company achieving future target levels of performance) and 89,775 RSUs under the Plan. The 2021 grant of performance award shares is subject to a total shareholder return modifier.

Director Restricted Stock Grants

    Pursuant to the Plan, all non-employee directors receive annual restricted stock grants of the Company’s common stock. All restricted stock grants made to the Company’s directors are restricted as to transferability for a period of one year. In the event a director departs from the Company’s Board of Directors, the non-transferability period expires immediately. The plan allows each director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes that would be payable at the time of grant. The 2020 grant was made on April 30, 2020 and equated to 25,542 shares of common stock, of which 19,862 shares of common stock were issued, after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.4 million during 2020 associated with these grants.

10.    Derivative Instruments and Hedging Activities

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

    The Company is exposed to commodity risk from steel and other raw material purchases where a portion of the contractual purchase price is linked to a variable rate based on publicly available market data. From time to time, the Company enters into cash flow hedges to mitigate its exposure to variability in commodity prices.

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

    The Company categorizes its derivative assets and liabilities into one of three levels based on the assumptions used in valuing the asset or liability. See Note 12 for a discussion of the fair value hierarchy as per the guidance in ASC 820. The Company’s valuation techniques are designed to maximize the use of observable inputs and minimize the use of unobservable inputs.

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

    During 2020, 2019 and 2018, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was $395.8 million and $332.7 million as of December 31, 2020 and 2019, respectively.

Steel Commodity Contracts

    In December 2020, the Company designated certain steel commodity contracts as cash flow hedges of expected future purchases of steel. The total notional value of derivatives that were designated as cash flow hedges was approximately $14.7 million as of December 31, 2020.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table summarizes the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and net income during 2020, 2019 and 2018 (in millions):

		Recognized in Net Income
	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Consolidated Statements of Operations Containing Hedge Gains (Losses)
2020
Foreign currency contracts(1)	$4.6	Cost of goods sold	$6.3	$7,092.2
Commodity contracts(2)	0.5		—
Total	$5.1		$6.3
2019
Foreign currency contracts	$(2.6)	Cost of goods sold	$0.1	$7,057.1
2018
Foreign currency contracts	$0.4	Cost of goods sold	$(2.2)	$7,355.3
Interest rate swap contract	(1.5)	Interest expense, net	(5.0)	53.8
Total	$(1.1)		$(7.2)

(1) The outstanding contracts as of December 31, 2020 range in maturity through December 2021.
(2) The outstanding contracts as of December 31, 2020 range in maturity through May 2021.

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the years ended December 31, 2020, 2019 and 2018 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2017	$(6.0)	$(1.3)	$(4.7)
Net changes in fair value of derivatives	(1.0)	0.1	(1.1)
Net losses reclassified from accumulated other comprehensive loss into income	8.6	1.4	7.2
Accumulated derivative net gains as of December 31, 2018	$1.6	$0.2	$1.4
Net changes in fair value of derivatives	(3.0)	(0.4)	(2.6)
Net gains reclassified from accumulated other comprehensive loss into income	(0.1)	—	(0.1)
Accumulated derivative net losses as of December 31, 2019	$(1.5)	$(0.2)	$(1.3)
Net changes in fair value of derivatives	4.9	(0.2)	5.1
Net gains reclassified from accumulated other comprehensive loss into income	(6.4)	(0.1)	(6.3)
Accumulated derivative net losses as of December 31, 2020	$(3.0)	$(0.5)	$(2.5)

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

a net investment hedge relationship, changes in the value of the foreign currency denominated debt are recorded in earnings through the maturity date.

    In January 2018, the Company entered into a cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap expired on January 19, 2021. At maturity of the cross currency swap contract, the Company delivered the notional amount of approximately €245.7 million (or approximately $297.1 million as of January 19, 2021) and received $300.0 million from the counterparties, resulting in a gain of approximately $2.9 million that was recognized in accumulated other comprehensive loss. The Company received quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swap.

    On January 29, 2021, the Company entered into a new cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap has an expiration date of January 29, 2028. At maturity of the cross currency swap contract, the Company will deliver the notional amount of approximately €247.9 million (or approximately $300.9 million as of January 29, 2021) and will receive $300.0 million from the counterparties. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swap.

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

    The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	December 31, 2020	December 31, 2019
Cross currency swap contract	$300.0	$300.0

    The following table summarizes the after-tax impact of changes in the fair value of the instrument designated as a net investment hedge (in millions):

	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Years Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Foreign currency denominated debt	$1.7	$2.5	$(14.4)
Cross currency swap contract	(25.5)	9.3	17.7

Derivative Transactions Not Designated as Hedging Instruments

    During 2020, 2019 and 2018, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of December 31, 2020 and 2019, the Company had outstanding foreign currency contracts with a notional amount of approximately $3,326.6 million and $2,800.3 million, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table summarizes the impact that changes in the fair value of derivatives not designated as hedging instruments had on net income (in millions):

		For the Years Ended
	Classification of Gain (Loss)	December 31, 2020	December 31, 2019	December 31, 2018
Foreign currency contracts	Other expense, net	$3.7	$20.4	$(1.4)

    The table below sets forth the fair value of derivative instruments as of December 31, 2020 (in millions):

	Asset Derivatives as of December 31, 2020		Liability Derivatives as of December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.0	Other current liabilities	$4.5
Commodity contracts	Other current assets	0.5	Other current liabilities	—
Cross currency swap contract	Other noncurrent assets	1.5	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	12.3	Other current liabilities	22.2
Total derivative instruments		$15.3		$26.7

    The table below sets forth the fair value of derivative instruments as of December 31, 2019 (in millions):

	Asset Derivatives as of December 31, 2019		Liability Derivatives as of December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.6	Other current liabilities	$1.9
Cross currency swap contract	Other noncurrent assets	27.0	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	11.7	Other current liabilities	13.1
Total derivative instruments		$39.3		$15.0

Former Interest Rate Swap Contract

    The Company monitors the mix of short-term and long-term debt regularly. From time to time, the Company manages the risk to interest rate fluctuations through the use of derivative financial instruments. During 2015, the Company entered into an interest rate swap instrument with a notional amount of €312.0 million and an expiration date of June 26, 2020. The swap was designated and accounted for as a cash flow hedge. Under the swap agreement, the Company paid a fixed interest rate of 0.33% plus the applicable margin, and the counterparty to the agreement paid a floating interest rate based on the three-month EURIBOR. Changes in the fair value of the interest rate swap were recorded in accumulated other comprehensive loss and were subsequently reclassified into “Interest expense, net” as a rate adjustment in the same period in which the related interest on the Company’s floating rate term loan facility affected earnings. As a result of the Company’s credit facility agreement entered into in October 2018 and the repayment of the €312.0 million (or approximately $360.8 million) term loan under the Company’s former revolving credit facility, as well as the change in the mix of the Company’s short-term and long-term debt, the Company

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

terminated the interest rate swap instrument and recorded a loss of approximately $3.9 million which was recorded in “Interest expense, net” for the year ended December 31, 2018. Refer to Note 6 for further information.

11.    Commitments and Contingencies

    The future payments required under the Company’s significant commitments, excluding indebtedness, as of December 31, 2020 are as follows (in millions):

	Payments Due By Period
	2021	2022	2023	2024	2025	Thereafter	Total
Interest payments related to indebtedness(1)	$16.8	$12.5	$8.7	$6.4	$3.0	$3.2	$50.6
Unconditional purchase obligations(2)	106.2	9.9	0.6	0.2	—	—	116.9
Other short-term and long-term obligations(3)	95.8	19.6	141.7	22.3	8.9	49.2	337.5
Total contractual cash obligations	$218.8	$42.0	$151.0	$28.9	$11.9	$52.4	$505.0
____________________________________
(1)    Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods (unaudited). Refer to Note 6 for more information on the Company's commitments with respect to indebtedness.
(2)    Unconditional purchase obligations exclude routine purchase orders entered into in the normal course of business.
(3)    Other short-term and long-term obligations include estimates of future minimum contribution requirements under the Company’s U.S. and non-U.S. defined benefit pension and postretirement plans. These estimates are based on current legislation in the countries the Company operates within and are subject to change. Other short-term and long-term obligations also include income tax liabilities related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions, based on the years of statutory expiration. The uncertain income tax positions included above are gross of certain indirect favorable effects that relate to other tax jurisdictions (unaudited). See Note 5 for further information.

	Amount of Commitment Expiration Per Period
	2021	2022	2023	2024	2025	Thereafter	Total
Guarantees	$13.8	$12.2	$31.7	$18.4	$24.9	$2.3	$103.3

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

    At December 31, 2020, the Company has outstanding guarantees of indebtedness owed to related and third parties of approximately $17.9 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2026. Losses under such guarantees historically have been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid. The Company also has obligations to guarantee indebtedness owed to certain of its finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant and the guarantees are not material. The Company believes the credit risk associated with these guarantees is not material.

    In addition, at December 31, 2020, the Company had accrued approximately $25.3 million of outstanding guarantees of minimum residual values that may be owed to its finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantee is approximately $85.4 million.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other

    At December 31, 2020, the Company had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $3,722.4 million. The outstanding contracts as of December 31, 2020 range in maturity through December 2021. The Company also had outstanding designated steel commodity contracts with a gross notional amount of approximately $14.7 million that range in maturity through May 2021 (see Note 10).

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

Contingencies

    In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2020, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $25.3 million). The amount ultimately in dispute will be significantly greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

    The Company is a party to various other legal claims and actions incidental to its business. The Company believes that none of these claims or actions, either individually or in the aggregate, is material to its business or financial statements as a whole, including its results of operations and financial condition.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.    Fair Value of Financial Instruments

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

    The Company categorizes its pension plan assets into one of the three levels of the fair value hierarchy. See Note 7 for a discussion of the valuation methods used to measure the fair value of the Company’s pension plan assets.

    The Company enters into foreign currency, commodity and interest rate swap contracts. The fair values of the Company’s derivative instruments are determined using discounted cash flow valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these discounted cash flow valuation models for derivative instruments include the applicable exchange rates, forward rates or interest rates. Such models used for option contracts also use implied volatility. See Note 10 for a discussion of the Company’s derivative instruments and hedging activities.

    Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019 are summarized below (in millions):

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$15.3	$—	$15.3
Derivative liabilities	—	26.7	—	26.7

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$39.3	$—	$39.3
Derivative liabilities	—	15.0	—	15.0

    Cash and cash equivalents, accounts and notes receivable, net and accounts payable are valued at their carrying amounts in the Company’s Consolidated Balance Sheets, due to the immediate or short-term maturity of these financial instruments.

    The carrying amounts of long-term debt under the Company’s senior term loan due 2022, 1.002% senior term loan due 2025 and senior term loans due between 2021 and 2028 approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. See Note 6 for additional information on the Company’s long-term debt.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    Related Party Transactions

    Rabobank, a financial institution based in the Netherlands, is a 51% owner in the Company’s finance joint ventures, which are located in the United States, Canada, Europe, Brazil, Argentina and Australia. Rabobank is also the principal agent and participant in the Company’s revolving credit facility (see Note 6). The majority of the assets of the Company’s finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. During 2020, the Company made a total of approximately $1.9 million of additional investments in its finance joint venture in the Netherlands. During 2019 and 2018, the Company did not make additional investments in its finance joint ventures. During 2020, the Company did not receive dividends from its finance joint ventures. During 2019 and 2018, the Company received approximately $40.5 million and $29.4 million, respectively, dividends from certain of the its finance joint ventures.

    The Company’s finance joint ventures provide retail financing and wholesale financing to its dealers. The terms of the financing arrangements offered to the Company’s dealers are similar to arrangements the finance joint ventures provide to unaffiliated third parties. In addition, the Company transfers, on an ongoing basis, a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures (see Note 3). The Company maintains a remarketing agreement with its U.S. finance joint venture and has outstanding guarantees of minimum residual values that may be owed to its finance joint ventures in the U.S. and Canada upon the expiration of certain eligible operating leases and has guarantees with its other finance joint ventures which were not material (see Note 11). In addition, as part of sales incentives provided to end users, the Company may from time to time subsidize interest rates of retail financing provided by its finance joint ventures. The cost of those programs is recognized at the time of sale to the Company’s dealers (see Note 1).

    The Company has a minority equity interest in Tractors and Farm Equipment Limited (“TAFE”), which manufactures and sells Massey Ferguson-branded equipment primarily in India, and also supplies tractors and components to the Company for sale in other markets. On October 15, 2020, TAFE repurchased 461,000 shares of its common stock from the Company for approximately $33.9 million, resulting in an approximate remaining 20.7% ownership interest. Mallika Srinivasan, who is the Chairman and Managing Director of TAFE, is currently a member of the Company’s Board of Directors. As of December 31, 2020, TAFE beneficially owned 12,150,152 shares of the Company’s common stock, not including shares of the Company’s common stock received by Ms. Srinivasan for service as a director. The Company and TAFE are parties to an agreement pursuant to which, among other things, TAFE has agreed not to purchase in excess of 12,150,152 shares of the Company’s common stock, subject to certain adjustments, and the Company has agreed to annually nominate a TAFE representative to its Board of Directors. During 2020, 2019 and 2018, the Company purchased approximately $78.9 million, $92.7 million and $109.6 million, respectively, of tractors and components from TAFE. During 2020, 2019 and 2018, the Company sold approximately $1.3 million, $1.5 million and $1.8 million, respectively, of parts to TAFE. The Company received dividends from TAFE of approximately $1.8 million, $2.0 million and $1.8 million during 2020, 2019 and 2018, respectively.

    During 2020, 2019 and 2018, the Company paid approximately $3.3 million, $4.4 million and $3.5 million, respectively, to PPG Industries, Inc. for painting materials used in the Company’s manufacturing processes. The Company’s Chairman, President and Chief Executive Officer, who retired effective on December 31, 2020, serves as a member of the board of directors of PPG Industries, Inc.

    During 2020, 2019 and 2018, the Company paid approximately $5.6 million, $6.2 million and $1.6 million, respectively, to Linde PLC (the parent company of Praxair, Inc.) for propane, gas and welding, and laser consumables used in the Company’s manufacturing processes. The Company’s Chairman, President and Chief Executive Officer, who retired effective on December 31, 2020, served as a member of the board of directors of Praxair, Inc. until the business combination of Praxair, Inc. and Linde AG, and is currently a member of the board of directors of Linde PLC, the holding company for the combined business.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.    Segment Reporting

    The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are generally charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the years ended December 31, 2020, 2019 and 2018 based on the Company’s reportable segments are as follows (in millions):

Years Ended December 31,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
2020
Net sales	$2,175.0	$873.8	$5,366.9	$734.0	$9,149.7
Income from operations	193.7	29.3	585.3	62.1	870.4
Depreciation	61.3	25.8	110.5	14.9	212.5
Assets	1,051.9	687.6	2,238.7	536.2	4,514.4
Capital expenditures	42.2	18.8	201.8	7.1	269.9
2019
Net sales	$2,191.8	$802.2	$5,328.8	$718.6	$9,041.4
Income (loss) from operations	121.6	(39.4)	638.2	43.4	763.8
Depreciation	61.6	32.4	102.7	14.2	210.9
Assets	1,125.6	758.0	2,187.7	430.2	4,501.5
Capital expenditures	52.1	32.9	173.5	14.9	273.4
2018
Net sales	$2,180.1	$959.0	$5,385.1	$827.8	$9,352.0
Income (loss) from operations	103.1	(10.1)	601.1	49.6	743.7
Depreciation	67.6	30.5	111.3	15.8	225.2
Assets	1,032.1	736.1	1,905.8	501.1	4,175.1
Capital expenditures	43.3	30.4	120.3	9.3	203.3

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	2020	2019	2018
Segment income from operations	$870.4	$763.8	$743.7
Corporate expenses	(134.7)	(129.0)	(133.7)
Amortization of intangibles	(59.5)	(61.1)	(64.7)
Stock compensation expense	(36.8)	(40.0)	(44.3)
Impairment charges	(20.0)	(176.6)	—
Restructuring expenses	(19.7)	(9.0)	(12.0)
Consolidated income from operations	$599.7	$348.1	$489.0

Segment assets	$4,514.4	$4,501.5	$4,175.1
Cash and cash equivalents	1,119.1	432.8	326.1
Investments in affiliates	442.7	380.2	400.0
Deferred tax assets, other current and noncurrent assets	665.9	645.2	656.6
Intangible assets, net	455.6	501.7	573.1
Goodwill	1,306.5	1,298.3	1,495.5
Consolidated total assets	$8,504.2	$7,759.7	$7,626.4

    Property, plant and equipment, right-of-use lease assets and amortizable intangible assets by country as of December 31, 2020 and 2019 was as follows (in millions):

	2020	2019
United States	$541.2	$604.2
Germany	456.6	392.7
Finland	191.4	156.1
Brazil	150.4	199.9
France	137.6	123.4
Italy	129.0	112.3
Denmark	101.9	99.2
China	98.9	99.8
Other	232.8	231.4
	$2,039.8	$2,019.0

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.    Revenue

Contract Liabilities

    Contract liabilities relate to the following: (1) unrecognized revenues where advance payment of consideration precedes the Company’s performance with respect to extended warranty and maintenance contracts and where the performance obligation is satisfied over time, (2) unrecognized revenues where advance payment of consideration precedes the Company’s performance with respect to certain grain storage and protein production systems and where the performance obligation is satisfied over time and (3) unrecognized revenues where advance payment consideration precedes the Company’s performance with respect to precision technology services and where the performance obligation is satisfied over time.

    Significant changes in the balance of contract liabilities for the years ended December 31, 2020 and 2019 were as follows (in millions):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Balance at beginning of period	$104.0	$76.8
Advance consideration received	192.7	147.7
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(46.6)	(33.8)
Revenue recognized during the period related to grain storage and protein production systems	(85.6)	(87.4)
Foreign currency translation	7.5	0.7
Balance as of December 31	$172.0	$104.0

    The contract liabilities are classified as either “Other current liabilities” and "Other noncurrent liabilities" or “Accrued expenses” in the Company’s Consolidated Balance Sheets.

Remaining Performance Obligations

    The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2020 are $52.4 million in 2021, $46.2 million in 2022, $27.6 million in 2023, $11.9 million in 2024 and $3.8 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Disaggregated Revenue

    Net sales for the year ended December 31, 2020 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
Primary geographical markets:
United States	$1,781.7	$—	$—	$—	$1,781.7
Canada	307.4	—	—	—	307.4
Germany	—	—	1,280.6	—	1,280.6
France	—	—	1,080.2	—	1,080.2
United Kingdom and Ireland	—	—	557.8	—	557.8
Finland and Scandinavia	—	—	698.5	—	698.5
Other Europe	—	—	1,613.1	—	1,613.1
South America	—	865.4	—	—	865.4
Middle East and Algeria	—	—	136.7	—	136.7
Africa	—	—	—	58.3	58.3
Asia	—	—	—	373.1	373.1
Australia and New Zealand	—	—	—	302.6	302.6
Mexico, Central America and Caribbean	85.9	8.4	—	—	94.3
	$2,175.0	$873.8	$5,366.9	$734.0	$9,149.7

Major products:
Tractors	$692.0	$469.8	$3,814.3	$296.1	$5,272.2
Replacement parts	338.4	84.0	936.1	87.2	1,445.7
Grain storage and protein production systems	471.0	82.8	122.2	226.0	902.0
Combines, application equipment and other machinery	673.6	237.2	494.3	124.7	1,529.8
	$2,175.0	$873.8	$5,366.9	$734.0	$9,149.7

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Net sales for the year ended December 31, 2019 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
Primary geographical markets:
United States	$1,799.7	$—	$—	$—	$1,799.7
Canada	289.7	—	—	—	289.7
Germany	—	—	1,194.3	—	1,194.3
France	—	—	1,097.6	—	1,097.6
United Kingdom and Ireland	—	—	561.9	—	561.9
Finland and Scandinavia	—	—	772.8	—	772.8
Other Europe	—	—	1,629.0	—	1,629.0
South America	—	789.7	—	—	789.7
Middle East and Algeria	—	—	73.2	—	73.2
Africa	—	—	—	116.2	116.2
Asia	—	—	—	344.7	344.7
Australia and New Zealand	—	—	—	257.7	257.7
Mexico, Central America and Caribbean	102.4	12.5	—	—	114.9
	$2,191.8	$802.2	$5,328.8	$718.6	$9,041.4

Major products:
Tractors	$662.4	$447.7	$3,772.0	$300.6	$5,182.7
Replacement parts	310.2	88.2	874.8	74.6	1,347.8
Grain storage and protein production systems	547.9	79.5	172.8	234.6	1,034.8
Combines, application equipment and other machinery	671.3	186.8	509.2	108.8	1,476.1
	$2,191.8	$802.2	$5,328.8	$718.6	$9,041.4

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Net sales for the year ended December 31, 2018 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America(1)	South America	Europe/ Middle East(1)	Asia/ Pacific/Africa	Consolidated(1)
Primary geographical markets:
United States	$1,723.6	$—	$—	$—	$1,723.6
Canada	329.0	—	—	—	329.0
Germany	—	—	1,213.6	—	1,213.6
France	—	—	1,002.9	—	1,002.9
United Kingdom and Ireland	—	—	614.4	—	614.4
Finland and Scandinavia	—	—	826.5	—	826.5
Other Europe	—	—	1,627.8	—	1,627.8
South America	—	943.1	—	—	943.1
Middle East and Algeria	—	—	100.0	—	100.0
Africa	—	—	—	135.5	135.5
Asia	—	—	—	414.5	414.5
Australia and New Zealand	—	—	—	277.8	277.8
Mexico, Central America and Caribbean	127.5	15.9	—	—	143.4
	$2,180.1	$959.0	$5,385.1	$827.8	$9,352.0

Major products:
Tractors	$665.8	$599.1	$3,743.0	$353.2	$5,361.1
Replacement parts	298.7	91.0	880.3	76.0	1,346.0
Grain storage and protein production systems	570.3	70.1	187.6	285.5	1,113.5
Combines, application equipment and other machinery	645.3	198.8	574.3	113.1	1,531.5
	$2,180.1	$959.0	$5,385.1	$827.8	$9,352.0
___________________________________
(1)Rounding may impact summation of amounts.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.    Leases

    The Company leases certain land, buildings, machinery, equipment, vehicles and office and computer equipment under finance and operating leases. The Company adopted ASU 2016-02, “Leases” effective January 1, 2019. Under the new standard, lessees are required to record an asset (ROU asset or finance lease asset) and a lease liability. The new standard continues to allow for two types of leases for income statement recognition purposes: operating leases and finance leases. Operating leases result in the recognition of a single lease expense on a straight-line basis over the lease term, similar to the treatment for operating leases under previous U.S. GAAP. Finance leases result in an accelerated expense, also similar to previous U.S. GAAP. ASU 2016-02 also contains amended guidance regarding the identification of embedded leases in service and supply contracts, as well as the identification of lease and nonlease components of an arrangement. ROU assets represent the Company’s right to use an underlying asset for the lease term while lease liabilities represent the Company’s obligation to make lease payments for the lease term. All leases greater than 12 months result in the recognition of an ROU asset and liability at the lease commencement date based on the present value of the lease payments over the lease term. The present value of the lease payments is calculated using the applicable weighted-average discount rate. The weighted-average discount rate is based on the discount rate implicit in the lease, or if the implicit rate is not readily determinable from the lease, then the Company estimates an applicable incremental borrowing rate. The incremental borrowing rate is estimated using the currency denomination of the lease, the contractual lease term and the Company’s applicable borrowing rate.

    The Company does not recognize a ROU asset or lease liability with respect to operating leases with an initial term of 12 months or less and recognizes expense on such leases on a straight-line basis over the lease term. The Company accounts for lease components separately from nonlease components other than for real estate and office equipment. The Company evaluated its supplier agreements for the existence of leases and determined these leases comprised an insignificant portion of its supplier agreements. As such, these leases were not material to the Company’s Consolidated Balance Sheets. The Company has certain leases that contain one or more options to terminate or renew that can extend the lease term up to 17 years. Options that the company is reasonably certain to exercise are included in the lease term. The depreciable life of ROU assets and leasehold improvements are limited by the expected lease term. The Company has certain lease agreements that include variable rental payments that are adjusted periodically for inflation based on the index rate as defined by the applicable government authority. Generally, the Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

    Total lease assets and liabilities at December 31, 2020 and 2019 were as follows (in millions):

Lease Assets	Classification	As of December 31, 2020	As of December 31, 2019
Operating ROU assets	Right-of-use lease assets	$165.1	$187.3
Finance lease assets	Property, plant and equipment, net(1)	15.1	19.1
Total leased assets		$180.2	$206.4

Lease Liabilities	Classification	As of December 31, 2020	As of December 31, 2019
Current:
Operating	Accrued expenses	$43.5	$42.3
Finance	Other current liabilities	3.0	4.5

Noncurrent:
Operating	Operating lease liabilities	125.9	148.6
Finance	Other noncurrent liabilities	9.8	12.0
Total leased liabilities		$182.2	$207.4
____________________________________
(1) Finance lease assets are recorded net of accumulated depreciation of $15.6 million and $15.2 million as of December 31, 2020 and 2019, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Total lease cost for 2020 and 2019 are set forth below (in millions):

	Classification	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost	Selling, general and administrative expenses	$54.0	$55.0
Variable lease cost	Selling, general and administrative expenses	1.7	0.6
Short-term lease cost	Selling, general and administrative expenses	11.0	8.1
Finance lease cost:
Amortization of leased assets	Depreciation expense(1)	3.7	4.7
Interest on leased liabilities	Interest expense, net	0.6	0.7
Total lease cost		$71.0	$69.1
____________________________________
(1) Depreciation expense was included in both cost of sales and selling, general and administrative expenses.

    Lease payment amounts for operating and finance leases with remaining terms greater than one year as of December 31, 2020 were as follows (in millions):

	December 31, 2020
	Operating Leases	Finance Leases
2021	$47.6	$3.3
2022	37.7	1.4
2023	28.6	1.1
2024	18.9	0.8
2025	13.6	0.6
Thereafter	44.5	9.1
Total lease payments	190.9	16.3
Less: imputed interest(1)	(21.5)	(3.5)
Present value of leased liabilities	$169.4	$12.8
____________________________________
(1) Calculated using the implicit interest rate for each lease.

    Lease payment amounts for operating and finance leases with remaining terms greater than one year as of December 31, 2019 were as follows (in millions):

	December 31, 2019
	Operating Leases	Finance Leases
2020	$48.3	$4.8
2021	40.8	2.7
2022	31.5	1.2
2023	24.1	0.9
2024	16.7	0.6
Thereafter	61.6	8.7
Total lease payments	223.0	18.9
Less: imputed interest(1)	(32.1)	(2.4)
Present value of leased liabilities	$190.9	$16.5
____________________________________
(1) Calculated using the implicit interest rate for each lease.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table summarizes the weighted-average remaining lease term and weighted-average discount rate:

	As of December 31, 2020	As of December 31, 2019
Weighted-average remaining lease term:
Operating leases	7 years	7 years
Finance leases	15 years	14 years

Weighted-average discount rate:
Operating leases	3.5%	4.1%
Finance leases	2.7%	2.9%

    The following table summarizes the supplemental cash flow information for 2020 and 2019 (in millions):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$54.1	$51.9
Operating cash flows from finance leases	0.4	0.6
Financing cash flows from finance leases	3.8	5.3

Leased assets obtained in exchange for lease obligations:
Operating leases	$30.8	$34.8
Finance leases	0.9	1.5

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

Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2020, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

    Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Based on this assessment, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on the criteria referred to above.

    The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2020. KPMG LLP’s report on internal control over financial reporting is set forth below.

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

Opinion on Internal Control Over Financial Reporting

    We have audited AGCO Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II — Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/  KPMG LLP

Atlanta, Georgia
February 26, 2021

Item 9B.    Other Information

    None.

PART III
    The information called for by Items 10, 11, 12, 13 and 14, if any, will be contained in our Proxy Statement for the 2021 Annual Meeting of Stockholders, which we intend to file in March 2021.

Item 10        Directors, Executive Officers and Corporate Governance

    The information with respect to directors and committees required by this Item set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders in the sections entitled “Proposal Number 1 — Election of Directors” and “Board of Directors and Corporate Governance” is incorporated herein by reference. The information with respect to executive officers required by this Item set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders in the section entitled “Executive Compensation” is incorporated herein by reference.

    See the information under the heading “Available Information” set forth in Part I of this Form 10-K. The code of conduct referenced therein applies to our principal executive officer, principal financial officer, principal accounting officer and controller and the persons performing similar functions.

Item 11.        Executive Compensation

    The information with respect to executive compensation and its establishment required by this Item set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders in the sections entitled “Board of Directors and Corporate Governance,” “2020 CEO Pay Ratio,” “Executive Compensation” and “Compensation Committee Report” is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Securities Authorized for Issuance Under Equity Compensation Plans

    AGCO maintains its Plan pursuant to which we may grant equity awards to eligible persons. For additional information, see Note 9, “Stock Incentive Plan,” in the Notes to Consolidated Financial Statements included in this filing. The following table gives information about equity awards under our Plan.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Awards Under the Plans	Weighted-Average Exercise Price of Outstanding Awards Under the Plans	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	1,129,389	$66.22	3,853,244
Equity compensation plans not approved by security holders	—	—	—
Total	1,129,389	$66.22	3,853,244

(b)Security Ownership of Certain Beneficial Owners and Management

    The information required by this Item set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders in the section entitled “Principal Holders of Common Stock” is incorporated herein by reference.

Item 13.        Certain Relationships and Related Party Transactions, and Director Independence

    The information required by this Item set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders in the section entitled “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

Item 14.        Principal Accounting Fees and Services

    The information required by this Item set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders in the sections entitled “Audit Committee Report” and “Board of Directors and Corporate Governance” is incorporated herein by reference.

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

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
3.1	Certificate of Incorporation	June 30, 2002, Form 10-Q, Exhibit 3.1
3.2	Amended and Restated By-Laws	January 21, 2021, Form 8-K, Exhibit 3.1
4.1	Description of Securities	Filed herewith
10.1	2006 Long-Term Incentive Plan*	September 30, 2017, Form 10-Q, Exhibit 10.5
10.2	2006 Form of Stock Appreciation Rights Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.4
10.3	2019 Form of Stock Appreciation Rights Agreement*	January 22, 2019, Form 8-K, Exhibit 10.2
10.4	2018 Form of Restricted Stock Units Agreement*	June 30, 2018, Form 10-Q, Exhibit 10.1
10.5	2019 Form of Restricted Stock Units Agreement*	January 22, 2019, Form 8-K, Exhibit 10.1
10.6	2021 Form of Performance Share Agreement*	January 21, 2021, Form 8-K, Exhibit 10.1
10.7	Amended and Restated Management Incentive Program*	June 30, 2019, Form 10-Q, Exhibit 10.3
10.8	Amended and Restated Executive Nonqualified Pension Plan*	June 30, 2019, Form 10-Q, Exhibit 10.2
10.9	Executive Nonqualified Defined Contribution Plan*	December 31, 2015, Form 10-K, Exhibit 10.9
10.10	Employment and Severance Agreement with Martin Richenhagen*	December 31, 2009, Form 10-K, Exhibit 10.12
10.11	Employment and Severance Agreement with Andrew H. Beck*	March 31, 2010, Form 10-Q, Exhibit 10.2
10.12	Employment and Severance Agreement with Eric P. Hansotia*	December 16, 2020, Form 8-K, Exhibit 10.1
10.13	Employment and Severance Agreement with Robert B. Crain*	December 31, 2017, Form 10-K, Exhibit 10.13
10.14	Employment and Severance Agreement with Hans-Bernd Veltmaat*	December 31, 2009, Form 10-K, Exhibit 10.17
10.15	Debt Agreement dated December 18, 2014	December 31, 2014, Form 10-K, Exhibit 10.15

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
10.16	Credit Agreement dated as of October 17, 2018	September 30, 2018, Form 10-Q, Exhibit 10.1
10.17	Amendment, dated as of April 9, 2020, to the Credit Agreement dated as of October 17, 2018	April 13, 2020, Form 8-K, Exhibit 10.1
10.18	Letter Agreement, dated November 5, 2015, between AGCO International GmbH and TAFE International LLC, Turkey and Tractors and Farm Equipment Limited	September 30, 2015, Form 10-Q, Exhibit 10.1
10.19	Amended and Restated Letter Agreement, dated April 24, 2019, between AGCO Corporation and Tractors and Farm Equipment Limited	March 31, 2019, Form 10-Q, Exhibit 10.1
10.20	Farm and Machinery Distributor Agreement, dated January 1, 2012, between AGCO International GmbH and Tractors and Farm Equipment Limited	September 4, 2014, Form 8-K, Exhibit 10.2
10.21	Letter Agreement, dated August 3, 2007, between AGCO Corporation and Tractors and Farm Equipment Limited	September 4, 2014, Form 8-K, Exhibit 10.3
10.22	Letter Agreement for Far East Markets, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.1
10.23	Letter Agreement for Mexico, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.2
10.24	Letter Agreement for Australia/New Zealand, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.3
10.25	Amendment to the Letter Agreement for Africa, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.4
10.26	Current Director Compensation*	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
24.1	Powers of Attorney	Filed herewith
31.1	Certification of Eric P. Hansotia	Filed herewith
31.2	Certification of Andrew H. Beck	Filed herewith
32.1	Certification of Eric P. Hansotia and Andrew H. Beck	Filed herewith

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
101	The following audited financial information from this Annual Report on Form 10-K for the year ended December 31, 2020, are formatted in Inline XBRL:
(i) Consolidated Statements of Operations;
(ii) Consolidated Statements of Comprehensive Income (Loss);
(iii) Consolidated Balance Sheets;
(iv) Consolidated Statements of Stockholders' Equity;
(v) Consolidated Statements of Cash Flows; and
	(vi) Notes to Consolidated Financial Statements.	Filed herewith
104	Cover Page Interactive Data File - the cover page from this Annual Report on Form 10-K for the year ended December 31, 2020 is formatted in Inline XBRL	Filed herewith

Item 16.        Form 10-K Summary

    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGCO Corporation

		By:	/s/ ERIC P. HANSOTIA
Eric P. Hansotia
Dated:	February 26, 2021		Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

	Signature	Title	Date
	/s/ ERIC P. HANSOTIA	Chairman of the Board, President and Chief Executive Officer	February 26, 2021
Eric P. Hansotia
	/s/ ANDREW H. BECK	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2021
Andrew H. Beck
	/s/ LARA T. LONG	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021
Lara T. Long
	/s/ ROY V. ARMES *	Director	February 26, 2021
Roy V. Armes
	/s/ MICHAEL C. ARNOLD *	Director	February 26, 2021
Michael C. Arnold
	/s/ SONDRA L. BARBOUR *	Director	February 26, 2021
Sondra L. Barbour
	/s/ P. GEORGE BENSON *	Director	February 26, 2021
P. George Benson
	/s/ SUZANNE P. CLARK *	Director	February 26, 2021
Suzanne P. Clark
	/s/ BOB DE LANGE *	Director	February 26, 2021
Bob De Lange
	/s/ WOLFGANG DEML *	Director	February 26, 2021
Wolfgang Deml
	/s/ WOLFGANG KIRSCH *	Director	February 26, 2021
Wolfgang Kirsch
	/s/ GEORGE E. MINNICH *	Director	February 26, 2021
George E. Minnich
	/s/ GERALD L. SHAHEEN *	Director	February 26, 2021
Gerald L. Shaheen
	/s/ MALLIKA SRINIVASAN *	Director	February 26, 2021
Mallika Srinivasan
	/s/ MATTHEW TSIEN *	Director	February 26, 2021
Matthew Tsien

*By:	/s/ ANDREW H. BECK		February 26, 2021
Andrew H. Beck
Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 15 (A)(2)
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2020

SCHEDULE II

AGCO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged to Costs and Expenses	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2020
Allowances for doubtful accounts	$28.8	$—	$14.5	$(6.8)	$(0.1)	$36.4
Year ended December 31, 2019
Allowances for doubtful accounts	$31.7	$—	$5.8	$(8.3)	$(0.4)	$28.8
Year ended December 31, 2018
Allowances for doubtful accounts	$38.7	$—	$6.4	$(11.4)	$(2.0)	$31.7

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Reversal of Accrual	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2020
Accruals of severance, relocation and other closure costs	$4.8	$17.6	$(0.4)	$(5.1)	$(0.1)	$16.8
Year ended December 31, 2019
Accruals of severance, relocation and other closure costs	$7.1	$6.1	$(0.7)	$(7.3)	$(0.4)	$4.8
Year ended December 31, 2018
Accruals of severance, relocation and other closure costs	$10.9	$13.8	$(2.1)	$(14.4)	$(1.1)	$7.1

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged to Costs and Expenses(1)	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2020
Deferred tax valuation allowance	$169.1	$0.9	$28.7	$—	$(17.7)	$181.0
Year ended December 31, 2019
Deferred tax valuation allowance	$83.9	$—	$87.1	$—	$(1.9)	$169.1
Year ended December 31, 2018
Deferred tax valuation allowance	$81.9	$—	$6.3	$—	$(4.3)	$83.9

(1) Amounts (credited) charged through other comprehensive income during the years ended December 31, 2020, 2019 and 2018 were $(12.4) million, $(2.5) million and $18.3 million, respectively.