Form 10-Q
period 2021-06-30
AGCO CORP /DE
filed 2021-08-06
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 2, 2021, there were 75,385,755 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$500.2	$1,119.1
Accounts and notes receivable, net	1,099.0	856.0
Inventories, net	2,667.0	1,974.4
Other current assets	462.0	418.9
Total current assets	4,728.2	4,368.4
Property, plant and equipment, net	1,474.6	1,508.5
Right-of-use lease assets	156.9	165.1
Investment in affiliates	475.4	442.7
Deferred tax assets	118.8	77.6
Other assets	197.6	179.8
Intangible assets, net	417.5	455.6
Goodwill	1,294.3	1,306.5
Total assets	$8,863.3	$8,504.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$315.7	$325.9
Short-term borrowings	55.8	33.8
Accounts payable	1,141.2	855.1
Accrued expenses	1,882.6	1,916.7
Other current liabilities	224.0	231.3
Total current liabilities	3,619.3	3,362.8
Long-term debt, less current portion and debt issuance costs	1,206.4	1,256.7
Operating lease liabilities	117.7	125.9
Pension and postretirement health care benefits	219.8	253.4
Deferred tax liabilities	115.0	112.4
Other noncurrent liabilities	420.3	375.0
Total liabilities	5,698.5	5,486.2
Commitments and contingencies (Note 17.)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2021 and 2020	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 75,385,755 and 74,962,231 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	0.8	0.8
Additional paid-in capital	11.7	30.9
Retained earnings	4,864.1	4,759.1
Accumulated other comprehensive loss	(1,738.3)	(1,810.8)
Total AGCO Corporation stockholders’ equity	3,138.3	2,980.0
Noncontrolling interests	26.5	38.0
Total stockholders’ equity	3,164.8	3,018.0
Total liabilities and stockholders’ equity	$8,863.3	$8,504.2
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended June 30,
	2021	2020
Net sales	$2,879.3	$2,006.8
Cost of goods sold	2,186.9	1,574.1
Gross profit	692.4	432.7
Selling, general and administrative expenses	276.3	219.5
Operating expenses:
Engineering expenses	107.2	75.8
Amortization of intangibles	14.2	14.9
Goodwill impairment charge	—	20.0
Restructuring expenses	4.7	3.8
Bad debt (credit) expense	(0.3)	1.4
Income from operations	290.3	97.3
Interest expense, net	2.2	6.1
Other expense, net	14.6	10.0
Income before income taxes and equity in net earnings of affiliates	273.5	81.2
Income tax provision	7.7	31.3
Income before equity in net earnings of affiliates	265.8	49.9
Equity in net earnings of affiliates	18.6	10.1
Net income	284.4	60.0
Net (income) loss attributable to noncontrolling interests	(1.6)	9.7
Net income attributable to AGCO Corporation and subsidiaries	$282.8	$69.7
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$3.74	$0.93
Diluted	$3.73	$0.93
Cash dividends declared and paid per common share	$4.17	$0.16
Weighted average number of common and common equivalent shares outstanding:
Basic	75.5	74.9
Diluted	75.9	75.2
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Six Months Ended June 30,
	2021	2020
Net sales	$5,258.0	$3,935.1
Cost of goods sold	3,995.1	3,051.9
Gross profit	1,262.9	883.2
Selling, general and administrative expenses	536.9	467.1
Operating expenses:
Engineering expenses	203.5	160.7
Amortization of intangibles	31.7	29.9
Goodwill impairment charge	—	20.0
Restructuring expenses	6.0	4.6
Bad debt (credit) expense	(0.7)	3.2
Income from operations	485.5	197.7
Interest expense, net	5.6	9.5
Other expense, net	26.1	22.5
Income before income taxes and equity in net earnings of affiliates	453.8	165.7
Income tax provision	51.3	60.7
Income before equity in net earnings of affiliates	402.5	105.0
Equity in net earnings of affiliates	33.3	21.3
Net income	435.8	126.3
Net (income) loss attributable to noncontrolling interests	(2.2)	8.1
Net income attributable to AGCO Corporation and subsidiaries	$433.6	$134.4
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$5.75	$1.79
Diluted	$5.71	$1.78
Cash dividends declared and paid per common share	$4.33	$0.32
Weighted average number of common and common equivalent shares outstanding:
Basic	75.4	75.1
Diluted	75.9	75.6
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in millions)

	Three Months Ended June 30,
	2021	2020
Net income	$284.4	$60.0
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	80.8	(30.3)
Defined benefit pension plans, net of tax	(6.0)	3.4
Deferred gains and losses on derivatives, net of tax	5.6	(4.4)
Other comprehensive income (loss), net of reclassification adjustments	80.4	(31.3)
Comprehensive income	364.8	28.7
Comprehensive (income) loss attributable to noncontrolling interests	(2.4)	7.2
Comprehensive income attributable to AGCO Corporation and subsidiaries	$362.4	$35.9

	Six Months Ended June 30,
	2021	2020
Net income	$435.8	$126.3
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	33.5	(245.1)
Defined benefit pension plans, net of tax	29.1	6.9
Deferred gains and losses on derivatives, net of tax	10.3	5.0
Other comprehensive income (loss), net of reclassification adjustments	72.9	(233.2)
Comprehensive income (loss)	508.7	(106.9)
Comprehensive (income) loss attributable to noncontrolling interests	(2.6)	11.3
Comprehensive income (loss) attributable to AGCO Corporation and subsidiaries	$506.1	$(95.6)
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$435.8	$126.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	109.9	102.3
Amortization of intangibles	31.7	29.9
Stock compensation expense	15.2	12.7
Goodwill impairment charge	—	20.0
Equity in net earnings of affiliates, net of cash received	(32.6)	(20.7)
Deferred income tax (benefit) provision	(65.5)	2.8
Other	9.2	11.2
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(265.5)	(181.0)
Inventories, net	(721.5)	(210.6)
Other current and noncurrent assets	(73.3)	(62.3)
Accounts payable	320.5	(60.9)
Accrued expenses	(0.8)	(67.9)
Other current and noncurrent liabilities	112.0	76.6
Total adjustments	(560.7)	(347.9)
Net cash used in operating activities	(124.9)	(221.6)
Cash flows from investing activities:
Purchases of property, plant and equipment	(120.6)	(117.5)
Proceeds from sale of property, plant and equipment	2.4	0.5
Investments in unconsolidated affiliates	(1.0)	(3.1)
(Purchase) sale of businesses, net of cash acquired	5.4	—
Other	(2.4)	—
Net cash used in investing activities	(116.2)	(120.1)
Cash flows from financing activities:
Proceeds from indebtedness	909.4	1,136.5
Repayments of indebtedness	(905.4)	(708.9)
Purchases and retirement of common stock	—	(55.0)
Payment of dividends to stockholders	(328.6)	(24.0)
Payment of minimum tax withholdings on stock compensation	(33.6)	(16.1)
Payment of debt issuance costs	—	(1.4)
Distributions to noncontrolling interest	(3.5)	—
Net cash (used in) provided by financing activities	(361.7)	331.1
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(16.1)	(17.8)
Decrease in cash, cash equivalents and restricted cash	(618.9)	(28.4)
Cash, cash equivalents and restricted cash, beginning of period	1,119.1	432.8
Cash, cash equivalents and restricted cash, end of period	$500.2	$404.4
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

    The Company cannot predict the future impact of the COVID-19 pandemic on its business, including any related impacts of the increased volatility in global economic and political environments, uncertain market demand for its products, supply chain disruptions, possible workforce unavailability, exchange rate and commodity price volatility and availability of financing, and their impact to the Company’s net sales, production volumes, costs and overall financial condition and available funding.

Recently Adopted Accounting Pronouncements
    During the six months ended June 30, 2021, the Company adopted the following pronouncements, which did not have a material impact to the Company’s results of operations, financial condition and cash flows.
•ASU 2019-12 – “Simplifying the Accounting for Income Taxes” was adopted as of January 1, 2021.
•ASU 2021-01 – “Reference Rate Reform: Scope” was adopted as of January 1, 2021.

New Accounting Pronouncements to be Adopted
    In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326):Measurement of Credit Losses on Financial Instruments”, which requires measurement and recognition of expected versus incurred credit losses for financial assets. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which delays the effective date of ASU 2016-13 for smaller reporting companies and other non-SEC reporting entities. This applies to the Company’s equity method finance joint ventures, who are now required to adopt ASU 2016-13 for annual periods beginning after December 15, 2022 and interim periods within those annual periods. The standard, and its subsequent modification, will likely impact the results of operations and financial condition of the Company’s finance joint ventures. Therefore, adoption of the standard by the Company’s finance joint ventures likely will impact the Company’s “Investment in affiliates” and “Equity in net earnings of affiliates.” The Company’s finance joint ventures currently are evaluating the impact of ASU 2016-13 to their results of operations and financial condition.

2.    RESTRUCTURING EXPENSES

    In recent years, the Company has announced and initiated several actions to rationalize employee headcount in various manufacturing facilities and administrative offices located in the U.S., Europe, South America, Africa and China in order to reduce costs in response to softening global demand. Restructuring expenses activity during the three and six months ended June 30, 2021 is summarized as follows (in millions):

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Employee Severance	Facility Closure Costs	Other Related Closure Costs	Total
Balance as of December 31, 2020	$11.1	$3.9	$1.8	$16.8
First quarter 2021 provision	1.3	—	—	1.3
First quarter 2021 cash activity	(2.3)	(3.9)	—	(6.2)
Foreign currency translation	(0.1)	—	(0.2)	(0.3)
Balance as of March 31, 2021	$10.0	$—	$1.6	$11.6
Second quarter 2021 provision	3.9	—	1.5	5.4
Second quarter 2021 cash activity	(1.9)	—	(0.7)	(2.6)
Second quarter 2021 provision reversal	(0.7)	—	—	(0.7)
Foreign currency translation	—	—	0.2	0.2
Balance as of June 30, 2021	$11.3	$—	$2.6	$13.9

3.    STOCK COMPENSATION PLANS

    The Company recorded stock compensation expense as follows for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of goods sold	$0.3	$0.3	$0.6	$0.4
Selling, general and administrative expenses	8.2	10.1	14.7	12.6
Total stock compensation expense	$8.5	$10.4	$15.3	$13.0

Stock Incentive Plan

    Under the Company’s Long-Term Incentive Plan (the “Plan”), up to 10,000,000 shares of AGCO common stock may be issued. As of June 30, 2021, of the 10,000,000 shares reserved for issuance under the Plan, approximately 3,859,466 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The Plan allows the Company, under the direction of the Board of Directors’ Talent and Compensation Committee, to make grants of performance shares, stock appreciation rights, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Long-Term Incentive Plan and Related Performance Awards

    The weighted average grant-date fair value of performance awards granted under the Plan during the six months ended June 30, 2021 and 2020 was $123.26 and $70.84, respectively.

    During the six months ended June 30, 2021, the Company granted 269,508 performance awards related to varying performance periods. The awards granted assume the maximum target levels of performance are achieved. The compensation expense associated with all awards granted under the Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved. The 2021 grant of performance award shares is subject to a total shareholder return modifier.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Performance award transactions during the six months ended June 30, 2021 are presented as if the Company were to achieve its maximum levels of performance and assume the 2021 performance awards subject to the total shareholder return modifier are achieved at target levels under the plan awards, and were as follows:

Shares awarded but not earned at January 1	582,952
Shares awarded	269,508
Shares forfeited	(8,760)
Shares earned	(142)
Shares awarded but not earned at June 30	843,558

    As of June 30, 2021, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was approximately $35.3 million, and the weighted average period over which it is expected to be recognized is approximately two years. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

Restricted Stock Unit Awards

The weighted average grant-date fair value of the restricted stock units ("RSUs") granted under the Plan during the six months ended June 30, 2021 and 2020 was $113.63 and $70.83, respectively.

During the six months ended June 30, 2021, the Company granted 89,892 RSU awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. The 2020 grant of RSU’s to certain executives had a three-year cliff vesting requirement subject to adjustment based on total shareholders return metric relative to the Company's defined peer group. The compensation expense associated with these awards is being amortized ratably over the requisite service period for the awards that are expected to vest.

RSU transactions during the six months ended June 30, 2021 assume the 2020 RSUs subject to the total shareholder return modifier are achieved at target levels, and were as follows:

RSUs awarded but not vested at January 1	143,287
RSUs awarded	89,892
RSUs forfeited	(1,615)
RSUs vested	(63,397)
RSUs awarded but not vested at June 30	168,167

    As of June 30, 2021, the total compensation cost related to the unvested RSUs not yet recognized was approximately $12.0 million, and the weighted average period over which it is expected to be recognized is approximately one and one-half years.

Stock-Settled Appreciation Rights

    The compensation expense associated with the stock-settled appreciation rights (“SSARs”) is amortized ratably over the requisite service period for the awards that are expected to vest. The Company estimates the fair value of the grants using the Black-Scholes option pricing model. SSAR transactions during the six months ended June 30, 2021 were as follows:

SSARs outstanding at January 1	403,150
SSARs granted	—
SSARs exercised	(173,243)
SSARs canceled or forfeited	(754)
SSARs outstanding at June 30	229,153

    The Company did not grant any SSARs during the six months ended June 30, 2021, and does not currently anticipate granting any SSARs in the future. As of June 30, 2021, the total compensation cost related to the unvested SSARs not yet

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

recognized was approximately $1.3 million, and the weighted average period over which it is expected to be recognized is approximately two years.

Director Restricted Stock Grants

    The Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The 2021 grant was made on April 22, 2021 and equated to 9,117 shares of common stock, of which 7,899 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.4 million during the six months ended June 30, 2021 associated with these grants.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill during the six months ended June 30, 2021 are summarized as follows (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Balance as of December 31, 2020	$593.4	$87.5	$501.3	$124.3	$1,306.5
Foreign currency translation	0.2	3.4	(13.5)	(2.3)	(12.2)
Balance as of June 30, 2021	$593.6	$90.9	$487.8	$122.0	$1,294.3

    Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year. As of June 30, 2020, the Company concluded there were indicators of impairment during the three months ended June 30, 2020 related to one of its smaller reporting units, which is a 50%-owned tillage and seeding joint venture. As a result, an impairment of the entire goodwill balance of this reporting unit was necessary as of June 30, 2020. During the three months ended June 30, 2020, a non-cash impairment charge of approximately $20.0 million was recorded as "Impairment charges" within the Company's Condensed Consolidated Statements of Operations, with an offsetting benefit of approximately $10.0 million included within "Net loss attributable to noncontrolling interests." During the three months ended June 30, 2021, the Company sold its 50% interest in the joint venture.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Changes in the carrying amount of acquired intangible assets during the six months ended June 30, 2021 are summarized as follows (in millions):

Gross carrying amounts:	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Balance as of December 31, 2020	$206.0	$585.4	$158.0	$9.1	$958.5
Sale of business	(1.3)	(4.4)	(17.1)	—	(22.8)
Foreign currency translation	(2.1)	(2.7)	(2.6)	0.1	(7.3)
Balance as of June 30, 2021	$202.6	$578.3	$138.3	$9.2	$928.4

Accumulated amortization:	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Balance as of December 31, 2020	$95.4	$390.3	$103.2	$3.4	$592.3
Amortization expense	5.0	18.6	8.0	0.1	31.7
Sale of business	(1.3)	(4.4)	(15.2)	—	(20.9)
Foreign currency translation	(0.5)	(1.6)	(2.0)	0.1	(4.0)
Balance as of June 30, 2021	$98.6	$402.9	$94.0	$3.6	$599.1

Indefinite-lived intangible assets:	Trademarks and Tradenames
Balance as of December 31, 2020	$89.4
Foreign currency translation	(1.2)
Balance as of June 30, 2021	$88.2

The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from five to 50 years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

5.    INDEBTEDNESS

    Long-term debt consisted of the following at June 30, 2021 and December 31, 2020 (in millions):

	June 30, 2021	December 31, 2020
Senior term loan due 2022	$178.1	$184.0
Credit facility, expires 2023	260.0	277.9
1.002% Senior term loan due 2025	296.8	306.7
Senior term loans due between 2021 and 2028	779.9	806.0
Other long-term debt	9.1	10.5
Debt issuance costs	(1.8)	(2.5)
	1,522.1	1,582.6
Senior term loans due 2021, net of debt issuance costs	(313.4)	(323.6)
Current portion of other long-term debt	(2.3)	(2.3)
Total long-term indebtedness, less current portion	$1,206.4	$1,256.7

Senior Term Loan Due 2022

    In October 2018, the Company entered into a term loan agreement with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) in the amount of €150.0 million (or approximately $178.1 million as of June 30, 2021). The Company is permitted to prepay the term loan before its maturity date of October 28, 2022. Interest is payable on the term loan quarterly in arrears at an annual rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating.

Credit Facility

    In October 2018, the Company entered into a multi-currency revolving credit facility of $800.0 million. The credit facility expires on October 17, 2023. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on the Company’s credit rating. As of June 30, 2021 the Company had $260.0 million outstanding borrowings under the revolving credit facility and had the ability to borrow approximately $540.0 million under the revolving credit facility. As of December 31, 2020 the Company had no outstanding borrowings under the revolving credit facility and had the ability to borrow approximately $800.0 million under the facility.

    On April 9, 2020, the Company entered into an amendment to its credit facility to include incremental term loans (“2020 term loans”) that allow the Company to borrow aggregate principal amounts of €235.0 million and $267.5 million (or an aggregate of approximately $546.5 million as of June 30, 2021). Amounts can be drawn incrementally at any time prior to maturity, but must be drawn down proportionately. Amounts drawn must be in a minimum principal amount of $100.0 million and integral multiples of $50.0 million in excess thereof. Once amounts have been repaid, those amounts are not permitted to be re-drawn. The maturity date of the 2020 term loans is April 8, 2022. Interest accrues on amounts outstanding under the 2020 term loans, at the Company's option, at either (1) LIBOR plus a margin based on the Company's credit rating ranging from 1.125% to 2.125% until April 8, 2021 and ranging from 1.375% to 2.375% thereafter, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin based on the Company’s credit rating ranging from 0.125% to 1.375% until April 8, 2021 and ranging from 0.375% to 1.375% thereafter. The 2020 term loans contain covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. On April 15, 2020, the Company borrowed €117.5 million and $133.8 million of 2020 term loans. The Company simultaneously repaid €100.0 million (or approximately $108.7 million) of its revolving credit facility from the borrowings received. There were no other borrowings on the 2020 term loans subsequent to the initial borrowings in April 2020. On February 16, 2021, the Company repaid the 2020 term loans of €117.5 million and $133.8 million (or an aggregate of

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

approximately $276.0 million as of February 16, 2021). As of June 30, 2021, the Company had the ability to borrow €117.5 million and $133.7 million (or an aggregate of approximately $273.2 million) of the 2020 term loans.

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

1.002% Senior Term Loan Due 2025

    On January 25, 2019, the Company borrowed €250.0 million (or approximately $296.8 million as of June 30, 2021) from the European Investment Bank. The loan matures on January 24, 2025. The Company is permitted to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears.

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

    In aggregate, the Company has indebtedness of €657.0 million (or approximately $779.9 million as of June 30, 2021) through this group of twelve remaining related term loan agreements. The provisions of the term loan agreements are substantially identical, with the exception of interest rate terms and maturities. The Company is permitted to prepay the term loans before their maturity dates. For the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 0.70% to 2.26% and maturity dates between August 2021 and August 2028. For the term loans with a floating interest rate, interest is payable in arrears on a semi-annual basis, with interest rates based on the EURIBOR plus a margin ranging from 0.70% to 1.25% and maturity dates between August 2021 and August 2025.

Short-Term Borrowings

    As of June 30, 2021 and December 31, 2020, the Company had short-term borrowings due within one year of approximately $55.8 million and $33.8 million, respectively.

Standby Letters of Credit and Similar Instruments

    The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At June 30, 2021 and December 31, 2020, outstanding letters of credit totaled approximately $14.6 million and $14.4 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

6.    RECOVERABLE INDIRECT TAXES

    The Company’s Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from the Company’s sales in the Brazilian market. The Company regularly assesses the recoverability of these tax credits, and establishes reserves when necessary against them, through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from the Company’s ongoing operations. The Company believes that these tax credits, net of established reserves, are realizable. The Company had recorded approximately $114.9 million and $91.2 million, respectively, of VAT tax credits, net of reserves, as of June 30, 2021 and December 31, 2020.

7.    INVENTORIES

    Inventories at June 30, 2021 and December 31, 2020 were as follows (in millions):

	June 30, 2021	December 31, 2020
Finished goods	$778.6	$641.3
Repair and replacement parts	706.2	652.3
Work in process	424.3	175.1
Raw materials	757.9	505.7
Inventories, net	$2,667.0	$1,974.4

8.    PRODUCT WARRANTY

    The warranty reserve activity for the three and six months ended June 30, 2021 and 2020, including deferred revenue associated with the Company's extended warranties that have been sold, was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$542.0	$384.6	$521.8	$392.8
Accruals for warranties issued during the period	76.8	57.6	170.1	113.9
Settlements made (in cash or in kind) during the period	(47.4)	(38.2)	(102.7)	(87.6)
Foreign currency translation	7.9	5.0	(9.9)	(10.1)
Balance at June 30	$579.3	$409.0	$579.3	$409.0

    The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $482.2 million, $431.6 million and $334.3 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively. Approximately $97.1 million, $90.2 million and $74.7 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2021, December 31, 2020, and June 30, 2020, respectively.

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

    A reconciliation of net income attributable to AGCO Corporation and subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three and six months ended June 30, 2021 and 2020 is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$282.8	$69.7	$433.6	$134.4
Weighted average number of common shares outstanding	75.5	74.9	75.4	75.1
Basic net income per share attributable to AGCO Corporation and subsidiaries	$3.74	$0.93	$5.75	$1.79
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$282.8	$69.7	$433.6	$134.4
Weighted average number of common shares outstanding	75.5	74.9	75.4	75.1
Dilutive SSARs, performance share awards and RSUs	0.4	0.3	0.5	0.5
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	75.9	75.2	75.9	75.6
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$3.73	$0.93	$5.71	$1.78

    There were no SSARs outstanding for the three and six months ended June 30, 2021 that had an antidilutive impact. SSARs to purchase approximately 0.7 million shares of the Company's common stock for both three and six months ended June 30, 2020 were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

10.    INCOME TAXES

At June 30, 2021 and December 31, 2020, the Company had approximately $251.1 million and $227.9 million, respectively, of gross unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. Gross unrecognized income tax benefits as of June 30, 2021 and December 31, 2020 exclude certain indirect favorable effects that relate to other tax jurisdictions of approximately $63.7 million and $64.1 million, respectively. At June 30, 2021 and December 31, 2020, the Company had approximately $54.9 million and $57.1 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months, reflected in “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheets. At June 30, 2021 and December 31, 2020, the Company had approximately $193.4 million and $163.8 million, respectively, of accrued taxes and approximately $2.8 million and $7.0 million, respectively, of deferred taxes related to uncertain tax positions that it expects to settle or pay beyond 12 months, reflected in “Other noncurrent liabilities” and “Deferred tax liabilities,” respectively, in the Company’s Condensed Consolidated Balance Sheets. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At June 30, 2021 and December 31, 2020, the Company had accrued interest and penalties related to unrecognized tax benefits of approximately $41.6 million and $39.4 million, respectively. Generally, tax years 2015 through 2020 remain open to examination by taxing authorities in the United States and certain other foreign tax jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in the United States and in various state, local and foreign jurisdictions. As of June 30, 2021, a number of income tax examinations in foreign jurisdictions are ongoing.

During the three months ended June 30, 2021, the Company’s income tax provision includes the benefit of a reversal of approximately $67.8 million related to a valuation allowance previously established against the Company’s net deferred tax

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

assets in the United States. Improvements in income in the United States during 2020 and year-to-date 2021, along with updated future projected income levels, supported the reversal of the valuation allowance.

The Company maintains a valuation allowance to fully reserve against its net deferred tax assets Brazil and certain other foreign jurisdictions. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company regularly assesses the likelihood that its deferred tax assets will be recovered from estimated future taxable income and available tax planning strategies and has determined that all adjustments to the valuation allowances have been appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize its remaining net deferred tax assets, net of the valuation allowance, in future years.

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

    During 2021 and 2020, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was approximately $382.0 million and $395.8 million as of June 30, 2021 and December 31, 2020, respectively.

Steel Commodity Contracts

    During 2021 and 2020, the Company designated certain steel commodity contracts as cash flow hedges of expected future purchases of steel. The total notional value of derivatives that were designated as cash flow hedges was approximately $16.5 million and $14.7 million as of June 30, 2021 and December 31, 2020, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following tables summarize the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and net income during the three and six months ended June 30, 2021 and 2020 (in millions):

		Recognized in Net Income
Three Months Ended June 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2021
Foreign currency contracts(1)	$(0.8)	Cost of goods sold	$(2.4)	$2,186.9
Commodity contracts(2)	5.9	Cost of goods sold	1.9	$2,186.9
Total	$5.1		$(0.5)
2020
Foreign currency contracts	$(1.3)	Cost of goods sold	$3.1	$1,574.1

		Recognized in Net Income
Six Months Ended June 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2021
Foreign currency contracts(1)	$(7.6)	Cost of goods sold	$(6.1)	$3,995.1
Commodity contracts(2)	13.7	Cost of goods sold	1.9	$3,995.1
Total	$6.1		$(4.2)
2020
Foreign currency contracts	$8.2	Cost of goods sold	$3.2	$3,051.9
(1) The outstanding contracts as of June 30, 2021 range in maturity through December 2021.
(2) The outstanding contracts as of June 30, 2021 range in maturity through January 2022.

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the six months ended June 30, 2021 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2020	$(3.0)	$(0.5)	$(2.5)
Net changes in fair value of derivatives	9.6	3.5	6.1
Net losses reclassified from accumulated other comprehensive loss into income	5.0	0.8	4.2
Accumulated derivative net gains as of June 30, 2021	$11.6	$3.8	$7.8

As of June 30, 2021, approximately $0.5 million of derivative net losses and approximately $5.0 million of derivatives net gains, before taxes, remain in accumulated other comprehensive loss held by the Company related to foreign currency contracts and commodity contracts, respectively, as the inventory associated with the losses and gains had not yet been sold.

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

    On January 29, 2021, the Company entered into a new cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap has an expiration date of January 29, 2028. At maturity of the cross currency swap contract, the Company will deliver the notional amount of approximately €247.9 million (or approximately $294.3 million as of June 30, 2021) and will receive $300.0 million from the counterparties. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until the maturity of the cross currency swap.

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

    The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	June 30, 2021	December 31, 2020
Cross currency swap contract	$300.0	$300.0

    The following table summarizes the after-tax impact of changes in the fair value of the instrument designated as a net investment hedge during the three and six months ended June 30, 2021 and 2020 (in millions):

	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Three Months Ended		Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cross currency swap contract	$3.8	$(5.8)	$(0.3)	$1.5
Foreign currency denominated debt	—	1.1	—	1.7

Derivative Transactions Not Designated as Hedging Instruments

    During 2021 and 2020, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments. Gains and losses on such

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of June 30, 2021 and December 31, 2020, the Company had outstanding foreign currency contracts with a notional amount of approximately $3,107.2 million and $3,326.6 million, respectively.

    The following table summarizes the impact that changes in the fair value of derivatives not designated as hedging instruments had on net income (in millions):

		Loss Recognized in Net Income for the Three Months Ended		Gain Recognized in Net Income for the Six Months Ended
	Classification of Gain (Loss)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Foreign currency contracts	Other expense, net	$(5.1)	$(9.0)	$29.3	$23.1

    The table below sets forth the fair value of derivative instruments as of June 30, 2021 (in millions):

	Asset Derivatives as of June 30, 2021		Liability Derivatives as of June 30, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$2.4	Other current liabilities	$6.8
Commodity contracts	Other current assets	11.5	Other current liabilities	—
Cross currency swap contract	Other noncurrent assets	1.2	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	16.0	Other current liabilities	6.0
Total derivative instruments		$31.1		$12.8

    The table below sets forth the fair value of derivative instruments as of December 31, 2020 (in millions):

	Asset Derivatives as of December 31, 2020		Liability Derivatives as of December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.0	Other current liabilities	$4.5
Commodity contracts	Other current assets	0.5	Other current assets	—
Cross currency swap contract	Other noncurrent assets	1.5	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	12.3	Other current liabilities	22.2
Total derivative instruments		$15.3		$26.7

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.    CHANGES IN STOCKHOLDERS’ EQUITY

    The following tables set forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three and six months ended June 30, 2021 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, March 31, 2021	$0.8	$5.7	$4,897.9	$(1,817.9)	$38.2	$3,124.7
Stock compensation	—	8.4	—	—	—	8.4
SSARs exercised	—	(2.4)	—	—	—	(2.4)
Comprehensive income:
Net income	—	—	282.8	—	1.6	284.4
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	80.0	0.8	80.8
Defined benefit pension plans, net of tax	—	—	—	(6.0)	—	(6.0)
Deferred gains and losses on derivatives, net of tax	—	—	—	5.6	—	5.6
Payment of dividends to stockholders	—	—	(316.6)	—	—	(316.6)
Distributions to noncontrolling interest	—	—	—	—	(3.5)	(3.5)
Change in noncontrolling interest	—	—	—	—	(10.6)	(10.6)
Balance, June 30, 2021	$0.8	$11.7	$4,864.1	$(1,738.3)	$26.5	$3,164.8

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2020	$0.8	$30.9	$4,759.1	$(1,810.8)	$38.0	$3,018.0
Stock compensation	—	15.2	—	—	—	15.2
Issuance of stock awards	—	(29.5)	—	—	—	(29.5)
SSARs exercised	—	(4.9)	—	—	—	(4.9)
Comprehensive income:
Net income	—	—	433.6	—	2.2	435.8
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	33.1	0.4	33.5
Defined benefit pension plans, net of tax	—	—	—	29.1	—	29.1
Deferred gains and losses on derivatives, net of tax	—	—	—	10.3	—	10.3
Payment of dividends to stockholders	—	—	(328.6)	—	—	(328.6)
Distributions to noncontrolling interest	—	—	—	—	(3.5)	(3.5)
Change in noncontrolling interest	—	—	—	—	(10.6)	(10.6)
Balance, June 30, 2021	$0.8	$11.7	$4,864.1	$(1,738.3)	$26.5	$3,164.8

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following tables set forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three and six months ended June 30, 2020 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, March 31, 2020	$0.8	$—	$4,432.7	$(1,791.4)	$48.5	$2,690.6
Stock compensation	—	10.2	(0.1)	—	—	10.1
Issuance of stock awards	—	(0.1)	—	—	—	(0.1)
Comprehensive loss:
Net income (loss)	—	—	69.7	—	(9.7)	60.0
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(32.8)	2.5	(30.3)
Defined benefit pension plans, net of tax	—	—	—	3.4	—	3.4
Deferred gains and losses on derivatives, net of tax	—	—	—	(4.4)	—	(4.4)
Payment of dividends to stockholders	—	—	(11.9)	—	—	(11.9)
Changes in noncontrolling interests	—	—	—	—	0.1	0.1
Balance, June 30, 2020	$0.8	$10.1	$4,490.4	$(1,825.2)	$41.4	$2,717.5

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2019	$0.8	$4.7	$4,443.5	$(1,595.2)	$53.2	$2,907.0
Stock compensation	—	16.1	(3.4)	—	—	12.7
Issuance of stock awards	—	(7.3)	(8.4)	—	—	(15.7)
SSARs exercised	—	—	(0.1)	—	—	(0.1)
Comprehensive loss:
Net income (loss)	—	—	134.4	—	(8.1)	126.3
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(241.9)	(3.2)	(245.1)
Defined benefit pension plans, net of tax	—	—	—	6.9	—	6.9
Deferred gains and losses on derivatives, net of tax	—	—	—	5.0	—	5.0
Payment of dividends to stockholders	—	—	(24.0)	—	—	(24.0)
Purchases and retirement of common stock	—	(3.4)	(51.6)	—	—	(55.0)
Change in noncontrolling interest	—	—	—	—	(0.5)	(0.5)
Balance, June 30, 2020	$0.8	$10.1	$4,490.4	$(1,825.2)	$41.4	$2,717.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Total comprehensive income (loss) attributable to noncontrolling interests for the three and six months ended June 30, 2021 and 2020 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$1.6	$(9.7)	$2.2	$(8.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	0.8	2.5	0.4	(3.2)
Total comprehensive income (loss)	$2.4	$(7.2)	$2.6	$(11.3)

    The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the six months ended June 30, 2021 (in millions):

	Defined Benefit Pension Plans	Deferred Net Gains (Losses) on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2020	$(313.3)	$(2.5)	$(1,495.0)	$(1,810.8)
Other comprehensive income (loss) before reclassifications	23.2	6.1	33.1	62.4
Net losses reclassified from accumulated other comprehensive loss	5.9	4.2	—	10.1
Other comprehensive income (loss), net of reclassification adjustments	29.1	10.3	33.1	72.5
Accumulated other comprehensive loss, June 30, 2021	$(284.2)	$7.8	$(1,461.9)	$(1,738.3)

    The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three months ended June 30, 2021 and 2020 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2021(1)	Three Months Ended June 30, 2020(1)
Derivatives:
Net losses (gains) on foreign currency contracts	$3.5	$(3.1)	Cost of goods sold
Net gains on commodity contracts	$(1.9)	$—	Cost of goods sold
Reclassification before tax	1.6	(3.1)
	(1.1)	—	Income tax benefit (provision)
Reclassification net of tax	$0.5	$(3.1)

Defined benefit pension plans:
Amortization of net actuarial losses	$3.4	$3.2	Other expense, net(2)
Amortization of prior service cost	0.1	0.7	Other expense, net(2)
Reclassification before tax	3.5	3.9
	(1.5)	(0.5)	Income tax provision
Reclassification net of tax	$2.0	$3.4

Net losses reclassified from accumulated other comprehensive loss	$2.5	$0.3
(1) Losses (gains) included within the Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020, respectively.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 14 for additional information on the Company’s defined benefit pension plans.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the six months ended June 30, 2021 and 2020 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Six Months Ended June 30, 2021(1)	Six Months Ended June 30, 2020(1)
Derivatives:
Net losses (gains) on foreign currency contracts	$6.9	$(3.2)	Cost of goods sold
Net gains on commodity contracts	(1.9)	—	Cost of goods sold
Reclassification before tax	5.0	(3.2)
	(0.8)	—	Income tax provision
Reclassification net of tax	$4.2	$(3.2)

Defined benefit pension plans:
Amortization of net actuarial losses	$7.4	$6.7	Other expense, net(2)
Amortization of prior service cost	0.6	1.2	Other expense, net(2)
Reclassification before tax	8.0	7.9
	(2.1)	(1.0)	Income tax provision
Reclassification net of tax	$5.9	$6.9

Net losses (gains) reclassified from accumulated other comprehensive loss	$10.1	$3.7
(1) Losses (gains) included within the Condensed Consolidated Statements of Operations for the six months ended June 30, 2021 and 2020, respectively.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 14 for additional information on the Company’s defined benefit pension plans.

Share Repurchase Program

    During the three and six months ended June 30, 2021, the Company did not purchase any shares directly or enter into any accelerated share repurchase agreements. As of June 30, 2021, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $245.0 million, which has no expiration date.

In August 2021, the Company entered into an ASR agreement with a financial institution to repurchase an aggregate of $75.0 million of shares of its common stock. The Company received approximately 455,000 shares to date in this transaction. Upon settlement of the ASR, the Company may be entitled to receive additional shares of common stock or, under certain circumstances, be required to remit a settlement amount. The Company expects that the additional shares will be received by the Company upon final settlement of its current ASR agreement, which expires during the fourth quarter of 2021.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

13.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

    The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. As of June 30, 2021 and December 31, 2020, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.4 billion and $1.5 billion, respectively.

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

    Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $5.1 million and $9.7 million, respectively, during the three and six months ended June 30, 2021. Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $4.3 million and $12.4 million, respectively, during the three and six ended June 30, 2020.

    The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of June 30, 2021 and December 31, 2020, these finance joint ventures had approximately $82.7 million and $85.2 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company accounts for these arrangements as off-balance sheet transactions.

    In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company accounts for the sale of such receivables as off-balance sheet transactions.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

14.    PENSION AND POSTRETIREMENT BENEFIT PLANS

    Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three and six months ended June 30, 2021 and 2020 are set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Pension benefits	2021	2020	2021	2020
Service cost	$3.7	$4.0	$7.8	$8.0
Interest cost	3.2	4.1	6.4	8.2
Expected return on plan assets	(7.9)	(7.0)	(15.7)	(14.1)
Amortization of net actuarial losses	3.4	3.2	7.4	6.6
Amortization of prior service cost	0.1	0.6	0.6	1.1
Curtailment(1)	—	—	(1.2)	$—
Net periodic pension cost	$2.5	$4.9	$5.3	$9.8
(1) During the six months ended June 30, 2021, the Company amended its Executive Nonqualified Pension Plan (“ENPP”) to freeze the plan as of December 31, 2024 to future salary benefit accruals, and to eliminate a life-time annuity feature for participants reaching age 65 subsequent to December 31, 2022. This amendment resulted in a curtailment gain related to the ENPP's net prior service credit.

	Three Months Ended June 30,		Six Months Ended June 30,
Postretirement benefits	2021	2020	2021	2020
Service cost	$—	$—	$0.1	$—
Interest cost	0.2	0.3	0.4	0.6
Amortization of net actuarial losses	—	—	—	0.1
Amortization of prior service cost	—	0.1	—	0.1
Net periodic postretirement benefit cost	$0.2	$0.4	$0.5	$0.8

    The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations.

    The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s defined pension and postretirement benefit plans during the six months ended June 30, 2021 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2020	$(412.5)	$(99.2)	$(313.3)
Amortization of net actuarial losses	7.4	1.9	5.5
Amortization of prior service cost	0.6	0.2	0.4
Plan amendment(1)	31.2	8.0	23.2
Accumulated other comprehensive loss as of June 30, 2021	$(373.3)	$(89.1)	$(284.2)
(1) During the six months ended June 30, 2021, the Company amended its ENPP. The amendment resulted in a remeasurement gain of approximately $10.5 million as well as the impacts of approximately $12.2 million due to the elimination a life-time annuity feature and approximately $9.7 million due to the freezing of future salary benefits, partially offset by a curtailment gain of approximately $1.2 million.

    During the six months ended June 30, 2021, the Company made approximately $20.0 million of contributions to its defined pension benefit plans. The Company currently estimates its minimum contributions for 2021 to its defined pension benefit plans will aggregate approximately $36.9 million.

    During the six months ended June 30, 2021, the Company made approximately $0.6 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.5 million of contributions to its postretirement health care and life insurance benefit plans during 2021.

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

    Assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 are summarized below (in millions):

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$31.1	$—	$31.1
Derivative liabilities	—	12.8	—	12.8

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$15.3	$—	$15.3
Derivative liabilities	—	26.7	—	26.7

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

16.    SEGMENT REPORTING

    The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are generally charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and six months ended June 30, 2021 and 2020 and assets as of June 30, 2021 and December 31, 2020 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended June 30,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
2021
Net sales	$734.7	$278.3	$1,635.2	$231.1	$2,879.3
Income from operations	103.7	23.1	201.5	26.6	354.9
Depreciation	15.2	6.7	29.6	3.6	55.1
Capital expenditures	8.8	5.0	40.3	3.0	57.1
2020
Net sales	$555.8	$178.5	$1,125.0	$147.5	$2,006.8
Income from operations	64.7	5.5	91.0	14.0	175.2
Depreciation	15.2	6.1	26.4	3.0	50.7
Capital expenditures	8.2	3.3	42.8	2.6	56.9

Six Months Ended June 30,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
2021
Net sales	$1,345.8	$518.8	$2,962.4	$431.0	$5,258.0
Income from operations	178.6	39.3	345.8	47.6	611.3
Depreciation	30.8	13.3	58.0	7.8	109.9
Capital expenditures	21.1	11.6	83.8	4.1	120.6
2020
Net sales	$1,107.7	$332.4	$2,238.3	$256.7	$3,935.1
Income (loss) from operations	125.6	(3.3)	193.3	12.7	328.3
Depreciation	30.8	13.5	52.4	5.6	102.3
Capital expenditures	18.3	10.4	84.5	4.3	117.5
Assets
As of June 30, 2021	$1,289.6	$833.3	$2,695.0	$587.0	$5,404.9
As of December 31, 2020	1,051.9	687.6	2,238.7	536.2	4,514.4

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment income from operations	$354.9	$175.2	$611.3	$328.3
Corporate expenses	(37.5)	(29.1)	(73.4)	(63.5)
Amortization of intangibles	(14.2)	(14.9)	(31.7)	(29.9)
Goodwill impairment charge	—	(20.0)	—	(20.0)
Stock compensation expense	(8.2)	(10.1)	(14.7)	(12.6)
Restructuring expenses	(4.7)	(3.8)	(6.0)	(4.6)
Consolidated income from operations	$290.3	$97.3	$485.5	$197.7

	June 30, 2021	December 31, 2020
Segment assets	$5,404.9	$4,514.4
Cash and cash equivalents	500.2	1,119.1
Investments in affiliates	475.4	442.7
Deferred tax assets, other current and noncurrent assets	771.0	665.9
Intangible assets, net	417.5	455.6
Goodwill	1,294.3	1,306.5
Consolidated total assets	$8,863.3	$8,504.2

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

    At June 30, 2021, the Company has outstanding guarantees of indebtedness owed to related and third parties of approximately $19.3 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2026. Losses under such guarantees historically have been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid. The Company also has obligations to guarantee indebtedness owed to certain of its finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant, and the guarantees are not material. The Company believes the credit risk associated with these guarantees is not material.

    In addition, at June 30, 2021, the Company had accrued approximately $24.9 million of outstanding guarantees of residual values that may be owed to its finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantees is approximately $130.6 million.

Leases

    Lease payment amounts for operating and finance leases with remaining terms greater than one year as of June 30, 2021 and December 31, 2020 were as follows (in millions):

	June 30, 2021		December 31, 2020
	Operating Leases(1)	Finance Leases	Operating Leases(1)	Finance Leases
2021	$24.9	$1.6	$47.6	$3.3
2022	42.0	1.4	37.7	1.4
2023	32.6	1.2	28.6	1.1
2024	21.7	0.9	18.9	0.8
2025	15.3	0.7	13.6	0.6
Thereafter	45.2	9.0	44.5	9.1
Total lease payments	181.7	14.8	190.9	16.3
Less: imputed interest(2)	(20.6)	(3.2)	(21.5)	(3.5)
Present value of leased liabilities	$161.1	$11.6	$169.4	$12.8
(1) Operating lease payments include options to extend or terminate at the Company's sole discretion, which are included in the determination of lease term when they are reasonably certain to be exercised.
(2) Calculated for each lease using either the implicit interest rate or the incremental borrowing rate when the implicit interest rate is not readily available.

Other

    At June 30, 2021, the Company had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $3,489.2 million. The outstanding contracts as of June 30, 2021 range in maturity through December 2021. The Company also had outstanding designated steel commodity contracts with a gross notional amount of approximately $16.5 million that range in maturity through January 2022.

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

Contingencies

    In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through June 30, 2021, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $26.3 million). The amount ultimately in dispute will be significantly greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

    Significant changes in the balance of contract liabilities for the three and six months ended June 30, 2021 and 2020 were as follows (in millions):

	Three Months Ended June 30,
	2021	2020
Balance at beginning of period	$186.3	$111.6
Advance consideration received	59.0	35.7
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(13.3)	(12.0)
Revenue recognized during the period related to grain storage and protein production systems	(32.6)	(17.2)
Foreign currency translation	1.8	0.6
Balance at June 30	$201.2	$118.7

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$172.0	$104.0
Advance consideration received	116.1	69.6
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(26.3)	(22.1)
Revenue recognized during the period related to grain storage and protein production systems	(59.8)	(29.0)
Foreign currency translation	(0.8)	(3.8)
Balance at June 30	$201.2	$118.7

    The contract liabilities are classified as either “Accrued expenses” or “Other current liabilities” and “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2021, we recognized approximately $17.4 million and $43.2 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2021. During the three and six months ended June 30, 2020, we recognized approximately $13.8 million and $25.8 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2020.

Remaining Performance Obligations

    The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2021 are $30.6 million for the remainder of 2021, $63.0 million in 2022, $44.6 million in 2023, $21.4 million in 2024 and $12.9 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Disaggregated Revenue

    Net sales for the three months ended June 30, 2021 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America (1)	South America (1)	Europe/Middle East(1)	Asia/Pacific/Africa	Consolidated(1)
Primary geographical markets:
United States	$570.9	$—	$—	$—	$570.9
Canada	138.9	—	—	—	138.9
South America	—	276.0	—	—	276.0
Germany	—	—	348.4	—	348.4
France	—	—	294.8	—	294.8
United Kingdom and Ireland	—	—	167.0	—	167.0
Finland and Scandinavia	—	—	221.2	—	221.2
Other Europe	—	—	558.8	—	558.8
Middle East and Algeria	—	—	45.0	—	45.0
Africa	—	—	—	36.1	36.1
Asia	—	—	—	116.6	116.6
Australia and New Zealand	—	—	—	78.4	78.4
Mexico, Central America and Caribbean	25.0	2.3	—	—	27.3
	$734.7	$278.3	$1,635.2	$231.1	$2,879.3

Major products:
Tractors	$243.2	$126.3	$1,069.1	$96.1	$1,534.7
Replacement parts	122.4	33.5	298.2	25.4	479.5
Grain storage and protein production systems	158.0	32.1	56.9	68.8	315.8
Combines, application equipment and other machinery	211.1	86.5	210.9	40.8	549.3
	$734.7	$278.3	$1,635.2	$231.1	$2,879.3
(1) Rounding may impact the summation of amounts.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the three months ended June 30, 2020 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America(1)	Europe/Middle East	Asia/Pacific/Africa	Consolidated(1)
Primary geographical markets:
United States	$447.4	$—	$—	$—	$447.4
Canada	87.4	—	—	—	87.4
South America	—	177.3	—	—	177.3
Germany	—	—	294.3	—	294.3
France	—	—	221.0	—	221.0
United Kingdom and Ireland	—	—	111.1	—	111.1
Finland and Scandinavia	—	—	144.6	—	144.6
Other Europe	—	—	325.4	—	325.4
Middle East and Algeria	—	—	28.6	—	28.6
Africa	—	—	—	2.6	2.6
Asia	—	—	—	85.9	85.9
Australia and New Zealand	—	—	—	59.0	59.0
Mexico, Central America and Caribbean	21.0	1.2	—	—	22.2
	$555.8	$178.5	$1,125.0	$147.5	$2,006.8

Major products:
Tractors	$148.6	$101.0	$682.2	$60.5	$992.3
Replacement parts	105.8	16.8	257.4	19.3	399.3
Grain storage and protein production systems	142.8	16.9	33.3	48.4	241.4
Combines, application equipment and other machinery	158.6	43.9	152.1	19.3	373.9
	$555.8	$178.5	$1,125.0	$147.5	$2,006.8
(1) Rounding may impact the summation of amounts.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Net sales for the six months ended June 30, 2021 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America (1)	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated (1)
Primary geographical markets:
United States	$1,069.6	$—	$—	$—	$1,069.6
Canada	230.5	—	—	—	230.5
South America	—	514.6	—	—	514.6
Germany	—	—	693.9	—	693.9
France	—	—	510.3	—	510.3
United Kingdom and Ireland	—	—	295.4	—	295.4
Finland and Scandinavia	—	—	378.6	—	378.6
Other Europe	—	—	982.3	—	982.3
Middle East and Algeria	—	—	101.9	—	101.9
Africa	—	—	—	61.9	61.9
Asia	—	—	—	218.9	218.9
Australia and New Zealand	—	—	—	150.2	150.2
Mexico, Central America and Caribbean	45.8	4.2	—	—	50.0
	$1,345.8	$518.8	$2,962.4	$431.0	$5,258.0

Major products:
Tractors	$433.5	$237.4	$1,950.5	$190.1	$2,811.5
Replacement parts	207.5	62.5	559.2	48.9	878.2
Grain storage and protein production systems	264.4	53.7	85.9	125.7	529.7
Combines, application equipment and other machinery	440.4	165.2	366.7	66.3	1,038.6
	$1,345.8	$518.8	$2,962.4	$431.0	$5,258.0
(1) Rounding may impact the summation of amounts.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Net sales for the six months ended June 30, 2020 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East(1)	Asia/Pacific/Africa(1)	Consolidated
Primary geographical markets:
United States	$909.7	$—	$—	$—	$909.7
Canada	154.2	—	—	—	154.2
South America	—	329.2	—	—	329.2
Germany	—	—	594.4	—	594.4
France	—	—	435.7	—	435.7
United Kingdom and Ireland	—	—	223.6	—	223.6
Finland and Scandinavia	—	—	276.9	—	276.9
Other Europe	—	—	649.6	—	649.6
Middle East and Algeria	—	—	58.1	—	58.1
Africa	—	—	—	16.0	16.0
Asia	—	—	—	133.9	133.9
Australia and New Zealand	—	—	—	106.8	106.8
Mexico, Central America and Caribbean	43.8	3.2	—	—	47.0
	$1,107.7	$332.4	$2,238.3	$256.7	$3,935.1

Major products:
Tractors	$317.0	$176.9	$1,452.5	$107.4	$2,053.8
Replacement parts	178.0	36.8	458.0	36.6	709.4
Grain storage and protein production systems	239.6	38.8	60.8	77.4	416.6
Combines, application equipment and other machinery	373.1	79.9	266.9	35.4	755.3
	$1,107.7	$332.4	$2,238.3	$256.7	$3,935.1
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

    The COVID-19 pandemic and other economic factors continue to create volatility in the global economy, including employment disruptions and supply chain constraints and delays. These factors along with increasing industrial demand are negatively affecting our production, particularly caused by delays in our receipts of parts and components. Supply chain issues of particular concern include semiconductors, transportation and raw materials. We continue to face supplier bottlenecks and delays in all regions as we continue to work to mitigate the impact of these issues in order to meet increased end-market demand.

RESULTS OF OPERATIONS
    For the three months ended June 30, 2021, we generated net income of approximately $282.8 million, or $3.73 per share, compared to approximately $69.7 million, or $0.93 per share, for the same periods in 2020. For the first six months ended June 30, 2021, we generated net income of approximately $433.6 million, or $5.71 per share, compared to approximately $134.4 million, or $1.78 per share, for the same period in 2020.

    Net sales during the three and six months ended June 30, 2021 were approximately $2,879.3 million and $5,258.0 million, respectively, which were approximately 43.5% and 33.6% higher than the same periods in 2020. These increases were primarily the result of improved market demand during the three and six months ended June 30, 2021 compared to the same periods in 2020, which were impacted by extended COVID-related shut downs in both Europe and South America which adversely interrupted our operations. Regionally, net sales were higher in all regions for the three and six months ended June 30, 2021 compared to 2020.

    Income from operations for the three months ended June 30, 2021 was approximately $290.3 million compared to approximately $97.3 million for the same period in 2020. Income from operations for the six months ended June 30, 2021 was approximately $485.5 million compared to approximately $197.7 million for the same period in 2020. These increases were primarily the result of higher net sales and production volumes, a favorable sales mix and improved pricing implemented during the three and six months ended June 30, 2021, which helped to offset material cost inflation compared to the same periods in 2020.

    Regionally, income from operations in our Europe/Middle East (“EME”) region increased for the three and six months ended June 30, 2021 compared to the same periods in 2020, primarily due to higher net sales, partially offset by higher expenses. In our North American region, income from operations increased for the three and six months ended June 30, 2021 compared to the same periods in 2020. The increase was primarily due to higher net sales and production levels, as well as a favorable product mix and positive pricing impacts. In our South American region, income from operations increased in the three and six months ended June 30, 2021 compared to the same periods in 2020. The increase reflects higher net sales and production volumes, a richer product mix and improved pricing offsetting material cost inflation. In our Asia/Pacific/African (“APA”) region, income from operations increased for the three and six months ended June 30, 2021 compared to the same periods in 2020, primarily due to higher net sales and production levels.

Industry Market Conditions
    The COVID-19 pandemic has had a minimal impact on global crop production in 2021. The re-opening of economies has also increased the demand for grain, putting pressure on global grain inventories, which remain at low levels. Agricultural commodity prices continue to support favorable farm economics resulting in increased demand for machinery. These improved conditions are expected to generate industry growth across all the major equipment markets in 2021. Future demand for

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
agricultural equipment will be influenced by farm income, which is a function of commodity and protein prices, crop yields and government support.

    In North America, industry unit retail sales of utility and high horsepower tractors for the first six months of 2021 increased approximately 22% compared to the same period in 2020. Industry unit retail sales of combines for the first six months of 2020 increased approximately 13% compared to the same period in 2020. Industry growth was most significant in the high horsepower tractor segment. Row crop farmers are taking advantage of improved commodity prices and projected healthy income levels to upgrade their extended aged fleet of equipment.

    In Western Europe, industry unit retail sales of tractors increased approximately 27% for the first six months of 2021 compared to the same period in 2020. Industry unit retail sales of combines for the first six months of 2021 increased approximately 18% compared to the first six months of 2020. Industry production and demand was significantly reduced during the first half of 2020 as a result of COVID pandemic related shutdowns. During the first six months of 2021, industry sales increased across nearly all major markets compared to the same period in 2020. Higher wheat, dairy and livestock prices combined with healthy levels of crop production are generating positive farm economics and farmer sentiment.

    In South America, industry unit retail sales of tractors and combines for the first six months of 2021 increased approximately 35% compared to the same period in 2020. The improved demand was primarily in Brazil, as well as in smaller export markets. A healthy first crop as well as favorable exchange rates are supporting positive economic conditions for farmers who continue to replace aged equipment.

STATEMENTS OF OPERATIONS
    Net sales for the three months ended June 30, 2021 were approximately $2,879.3 million compared to approximately $2,006.8 million for the same period in 2020. Net sales for the six months ended June 30, 2021 were approximately         $5,258.0 million compared to approximately $3,935.1 million for the same period in 2020. The following tables set forth, for the three and six months ended June 30, 2021, the impacts to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended June 30,		Change		Change Due to Currency Translation
	2021	2020	$	%	$	%
Europe/Middle East	$1,635.2	$1,125.0	$510.2	45.4%	$131.5	11.7%
North America	734.7	555.8	178.9	32.2%	18.1	3.3%
South America	278.3	178.5	99.8	55.9%	5.1	2.9%
Asia/Pacific/Africa	231.1	147.5	83.6	56.7%	24.2	16.4%
	$2,879.3	$2,006.8	$872.5	43.5%	$178.9	8.9%

	Six Months Ended June 30,		Change		Change Due to Currency Translation
	2021	2020	$	%	$	%
Europe/Middle East	$2,962.4	$2,238.3	$724.1	32.4%	$217.9	9.7%
North America	1,345.8	1,107.7	238.1	21.5%	23.8	2.1%
South America	518.8	332.4	186.4	56.1%	(37.3)	(11.2)%
Asia/Pacific/Africa	431.0	256.7	174.3	67.9%	42.9	16.7%
	$5,258.0	$3,935.1	$1,322.9	33.6%	$247.3	6.3%

    Regionally, net sales in our EME region were higher during the three and six months ended June 30, 2021 compared to the same periods in 2020. These increases were primarily due to increased net sales in all major markets, with the largest increases occurring in Italy, Turkey and the United Kingdom. Net sales in North America increased during the three and six months ended June 30, 2021 compared to the same periods in 2020. These increases were primarily a result of higher net sales

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
of tractors, replacement parts, as well as Precision Planting equipment. Net sales in South America increased during the three and six months ended June 30, 2021 compared to the same periods in 2020. Net sales increased across all South American markets, with the largest increase in Brazil, primarily as a result of higher net sales of combines, mid-size tractors, and grain and protein production equipment. In our APA region, net sales increased during the three and six months ended June 30, 2021 compared to the same periods in 2020, primarily driven by net sales increases in China and Australia, as well as recovery in Africa.

    We estimate worldwide average price increases were approximately 4.5% and 4.2%, respectively, during the three and six months ended June 30, 2021 compared to the same prior year periods. Consolidated net sales of tractors and combines, which combined comprised approximately 58.2% and 57.5% of our net sales for the three and six months ended June 30, 2021, respectively, increased approximately 55.0% and 39.0% compared to the same periods in 2020, respectively. Unit sales of tractors and combines increased approximately 34.1% and 26.9%, respectively, for the three and six months ended June 30, 2021 compared to the same periods in 2020. The difference between the unit sales change and the change in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

    The following tables set forth, for the periods indicated, the percentage of net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended June 30,
	2021		2020
	$	% of Net Sales(1)	$	% of Net Sales(1)
Gross profit	$692.4	24.0%	$432.7	21.6%
Selling, general and administrative expenses	276.3	9.6%	219.5	10.9%
Engineering expenses	107.2	3.7%	75.8	3.8%
Amortization of intangibles	14.2	0.5%	14.9	0.7%
Goodwill impairment charge	—	—%	20.0	1.0%
Restructuring expenses	4.7	0.2%	3.8	0.2%
Bad debt expense	(0.3)	—%	1.4	0.1%
Income from operations	$290.3	10.1%	$97.3	4.8%

	Six Months Ended June 30,
	2021		2020
	$	% of Net Sales	$	% of Net Sales(1)
Gross profit	$1,262.9	24.0%	$883.2	22.4%
Selling, general and administrative expenses	536.9	10.2%	467.1	11.9%
Engineering expenses	203.5	3.9%	160.7	4.1%
Amortization of intangibles	31.7	0.6%	29.9	0.8%
Goodwill impairment charge	—	—%	20.0	0.5%
Restructuring expenses	6.0	0.1%	4.6	0.1%
Bad debt expense	(0.7)	—%	3.2	0.1%
Income from operations	$485.5	9.2%	$197.7	5.0%
(1) Rounding may impact the summation of amounts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    Gross profit as a percentage of net sales increased for both the three and six months ended June 30, 2021 compared to the same periods in 2020. These increases were primarily due to the impact of higher production volumes and the benefit of improved pricing, which were partially offset by increased material costs.

    Global production hours increased approximately 40% and 32%, respectively, in the three and six months ended June 30, 2021 compared to the same periods in 2020. The increase was primarily due to the suspension of production in our European and South American factories in late March and April of 2020. Our supply chain continues to be impacted by COVID-19-related disruptions as well as capacity constraints due to increased industrial demand. While we have been successful in mitigating most of the effects of these disruptions, we expect these risks to continue, which may impact production levels in future periods.

    We recorded approximately $0.3 million and $0.6 million of stock compensation expense within cost of goods sold during the three and six months ended June 30, 2021, respectively, compared to approximately $0.3 million and $0.4 million for the comparable periods in 2020. See below and refer to Note 3 to our Condensed Consolidated Financial Statements for additional information on stock compensation expense.

    Driven by the increases in net sales, selling, general and administrative expenses (“SG&A expenses”) and engineering expenses as a percentage of net sales were lower for the three and six months ended June 30, 2021 compared to the same periods in 2020. The absolute level of SG&A expenses increased in the first six months of 2021 following prior year actions to lower expenses while operations were suspended, such as reduced field sales and marketing activities and lower travel expenses. We recorded approximately $8.2 million and $14.7 million of stock compensation expense within SG&A expenses during the three and six months ended June 30, 2021, respectively, compared to approximately $10.1 million and $12.6 million during the same periods in 2020. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information on stock compensation expense.

During the three months ended June 30, 2020, we recorded a non-cash goodwill impairment charge of approximately $20.0 million related to a tillage and seeding joint venture in which we owned a 50% interest. The impairment charge was recorded as “Goodwill impairment charge” within our Condensed Consolidated Statements of Operations, with an offsetting benefit of approximately $10.0 million included within “Net loss attributable to noncontrolling interests.” During the three months ended June 30, 2021, we sold our 50% interest in the joint venture. Refer to Note 4 to our Condensed Consolidated Financial Statements for additional information.

The restructuring expenses of approximately $4.7 million and $6.0 million recorded during the three and six months ended June 30, 2021, respectively, primarily related to severance and related costs associated with the rationalization of certain manufacturing operations and administrative offices located in the United States, South America and Europe. Refer to Note 2 to our Condensed Consolidated Financial Statements for additional information.

    Interest expense, net was approximately $2.2 million and $5.6 million for the three and six months ended June 30, 2021, respectively, compared to approximately $6.1 million and $9.5 million for the comparable periods in 2020, resulting primarily from higher interest income in 2021 compared to 2020. See “Liquidity and Capital Resources” for further information.

    Other expense, net was approximately $14.6 million and $26.1 million for the three and six months ended June 30, 2021, respectively, compared to approximately $10.0 million and $22.5 million for the comparable periods in 2020. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in “Other expense, net,” were approximately $5.1 million and $9.7 million for the three and six months ended June 30, 2021, respectively, compared to approximately $4.3 million and $12.4 million for the comparable periods in 2020. These decreases in losses for the six months ended June 30, 2021 were primarily as a result of lower sales of accounts receivables as compared to 2020.

    We recorded an income tax provision of approximately $7.7 million and $51.3 million for the three and six months ended June 30, 2021, respectively, compared to approximately $31.3 million and $60.7 million for the comparable periods in 2020. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. We maintain a valuation allowance to fully reserve against our net deferred tax assets in Brazil and certain other foreign jurisdictions. During the three months ended June 30, 2021, our income tax provision includes the benefit of a reversal of approximately $67.8 million related to a valuation allowance previously established against our net

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
deferred tax assets in the United States. Improvements in income in the United States during 2020 and year-to-date 2021, along with updated future projected income levels, supported the reversal of the valuation allowance.

    Equity in net earnings of affiliates, which is primarily comprised of income from our AGCO Finance joint ventures, was approximately $18.6 million and $33.3 million for the three and six months ended June 30, 2021, respectively, compared to approximately $10.1 million and $21.3 million for the comparable periods in 2020, primarily due to higher net earnings from our AGCO Finance joint ventures. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations.

FINANCE JOINT VENTURES
    Our AGCO Finance joint ventures provide both retail financing and wholesale financing to our dealers in the United States, Canada, Europe, Brazil, Argentina and Australia. The joint ventures are owned by AGCO and by a wholly-owned subsidiary of Rabobank. The majority of the assets of the finance joint ventures consist of finance receivables. The majority of the liabilities consist of notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the finance joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. In the United States and Canada, we guarantee certain minimum residual values to those joint ventures upon expiration of certain eligible leases between the finance joint ventures and end users. See “Commitments, Off-Balance Sheet Arrangements and Contingencies” and Note 17. for additional information.

    As of June 30, 2021, our investment in the finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $426.6 million compared to $395.3 million as of December 31, 2020. The total finance portfolio in our finance joint ventures was approximately $10.8 billion and $10.7 billion as of June 30, 2021 and December 31, 2020, respectively. The total finance portfolio as of June 30, 2021 included approximately $9.0 billion of retail receivables and $1.8 billion of wholesale receivables from our dealers. The total finance portfolio as of December 31, 2020 included approximately $8.8 billion of retail receivables and $1.9 billion of wholesale receivables from our dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. During 2021, we made no additional investments in our finance joint ventures and there were no dividends paid from our finance joint ventures. For the six months ended June 30, 2021, our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Condensed Consolidated Statements of Operations, was approximately $32.3 million compared to approximately $21.0 million for the same period in 2020.

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

June 30 2021(1)
Credit facility expires 2023	$260.0
1.002% Senior term loan due 2025	296.8
Senior term loan due 2022	178.1
Senior term loans due between 2021 and 2028	779.9
Other long-term debt	9.1
____________________________________
(1) The amounts above are gross of debt issuance costs of an aggregate amount of approximately $1.8 million.

On April 9, 2020, we entered into an amendment to our credit facility to include incremental term loans (“2020 term loans”) that allow us to borrow aggregate principal amounts of €235.0 million and $267.5 million (or an aggregate of approximately $546.5 million as of June 30, 2021). Amounts can be drawn incrementally at any time prior to maturity, but must be drawn down proportionately. Amounts drawn must be in a minimum principal amount of $100.0 million and integral multiples of $50.0 million in excess thereof. Once amounts have been repaid, those amounts are not permitted to be re-drawn. The maturity date of the 2020 term loans is April 8, 2022. Interest accrues on amounts outstanding under the 2020 term loans, at our option, at either (1) LIBOR plus a margin based on our credit rating ranging from 1.125% to 2.125% until April 8, 2021

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
and ranging from 1.375% to 2.375% thereafter, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin based on our credit rating ranging from 0.125% to 1.375% until April 8, 2021 and ranging from 0.375% to 1.375% thereafter. On April 15, 2020, we borrowed €117.5 million and $133.8 million of 2020 term loans. There were no other borrowings on the 2020 term loans subsequent to the initial borrowings in April 2020. On February 16, 2021, we repaid the 2020 term loans of €117.5 million and $133.8 million (or an aggregate of approximately $276.0 million as of February 16, 2021). As of June 30, 2021, we had the ability to borrow €117.5 million and $133.7 million, respectively, (or an aggregate of approximately $273.2 million) of 2020 term loans. Refer to Note 5 to the Condensed Consolidated Financial Statements for additional information regarding our current facilities.

    In October 2018, we entered into a multi-currency revolving credit facility of $800.0 million. The credit facility expires on October 17, 2023. Interest accrues on amounts outstanding under the credit facility, at our option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on our credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on our credit rating. As of June 30, 2021, we had $260.0 million outstanding borrowings under the revolving credit facility, and the ability to borrow approximately $540.0 million under the revolving credit facility.

On January 25, 2019, we borrowed €250.0 million (or approximately $296.8 million as of June 30, 2021) from the European Investment Bank. The loan matures on January 24, 2025. We are permitted to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears.

    In October 2018, we entered into a term loan agreement with Rabobank in the amount of €150.0 million (or approximately $178.1 million as of June 30, 2021). We are permitted to prepay the term loan before its maturity date on October 28, 2022. Interest is payable on the term loan quarterly in arrears at an annual rate, equal to the EURIBOR plus a margin ranging from 0.875% to 1.875% based on our credit rating.

    In October 2016, we borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements. These agreements had maturities ranging from October 2019 to October 2026. In October 2019, we repaid an aggregate amount of €56.0 million (or approximately $61.1 million) of two of these term loans. In August 2018, we borrowed an additional aggregate amount of indebtedness of €338.0 million through a group of another seven related term loan agreements. The provisions of the term loan agreements are identical in nature with the exception of interest rate terms and maturities. In aggregate, as of June 30, 2021 we have indebtedness of approximately €657.0 million (or approximately $779.9 million) under a total group of twelve term loan agreements with remaining maturities ranging from August 2021 to August 2028. Four of the term loan agreements in the aggregate amount of €264.0 million (or approximately $313.4 million net of debt issuance costs, as of June 30, 2021) will mature in August and October 2021.

    As of June 30, 2021 and December 31, 2020, we had short-term borrowings due within one year of approximately $55.8 million and $33.8 million, respectively.

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

    Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of June 30, 2021 and December 31, 2020, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.4 billion and $1.5 billion, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements are also without recourse to us. As of June 30, 2021 and December 31, 2020, these finance joint ventures had approximately $82.7 million and $85.2 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

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

    Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 33.2% and 34.8% at June 30, 2021 and December 31, 2020, respectively.

Cash Flows

    Cash flows used in operating activities were approximately $124.9 million for the first six months of 2021 compared to $221.6 million for the same period in 2020. The decrease in cash flow used in operating activities during the six months ended June 30, 2021 was primarily as a result of the increase in net income and accounts payable, largely offset by an increase in inventories as compared to the same period in 2020.

    Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had approximately $1,108.9 million in working capital at June 30, 2021 as compared to $1,005.6 million at December 31, 2020 and $1,263.2 million at June 30, 2020. Accounts receivable and inventories, combined, as of June 30, 2021 were approximately $935.6 million and $693.7 million higher, respectively, than at December 31, 2020 and June 30, 2020. Accounts receivable and inventories, combined, at June 30, 2021 were higher than June 30, 2020 primarily due to higher net sales and production levels, as well as positive currency translation.

    Capital expenditures for the first six months of 2021 were approximately $120.6 million compared to $117.5 million for the same period in 2020. We anticipate capital expenditures for the full year of 2021 will be approximately $300.0 million and will be used primarily to upgrade our system capabilities, improve our factory productivity, and to support the development and enhancement of new and existing products, including investments in smart farming, precision agriculture and digital technologies.

Share Repurchase and Dividends
    During the three and six months ended June 30, 2021, we did not purchase any shares directly or enter into any accelerated share repurchase agreements. As of June 30, 2021, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $245.0 million, which has no expiration date. In addition, we increased our quarterly dividend commencing in the second quarter of 2021 by 25% to $0.20 per common share and declared a variable special dividend of $4.00 per share that was paid during the second quarter of 2021.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
    We are party to a number of commitments and other financial arrangements, which may include off-balance sheet arrangements. At June 30, 2021, we guaranteed indebtedness owed to third parties of approximately $19.3 million, primarily related to dealer and end-user financing of equipment. In addition, we had accrued approximately $24.9 million of outstanding guarantees of residual values that may be owed to our finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantee is approximately $130.6 million. We also sell a majority of our wholesale receivables in North America, Europe and Brazil to our U.S., Canadian, European and Brazilian finance joint ventures. At June 30, 2021, we had outstanding designated and non-designated foreign currency contracts with a gross notional amount of approximately $3.5 billion. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 11, 13 and 17 to our Condensed Consolidated Financial Statements, for further discussion of these matters.

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

OUTLOOK
    Global industry demand for farm equipment is expected to be higher in 2021 compared to 2020 with improved demand across all major markets. Our net sales are expected to increase in 2021 compared to 2020, resulting from an increase in improved forecasted industry demand, as well as positive pricing and favorable currency translation. Gross and operating margins are expected to improve from 2020 levels, reflecting increased net sales and production volumes and the benefit of cost reduction initiatives. The improved profitability is expected to fund increases in engineering expenses and other technology investments to support our product development plans as well as our precision agriculture and digital initiatives.

    Although not contemplated in the above outlook, the COVID-19 pandemic and other economic events may negatively impact our operations. Factory closures or other production constraints as a result of government mandates, supply chain disruptions or other factors could significantly negatively impact our net sales and earnings. Refer to “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of the COVID-19 pandemic.

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
•    suspension of sales of agricultural products into China and the impact to global agricultural equipment demand, if any;
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
•    technological difficulties
•    the impact of the COVID-19 pandemic on product demand and production; and
•    the occurrence of a cyber attack, including a ransomware attack.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk Management
    For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020. As of the second quarter of 2021, there has been no material change in our exposure to market risks.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2021, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
    There were no purchases of our common stock made by or on behalf of us during the three months ended June 30, 2021.

ITEM 6.    EXHIBITS
(The Company is not filing, under Item 4, instruments defining the rights of holders of long-term debt where the debt does not exceed 10% of the Company’s total assets. The Company agrees to furnish copies of those instruments to the Commission upon request.)

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation

10.1	Amended and Restated Executive Nonqualified Pension Plan	April 12, 2021, Form 8-K, Exhibit 10.1

31.1	Certification of Eric P. Hansotia	Filed herewith

31.2	Certification of Andrew H. Beck	Filed herewith

32.1	Certification of Eric P. Hansotia and Andrew H. Beck	Furnished herewith

101	The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, are formatted in Inline XBRL:
(i) Condensed Consolidated Balance Sheets;
(ii) Condensed Consolidated Statements of Operations;
(iii) Condensed Consolidated Statements of Comprehensive Income (Loss);
(iv) Condensed Consolidated Statements of Cash Flows; and
	(v) Notes to Condensed Consolidated Financial Statements	Filed herewith

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Inline XBRL	Filed herewith

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 6, 2021	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Lara T. Long
Lara T. Long Vice President, Chief Accounting Officer (Principal Accounting Officer)