Form 10-Q
period 2021-09-30
AGCO CORP /DE
filed 2021-11-08
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 2, 2021, there were 74,834,173 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$537.0	$1,119.1
Accounts and notes receivable, net	1,056.6	856.0
Inventories, net	2,738.3	1,974.4
Other current assets	476.0	418.9
Total current assets	4,807.9	4,368.4
Property, plant and equipment, net	1,460.9	1,508.5
Right-of-use lease assets	152.2	165.1
Investment in affiliates	480.4	442.7
Deferred tax assets	129.1	77.6
Other assets	215.8	179.8
Intangible assets, net	406.3	455.6
Goodwill	1,289.3	1,306.5
Total assets	$8,941.9	$8,504.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$224.8	$325.9
Short-term borrowings	77.8	33.8
Accounts payable	1,092.4	855.1
Accrued expenses	1,944.2	1,916.7
Other current liabilities	210.0	231.3
Total current liabilities	3,549.2	3,362.8
Long-term debt, less current portion and debt issuance costs	1,319.1	1,256.7
Operating lease liabilities	113.1	125.9
Pension and postretirement health care benefits	216.7	253.4
Deferred tax liabilities	112.9	112.4
Other noncurrent liabilities	434.5	375.0
Total liabilities	5,745.5	5,486.2
Commitments and contingencies (Note 19)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2021 and 2020	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 74,834,173 and 74,962,231 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	0.7	0.8
Additional paid-in capital	3.6	30.9
Retained earnings	4,969.0	4,759.1
Accumulated other comprehensive loss	(1,804.5)	(1,810.8)
Total AGCO Corporation stockholders’ equity	3,168.8	2,980.0
Noncontrolling interests	27.6	38.0
Total stockholders’ equity	3,196.4	3,018.0
Total liabilities and stockholders’ equity	$8,941.9	$8,504.2
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended September 30,
	2021	2020
Net sales	$2,725.1	$2,497.5
Cost of goods sold	2,098.4	1,918.8
Gross profit	626.7	578.7
Selling, general and administrative expenses	266.1	251.3
Operating expenses:
Engineering expenses	92.8	82.0
Amortization of intangibles	14.1	14.8
Restructuring expenses	1.4	0.8
Bad debt expense	0.4	5.8
Income from operations	251.9	224.0
Interest expense, net	1.2	3.6
Other expense, net	14.1	15.3
Income before income taxes and equity in net earnings of affiliates	236.6	205.1
Income tax provision	70.1	57.2
Income before equity in net earnings of affiliates	166.5	147.9
Equity in net earnings of affiliates	15.9	10.2
Net income	182.4	158.1
Net income attributable to noncontrolling interests	(1.1)	(0.8)
Net income attributable to AGCO Corporation and subsidiaries	$181.3	$157.3
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$2.41	$2.10
Diluted	$2.40	$2.09
Cash dividends declared and paid per common share	$0.20	$0.16
Weighted average number of common and common equivalent shares outstanding:
Basic	75.2	74.9
Diluted	75.6	75.4
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Nine Months Ended September 30,
	2021	2020
Net sales	$7,983.1	$6,432.6
Cost of goods sold	6,093.5	4,970.7
Gross profit	1,889.6	1,461.9
Selling, general and administrative expenses	803.0	718.4
Operating expenses:
Engineering expenses	296.3	242.7
Amortization of intangibles	45.8	44.7
Goodwill impairment charge	—	20.0
Restructuring expenses	7.4	5.4
Bad debt (credit) expense	(0.3)	9.0
Income from operations	737.4	421.7
Interest expense, net	6.8	13.1
Other expense, net	40.2	37.8
Income before income taxes and equity in net earnings of affiliates	690.4	370.8
Income tax provision	121.4	117.9
Income before equity in net earnings of affiliates	569.0	252.9
Equity in net earnings of affiliates	49.2	31.5
Net income	618.2	284.4
Net (income) loss attributable to noncontrolling interests	(3.3)	7.3
Net income attributable to AGCO Corporation and subsidiaries	$614.9	$291.7
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$8.16	$3.89
Diluted	$8.11	$3.86
Cash dividends declared and paid per common share	$4.53	$0.48
Weighted average number of common and common equivalent shares outstanding:
Basic	75.3	75.0
Diluted	75.8	75.5
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in millions)

	Three Months Ended September 30,
	2021	2020
Net income	$182.4	$158.1
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	(65.4)	(30.3)
Defined benefit pension plans, net of tax	2.6	3.4
Deferred gains and losses on derivatives, net of tax	(3.4)	(1.1)
Other comprehensive loss, net of reclassification adjustments	(66.2)	(28.0)
Comprehensive income	116.2	130.1
Comprehensive (income) loss attributable to noncontrolling interests	(1.1)	1.4
Comprehensive income attributable to AGCO Corporation and subsidiaries	$115.1	$131.5

	Nine Months Ended September 30,
	2021	2020
Net income	$618.2	$284.4
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	(31.9)	(275.4)
Defined benefit pension plans, net of tax	31.7	10.3
Deferred gains and losses on derivatives, net of tax	6.9	3.9
Other comprehensive income (loss), net of reclassification adjustments	6.7	(261.2)
Comprehensive income	624.9	23.2
Comprehensive (income) loss attributable to noncontrolling interests	(3.7)	12.7
Comprehensive income attributable to AGCO Corporation and subsidiaries	$621.2	$35.9
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$618.2	$284.4
Adjustments to reconcile net income to net provided by operating activities:
Depreciation	164.2	154.9
Amortization of intangibles	45.8	44.7
Stock compensation expense	21.1	26.8
Goodwill impairment charge	—	20.0
Equity in net earnings of affiliates, net of cash received	(48.6)	(30.9)
Deferred income tax (benefit) provision	(67.3)	2.4
Other	12.2	19.2
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(247.4)	(264.7)
Inventories, net	(868.5)	(53.4)
Other current and noncurrent assets	(131.3)	(39.5)
Accounts payable	300.4	(55.6)
Accrued expenses	102.0	22.9
Other current and noncurrent liabilities	140.7	92.9
Total adjustments	(576.7)	(60.3)
Net cash provided by operating activities	41.5	224.1
Cash flows from investing activities:
Purchases of property, plant and equipment	(198.7)	(183.1)
Proceeds from sale of property, plant and equipment	3.9	0.9
Investments in unconsolidated affiliates	(1.2)	(4.7)
(Purchase) sale of businesses, net, and net of cash acquired	(16.8)	(2.8)
Other	(2.4)	—
Net cash used in investing activities	(215.2)	(189.7)
Cash flows from financing activities:
Proceeds from indebtedness	1,463.5	1,195.6
Repayments of indebtedness	(1,384.9)	(1,027.7)
Purchases and retirement of common stock	(75.0)	(55.0)
Payment of dividends to stockholders	(343.6)	(36.0)
Payment of minimum tax withholdings on stock compensation	(34.1)	(16.2)
Payment of debt issuance costs	—	(1.4)
Distributions to noncontrolling interest	(3.5)	0.2
Net cash (used in) provided by financing activities	(377.6)	59.5
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(30.8)	(15.7)
(Decrease) increase in cash, cash equivalents and restricted cash	(582.1)	78.2
Cash, cash equivalents and restricted cash, beginning of period	1,119.1	432.8
Cash, cash equivalents and restricted cash, end of period	$537.0	$511.0
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

    The Company cannot predict the future impact of the COVID-19 pandemic on its business, including any related impacts on the global economic and political environments, market demand for its products, supply chain disruptions, possible workforce unavailability, exchange rate and commodity prices and availability of financing, and their impact to the Company’s net sales, production volumes, costs and overall financial conditions.

Recently Adopted Accounting Pronouncements
    During the nine months ended September 30, 2021, the Company adopted the following pronouncements, which did not have a material impact to the Company’s results of operations, financial condition and cash flows.
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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

2.     ACQUISITIONS

    On August 13, 2021, the Company acquired Headsight, LLC (“Headsight”) for approximately $16.8 million. Headsight is headquartered in Bremen, Indiana and manufactures header height sensors used in corn and grain harvesting operations. The Company allocated the purchase price to the assets acquired and liabilities assumed based on estimates of their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, lease right-of-use assets and liabilities, accounts payable and accrued expenses, property, plant and equipment, and customer relationship, technology and trademark identifiable intangible assets. The Company recorded approximately $4.8 million of customer relationship, technology and trademark identifiable intangible assets and approximately $8.9 million of goodwill associated with the acquisition. The results of operations of Headsight have been included in the Company’s Condensed Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s North America geographical reportable segment. Proforma financial information related to the acquisition of Headsight was not material to the Company’s result of operations.

    The acquired identifiable intangible assets of Headsight as of the date of the acquisition are summarized in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Customer relationships	$3.2	7 years
Technology	0.9	10 years
Trademarks	0.7	7 years
	$4.8

    On September 10, 2021, the Company acquired Farm Robotics and Automation S.L. (“Faromatics”) for approximately €4.6 million (or approximately $5.5 million) net of approximately €0.1 million (or approximately $0.1 million) of cash and €0.8 million (or approximately $0.9 million) of escrowed cash which could be payable by the Company with in 18 months of the acquisition date. Faromatics is headquartered in Barcelona, Spain, and is the creator of ChickenBoy®, the world's first ceiling-suspended robot that monitors broiler chickens and helps farmers increase animal welfare and farm productivity. The Company allocated the purchase price to the assets acquired and liabilities assumed based on estimates of their fair values as of the acquisition date. The acquired net assets primarily consisted of inventories, other assets, lease right-of-use assets and liabilities, accounts payable and accrued expenses, property, plant and equipment, and technology identifiable intangible assets. The Company recorded approximately €1.5 million (or approximately $1.7 million) of technology and approximately €4.8 million (or approximately $5.7 million) of goodwill associated with the acquisition. The results of operations of Faromatics have been included in the Company’s Condensed Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s North America and Europe/Middle East geographical reportable segments. Proforma financial information related to the acquisition of Faromatics was not material to the Company’s result of operations.

The acquired identifiable intangible assets of Faromatics as of the date of the acquisition are summarized in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Technology	$1.7	15 years

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

3.    RESTRUCTURING EXPENSES

    In recent years, the Company has announced and initiated several actions to rationalize employee headcount in various manufacturing facilities and administrative offices located in the U.S., Europe, South America, Africa and China in order to reduce costs. Restructuring expenses activity during the three and nine months ended September 30, 2021 is summarized as follows (in millions):

	Gain on Sale of Joint Venture	Employee Severance	Facility Closure Costs	Other Related Closure Costs	Total
Balance as of December 31, 2020	$—	$11.1	$3.9	$1.8	$16.8
First quarter 2021 provision	—	1.3	—	—	1.3
First quarter 2021 cash activity	—	(2.3)	(3.9)	—	(6.2)
Foreign currency translation	—	(0.1)	—	(0.2)	(0.3)
Balance as of March 31, 2021	$—	$10.0	$—	$1.6	$11.6
Second quarter 2021 provision	—	3.9	—	1.5	5.4
Second quarter 2021 provision reversal	—	(0.7)	—	—	(0.7)
Second quarter 2021 cash activity	—	(1.9)	—	(0.7)	(2.6)
Foreign currency translation	—	—	—	0.2	0.2
Balance as of June 30, 2021	$—	$11.3	$—	$2.6	$13.9
Third quarter 2021 provision	—	5.1	—	—	5.1
Third quarter 2021 provision reversal	(2.5)	(1.2)	—	—	(3.7)
Third quarter 2021 cash activity	2.5	(3.0)	—	(1.4)	(1.9)
Foreign currency translation	—	(0.2)	—	(0.1)	(0.3)
Balance as of September 30, 2021	$—	$12.0	$—	$1.1	$13.1

    In addition, during the three months ended December 31, 2019, the Company exited and sold it’s 50% interest in its USC, LLC joint venture to its joint venture partner. The Company recorded a loss of approximately $2.1 million associated with the sale, reflected at the time within “Restructuring expenses” in the Company’s Consolidated Statements of Operations. As a result of the final payments received from the former joint venture partner related to the sale during the three months ended September 30, 2021, the Company recorded a gain of approximately $2.5 million, also reflected within “Restructuring expenses” in the Company’s Condensed Consolidated Statements of Operations.

4.    STOCK COMPENSATION PLANS

    The Company recorded stock compensation expense as follows for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$0.2	$0.5	$0.8	$0.9
Selling, general and administrative expenses	5.8	13.7	20.5	26.3
Total stock compensation expense	$6.0	$14.2	$21.3	$27.2

Stock Incentive Plan

    Under the Company’s Long-Term Incentive Plan (the “Plan”), up to 10,000,000 shares of AGCO common stock may be issued. As of September 30, 2021, of the 10,000,000 shares reserved for issuance under the Plan, 3,860,676 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The Plan allows the Company, under the direction of the Board of Directors’ Talent and Compensation Committee, to

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

make grants of performance shares, stock appreciation rights, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Long-Term Incentive Plan and Related Performance Awards

    The weighted average grant-date fair value of performance awards granted under the Plan during the nine months ended September 30, 2021 and 2020 was $123.33 and $70.84, respectively.

    During the nine months ended September 30, 2021, the Company granted 281,310 performance awards related to varying performance periods. The awards granted assume the maximum target levels of performance are achieved. The compensation expense associated with all awards granted under the Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved. The 2021 grant of performance award shares is subject to a total shareholder return modifier.

    Performance award transactions during the nine months ended September 30, 2021 are presented as if the Company were to achieve its maximum levels of performance and assume the 2021 performance awards subject to the total shareholder return modifier are achieved at target levels under the plan awards, and were as follows:

Shares awarded but not earned at January 1	582,952
Shares awarded	281,310
Shares forfeited	(12,238)
Shares vested	(142)
Shares awarded but not earned at September 30	851,882

    As of September 30, 2021, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was approximately $27.4 million, and the weighted average period over which it is expected to be recognized is approximately two years. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

Restricted Stock Unit Awards

    The weighted average grant-date fair value of the restricted stock units ("RSUs") granted under the Plan during the nine months ended September 30, 2021 and 2020 was $113.91 and $70.83, respectively.

    During the nine months ended September 30, 2021, the Company granted 92,848 RSU awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. The 2020 grant of RSU’s to certain executives has a three-year cliff vesting requirement subject to adjustment based on a total shareholders return metric relative to the Company's defined peer group. The compensation expense associated with these awards is being amortized ratably over the requisite service period for the awards that are expected to vest.

    RSU transactions during the nine months ended September 30, 2021 assume the 2020 RSUs subject to the total shareholder return modifier are achieved at target levels, and were as follows:

RSUs awarded but not vested at January 1	143,287
RSUs awarded	92,848
RSUs forfeited	(2,226)
RSUs vested	(63,397)
RSUs awarded but not vested at September 30	170,512

    As of September 30, 2021, the total compensation cost related to the unvested RSUs not yet recognized was approximately $10.7 million, and the weighted average period over which it is expected to be recognized is approximately one and one-half years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Stock-Settled Appreciation Rights

    The compensation expense associated with the stock-settled appreciation rights (“SSARs”) is amortized ratably over the requisite service period for the awards that are expected to vest. The Company estimates the fair value of the grants using the Black-Scholes option pricing model. SSAR transactions during the nine months ended September 30, 2021 were as follows:

SSARs outstanding at January 1	403,150
SSARs granted	—
SSARs exercised	(192,011)
SSARs canceled or forfeited	(904)
SSARs outstanding at September 30	210,235

    The Company did not grant any SSARs during the nine months ended September 30, 2021, and does not currently anticipate granting any SSARs in the future. As of September 30, 2021, the total compensation cost related to the unvested SSARs not yet recognized was approximately $1.1 million, and the weighted average period over which it is expected to be recognized is approximately two years.

Director Restricted Stock Grants

    The Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The 2021 grant was made on April 22, 2021 and equated to 9,117 shares of common stock, of which 7,899 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.4 million during the nine months ended September 30, 2021 associated with these grants.

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill during the nine months ended September 30, 2021 are summarized as follows (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Balance as of December 31, 2020	$593.4	$87.5	$501.3	$124.3	$1,306.5
Acquisitions	13.0	—	1.6	—	14.6
Foreign currency translation	—	(3.9)	(24.1)	(3.8)	(31.8)
Balance as of September 30, 2021	$606.4	$83.6	$478.8	$120.5	$1,289.3

    Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year. As of June 30, 2020, the Company concluded there were indicators of impairment during the three months ended June 30, 2020 related to one of its smaller reporting units, which was a 50%-owned tillage and seeding joint venture. As a result, the entire goodwill balance of this reporting unit was impaired, and during the three months ended June 30, 2020, the Company recorded a non-cash impairment charge of approximately $20.0 million as "Impairment charges" within the Company's Condensed Consolidated Statements of Operations, with an offsetting benefit of approximately $10.0 million included within "Net loss attributable to noncontrolling interests." During the three months ended June 30, 2021, the Company sold its 50% interest in the joint venture.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Changes in the carrying amount of acquired intangible assets during the nine months ended September 30, 2021 are summarized as follows (in millions):

Gross carrying amounts:	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Balance as of December 31, 2020	$206.0	$585.4	$158.0	$9.1	$958.5
Acquisitions	0.7	3.2	2.6	—	6.5
Sale of business	(1.3)	(4.4)	(17.1)	—	(22.8)
Foreign currency translation	(4.1)	(8.3)	(4.6)	0.1	(16.9)
Balance as of September 30, 2021	$201.3	$575.9	$138.9	$9.2	$925.3

Accumulated amortization:	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Balance as of December 31, 2020	$95.4	$390.3	$103.2	$3.4	$592.3
Amortization expense	7.5	28.0	10.2	0.1	45.8
Sale of business	(1.3)	(4.4)	(15.2)	—	(20.9)
Foreign currency translation	(1.3)	(6.0)	(3.6)	0.1	(10.8)
Balance as of September 30, 2021	$100.3	$407.9	$94.6	$3.6	$606.4

Indefinite-lived intangible assets:	Trademarks and Tradenames
Balance as of December 31, 2020	$89.4
Foreign currency translation	(2.0)
Balance as of September 30, 2021	$87.4

    The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from five to 50 years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

6.    INDEBTEDNESS

    Long-term debt consisted of the following at September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021	December 31, 2020
Senior term loan due 2022	$173.8	$184.0
Credit facility, expires 2023	395.0	277.9
1.002% Senior term loan due 2025	289.7	306.7
Senior term loans due between 2021 and 2028	677.8	806.0
Other long-term debt	9.0	10.5
Debt issuance costs	(1.4)	(2.5)
	1,543.9	1,582.6
Senior term loans due 2021, net of debt issuance costs	(222.5)	(323.6)
Current portion of other long-term debt	(2.3)	(2.3)
Total long-term indebtedness, less current portion	$1,319.1	$1,256.7

0.800% Senior Notes Due 2028

    On October 6, 2021, the Company issued €600.0 million (or approximately $692.5 million) of senior notes at an issue price of 99.993%. The notes mature on October 6, 2028, and interest is payable annually, in arrears, at 0.800%. The senior notes contain covenants restricting, among other things, the incurrence of certain secured indebtedness. The senior notes are subject to both optional and mandatory redemption in certain events.

    During October 2021, the Company used the proceeds received from the senior notes to repay its €150.0 million (or approximately $173.4 million as of October 8, 2021) senior term loan due 2022, $370.0 million related to its multi-currency revolving credit facility, and two of its 2016 senior term loans due October 2021 with an aggregate amount outstanding of €192.0 million (or approximately $223.8 million as of October 19, 2021). In August 2021, prior to the issuance of the senior notes, the Company repaid two of its 2018 senior term loans due August 2021 with an aggregate amount of €72.0 million (or approximately $85.5 million as of August 1, 2021). The Company intends to use an additional aggregate amount of €73.5 million (or approximately $85.2 million as of September 30, 2021) of the proceeds from the issuance of the senior notes and existing cash to repay one of its 2016 senior term loans due October 2023 and one of its 2018 senior term loans due August 2023.

Senior Term Loan Due 2022

    In October 2018, the Company entered into a term loan agreement with Coöperatieve Rabobank U.A (“Rabobank”) in the amount of €150.0 million (or approximately $173.8 million as of September 30, 2021). Interest was payable on the term loan quarterly in arrears at an annual rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating. As mentioned previously, during October 2021, the Company repaid its senior term loan of €150.0 million (or approximately $173.4 million as of October 8, 2021) with the proceeds from its 0.800% senior notes due 2028.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Credit Facility

    In October 2018, the Company entered into a multi-currency revolving credit facility of $800.0 million. The credit facility expires on October 17, 2023. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on the Company’s credit rating. As of September 30, 2021 the Company had $395.0 million outstanding borrowings under the revolving credit facility and had the ability to borrow approximately $405.0 million under the revolving credit facility. As of December 31, 2020 the Company had no outstanding borrowings under the revolving credit facility and had the ability to borrow approximately $800.0 million under the facility. As mentioned previously, on October 15, 2021, the Company repaid $370.0 million of its multicurrency revolving credit facility as a result of the issuance of its 0.800% senior notes due 2028.

    On April 9, 2020, the Company entered into an amendment to its credit facility to include incremental term loans (“2020 term loans”) that allow the Company to borrow aggregate principal amounts of €235.0 million and $267.5 million (or an aggregate of approximately $539.8 million as of September 30, 2021). Amounts can be drawn incrementally at any time prior to maturity, but must be drawn down proportionately. Amounts drawn must be in a minimum principal amount of $100.0 million and integral multiples of $50.0 million in excess thereof. Once amounts have been repaid, those amounts are not permitted to be re-drawn. The maturity date of the 2020 term loans is April 8, 2022. Interest accrues on amounts outstanding under the 2020 term loans, at the Company's option, at either (1) LIBOR plus a margin based on the Company's credit rating ranging from 1.125% to 2.125% until April 8, 2021 and ranging from 1.375% to 2.375% thereafter, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin based on the Company’s credit rating ranging from 0.125% to 1.375% until April 8, 2021 and ranging from 0.375% to 1.375% thereafter. The 2020 term loans contain covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. On April 15, 2020, the Company borrowed €117.5 million and $133.8 million of 2020 term loans. The Company simultaneously repaid €100.0 million (or approximately $108.7 million) of its revolving credit facility from the borrowings received. There were no other borrowings on the 2020 term loans subsequent to the initial borrowings in April 2020. On February 16, 2021, the Company repaid the 2020 term loans of €117.5 million and $133.8 million (or an aggregate of approximately $276.0 million as of February 16, 2021). As of September 30, 2021, the Company had the ability to borrow €117.5 million and $133.7 million (or an aggregate of approximately $269.8 million) of the 2020 term loans.

    As described above, the Company’s credit facility allows it to select from among various interest rate options. Due to the phase-out of LIBOR, LIBOR-based rates no longer will be available for borrowings denominated in U.S. dollars after December 31, 2022, and for loans denominated in other currencies after December 31, 2021. The interest rates reflected in the Company’s credit facility were designed to accommodate the discontinuation of LIBOR-based rates and a shift to the “Secured Overnight Financing Rate” or a base rate, and, as such, the Company does not believe that moving to other rates will have a materially adverse effect on the Company’s results of operations or financial position. In addition, the credit facility agreement also provides for an expedited amendment process once a replacement for LIBOR is established, which the Company may elect to utilize to add additional interest-rate alternatives.

1.002% Senior Term Loan Due 2025

    On January 25, 2019, the Company borrowed €250.0 million (or approximately $289.7 million as of September 30, 2021) from the European Investment Bank. The loan matures on January 24, 2025. The Company is permitted to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears.

Senior Term Loans Due Between 2021 and 2028

    In October 2016, the Company borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements, and in August 2018, the Company borrowed an additional aggregate amount of €338.0 million through a group of another seven related term loan agreements. Of the 2016 term loans, the Company repaid an aggregate amount of €56.0 million (or approximately $61.1 million) upon maturity of two term loan agreements in October 2019. Additionally, as mentioned previously, the Company repaid €192.0 million (or approximately $223.8 million as of October 19, 2021) upon maturity of two 2016 senior term loans in October 2021. In August 2021, prior to the issuance of the senior notes due 2028, the

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Company repaid two of its 2018 senior term loans upon maturity with an aggregate amount of €72.0 million (or approximately $85.5 million as of August 1, 2021).

    In aggregate, as of September 30, 2021, the Company had indebtedness of €585.0 million (or approximately     $677.8 million as of September 30, 2021) through a group of ten remaining related term loan agreements. As of October 31, 2021, as a result of further repayments discussed previously, the Company had indebtedness of €393.0 million (or approximately $456.7 million) through a group of eight remaining term loan agreements. The provisions of the term loan agreements are substantially identical, with the exception of interest rate terms and maturities. As of September 30, 2021, for the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 0.90% to 2.26% and maturity dates between October 2021 and August 2028. For the term loans with a floating interest rate, interest is payable in arrears on a semi-annual basis, with interest rates based on the EURIBOR plus a margin ranging from 0.90% to 1.25% and maturity dates between October 2021 and August 2025.

Short-Term Borrowings

    As of September 30, 2021 and December 31, 2020, the Company had short-term borrowings due within one year of approximately $77.8 million and $33.8 million, respectively.

Standby Letters of Credit and Similar Instruments

    The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At September 30, 2021 and December 31, 2020, outstanding letters of credit totaled approximately $14.6 million and $14.4 million, respectively.

7.    RECOVERABLE INDIRECT TAXES

    The Company’s Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from the Company’s sales in the Brazilian market. The Company regularly assesses the recoverability of these tax credits, and establishes reserves when necessary against them, through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from the Company’s ongoing operations. The Company believes that these tax credits, net of established reserves, are realizable. The Company had recorded approximately $122.2 million and $91.2 million, respectively, of VAT tax credits, net of reserves, as of September 30, 2021 and December 31, 2020.

8.    INVENTORIES

    Inventories at September 30, 2021 and December 31, 2020 were as follows (in millions):

	September 30, 2021	December 31, 2020
Finished goods	$760.8	$641.3
Repair and replacement parts	697.1	652.3
Work in process	413.4	175.1
Raw materials	867.0	505.7
Inventories, net	$2,738.3	$1,974.4

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

9.    PRODUCT WARRANTY

    The warranty reserve activity for the three and nine months ended September 30, 2021 and 2020, including deferred revenue associated with the Company's extended warranties that have been sold, was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$579.3	$409.0	$521.8	$392.8
Acquisition	—	0.2	—	0.2
Accruals for warranties issued during the period	72.7	73.2	242.8	187.1
Settlements made (in cash or in kind) during the period	(69.3)	(56.5)	(172.0)	(144.1)
Foreign currency translation	(14.0)	12.5	(23.9)	2.4
Balance at September 30	$568.7	$438.4	$568.7	$438.4

    The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $473.5 million, $431.6 million and $356.4 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively. Approximately $95.2 million, $90.2 million and $82.0 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2021, December 31, 2020, and September 30, 2020, respectively.

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

10.    NET INCOME PER COMMON SHARE

    Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per common share assumes the exercise of outstanding SSARs and the vesting of performance share awards and RSUs using the treasury stock method when the effects of such assumptions are dilutive.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    A reconciliation of net income attributable to AGCO Corporation and subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three and nine months ended September 30, 2021 and 2020 is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$181.3	$157.3	$614.9	$291.7
Weighted average number of common shares outstanding	75.2	74.9	75.3	75.0
Basic net income per share attributable to AGCO Corporation and subsidiaries	$2.41	$2.10	$8.16	$3.89
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$181.3	$157.3	$614.9	$291.7
Weighted average number of common shares outstanding	75.2	74.9	75.3	75.0
Dilutive SSARs, performance share awards and RSUs	0.4	0.5	0.5	0.5
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	75.6	75.4	75.8	75.5
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$2.40	$2.09	$8.11	$3.86

    There were no SSARs outstanding for the three and nine months ended September 30, 2021 that had an antidilutive impact. SSARs to purchase approximately 0.5 million and 0.7 million shares of the Company's common stock for the three and nine months ended September 30, 2020, respectively, were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

11.    INCOME TAXES

    At September 30, 2021 and December 31, 2020, the Company had approximately $253.1 million and $227.9 million, respectively, of gross unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. Gross unrecognized income tax benefits as of September 30, 2021 and December 31, 2020 exclude certain indirect favorable effects that relate to other tax jurisdictions of approximately $62.1 million and $64.1 million, respectively. In addition, the gross unrecognized income tax benefits as of September 30, 2021 exclude certain deposits made in a foreign jurisdiction of approximately $6.8 million associated with an ongoing audit. At September 30, 2021 and December 31, 2020, the Company had approximately $50.8 million and $57.1 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months, reflected in “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheets. At September 30, 2021 and December 31, 2020, the Company had approximately $201.5 million and $163.8 million, respectively, of accrued taxes and approximately $0.8 million and $7.0 million, respectively, of deferred taxes related to uncertain tax positions that it expects to settle or pay beyond 12 months, reflected in “Other noncurrent liabilities” and “Deferred tax liabilities,” respectively, in the Company’s Condensed Consolidated Balance Sheets. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At September 30, 2021 and December 31, 2020, the Company had accrued interest and penalties related to unrecognized tax benefits of approximately $41.7 million and $39.4 million, respectively. Generally, tax years 2015 through 2020 remain open to examination by taxing authorities in the United States and certain other foreign tax jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in the United States and in various state, local and foreign jurisdictions. As of September 30, 2021, a number of income tax examinations in foreign jurisdictions are ongoing.

    The Company’s income tax provision as of September 30, 2021 includes the benefit of a reversal of approximately $67.8 million related to a valuation allowance previously established against the Company’s net deferred tax assets in the United States that the Company recorded as of June 30, 2021. Improvements in income in the United States during 2020 and year-to-date 2021, along with updated future projected income levels, supported the reversal of the valuation allowance.

    The Company maintains a valuation allowance to fully reserve against its net deferred tax assets Brazil and certain other foreign jurisdictions. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company regularly assesses the likelihood that its deferred tax assets will be

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

12.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

    During 2021 and 2020, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was approximately $293.0 million and $395.8 million as of September 30, 2021 and December 31, 2020, respectively.

Steel Commodity Contracts

    During 2021 and 2020, the Company designated certain steel commodity contracts as cash flow hedges of expected future purchases of steel. The total notional value of derivatives that were designated as cash flow hedges was approximately $11.9 million and $14.7 million as of September 30, 2021 and December 31, 2020, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following tables summarize the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and net income during the three and nine months ended September 30, 2021 and 2020 (in millions):

		Recognized in Net Income
Three Months Ended September 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2021
Foreign currency contracts(1)	$1.8	Cost of goods sold	$(1.3)	$2,098.4
Commodity contracts(2)	(0.2)	Cost of goods sold	6.3	$2,098.4
Total	$1.6		$5.0
2020
Foreign currency contracts	$(0.1)	Cost of goods sold	$1.0	$1,918.8

		Recognized in Net Income
Nine Months Ended September 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2021
Foreign currency contracts(1)	$(5.8)	Cost of goods sold	$(7.4)	$6,093.5
Commodity contracts(2)	$13.5	Cost of goods sold	8.2	$6,093.5
Total	$7.7		$0.8
2020
Foreign currency contracts	$8.1	Cost of goods sold	$4.2	$4,970.7
(1) The outstanding contracts as of September 30, 2021 range in maturity through December 2021.
(2) The outstanding contracts as of September 30, 2021 range in maturity through July 2022.

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended September 30, 2021 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net gains as of June 30, 2021	$11.6	$3.8	$7.8
Net changes in fair value of derivatives	1.9	0.3	1.6
Net gains reclassified from accumulated other comprehensive loss into income	(7.0)	(2.0)	(5.0)
Accumulated derivative net gains as of September 30, 2021	$6.5	$2.1	$4.4

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the nine months ended September 30, 2021 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2020	$(3.0)	$(0.5)	$(2.5)
Net changes in fair value of derivatives	11.5	3.8	7.7
Net gains reclassified from accumulated other comprehensive loss into income	(2.0)	(1.2)	(0.8)
Accumulated derivative net gains as of September 30, 2021	$6.5	$2.1	$4.4

    As of September 30, 2021, approximately $0.7 million of derivative net losses and approximately $5.5 million of derivatives net gains, before taxes, remain in accumulated other comprehensive loss held by the Company related to foreign currency contracts and commodity contracts, respectively, as the inventory associated with the losses and gains had not yet been sold.

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

    On January 29, 2021, the Company entered into a new cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap has an expiration date of January 29, 2028. At maturity of the cross currency swap contract, the Company will deliver the notional amount of approximately €247.9 million (or approximately $287.3 million as of September 30, 2021) and will receive     $300.0 million from the counterparties. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until the maturity of the cross currency swap.

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

    The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	September 30, 2021	December 31, 2020
Cross currency swap contract	$300.0	$300.0

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the after-tax impact of changes in the fair value of the instrument designated as a net investment hedge during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Three Months Ended		Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cross currency swap contract	$5.8	$(13.3)	$5.5	$(11.8)
Foreign currency denominated debt	—	—	—	1.7

Derivative Transactions Not Designated as Hedging Instruments

    During 2021 and 2020, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of September 30, 2021 and December 31, 2020, the Company had outstanding foreign currency contracts with a notional amount of approximately $3,390.6 million and $3,326.6 million, respectively.

    The following table summarizes the impact that changes in the fair value of derivatives not designated as hedging instruments had on net income (in millions):

		Loss Recognized in Net Income for the Three Months Ended		Gain Recognized in Net Income for the Nine Months Ended
	Classification of Gain (Loss)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Foreign currency contracts	Other expense, net	$(1.7)	$(7.0)	$27.6	$16.1

    The table below sets forth the fair value of derivative instruments as of September 30, 2021 (in millions):

	Asset Derivatives as of September 30, 2021		Liability Derivatives as of September 30, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.9	Other current liabilities	$2.6
Commodity contracts	Other current assets	2.9	Other current liabilities	0.6
Cross currency swap contract	Other noncurrent assets	7.0	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	13.2	Other current liabilities	9.3
Total derivative instruments		$25.0		$12.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The table below sets forth the fair value of derivative instruments as of December 31, 2020 (in millions):

	Asset Derivatives as of December 31, 2020		Liability Derivatives as of December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.0	Other current liabilities	$4.5
Commodity contracts	Other current assets	0.5	Other current assets	—
Cross currency swap contract	Other noncurrent assets	1.5	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	12.3	Other current liabilities	22.2
Total derivative instruments		$15.3		$26.7

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

13.    CHANGES IN STOCKHOLDERS’ EQUITY

    The following tables set forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three and nine months ended September 30, 2021 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, June 30, 2021	$0.8	$11.7	$4,864.1	$(1,738.3)	$26.5	$3,164.8
Stock compensation	—	5.9	—	—	—	5.9
SSARs exercised	—	(0.5)	—	—	—	(0.5)
Comprehensive income:
Net income	—	—	181.3	—	1.1	182.4
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(65.4)	—	(65.4)
Defined benefit pension plans, net of tax	—	—	—	2.6	—	2.6
Deferred gains and losses on derivatives, net of tax	—	—	—	(3.4)	—	(3.4)
Payment of dividends to stockholders	—	—	(15.0)	—	—	(15.0)
Purchases and retirement of common stock	(0.1)	(13.5)	(61.4)	—	—	(75.0)
Balance, September 30, 2021	$0.7	$3.6	$4,969.0	$(1,804.5)	$27.6	$3,196.4

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2020	$0.8	$30.9	$4,759.1	$(1,810.8)	$38.0	$3,018.0
Stock compensation	—	21.1	—	—	—	21.1
Issuance of stock awards	—	(29.5)	—	—	—	(29.5)
SSARs exercised	—	(5.4)	—	—	—	(5.4)
Comprehensive income:
Net income	—	—	614.9	—	3.3	618.2
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(32.3)	0.4	(31.9)
Defined benefit pension plans, net of tax	—	—	—	31.7	—	31.7
Deferred gains and losses on derivatives, net of tax	—	—	—	6.9	—	6.9
Payment of dividends to stockholders	—	—	(343.6)	—	—	(343.6)
Purchases and retirement of common stock	(0.1)	(13.5)	(61.4)	—	—	(75.0)
Distributions to noncontrolling interest	—	—	—	—	(3.5)	(3.5)
Change in noncontrolling interest	—	—	—	—	(10.6)	(10.6)
Balance, September 30, 2021	$0.7	$3.6	$4,969.0	$(1,804.5)	$27.6	$3,196.4

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following tables set forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three and nine months ended September 30, 2020 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, June 30, 2020	$0.8	$10.1	$4,490.4	$(1,825.2)	$41.4	$2,717.5
Stock compensation	—	14.1	—	—	—	14.1
Comprehensive income:
Net income	—	—	157.3	—	0.8	158.1
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(28.1)	(2.2)	(30.3)
Defined benefit pension plans, net of tax	—	—	—	3.4	—	3.4
Deferred gains and losses on derivatives, net of tax	—	—	—	(1.1)	—	(1.1)
Payment of dividends to stockholders	—	—	(12.0)	—	—	(12.0)
Changes in noncontrolling interests	—	—	—	—	0.2	0.2
Balance, September 30, 2020	$0.8	$24.2	$4,635.7	$(1,851.0)	$40.2	$2,849.9

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2019	$0.8	$4.7	$4,443.5	$(1,595.2)	$53.2	$2,907.0
Stock compensation	—	30.2	(3.4)	—	—	26.8
Issuance of stock awards	—	(7.3)	(8.4)	—	—	(15.7)
SSARs exercised	—	—	(0.1)	—	—	(0.1)
Comprehensive loss:
Net income (loss)	—	—	291.7	—	(7.3)	284.4
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(270.0)	(5.4)	(275.4)
Defined benefit pension plans, net of tax	—	—	—	10.3	—	10.3
Deferred gains and losses on derivatives, net of tax	—	—	—	3.9	—	3.9
Payment of dividends to stockholders	—	—	(36.0)	—	—	(36.0)
Purchases and retirement of common stock	—	(3.4)	(51.6)	—	—	(55.0)
Change in noncontrolling interest	—	—	—	—	(0.3)	(0.3)
Balance, September 30, 2020	$0.8	$24.2	$4,635.7	$(1,851.0)	$40.2	$2,849.9

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Total comprehensive income (loss) attributable to noncontrolling interests for the three and nine months ended September 30, 2021 and 2020 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$1.1	$0.8	$3.3	$(7.3)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(2.2)	0.4	(5.4)
Total comprehensive income (loss)	$1.1	$(1.4)	$3.7	$(12.7)

    The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the nine months ended September 30, 2021 (in millions):

	Defined Benefit Pension Plans	Deferred Net (Losses) Gains on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2020	$(313.3)	$(2.5)	$(1,495.0)	$(1,810.8)
Other comprehensive income (loss) before reclassifications	23.2	7.7	(32.3)	(1.4)
Net losses (gains) reclassified from accumulated other comprehensive loss	8.5	(0.8)	—	7.7
Other comprehensive income (loss), net of reclassification adjustments	31.7	6.9	(32.3)	6.3
Accumulated other comprehensive loss, September 30, 2021	$(281.6)	$4.4	$(1,527.3)	$(1,804.5)

    The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three months ended September 30, 2021 and 2020 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30, 2021(1)	Three Months Ended September 30, 2020(1)
Derivatives:
Net losses (gains) on foreign currency contracts	$1.5	$(1.2)	Cost of goods sold
Net gains on commodity contracts	$(8.5)	$—	Cost of goods sold
Reclassification before tax	(7.0)	(1.2)
	2.0	0.2	Income tax benefit (provision)
Reclassification net of tax	$(5.0)	$(1.0)

Defined benefit pension plans:
Amortization of net actuarial losses	$3.4	$3.5	Other expense, net(2)
Amortization of prior service cost	0.1	0.5	Other expense, net(2)
Reclassification before tax	3.5	4.0
	(0.9)	(0.6)	Income tax provision
Reclassification net of tax	$2.6	$3.4

Net (gains) losses reclassified from accumulated other comprehensive loss	$(2.4)	$2.4
(1) (Gains) losses included within the Condensed Consolidated Statements of Operations for the three months ended September 30, 2021 and 2020, respectively.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 15 for additional information on the Company’s defined benefit pension plans.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the nine months ended September 30, 2021 and 2020 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Nine Months Ended September 30, 2021(1)	Nine Months Ended September 30, 2020(1)
Derivatives:
Net losses (gains) on foreign currency contracts	$8.4	$(4.4)	Cost of goods sold
Net gains on commodity contracts	(10.4)	—	Cost of goods sold
Reclassification before tax	(2.0)	(4.4)
	1.2	0.2	Income tax provision
Reclassification net of tax	$(0.8)	$(4.2)

Defined benefit pension plans:
Amortization of net actuarial losses	$10.8	$10.2	Other expense, net(2)
Amortization of prior service cost	0.7	1.7	Other expense, net(2)
Reclassification before tax	11.5	11.9
	(3.0)	(1.6)	Income tax provision
Reclassification net of tax(3)	$8.5	$10.3

Net losses reclassified from accumulated other comprehensive loss	$7.7	$6.1
(1) Losses included within the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020, respectively.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 15 for additional information on the Company’s defined benefit pension plans.
(3) During the nine months ended September 30, 2021, the Company amended its ENPP. The amendment resulted in a net gain of approximately $23.2 million, after tax, recognized in "Accumulated other comprehensive loss" in the Company's Condensed Balance Sheets. See Note 15 for additional information regarding the Company's defined benefit pension plans.

Share Repurchase Program

    In August 2021, the Company entered into an ASR agreement with a financial institution to repurchase an aggregate of $75.0 million of shares of its common stock. The Company received 558,471 shares to date in this transaction. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets.

    As of September 30, 2021, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $170.0 million, which has no expiration date.

    In November 2021, the Company entered into an ASR agreement with a financial institution to repurchase an aggregate of $60.0 million shares of its common stock. The Company received 393,733 shares to date in this transaction. The specific number of shares the Company will ultimately repurchase will be determined at the completion of the term of the ASR based on the daily volume-weighted average share price of the Company’s common stock less an agreed upon discount. Upon settlement of the ASR, the Company may be entitled to receive additional shares of common stock or, under certain circumstances, be required to remit a settlement amount. The Company expects that additional shares will be received by the Company upon final settlement of its current ASR agreement, which expires during the first quarter of 2022. All shares received under the ASR agreement discussed above were retired upon receipt and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

14.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

    The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. As of September 30, 2021 and December 31, 2020, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.3 billion and $1.5 billion, respectively.

    Under the terms of the accounts receivable sales agreements in North America, Europe and Brazil, the Company pays an annual fee related to the servicing of the receivables sold. The Company also pays the respective AGCO Finance entities a subsidized interest payment with respect to the accounts receivable sales agreements, calculated based upon LIBOR plus a margin on any non-interest bearing accounts receivable outstanding and sold under the accounts receivable sales agreements. Following the phase out of LIBOR-denominated rates, the Company expects this funding to be based upon the interest rate charged by Rabobank to its affiliate, which, in turn, such affiliate then lends to the AGCO Finance entities plus an agreed-upon margin. These fees are reflected within losses on the sales of receivables included within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations. The Company does not service the receivables after the sales occur and does not maintain any direct retained interest in the receivables. The Company accounts for the receivable sales agreements as off-balance sheet transactions.

    Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $7.4 million and $17.1 million, respectively, during the three and nine months ended September 30, 2021. Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $6.1 million and $18.5 million, respectively, during the three and nine ended September 30, 2020.

    The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of September 30, 2021 and December 31, 2020, these finance joint ventures had approximately $67.0 million and $85.2 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company accounts for these arrangements as off-balance sheet transactions.

    In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company accounts for the sale of such receivables as off-balance sheet transactions.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

15.    PENSION AND POSTRETIREMENT BENEFIT PLANS

    Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three and nine months ended September 30, 2021 and 2020 are set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension benefits	2021	2020	2021	2020
Service cost	$3.7	$4.0	$11.5	$12.0
Interest cost	3.3	4.1	9.7	12.3
Expected return on plan assets	(8.0)	(7.1)	(23.7)	(21.2)
Amortization of net actuarial losses	3.3	3.4	10.7	10.0
Amortization of prior service cost	—	0.5	0.6	1.6
Curtailment(1)	—	—	(1.2)	$—
Net periodic pension cost	$2.3	$4.9	$7.6	$14.7
(1) During the nine months ended September 30, 2021, the Company amended its Executive Nonqualified Pension Plan (“ENPP”) to freeze the plan as of December 31, 2024 to future salary benefit accruals, and to eliminate a life-time annuity feature for participants reaching age 65 subsequent to December 31, 2022. This amendment resulted in a curtailment gain related to the ENPP's net prior service credit.

	Three Months Ended September 30,		Nine Months Ended September 30,
Postretirement benefits	2021	2020	2021	2020
Service cost	$—	$—	$0.1	$—
Interest cost	0.2	0.3	0.6	0.9
Amortization of net actuarial losses	0.1	0.1	0.1	0.2
Amortization of prior service cost	0.1	—	0.1	0.1
Net periodic postretirement benefit cost	$0.4	$0.4	$0.9	$1.2

    The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations.

    The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s defined pension and postretirement benefit plans during the nine months ended September 30, 2021 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2020	$(412.5)	$(99.2)	$(313.3)
Amortization of net actuarial losses	10.8	2.7	8.1
Amortization of prior service cost	0.7	0.3	0.4
Plan amendment(1)	31.2	8.0	23.2
Accumulated other comprehensive loss as of September 30, 2021	$(369.8)	$(88.2)	$(281.6)
(1) During the nine months ended September 30, 2021, the Company amended its ENPP. The amendment resulted in a remeasurement gain of approximately $10.5 million as well as the impacts of approximately $12.2 million due to the elimination a life-time annuity feature and approximately $9.7 million due to the freezing of future salary benefits, partially offset by a curtailment gain of approximately $1.2 million. The after-tax impact of the aggregate of these items was approximately $23.2 million.

    During the nine months ended September 30, 2021, the Company made approximately $28.3 million of contributions to its defined pension benefit plans. The Company currently estimates its minimum contributions for 2021 to its defined pension benefit plans will aggregate approximately $36.6 million.

    During the nine months ended September 30, 2021, the Company made approximately $1.0 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.5 million of contributions to its postretirement health care and life insurance benefit plans during 2021.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

16.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    The Company enters into foreign currency, commodity and interest rate swap contracts. The fair values of the Company’s derivative instruments are determined using discounted cash flow valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these discounted cash flow valuation models for derivative instruments include the applicable exchange rates, forward rates or interest rates. Such models used for option contracts also use implied volatility. See Note 12 for additional information on the Company’s derivative instruments and hedging activities.

    Assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are summarized below (in millions):

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$25.0	$—	$25.0
Derivative liabilities	—	12.5	—	12.5

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$15.3	$—	$15.3
Derivative liabilities	—	26.7	—	26.7

    The carrying amounts of long-term debt under the Company’s senior term loan due 2022, 1.002% senior term loan due 2025 and senior term loans due between 2021 and 2028 approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. See Note 6 for additional information on the Company’s long-term debt.

17.    RELATED PARTIES

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

18.    SEGMENT REPORTING

    The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are generally charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and nine months ended September 30, 2021 and 2020 and assets as of September 30, 2021 and December 31, 2020 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended September 30,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
2021
Net sales	$638.7	$383.3	$1,462.4	$240.7	$2,725.1
Income from operations	35.8	44.4	192.3	28.6	301.1
Depreciation	14.8	6.7	28.6	4.2	54.3
Capital expenditures	10.5	8.9	55.6	3.1	78.1
2020
Net sales	$582.2	$273.9	$1,405.9	$235.5	$2,497.5
Income from operations	58.3	16.7	187.5	23.8	286.3
Depreciation	15.4	6.1	26.6	4.5	52.6
Capital expenditures	9.2	2.9	52.8	0.7	65.6

Nine Months Ended September 30,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
2021
Net sales	$1,984.5	$902.1	$4,424.8	$671.7	$7,983.1
Income from operations	214.4	83.7	538.1	76.2	912.4
Depreciation	45.6	20.0	86.6	12.0	164.2
Capital expenditures	31.6	20.5	139.4	7.2	198.7
2020
Net sales	$1,689.9	$606.3	$3,644.2	$492.2	$6,432.6
Income from operations	183.9	13.4	380.8	36.5	614.6
Depreciation	46.2	19.6	79.0	10.1	154.9
Capital expenditures	27.5	13.3	137.3	5.0	183.1
Assets
As of September 30, 2021	$1,321.6	$854.4	$2,605.6	$633.1	$5,414.7
As of December 31, 2020	1,051.9	687.6	2,238.7	536.2	4,514.4

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment income from operations	$301.1	$286.3	$912.4	$614.6
Corporate expenses	(27.9)	(33.0)	(101.3)	(96.5)
Amortization of intangibles	(14.1)	(14.8)	(45.8)	(44.7)
Goodwill impairment charge	—	—	—	(20.0)
Stock compensation expense	(5.8)	(13.7)	(20.5)	(26.3)
Restructuring expenses	(1.4)	(0.8)	(7.4)	(5.4)
Consolidated income from operations	$251.9	$224.0	$737.4	$421.7

	September 30, 2021	December 31, 2020
Segment assets	$5,414.7	$4,514.4
Cash, cash equivalents and restricted cash	537.0	1,119.1
Investments in affiliates	480.4	442.7
Deferred tax assets, other current and noncurrent assets	814.2	665.9
Intangible assets, net	406.3	455.6
Goodwill	1,289.3	1,306.5
Consolidated total assets	$8,941.9	$8,504.2

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

19.    COMMITMENTS AND CONTINGENCIES

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

    At September 30, 2021, the Company has outstanding guarantees of indebtedness owed to related and third parties of approximately $23.2 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2026. Losses under such guarantees historically have been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid. The Company also has obligations to guarantee indebtedness owed to certain of its finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant, and the guarantees are not material. The Company believes the credit risk associated with these guarantees is not material.

    In addition, at September 30, 2021, the Company had accrued approximately $24.3 million of outstanding guarantees of residual values that may be owed to its finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under these guarantees is approximately $142.1 million.

Leases

    Lease payment amounts for operating and finance leases with remaining terms greater than one year as of September 30, 2021 and December 31, 2020 were as follows (in millions):

	September 30, 2021		December 31, 2020
	Operating Leases(1)	Finance Leases	Operating Leases(1)	Finance Leases
2021	$12.4	$0.7	$47.6	$3.3
2022	43.7	1.4	37.7	1.4
2023	34.4	1.2	28.6	1.1
2024	23.2	0.9	18.9	0.8
2025	16.4	0.6	13.6	0.6
Thereafter	42.5	8.7	44.5	9.1
Total lease payments	172.6	13.5	190.9	16.3
Less: imputed interest(2)	(16.6)	(3.0)	(21.5)	(3.5)
Present value of leased liabilities	$156.0	$10.5	$169.4	$12.8
(1) Operating lease payments include options to extend or terminate at the Company's sole discretion, which are included in the determination of lease term when they are reasonably certain to be exercised.
(2) Calculated for each lease using either the implicit interest rate or the incremental borrowing rate when the implicit interest rate is not readily available.

Other

    At September 30, 2021, the Company had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $3,683.6 million. The outstanding contracts as of September 30, 2021 range in maturity through December 2021. The Company also had outstanding designated steel commodity contracts with a gross notional amount of approximately $11.9 million that range in maturity through July 2022.

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

Contingencies

    In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through September 30, 2021, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $24.2 million). The amount ultimately in dispute will be significantly greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

    The Company is a party to various other legal claims and actions incidental to its business. The Company believes that none of these claims or actions, either individually or in the aggregate, are material to its business or financial statements as a whole, including its results of operations and financial condition.

20.    REVENUE

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

    Significant changes in the balance of contract liabilities for the three and nine months ended September 30, 2021 and 2020 were as follows (in millions):

	Three Months Ended September 30,
	2021	2020
Balance at beginning of period	$201.2	$118.7
Advance consideration received	54.7	57.6
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(18.8)	(11.5)
Revenue recognized during the period related to grain storage and protein production systems	(24.2)	(24.6)
Foreign currency translation	(3.5)	4.7
Balance at September 30	$209.4	$144.9

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$172.0	$104.0
Advance consideration received	170.8	127.2
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(45.1)	(33.6)
Revenue recognized during the period related to grain storage and protein production systems	(84.0)	(53.6)
Foreign currency translation	(4.3)	0.9
Balance at September 30	$209.4	$144.9

    The contract liabilities are classified as either “Accrued expenses” or “Other current liabilities” and “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2021, we recognized approximately $18.7 million and $61.9 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2021. During the three and nine months ended September 30, 2020, we recognized approximately $10.5 million and $36.3 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2020.

Remaining Performance Obligations

    The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2021 are $17.1 million for the remainder of 2021, $66.7 million in 2022, $51.9 million in 2023, $27.1 million in 2024 and $18.0 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Disaggregated Revenue

    Net sales for the three months ended September 30, 2021 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America (1)	Europe/Middle East	Asia/Pacific/Africa(1)	Consolidated
Primary geographical markets:
United States	$506.6	$—	$—	$—	$506.6
Canada	101.6	—	—	—	101.6
South America	—	379.8	—	—	379.8
Germany	—	—	294.3	—	294.3
France	—	—	258.1	—	258.1
United Kingdom and Ireland	—	—	155.5	—	155.5
Finland and Scandinavia	—	—	196.3	—	196.3
Other Europe	—	—	508.2	—	508.2
Middle East and Algeria	—	—	50.0	—	50.0
Africa	—	—	—	37.6	37.6
Asia	—	—	—	99.9	99.9
Australia and New Zealand	—	—	—	103.2	103.2
Mexico, Central America and Caribbean	30.5	3.5	—	—	34.0
	$638.7	$383.3	$1,462.4	$240.7	$2,725.1

Major products:
Tractors	$227.5	$202.8	$1,016.8	$105.7	$1,552.8
Replacement parts	98.0	37.2	279.9	28.1	443.2
Grain storage and protein production systems	154.0	42.3	45.7	48.0	290.0
Combines, application equipment and other machinery	159.2	100.9	120.0	59.0	439.1
	$638.7	$383.3	$1,462.4	$240.7	$2,725.1
(1) Rounding may impact the summation of amounts.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the three months ended September 30, 2020 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$463.9	$—	$—	$—	$463.9
Canada	98.2	—	—	—	98.2
South America	—	271.6	—	—	271.6
Germany	—	—	387.0	—	387.0
France	—	—	261.8	—	261.8
United Kingdom and Ireland	—	—	131.3	—	131.3
Finland and Scandinavia	—	—	189.3	—	189.3
Other Europe	—	—	397.5	—	397.5
Middle East and Algeria	—	—	39.0	—	39.0
Africa	—	—	—	15.8	15.8
Asia	—	—	—	109.9	109.9
Australia and New Zealand	—	—	—	109.8	109.8
Mexico, Central America and Caribbean	20.1	2.3	—	—	22.4
	$582.2	$273.9	$1,405.9	$235.5	$2,497.5

Major products:
Tractors	$198.4	$154.3	$1,033.5	$82.5	$1,468.7
Replacement parts	94.8	22.8	249.6	23.6	390.8
Grain storage and protein production systems	152.0	16.7	29.3	67.3	265.3
Combines, application equipment and other machinery	137.0	80.1	93.5	62.1	372.7
	$582.2	$273.9	$1,405.9	$235.5	$2,497.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the nine months ended September 30, 2021 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America(1)	Europe/Middle East	Asia/Pacific/Africa(1)	Consolidated
Primary geographical markets:
United States	$1,576.2	$—	$—	$—	$1,576.2
Canada	332.0	—	—	—	332.0
South America	—	894.4	—	—	894.4
Germany	—	—	988.2	—	988.2
France	—	—	768.4	—	768.4
United Kingdom and Ireland	—	—	450.9	—	450.9
Finland and Scandinavia	—	—	574.9	—	574.9
Other Europe	—	—	1,490.5	—	1,490.5
Middle East and Algeria	—	—	151.9	—	151.9
Africa	—	—	—	99.5	99.5
Asia	—	—	—	318.8	318.8
Australia and New Zealand	—	—	—	253.4	253.4
Mexico, Central America and Caribbean	76.3	7.7	—	—	84.0
	$1,984.5	$902.1	$4,424.8	$671.7	$7,983.1

Major products:
Tractors	$661.0	$440.2	$2,967.3	$295.8	$4,364.3
Replacement parts	305.5	99.7	839.2	77.0	1,321.4
Grain storage and protein production systems	418.4	96.0	131.6	173.7	819.7
Combines, application equipment and other machinery	599.6	266.1	486.7	125.3	1,477.7
	$1,984.5	$902.1	$4,424.8	$671.7	$7,983.1
(1) Rounding may impact the summation of amounts.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the nine months ended September 30, 2020 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East(1)	Asia/Pacific/Africa(1)	Consolidated
Primary geographical markets:
United States	$1,373.6	$—	$—	$—	$1,373.6
Canada	252.4	—	—	—	252.4
South America	—	600.8	—	—	600.8
Germany	—	—	981.4	—	981.4
France	—	—	697.5	—	697.5
United Kingdom and Ireland	—	—	354.9	—	354.9
Finland and Scandinavia	—	—	466.2	—	466.2
Other Europe	—	—	1,047.1	—	1,047.1
Middle East and Algeria	—	—	97.1	—	97.1
Africa	—	—	—	31.8	31.8
Asia	—	—	—	243.8	243.8
Australia and New Zealand	—	—	—	216.6	216.6
Mexico, Central America and Caribbean	63.9	5.5	—	—	69.4
	$1,689.9	$606.3	$3,644.2	$492.2	$6,432.6

Major products:
Tractors	$515.4	$331.2	$2,486.0	$189.9	$3,522.5
Replacement parts	272.8	59.6	707.6	60.2	1,100.2
Grain storage and protein production systems	391.6	55.5	90.1	144.7	681.9
Combines, application equipment and other machinery	510.1	160.0	360.4	97.5	1,128.0
	$1,689.9	$606.3	$3,644.2	$492.2	$6,432.6
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

    The COVID-19 pandemic and other economic factors continue to create volatility in the global economy, including employment disruptions, supply chain constraints and delays in deliveries, as well as logistics interruptions. These factors along with increasing industrial demand are negatively affecting production levels, particularly caused by delays in the receipts of parts and components. Supply chain issues of particular concern include a wide range of parts and components with a portion arising from the global semiconductor shortage. We may continue to face supplier bottlenecks and delays in all regions as well as challenges with freight logistics, and we continue to work to mitigate the impact of these issues in order to meet increased end-market demand.

RESULTS OF OPERATIONS
    For the three months ended September 30, 2021, we generated net income of approximately $181.3 million, or     $2.40 per share, compared to approximately $157.3 million, or $2.09 per share, for the same period in 2020. For the first nine months ended September 30, 2021, we generated net income of approximately $614.9 million, or $8.11 per share, compared to approximately $291.7 million, or $3.86 per share, for the same period in 2020.

    Net sales during the three and nine months ended September 30, 2021 were approximately $2,725.1 million and $7,983.1 million, respectively, which were approximately 9.1% and 24.1% higher than the same periods in 2020. These increases were primarily the result of improved market demand during the three and nine months ended September 30, 2021 compared to the same periods in 2020, which were impacted by extended COVID-related production shutdowns in both Europe and South America during the first half of 2020. Regionally, net sales were higher in all regions for the three and nine months ended September 30, 2021 compared to 2020.

    Income from operations for the three months ended September 30, 2021 was approximately $251.9 million compared to approximately $224.0 million for the same period in 2020. Income from operations for the nine months ended September 30, 2021 was approximately $737.4 million compared to approximately $421.7 million for the same period in 2020. These increases were primarily the result of higher net sales and production volumes, a favorable sales mix and improved pricing implemented during the three and nine months ended September 30, 2021, which helped to offset material cost inflation compared to the same periods in 2020.

    Regionally, income from operations in our Europe/Middle East (“EME”) region increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020, primarily due to higher net sales and production volumes, partially offset by higher engineering expenses. In our North American region, income from operations increased for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to higher net sales and production levels, as well as a favorable product mix and positive pricing impacts. Our third quarter income from operations in the region were negatively impacted by rising material costs and a weaker sales mix. In our South American region, income from operations increased in the three and nine months ended September 30, 2021 compared to the same periods in 2020. The increase reflects higher net sales and production volumes, a richer product mix and improved pricing offsetting material cost inflation. In our Asia/Pacific/African (“APA”) region, income from operations increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020, primarily due to higher net sales and production levels.

Industry Market Conditions
    Agricultural commodity prices continue to support favorable farm economics resulting in increased demand for machinery, resulting from farmers upgrading and replacing aging fleets. These improved conditions are generating industry

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
growth across all the major equipment markets in 2021. Future demand for agricultural equipment will be influenced by farm income, which is a function of commodity and protein prices, crop yields and government support. Despite current global supply chain disruptions, farmer economics are very healthy and continue to bolster market demand.

    In North America, industry unit retail sales of utility and high horsepower tractors for the first nine months of 2021 increased approximately 17% compared to the same period in 2020. Industry unit retail sales of combines for the first nine months of 2021 increased approximately 20% compared to the same period in 2020. Industry growth was most significant in the high horsepower tractor segment. Row crop farmers in the region are taking advantage of improved commodity prices and projected healthy income levels to upgrade their fleets of equipment.

    In Western Europe, industry unit retail sales of tractors increased approximately 18% for the first nine months of 2021 compared to the same period in 2020. Industry unit retail sales of combines for the first nine months of 2021 increased approximately 14% compared to the first nine months of 2020. Industry production and demand was significantly reduced during the first half of 2020 as a result of COVID pandemic-related shutdowns. During the first nine months of 2021, industry sales increased across nearly all major markets compared to the same period in 2020. Higher wheat, dairy and livestock prices combined with healthy levels of crop production are generating positive farm economics and farmer sentiment.

    In South America, industry unit retail sales of tractors increased approximately 23% for the first nine months of 2021 compared to the same period in 2020. Industry unit retail sales of combines for the first nine months of 2021 increased approximately 28% compared to the first nine months of 2020. The improved demand was primarily in Brazil, as well as in smaller South American export markets. Healthy crop production as well as favorable exchange rates are supporting positive economic conditions for farmers who continue to replace aged equipment.

STATEMENTS OF OPERATIONS
    Net sales for the three months ended September 30, 2021 were approximately $2,725.1 million compared to approximately $2,497.5 million for the same period in 2020. Net sales for the nine months ended September 30, 2021 were approximately $7,983.1 million compared to approximately $6,432.6 million for the same period in 2020. The following tables set forth, for the three and nine months ended September 30, 2021, the impacts to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended September 30,		Change		Change Due to Currency Translation
	2021	2020	$	%	$	%
Europe/Middle East	$1,462.4	$1,405.9	$56.5	4.0%	$13.4	1.0%
North America	638.7	582.2	56.5	9.7%	7.1	1.2%
South America	383.3	273.9	109.4	39.9%	9.1	3.3%
Asia/Pacific/Africa	240.7	235.5	5.2	2.2%	10.1	4.3%
	$2,725.1	$2,497.5	$227.6	9.1%	$39.7	1.6%

	Nine Months Ended September 30,		Change		Change Due to Currency Translation
	2021	2020	$	%	$	%
Europe/Middle East	$4,424.8	$3,644.2	$780.6	21.4%	$231.3	6.3%
North America	1,984.5	1,689.9	294.6	17.4%	30.9	1.8%
South America	902.1	606.3	295.8	48.8%	(28.2)	(4.7)%
Asia/Pacific/Africa	671.7	492.2	179.5	36.5%	53.0	10.8%
	$7,983.1	$6,432.6	$1,550.5	24.1%	$287.0	4.5%

    Regionally, net sales in our EME region were higher during the three and nine months ended September 30, 2021 compared to the same periods in 2020. These increases were primarily due to increased net sales in nearly all major markets, with the largest increases occurring in Italy, Turkey and the United Kingdom. Net sales in North America increased during the

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
three and nine months ended September 30, 2021 compared to the same periods in 2020. These increases were primarily a result of higher net sales of tractors, replacement parts, as well as Precision Planting equipment. Net sales in South America increased during the three and nine months ended September 30, 2021 compared to the same periods in 2020. Net sales increased across all South American markets, primarily as a result of higher net sales of high horsepower and mid-size tractors, as well as replacement parts and grain and protein production equipment. In our APA region, net sales increased during the nine months ended September 30, 2021 compared to the same period in 2020, primarily driven by net sales increases in China and Australia, as well as recovery in Africa.

    We estimate our worldwide average price increases were approximately 6.3% and 5.2%, respectively, during the three and nine months ended September 30, 2021 compared to the same prior year periods. Consolidated net sales of tractors and combines, which combined comprised approximately 61.3% and 58.8% of our net sales for the three and nine months ended September 30, 2021, respectively, increased approximately 7.9% and 26.1% compared to the same periods in 2020, respectively. Unit sales of tractors and combines increased approximately 5.8% and 17.7%, respectively, for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The difference between the unit sales change and the change in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

    The following tables set forth, for the periods indicated, the percentage of net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended September 30,
	2021		2020
	$	% of Net Sales	$	% of Net Sales
Gross profit	$626.7	23.0%	$578.7	23.2%
Selling, general and administrative expenses	266.1	9.8%	251.3	10.1%
Engineering expenses	92.8	3.4%	82.0	3.3%
Amortization of intangibles	14.1	0.5%	14.8	0.6%
Restructuring expenses	1.4	0.1%	0.8	—%
Bad debt expense	0.4	—%	5.8	0.2%
Income from operations	$251.9	9.2%	$224.0	9.0%

	Nine Months Ended September 30,
	2021		2020
	$	% of Net Sales	$	% of Net Sales(1)
Gross profit	$1,889.6	23.7%	$1,461.9	22.7%
Selling, general and administrative expenses	803.0	10.1%	718.4	11.2%
Engineering expenses	296.3	3.7%	242.7	3.8%
Amortization of intangibles	45.8	0.6%	44.7	0.7%
Goodwill impairment charge	—	—%	20.0	0.3%
Restructuring expenses	7.4	0.1%	5.4	0.1%
Bad debt (credit) expense	(0.3)	—%	9.0	0.1%
Income from operations	$737.4	9.2%	$421.7	6.6%
(1) Rounding may impact the summation of amounts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    Gross profit as a percentage of net sales increased for the nine months ended September 30, 2021 compared to the same period in 2020. This increase was primarily due to the impact of higher production volumes and the benefit of improved pricing, which was partially offset by increased material costs.

    Global production hours increased approximately 14% and 26%, respectively, in the three and nine months ended September 30, 2021 compared to the same periods in 2020. The increase was primarily due to the suspension of production in our European and South American factories in late March and April of 2020, as well as stronger market demand during the nine months ended September 30, 2021. Our production facilities continue to face supply chain and logistics disruptions as well as material and freight cost inflation. These disruptions have intensified in recent weeks, impacting our ability to produce and ship units, which has also contributed to labor inefficiencies, and resulted in higher than anticipated raw material and work in process inventory levels. We expect these risks to continue, which may impact production levels and net sales and margins in future periods.

    We recorded approximately $0.2 million and $0.8 million of stock compensation expense within cost of goods sold during the three and nine months ended September 30, 2021, respectively, compared to approximately $0.5 million and $0.9 million for the comparable periods in 2020. See below and refer to Note 4 to our Condensed Consolidated Financial Statements for additional information on stock compensation expense.

    Selling, general and administrative expenses (“SG&A expenses”) and engineering expenses as a percentage of net sales were lower for the nine months ended September 30, 2021 compared to the same periods in 2020, driven by the increases in net sales. The absolute level of SG&A expenses increased in the first nine months of 2021 following prior year actions to lower expenses while operations were suspended, such as reduced field sales and marketing activities and lower travel expenses. We recorded approximately $5.8 million and $20.5 million of stock compensation expense within SG&A expenses during the three and nine months ended September 30, 2021, respectively, compared to approximately $13.7 million and $26.3 million during the same periods in 2020. Refer to Note 4 to our Condensed Consolidated Financial Statements for additional information on stock compensation expense.

    During the nine months ended September 30, 2020, we recorded a non-cash goodwill impairment charge of approximately $20.0 million related to a tillage and seeding joint venture in which we owned a 50% interest. The impairment charge was recorded as “Goodwill impairment charge” within our Condensed Consolidated Statements of Operations, with an offsetting benefit of approximately $10.0 million included within “Net loss attributable to noncontrolling interests.” During the three months ended June 30, 2021, we sold our 50% interest in the joint venture. Refer to Note 5 to our Condensed Consolidated Financial Statements for additional information.

    The restructuring expenses of approximately $1.4 million and $7.4 million recorded during the three and nine months ended September 30, 2021, respectively, primarily related to severance and other related costs associated with the rationalization of certain manufacturing operations and administrative offices located in the United States, South America and Europe. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information.

    Interest expense, net was approximately $1.2 million and $6.8 million for the three and nine months ended September 30, 2021, respectively, compared to approximately $3.6 million and $13.1 million for the comparable periods in 2020, resulting primarily from higher interest income in 2021 compared to 2020. See “Liquidity and Capital Resources” for further information.

    Other expense, net was approximately $14.1 million and $40.2 million for the three and nine months ended September 30, 2021, respectively, compared to approximately $15.3 million and $37.8 million for the comparable periods in 2020. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in “Other expense, net,” were approximately $7.4 million and $17.1 million for the three and nine months ended September 30, 2021, respectively, compared to approximately $6.1 million and $18.5 million for the comparable periods in 2020. The decrease in losses for the nine months ended September 30, 2021 were primarily as a result of lower sales of accounts receivables as compared to 2020.

    We recorded an income tax provision of approximately $70.1 million and $121.4 million for the three and nine months ended September 30, 2021, respectively, compared to approximately $57.2 million and $117.9 million for the comparable periods in 2020. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. We maintain a valuation allowance to fully reserve against our net deferred tax assets in Brazil and certain other foreign jurisdictions. During the nine months ended September 30, 2021, our income tax provision

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
includes the benefit of a reversal of approximately $67.8 million related to a valuation allowance previously established against our net deferred tax assets in the United States that we recorded as of June 30, 2021. Improvements in income in the United States during 2020 and year-to-date 2021, along with updated future projected income levels, supported the reversal of the valuation allowance.

    Equity in net earnings of affiliates, which is primarily comprised of income from our AGCO Finance joint ventures, was approximately $15.9 million and $49.2 million for the three and nine months ended September 30, 2021, respectively, compared to approximately $10.2 million and $31.5 million for the comparable periods in 2020, primarily due to higher net earnings from our AGCO Finance joint ventures. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations.

FINANCE JOINT VENTURES
    Our AGCO Finance joint ventures provide both retail financing and wholesale financing to our dealers in the United States, Canada, Europe, Brazil, Argentina and Australia. The joint ventures are owned by AGCO and by a wholly-owned subsidiary of Rabobank. The majority of the assets of the finance joint ventures consist of finance receivables. The majority of the liabilities consist of notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the finance joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. In the United States and Canada, we guarantee certain minimum residual values to those joint ventures upon expiration of certain eligible leases between the finance joint ventures and end users. See “Commitments, Off-Balance Sheet Arrangements and Contingencies” and Note 19 for additional information.

    As of September 30, 2021, our investment in the finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $432.7 million compared to $395.3 million as of December 31, 2020. The total finance portfolio in our finance joint ventures was approximately $10.7 billion as of both September 30, 2021 and December 31, 2020. The total finance portfolio as of September 30, 2021 included approximately $9.1 billion of retail receivables and $1.6 billion of wholesale receivables from our dealers. The total finance portfolio as of December 31, 2020 included approximately $8.8 billion of retail receivables and $1.9 billion of wholesale receivables from our dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. During 2021, we made no additional investments in our finance joint ventures and there were no dividends paid from our finance joint ventures. For the nine months ended September 30, 2021, our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Condensed Consolidated Statements of Operations, was approximately $49.1 million compared to approximately $31.5 million for the same period in 2020.

LIQUIDITY AND CAPITAL RESOURCES
    Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our credit facilities and accounts receivable sales agreement facilities. We believe that the following facilities, together with the funds we raised in October 2021 and available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future (in millions):

September 30 2021(1)
Credit facility expires 2023	$395.0
1.002% Senior term loan due 2025	289.7
Senior term loan due 2022	173.8
Senior term loans due between 2021 and 2028	677.8
Other long-term debt	9.0
____________________________________
(1) The amounts above are gross of debt issuance costs of an aggregate amount of approximately $1.4 million.

    On October 6, 2021, we issued €600.0 million (or approximately $692.5 million) of senior notes at an issue price of 99.993%. The notes mature on October 6, 2028, and interest is payable annually, in arrears, at 0.800%. The senior notes contain covenants restricting, among other things, the incurrence of certain secured indebtedness. The senior notes are subject to both

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
optional and mandatory redemption in certain events.

    During October 2021, we used the proceeds received from the senior notes to repay our €150.0 million (or approximately $173.4 million as of October 8, 2021) senior term loan due 2022, $370.0 million related to our multi-currency revolving credit facility, and two of our 2016 senior term loans due October 2021 with an aggregate amount oustanding of €192.0 million (or approximately $223.8 million as of October 19, 2021). In August 2021, prior to the issuance of the senior notes, we repaid two of our 2018 senior term loans due August 2021 with an aggregate amount of €72.0 million (or approximately $85.5 million as of August 1, 2021). We intend to use an additional aggregate amount of €73.5 million (or approximately $85.2 million as of September 30, 2021) of the proceeds from the issuance of the senior notes and existing cash to repay one of our 2016 senior term loans due October 2023 and one of our 2018 senior term loans due August 2023.

    On April 9, 2020, we entered into an amendment to our credit facility to include incremental term loans (“2020 term loans”) that allow us to borrow aggregate principal amounts of €235.0 million and $267.5 million (or an aggregate of approximately $539.8 million as of September 30, 2021). Amounts can be drawn incrementally at any time prior to maturity, but must be drawn down proportionately. Amounts drawn must be in a minimum principal amount of $100.0 million and integral multiples of $50.0 million in excess thereof. Once amounts have been repaid, those amounts are not permitted to be re-drawn. The maturity date of the 2020 term loans is April 8, 2022. Interest accrues on amounts outstanding under the 2020 term loans, at our option, at either (1) LIBOR plus a margin based on our credit rating ranging from 1.125% to 2.125% until April 8, 2021 and ranging from 1.375% to 2.375% thereafter, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin based on our credit rating ranging from 0.125% to 1.375% until April 8, 2021 and ranging from 0.375% to 1.375% thereafter. On April 15, 2020, we borrowed €117.5 million and $133.8 million of 2020 term loans. There were no other borrowings on the 2020 term loans subsequent to the initial borrowings in April 2020. On February 16, 2021, we repaid the 2020 term loans of €117.5 million and $133.8 million (or an aggregate of approximately $276.0 million as of February 16, 2021). As of September 30, 2021, we had the ability to borrow €117.5 million and     $133.7 million, respectively, (or an aggregate of approximately $269.8 million) of 2020 term loans. Refer to Note 6 to the Condensed Consolidated Financial Statements for additional information regarding our current facilities.

    In October 2018, we entered into a multi-currency revolving credit facility of $800.0 million. The credit facility expires on October 17, 2023. Interest accrues on amounts outstanding under the credit facility, at our option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on our credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on our credit rating. As of September 30, 2021, we had $395.0 million outstanding borrowings under the revolving credit facility, and the ability to borrow approximately $405.0 million under the revolving credit facility.     As mentioned previously, on October 15, 2021, we repaid $370.0 million of our multicurrency revolving credit facility as a result of the issuance of our 0.800% senior notes due 2028.

    As described above, our credit facility allows us to select from among various interest rate options. Due to the phase-out of LIBOR, LIBOR-based rates no longer will be available for borrowings denominated in U.S. dollars after December 31, 2022, and for loans denominated in other currencies after December 31, 2021. The interest rates reflected in our credit facility were designed to accommodate the discontinuation of LIBOR-based rates, and a shift to the “Secured Overnight Financing Rate” or a base rate, and, as such, we do not believe that moving to other rates will have a materially adverse effect on our results of operations or financial position. In addition, the credit facility agreement also provides for an expedited amendment process once a replacement for LIBOR is established, which we may elect to utilize to add additional interest-rate alternatives.

    On January 25, 2019, we borrowed €250.0 million (or approximately $289.7 million as of September 30, 2021) from the European Investment Bank. The loan matures on January 24, 2025. Interest was payable on the term loan at 1.002% per annum, payable semi-annually in arrears.

    In October 2018, we entered into a term loan agreement with Rabobank in the amount of €150.0 million (or approximately $173.8 million as of September 30, 2021). Interest was payable on the term loan quarterly in arrears at an annual rate, equal to the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 0.875% to 1.875% based on our credit rating. As mentioned previously, during October 2021, we repaid our senior term loan of €150.0 million (or approximately $173.4 million as of October 8, 2021) with the proceeds from our 0.800% senior notes due 2028.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    In October 2016, we borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements. These agreements had maturities ranging from October 2019 to October 2026. In October 2019, we repaid an aggregate amount of €56.0 million (or approximately $61.1 million) of two of these term loans. In August 2018, we borrowed an additional aggregate amount of indebtedness of €338.0 million through a group of another seven related term loan agreements.Additionally, as mentioned previously, we repaid €192.0 million (or approximately $223.8 million as of October 19, 2021) upon maturity of two 2016 senior term loans in October 2021. In August 2021, prior to the issuance of the senior notes due 2028, we repaid two of our 2018 senior term loans upon maturity with an aggregate amount of €72.0 million (or approximately $85.5 million as of August 1, 2021). The provisions of the term loan agreements are identical in nature with the exception of interest rate terms and maturities. In aggregate, as of September 30, 2021 we have indebtedness of approximately €585.0 million (or approximately $677.8 million) under a total group of ten term loan agreements with remaining maturities ranging from October 2021 to August 2028. As of October 31, 2021, as a result of further repayments discussed previously, we had indebtedness of €393.0 million (or approximately $456.7 million) through a group of eight remaining term loan agreements. As of September 30, 2021, for the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 0.90% to 2.26% and maturity dates between October 2021 and August 2028. For the term loans with a floating interest rate, interest is payable in arrears on a semi-annual basis, with interest rates based on the EURIBOR plus a margin ranging from 0.90% to 1.25% and maturity dates between October 2021 and August 2025.

    As of September 30, 2021 and December 31, 2020, we had short-term borrowings due within one year of approximately $77.8 million and $33.8 million, respectively.

    We are in compliance with the financial covenants contained in these facilities and expect to continue to maintain such compliance. Should we ever encounter difficulties, our historical relationship with our lenders has been strong and we anticipate their continued long-term support of our business.

    Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of September 30, 2021 and December 31, 2020, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.3 billion and $1.5 billion, respectively.

    Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements are also without recourse to us. As of September 30, 2021 and December 31, 2020, these finance joint ventures had approximately $67.0 million and $85.2 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

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

    Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 33.1% and 34.8% at September 30, 2021 and December 31, 2020, respectively.

Cash Flows

    Cash flows provided by operating activities were approximately $41.5 million for the first nine months of 2021 compared to cash flows provided by operating activities of $224.1 million for the same period in 2020. The decrease in cash flow provided by operating activities during the nine months ended September 30, 2021 was primarily as a result of increases in

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
inventories, offset by increases in net income and accounts payable as compared to the same period in 2020. Supply chain disruptions have resulted in higher raw material and work in process inventory levels.

    Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had approximately $1,258.7 million in working capital at September 30, 2021 as compared to $1,005.6 million at December 31, 2020 and $1,087.2 million at September 30, 2020. Accounts receivable and inventories, combined, as of September 30, 2021 were approximately $964.5 million and $747.7 million higher, respectively, than at December 31, 2020 and September 30, 2020. Accounts receivable and inventories, combined, at September 30, 2021 were higher than at December 31, 2020 and September 30, 2020 primarily due to higher net sales and production levels, as well as the significant impact of supply chain constraints.

    Capital expenditures for the first nine months of 2021 were approximately $198.7 million compared to $183.1 million for the same period in 2020. We anticipate capital expenditures for the full year of 2021 will be approximately $300.0 million and will be used primarily to upgrade our system capabilities, improve our factory productivity, and to support the development and enhancement of new and existing products, including investments in smart farming, precision agriculture and digital technologies.

Share Repurchase and Dividends
    During the three months ended September 30, 2021, we entered into an ASR agreement with a financial institution to repurchase an aggregate of $75.0 million of shares of its common stock. We received approximately 558,471 shares to date in this transaction. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the our Condensed Consolidated Balance Sheets.
    In November 2021, we entered into an ASR agreement with a financial institution to repurchase an aggregate of     $60.0 million shares of our common stock. We received approximately 393,733 shares to date in this transaction. The specific number of shares we will ultimately repurchase will be determined at the completion of the term of the ASR based on the daily volume-weighted average share price of our common stock less an agreed upon discount. Upon settlement of the ASR, we may be entitled to receive additional shares of common stock or, under certain circumstances, be required to remit a settlement amount. We expect that additional shares will be received by us upon final settlement of its current ASR agreement, which expires during the first quarter of 2022. All shares received under the ASR agreement discussed above were retired upon receipt and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within our Condensed Consolidated Balance Sheets.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
    We are party to a number of commitments and other financial arrangements, which may include off-balance sheet arrangements. At September 30, 2021, we guaranteed indebtedness owed to third parties of approximately $23.2 million, primarily related to dealer and end-user financing of equipment. In addition, we had accrued approximately $24.3 million of outstanding guarantees of residual values that may be owed to our finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantee is approximately $142.1 million. We also sell a majority of our wholesale receivables in North America, Europe and Brazil to our U.S., Canadian, European and Brazilian finance joint ventures. At September 30, 2021, we had outstanding designated and non-designated foreign currency contracts with a gross notional amount of approximately $3.7 billion. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 12, 14 and 19 to our Condensed Consolidated Financial Statements, for further discussion of these matters.

Contingencies
    As part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries.

    Refer to Note 19 to our Condensed Consolidated Financial Statements for further discussion of these matters.

OUTLOOK
    Global industry demand for farm equipment is expected to be higher in 2021 compared to 2020 with improved demand across all major markets. Our net sales are expected to increase in 2021 compared to 2020, resulting from an increase in forecasted industry demand, as well as positive pricing and favorable currency translation. Gross and operating margins are expected to improve from 2020 levels, reflecting increased net sales and production volumes, favorable pricing, net of material cost inflation, and the benefit of productivity actions. The improved profitability is expected to fund increases in engineering expenses and other technology investments to support our product development plans as well as our precision agriculture and digital initiatives.

    Our outlook is also based on current estimates of supplier component deliveries. If supply chain performance worsens, our results of operations will be adversely impacted. Refer to “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of the COVID-19 pandemic.

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
•    government policies and subsidies;
•    uncertainty regarding changes in the international tariff regimes and product embargoes and their impact on the cost of the products that we sell;
•    weather conditions;
•    interest and foreign currency exchange rates;
•    pricing and product actions taken by competitors;
•    commodity prices, acreage planted and crop yields;
•    farm income, land values, debt levels and access to credit;
•    pervasive livestock diseases;
•    production disruptions, including due to component and raw material availability;
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
•    technological difficulties
•    the impact of the COVID-19 pandemic on product demand and production; and
•    the occurrence of cyber attacks, including ransomware attacks.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    We depend on suppliers for components, parts and raw materials for our products, and any failure by our suppliers to provide products as needed, or by us to promptly address supplier issues, will adversely impact our ability to timely and efficiently manufacture and sell products. In recent weeks, suppliers of several key parts and components have not been able to meet our demand and we have had to decrease our production and shipments of units, which has also contributed to labor inefficiencies, and resulted in higher inventory levels. It is unclear when the supply chain issues will be resolved or what the ultimate impact on production, and consequently sales, will be.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk Management
    For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020. As of the third quarter of 2021, there has been no material change in our exposure to market risks.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.        OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
    We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 19 to our Condensed Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS
    There have been no material changes to our risks and uncertainties disclosed under “Risk Factors” in Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
    The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
July 1, 2021 through July 31, 2021	—	$—	—	$245.0
August 1, 2021 through August 31, 2021	455,166	$134.3	455,166	$170.0
September 1, 2021 through September 30, 2021	103,305	$134.3	103,305	$170.0
Total(2)	558,471	$134.3	558,471	$170.0
(1) The remaining authorized amount to be repurchased is $170.0 million, which has no expiration date.
(2) Refer to Note 13 to our Condensed Consolidated Financial Statements for additional information on our share repurchase program.

ITEM 6.    EXHIBITS
(The Company is not filing, under Item 4, instruments defining the rights of holders of long-term debt where the debt does not exceed 10% of the Company’s total assets. The Company agrees to furnish copies of those instruments to the Commission upon request.)

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation

4.1	Indenture, dated as of October 6, 2021	October 7, 2021, Form 8-K, Exhibit 4.1

31.1	Certification of Eric P. Hansotia	Filed herewith

31.2	Certification of Andrew H. Beck	Filed herewith

32.1	Certification of Eric P. Hansotia and Andrew H. Beck	Furnished herewith

101	The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, are formatted in Inline XBRL:
(i) Condensed Consolidated Balance Sheets;
(ii) Condensed Consolidated Statements of Operations;
(iii) Condensed Consolidated Statements of Comprehensive Income (Loss);
(iv) Condensed Consolidated Statements of Cash Flows; and
	(v) Notes to Condensed Consolidated Financial Statements	Filed herewith

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is formatted in Inline XBRL	Filed herewith

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 8, 2021	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Lara T. Long
Lara T. Long Vice President, Chief Accounting Officer (Principal Accounting Officer)