Form 10-K
period 2021-12-31
AGCO CORP /DE
filed 2022-02-25
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of AGCO Corporation’s Common Stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2021 was approximately $8.2 billion. For this purpose, directors and officers and the entities that they control have been assumed to be affiliates. As of February 22, 2022, 74,536,804 shares of AGCO Corporation’s Common Stock were outstanding.
Documents Incorporated by Reference
Portions of AGCO Corporation’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.        Business

    AGCO Corporation was incorporated in Delaware in 1991. Unless otherwise indicated, all references in this Form 10-K to “AGCO,” “we,” “us” or the “Company” include AGCO Corporation and its subsidiaries.

General

    We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. Our purpose is to provide farmer-focused solutions to sustainably feed our world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment, seeding and tillage equipment, implements, and grain storage and protein production systems. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brands, including: Challenger®, Fendt®, GSI®, Massey Ferguson® and Valtra®, supported by our Fuse® precision agriculture solutions. We distribute most of our products through approximately 3,200 independent dealers and distributors in approximately 140 countries. We also provide retail and wholesale financing through our finance joint ventures with Coöperatieve Rabobank U.A., which we refer to as “Rabobank.”

Products

    The following table sets forth a description of the Company’s more significant products and their percentage of net sales:

			Percentage of Net Sales
Product		Product Description	2021(1)	2020	2019(1)
Tractors	•	High horsepower tractors (140 to 650 horsepower); typically used on large acreage farms, primarily for row crop production, soil cultivation, planting, land leveling, seeding and commercial hay operations	57%	57%	57%
	•	Utility tractors (40 to 130 horsepower); typically used on small- and medium-sized farms and in specialty agricultural industries, including dairy, livestock, orchards and vineyards
	•	Compact tractors (under 40 horsepower); typically used on small farms and specialty agricultural industries, as well as for landscaping, equestrian and residential uses
Replacement Parts	•	Replacement parts for all of the products we sell, including products no longer in production. Most of our products can be economically maintained with parts and service for a period of ten to 20 years. Our parts inventories are maintained and distributed through a network of master and regional warehouses throughout North America, South America, Europe, Africa, China and Australia in order to provide timely response to customer demand for replacement parts	15%	16%	15%
Grain Storage and Protein Production Systems	•	Grain storage bins and related drying and handling equipment systems; seed-processing systems; swine and poultry feed storage and delivery, ventilation and watering systems; and egg production systems and broiler production equipment	10%	10%	11%
Hay Tools and Forage Equipment, Planters, Implements & Other Equipment	•	Round and rectangular balers, loader wagons, self-propelled windrowers, forage harvesters, disc mowers, spreaders, rakes, tedders, and mower conditioners; used for the harvesting and packaging of vegetative feeds used in the cattle, dairy, horse and renewable fuel industries	12%	11%	10%
	•	Planters and other planting equipment (including retrofit equipment); used to plant seeds and apply fertilizer in the field, typically used for row crops, including planting technologies that cover the areas of monitoring and measurement, liquid control and delivery, meter accuracy and seed delivery
	•	Implements, including disc harrows, which cut through crop residue, leveling seed beds and mixing chemicals with the soils; heavy tillage, which break up soil and mix crop residue into topsoil, with or without prior discing; field cultivators, which prepare a smooth seed bed and destroy weeds; and drills, which are primarily used for small grain seeding
	•	Other equipment, including loaders; used for a variety of tasks, including lifting and transporting hay crops
Combines	•	Combines, sold with a variety of threshing technologies and complemented by a variety of crop-harvesting heads; typically used in harvesting grain crops such as corn, wheat, soybeans and rice	4%	3%	3%
Application Equipment	•	Self-propelled, three- and four-wheeled vehicles and related equipment; for use in the application of liquid and dry fertilizers and crop protection chemicals both prior to planting crops (“pre-emergence”) and after crops emerge from the ground (“post-emergence”)	3%	3%	3%
____________________________________
(1) The summation of these individual percentages does not total due to rounding.

Precision Agriculture

    We offer solutions to the farmer to optimize farming performance, while improving ease of use. We provide telemetry-based fleet management tools, including remote monitoring and diagnostics, which help farmers improve uptime, machine and yield optimization, mixed fleet optimization and decision support, with critical data privacy choices and convenient mobile tools that offer access to data and information. These products ultimately result in reduced waste and increased profitability for the farmer as well as help to enable sustainable farming. In addition, our precision agriculture solutions are based on connectivity, automation and digitalization and include satellite-based steering, field data collection, product self-adjustment and yield-mapping. Our Precision Planting® brand provides retrofit solutions to upgrade farmer's existing equipment to improve their planting, liquid application and harvest operations, resulting in yield and cost optimization. Our Fuse® and other precision agriculture solutions support our products, brands and the aftermarket with a comprehensive and customizable suite of solutions, enabling farmers to make individual, data-based decisions in order to reduce costs and maximize efficiency, yields and profitability. These technologies are both developed internally or sourced from third parties and integrated into our products. We believe that these products and related devices are highly valued by professional farmers globally and are integral to the current and future growth of our equipment sales and revenues.

Market Conditions

    Demand for agricultural equipment is cyclical, influenced by, among other things, farm income, farm land values, crop yields, weather conditions, the demand for agricultural commodities, commodity and protein prices and general economic conditions, and government policies and subsidies. The COVID-19 pandemic and other economic factors continue to create volatility in the global economy, including employment disruptions, supply chain constraints and logistics interruptions. Elevated agricultural commodity prices have supported favorable farm economics resulting in farmers upgrading and replacing aging fleets. These improved conditions generated growth in industry equipment demand across all the major equipment markets in 2021. Future demand for agricultural equipment will be influenced by the factors noted above. Despite global supply chain and logistics disruptions, farmer economics are healthy and continue to bolster market demand.

2021 Compared to 2020 Financial Highlights

    Net income attributable to AGCO Corporation and subsidiaries for 2021 was $897.0 million, or $11.85 per diluted share, compared to $427.1 million, or $5.65 per diluted share for 2020.

    Net sales for 2021 were approximately $11,138.3 million, or 21.7% higher than 2020, primarily due to improved market demand. Net sales were impacted by extended COVID-related production shutdowns in both Europe and South America during the first half of 2020. Income from operations was $1,001.4 million in 2021 compared to $599.7 million in 2020. The increase in income from operations in 2021 was primarily the result of improved margins, which benefited from positive pricing impacts and a favorable sales mix that offset substantial inflationary cost pressures. Net income per diluted share was also favorably impacted by the reversal of valuation allowances previously established against our deferred tax assets in both the United States and Brazil during 2021. See “Financial Highlights” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional information.

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

	Independent Dealers and Distributors	Percent of Net Sales(1)
Geographical Region	2021	2021	2020	2019
Europe	725	54%	57%	58%
North America	1,810	24%	24%	24%
South America	250	12%	9%	9%
Rest of World (2)	415	10%	10%	9%
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

    We believe that our ability to offer our dealers a full product line of agricultural equipment and related replacement parts, as well as our digital tools to support the dealer's sales, marketing, warranty and servicing efforts, helps ensure the vitality and increase the competitiveness of our dealer network. We also maintain dealer advisory groups to obtain dealer feedback on our operations.

    We provide our dealers with volume sales incentives, demonstration programs and other advertising support to assist sales. We design our sales programs, including retail financing incentives, and our policies for maintaining parts and service availability with extensive product warranties to enhance our dealers’ competitive position.

Resources

Manufacturing and Assembly

    We manufacture and assemble our products in 42 locations worldwide, including four locations where we operate joint ventures. Our locations are intended to optimize capacity, technology and local costs. Furthermore, we continue to balance our manufacturing resources with externally-sourced machinery, components and/or replacement parts to enable us to better control costs, inventory levels and our supply of components. We believe that our manufacturing facilities are sufficient to meet our needs for the foreseeable future. Refer to Item 2, “Properties,” for a listing of our principal manufacturing locations.

    Our AGCO Power division produces diesel engines, gears and generating sets. The diesel engines are manufactured for use in a portion of our tractors, combines and sprayers, and also are sold to third parties. AGCO Power specializes in the manufacturing of off-road engines in the 75 to 600 horsepower range.

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

    We also assist in the development of these products or component parts based upon our own design requirements. Our past experience with outside suppliers generally has been favorable, although in 2021, we experienced supply chain disruptions for several key components such as the global semiconductor shortage.

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

Wholesale Financing, Sales Terms and Accounts Receivable Sales Agreement

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

    Sales of grain storage and protein production systems both in the United States and in other countries generally are payable within 30 days of shipment. In certain countries, sales of such systems for which we are responsible for construction or installation may be contingent upon customer acceptance. Payment terms vary by market and product, with fixed payment schedules on all sales. When we are responsible for installation services, fixed payment schedules may include upfront deposits, progress payments and final payment upon customer acceptance.

    We have accounts receivable sales agreements that permit transferring, on an ongoing basis, a majority of our wholesale receivables in North America, Europe and Brazil to our AGCO Finance joint ventures in the United States, Canada, Europe and Brazil. Upon transfer, the wholesale receivables maintain standard payment terms, including required regular principal payments on amounts outstanding and interest charges at market rates. Qualified dealers may obtain additional financing through our U.S., Canadian, European and Brazilian finance joint ventures at the joint ventures’ discretion. In addition, our AGCO Finance joint ventures may provide wholesale financing directly to dealers in Europe, Brazil and Australia. We also sell certain trade receivables under factoring arrangements to other third-party financial institutions around the world, and we account for the sale of such receivables as off-balance sheet transactions.

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

    The engines manufactured by our AGCO Power division, which specializes in the manufacturing of non-road engines in the 75 to 600 horsepower range, currently comply with emissions standards and related requirements set by European, Brazilian and U.S. regulatory authorities, including both the United States Environmental Protection Agency and various state authorities. We expect to meet future emissions requirements through the introduction of new technology to our engines and exhaust after-treatment systems, as necessary. In some markets, such as the United States, we must obtain governmental environmental approvals in order to import our products, and these approvals can be difficult or time-consuming to obtain or may not be obtainable at all. For example, our AGCO Power division and our engine suppliers are subject to air quality standards, and production at our facilities and sales of our products could be impaired if AGCO Power and these suppliers are unable to timely respond to any changes in environmental laws and regulations affecting engine emissions, including the emissions of greenhouse gases (“GHG”). Compliance with environmental and safety regulations has added, and will continue to add, to the cost of our products and increase the capital-intensive nature of our business.

Cybersecurity

    As part of its risk oversight role, our Audit Committee oversees cyber risk, information security and technology risk, including management’s actions to identify, assess, mitigate and remediate material cybersecurity issues and risks. The Audit Committee receives two formal reports during each fiscal year from our Chief Information Security Officer as well as our Chief Information Officer on our technology and cyber risk profile, enterprise cybersecurity program and key enterprise cybersecurity activities. During 2022, we plan to establish a Cybersecurity Council comprised of members of our senior management team who will be regularly briefed on cybersecurity matters and provide input to our overall approach to cybersecurity. Our formal cybersecurity program is structured and governed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, as well as other global standards and best practices. We have a cybersecurity incident response plan in place that provides a documented framework for handling high severity security incidents and includes facilitated coordination across multiple functions of the Company. We invest in threat intelligence and are active participants in industry and government forums to strive to improve our overall capabilities with respect to cybersecurity. We routinely perform reviews of threat intelligence and vulnerability management capabilities, while performing simulations and drills at both technical and management levels. We incorporate external expertise in all aspects of our program utilizing best practice guidance from third-party cybersecurity advisors to provide objective assessments of our capabilities. We maintain a cyber and internet security and privacy liability insurance coverage. We also ensure that we have policies and practices in place to address data privacy regulations. Our cybersecurity program is reviewed and assessed by external information security specialists or by our internal audit group at least annually, with formal reporting of such assessments provided to the Audit Committee. Last, we conduct annual cybersecurity awareness training for employees and targeted training for high-risk functions of the Company. We also conduct phishing exercises and correlated education with our employees.

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

Sustainability

    Our products span the entire crop cycle, from seeding to storage. We support our farmer customers with high-quality, smart tools and exceptional customer experience to grow their operations profitably and sustainably. Corporate sustainability is a core business imperative that underpins our strategy to build a more valuable enterprise through long-term economic, social and environmental sustainability initiatives in support of our key stakeholders and communities. This aligns with our purpose to provide farmer-focused solutions to sustainably feed our world. We see opportunities in every aspect of our agricultural value chain to address many of today’s most significant challenges, including food security, farmer livelihood and resource efficiency. AGCO succeeds when our farmers succeed, and ensuring the sustainability of farmers’ operations is essential to their long-term productivity.

    We are committed to accelerating progress in integrating sustainability into the design, manufacturing and distribution of smart agricultural solutions across all of our brands and geographical regions. There are many ways we can contribute to sustainability in agriculture, as well as inside our own operations, as further highlighted below.

Our Planet

    Farming is deeply vulnerable to the effects of climate change, which can include extreme weather events such as drought in some regions and flooding in others, rising average temperatures, and other challenges. Climate change affects where we work and live, fueled by GHGs, particularly carbon dioxide. Farmers can play a vital role in the critical challenge of reducing GHGs. More than a fifth of the world’s emissions come from the food sector, and almost a third of the world’s energy usage is attributable to agriculture and the food industries.

    Climate Change

    Climate change is a significant topic of discussion and will generate regulatory responses in the U.S. and around the world. It is impracticable to predict with any certainty the impact on our business of climate change or the regulatory responses to it, although we recognize that they are likely to be significant. It is too soon for us to predict with any certainty the ultimate impact of additional regulation, either directionally or quantitatively, on our overall business, results of operations or financial condition.

    During 2021, we assessed climate risks related to AGCO by conducting our first scenario analysis based on guidance set forth in the recommendations from the Task Force on Climate-Related Financial Disclosures (“TCFD”), as well as other published frameworks. We believe the TCFD recommended disclosures are an important component in our sustainability program efforts, given the increasing focus by our shareholders, our executive leadership and employees, as well as our customers on climate change and its impacts. We therefore have begun to incorporate the framework into our sustainability program and are working towards addressing the recommendations within the framework that most materially impacts us, while increasing our preparedness for potential physical and transitional impacts associated with climate change risks.

    In order to enhance our sustainability efforts, we began benchmarking ourselves against our industry peers, by gathering stakeholders and subject matter experts across various functions within our company, in order to compile a list of potential and prioritized climate change risks and opportunities. We then conducted a scenario analysis using two scenarios to qualitatively and quantitatively assess the strategic and financial impacts of such risks, as well as their potential likelihood. After risks and opportunities were ranked with respect to risk exposure, we held further discussions with subject matter experts within our company to determine preparedness and mitigation steps for such prioritized risks, as well as strategies with respect to potential business opportunities. Risks identified included, but were not limited to, market demand for our products, technological innovation (i.e. lower carbon, energy efficient solutions), reputation, and government policy and legal constraints. Identified possible opportunities ranged from resource efficiency, energy source alternatives, development of new products and services, development of new emerging markets and partnerships and resilience planning.

    We anticipate climate-related physical risks affecting our customers to drive the highest impacts to our future business, including ultimate potential impact to our revenue growth and business operations overall. With our farmer-first strategy, we aim to drive success in partnership with our farmer customers, given they are affected first hand by climate change impacts. The agricultural industry is currently responsible for a large proportion of global GHG emissions. Farmers can potentially play a pivotal role in reducing agricultural greenhouse gas emissions through carbon sequestration. In pursuit of identified potential opportunities, our existing and future investments in precision agricultural technologies, on-site renewable energy, energy efficient projects, as well as research and development (“R&D”) activities focused on automation, robotics, electrification and future alternative fuels provide significant prospects to capitalize on climate-related opportunities. We currently spend approximately 4% of our net sales with respect to R&D activities, and we are prioritizing and advancing those projects that target these specific areas as further discussed below.

    We believe the objectives resulting from our 2021 assessment provide us with a better understanding on how to position AGCO to build resilience to changing climate conditions, but to emerge as a strong partner to our customers and stakeholders in creating future value for our business and farmer customers, while also contributing towards global efforts to combat climate-related impacts. Please also refer to “Environmental Risks” within Item 1A, “Risk Factors” for further information. We also publish further reporting on our corporate website at www.agcocorp.com under the heading “Our Commitment” with respect to climate risks and other sustainability program efforts.

    Decarbonizing our Operations and Products

    Our current product offerings of tractors and implements reduce fossil fuel consumption and GHG emissions compared to equipment of the past. The most direct and immediate way to support farmers in reducing GHGs is to provide equipment that is more fuel efficient, or that provides alternative routes to low or zero-emission farming. Our aspiration is zero carbon emissions. Solutions are being developed to provide an all-electric tractor, which is in the advanced pilot stage and targeted for commercial launch in the next few years. This tractor has the potential to be especially useful in the livestock, specialty crop and municipality applications. Our engineering teams also are developing a prototype tractor powered by carbon-free, hydrogen-based fuel cell technology as well as experimenting and researching tractors that run on biomethane and natural gas, which are carbon-neutral or reduced emission fuels. Our product development has been focused on reducing tractor fuel consumption without compromising performance, such as through the efficiency of the our continuously variable transmissions (“CVT”s).

    We also are researching ways to limit the emission of nitrogen oxides (“NOx”), gases that at high levels can be harmful to the environment and human health. We are committed in the near term to improve the efficiency of vehicles that rely on internal combustion engines. Our AGCO engines are Tier 4 compliant in the United States and Stage V compliant in Europe. We were one of the first in our industry to adopt Selective Catalytic Reduction (“SCR”) technology SCR systems are highly efficient at treating engine-out exhaust and significantly reduce NOx emissions as well as carbon release.

    Building a more circular economy is a win-win for farmers and the environment. It saves farmers money by repurposing and extending the life cycle of their existing equipment, but also reduces the use of precious resources and raw materials in manufacturing. The reuse of manufactured items is a cornerstone of sustainability. We have been active in helping move farms towards a circular economy, through our remanufactured product lines. Remanufacturing promotes resource-preserving practices with energy, emission and waste savings. Across our brands many of our components in our tractors, from electronics to engines to hydraulics, are available as remanufactured items with warranties.

    We are committed to achieving highly sustainable manufacturing operations by working to increase the use of renewable electricity through regional and market-specific opportunities, such as green supply contracts. We have on-site solar photovoltaic systems at a number of our facilities and are adding them to other locations. We also are increasing the use of biodiesel in our processes, applying energy and heat recovery technologies, and using biomass-based heating solutions, among other efforts.

    We also are integrating sustainability into the way we manage our procurement processes. We are working closely with suppliers to assess and advance joint sustainability efforts through the use of sustainability audits and sharing practices. We encourage innovation and collaborative efforts by hosting workshops that focus on the topic of sustainability with our suppliers and have also established a supplier sustainability and resiliency awards program.

    Our Farmers

    Advancing Soil Health and Soil-carbon Sequestration

    Everything we do revolves around what we can do for farmers, and we are committed to be an innovation leader in sustainable agriculture. Improving soil health using practices such as cover crops, no-till farming, controlled traffic farming, residue management and managing soil compaction all contribute positively to mitigating climate change. Sequestering carbon into agricultural soils and boosting crop yields is a natural positive outcome for both the farmer and the environment. We aim to provide smart products that allow for reduced inputs while supporting carbon sequestration. Over the past several years we have invested in both demonstration farms and agronomy research to test and demonstrate the latest technologies that support core agronomy principles. We are expanding these initiatives towards more sustainability trials including crop covering, herbicide reduction by mechanical weed control and variable rate nitrogen fertilization. We have new products that feature precision agriculture solutions sold through our FUSE® and Precision Planting® brands that support soil health and reduction of the use of chemical inputs. Our FUSE® solutions help to deliver connectivity across an entire fleet of equipment to enable and accelerate precision agriculture; specifically, by optimizing nutrient and pest control use efficiency, as well as managing compaction and machine optimization to favorably impact yields and the environment. Our Precision Planting® technologies address all elements of the planting cycle with products with products that optimize soil preparation, seed placement, fertilization and weeding. Precision Planting® products help to minimize soil disturbance and maximize germination, while optimizing feed and fertilizer rates. Farmers are able to monitor soil conditions in real time, including levels of carbon, organic matter and moisture, as well as integrate satellite data and advance soil modeling tools to make informed and better planting decisions.

    Smarter interconnected equipment and the ability to gather, analyze and leverage data enables farming sustainability and improved profitability. Our FUSE® technologies allow for integration of data coming in from sensors on our equipment which can be integrated into networks that monitor how the equipment is functioning as well as crop and field conditions. Changing climate, legal requirements and labor shortages are significant challenges for farmers worldwide. Our FendtONE® solution provides software tools for planning and optimizing farm work processes. On-board diagnostics provide insights into equipment performance, so that managers can adjust the equipment and processes in real time to optimize workflow and correct problems.

    Animal Welfare in Food Production

    As farmers look for ways to productively raise more animals to meet rising global demands for animal protein, they also want to ensure they are raising healthy animals and doing more to protect animal welfare. AGCO actively participates in efforts to advance industry standards and academic research in animal welfare. We offer a range of products that help farmers monitor, control and accurately report environmental conditions around animals, facilitating practices that reduce stress, discomfort and disease, and promoting good nutrition and normal animal behavior. Our products include aviary climate-control, housing, biosecurity, feeding and watering systems aimed at protecting animal welfare for poultry and egg production farms. These systems provide hens and chicks the freedom of movement along with automated watering, feeding, egg collection, ventilation and cleaning capabilities. We also recently acquired a company that develops and manufactures a robot that moves throughout the barn measuring temperature, air quality, light and noise, enlisting artificial intelligence to spot potential health, welfare and other problems. Digitalization of the farm not only provides valuable insight to inform product and service evolution to the farmer, but it also provides food transparencies that consumers care about. The foundation to our approach to animal welfare seeks to align with the five domains of animal welfare, covering nutrition, environment, health, behavior and the mental and emotional state of the animal. We continue to develop our future strategies around the design, engineering and manufacturing of industry-leading protein solutions, building upon our advanced aviary systems, precision-feeding systems and organic sheds.

    Our People and our Communities

    We foster a culture centered around a simple, clear purpose: farmer-focused solutions to sustainably feed our world. Our goal is for every AGCO employee to feel connected to that purpose, as well as to each other, and to act in accordance with our core values of transparency, respect, accountability, integrity and team spirit. We believe that working at AGCO should feel rewarding, meaningful, supportive and safe – and that if it does, the results will translate to positive outcomes for farmers, our planet and our success.

    As a farmer-focused, purpose-driven company, we keenly feel the value of community, and we look for ways to contribute to the many communities in which we operate. We launched the AGCO Agriculture Foundation (“AAF”) during 2018, as a reaffirmation of our dedication to support farmers as they strive to feed the world. The AAF also demonstrates our support of specific United Nations Sustainable Development Goals aimed at preventing and relieving global hunger, and providing farmer-centric support to farming communities. AAF supports non-profit organizations with projects that contribute to zero hunger, help to build agricultural infrastructure, and provide development programs for farmers and their farming communities.

    We believe that a successful sustainability strategy is possible only if supported by sound corporate governance. We are working to further integrate sustainability oversight across our organization as well as management processes and systems. During 2021, we established a sustainability council, which is an executive-level group charged with driving implementation of sustainability policies and initiatives across significant businesses, locations and functions. The council monitors sustainability-related operational risks, opportunities and progress and assists with the removal of any barriers of integrating sustainability into our business. The council is supported by a global sustainability core team who ensure implementation of the council’s decisions and who execute initiatives and programs. “Green leaders” within the core team champion sustainability, drive knowledge and encourage the sharing of best practices throughout the business, providing expertise to sustainability workstreams and day-to-day operations.

    Employee Health, Safety and Well-Being

    Safety is a top priority at AGCO, and we want to ensure that all of our workplaces protect the health and safety of our employees, as well as prevent long-term occupational health risks. We conduct occupational risk assessments regularly, leveraging our long-term shop floor experience, and are targeting improvement in our accident incident rates in our facilities. During 2021, we refreshed and started to embed a new enterprise-wide model to advance our culture of health and safety, built upon the success of our current health and safety program that was launched in 2014.

    For additional information on our sustainability efforts and reporting, refer to the “Sustainability” section on our website located under “Our Commitment.”

Human Capital

    We have approximately 23,300 employees worldwide, who are guided by our Company’s clear purpose – Farmer-focused solutions to sustainably feed our world. We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. Through ongoing talent development, comprehensive compensation and benefits, and a focus on health, safety and employee well-being, we strive to help our employees in all aspects of their lives so they can do their best work.

    Employees are further guided by our global Code of Conduct, which builds on the foundation of our embedded core values: Integrity, Trust, Respect, Team Spirit and Accountability. We also maintain a global and anonymous reporting mechanism for the receipt, retention and treatment of complaints or concerns regarding accounting or other possible violations of our global Code of Conduct.

    While fluctuations may occur within our workforce from time to time, we track and attempt to manage our attrition rates, while also ensuring that key positions critical to our performance our appropriately staffed. We also analyze employee departure data so that we can continually improve upon the employee experience. During 2021, our employee turnover rate related to voluntary terminations was approximately 7.7% as compared to 5.3% in 2020.

Unions, Collective Bargaining Agreements and Work Councils

    Of our worldwide employees, approximately 5,000 are located in the United States and Canada. Many of our global manufacturing employees, and some other employees, are represented by unions and works councils, and a significant number of our employees are subject to collective bargaining agreements that typically are for terms of three to five years and are renegotiated in connection with renewals. We currently do not expect any significant difficulties in renewing these agreements.

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

    Over the past year, our employees have completed online, self-directed instructor-led courses across a broad range of categories – leadership, inclusion and diversity, professional skills, technical competencies and compliance. Compliance training includes education in AGCO's culture and values and compliance with our global Code of Conduct, which, in turn, includes compliance with anti-bribery/corruption laws and policies, compliance with data privacy and cybersecurity protocols, conflicts of interest, discrimination and workplace harassment policies and sexual harassment policies. We are deeply committed to identifying and developing the next generation of top-tier leadership with a special focus on diverse and technologically innovative talent. We conduct annual in-depth talent and succession reviews with our senior leadership team that focus on accelerating talent development, strengthening succession pipelines, and advancing diversity representation for our most critical roles. This analysis will be reviewed by our Board's Talent and Compensation Committee in 2022. Furthermore, we have a performance management process that includes annual goal setting, mid-year reviews and annual performance appraisals. Both employees and managers play an active part in our performance management process, promoting a culture of accountability that fosters employee development.

Rewards

    We regularly review surveys of market rates for jobs to ensure our compensation practices are competitive. We continue to strive to offer a variety of working arrangements, including flexible schedules, telecommuting and job sharing, to help employees manage work and life balance.

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

Health, Wellness and Safety

    We are also committed to the health, safety and wellness of our employees, striving to “work safe, every day, every way.” As previously discussed, our health and safety program focuses on risk reduction and safety management systems that promote preventative measures. In addition, in response to the COVID-19 pandemic, we have implemented and continue to implement significant changes that we have determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. Safety protocols continue to be in place for employees who are required to work onsite, including partitioning screens in factories and enhanced cleaning and sanitation practices. For employees that can work from home, we have deployed new technologies to strengthen virtual connectivity across the globe.

Diversity

    We believe that our employees’ unique and diverse capabilities positively impact our success. While during 2021 we faced numerous external and internal challenges in light of the global pandemic, we were able to effectively advance our Diversity, Equity and Inclusion (“DE&I”) initiatives. We demonstrated our commitment in this regard by creating the role of global director of DE&I. This role’s exclusive responsibility is to serve as the catalyst that drives our progressive DE&I footprint and best-in-class performance. During 2021, we also developed and implemented training resources to ensure consistency in inclusion awareness and anti-bias principles from our executive team to the shop floor.

    Our commitment to diversity and inclusion starts at the top with a highly skilled and diverse board. Three of our ten board members are women. Women represent approximately 12% of our full-time executive positions at the senior vice president and vice president levels, and approximately 18% of our overall full-time management-level employees. We have been nationally recognized in the United States as a female-friendly employer of choice. We are committed to increasing the percentage of female representation in our full time management-level employee group and our overall global employee base, as well as to further initiatives for compensation equity, employee engagement, development and inclusion. We believe that incorporating DE&I initiatives into our everyday business practices enhances innovation and enables diversity of thought.

    Building upon our core values, our employees value learning from different perspectives and welcome the opportunity to work with those of diverse backgrounds. Through our global DE&I initiatives, employees take part in robust training, such as creating an inclusive environment and cultural training. We also provide our employees with employee resource groups (“ERG's”), such as AGCO’s Global Women’s Network and AGCO’s Black Employee Network, to help foster a diverse and inclusive workplace as well as provide for the growth and development of underrepresented groups. Through our DE&I initiatives, we encourage employees to become involved in their communities, contributing time and talent for the improvement of the communities in which they live and work.

    During 2021, we initiated a global employee engagement and experience survey for our office employees to establish an employee engagement baseline and seek feedback on the employee experience. Sixty-two percent of this workforce participated in the survey. This survey will recur on an annual basis and will include all of our employees in 2022.

    Human Rights Policy

    We are committed to respecting human rights in all aspects of our global operations under our global Human Rights Policy. We believe that we have a responsibility to ensure that human rights are understood and observed in every region in which we operate. We strive to foster safe, inclusive and respectful workplaces wherever we do business, including prohibiting human trafficking, slavery, child labor or any other form of forced or involuntary labor. Our commitment to human rights also includes improving agricultural prosperity and supporting marginalized farmers and vulnerable populations in developing countries where our activities contribute to addressing adverse human rights impacts. Through our AGCO Agriculture Foundation, as well as our brand and regional engagement activities, we support a variety of non-profit organizations and local community-based groups.

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

Item 1A.    Risk Factors

    We make forward-looking statements in this report, in other materials we file with the SEC, on our website, and in materials that we otherwise release to the public. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Statements, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” concerning our future operations, prospects, strategies, products, manufacturing facilities, legal proceedings, financial condition, financial performance (including growth and earnings) and demand for our products and services, as well as other statements of our beliefs or expectations of net sales, industry conditions, currency translation impacts, market demand, supply chain and logistics disruptions, farm incomes, weather conditions, commodity and protein prices, general economic conditions, availability of financing, working capital, capital expenditures, debt service requirements, margins, production volumes, cost reduction initiatives, investments in product development, compliance with financial covenants, support from lenders, recovery of amounts under guarantee, uncertain income tax provisions, funding of our pension and postretirement benefit plans, or realization of net deferred tax assets, are forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, among others, those set forth below and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, or likely to become material, that could cause actual results to differ materially from our expectations.

    These risks could impact our business in a number of ways, including by negatively impacting our future results of operations, cash flows and financial condition. For simplicity, below we collectively refer to these potential impacts as impacts on our “performance.”

    We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Risks Related to the COVID-19 Pandemic

Our business has been materially impacted by COVID-19, and the impacts are likely to continue for as long as COVID-19 continues to impact our supply chain, labor force and demand for our products.

    COVID-19 has negatively impacted our business, initially through closures, higher absentee rates, and reduced production at both our plants and the plants that supply us with parts and components, and more recently through supply chain challenges, including the inability of some of our suppliers to meet demand and logistics and transportation-related companies to deliver products in a timely manner. In addition, we have had to incur various costs related to preventing the spread of COVID-19, including changes to our factories and other facilities and those related to enabling remote work. We expect COVID-19 to continue to impact our business, although the manner and extent to which it impacts us will depend on future developments, including the duration of the pandemic, the timing, distribution and impact of vaccinations, and possible mutations of the virus that are more contagious or resistant to current vaccines. Measures taken by governments around the world, as well as businesses, including us, and the general public in order to limit the spread of COVID-19 will impact our business as well. These measures have included travel bans and restrictions, quarantines, shelter in place orders, curfews, business and government office closures, increased border controls or closures, port closures and transportation restrictions. The impacts of COVID-19 and such measures could include, but are not limited to, the following:

•Overall demand for our products could decline. While most farm-related operations have been deemed “essential” throughout the pandemic and are working to relatively normal levels, the consumption of grain for food, fuel (including ethanol) and livestock feed was negatively impacted during the first half of 2020 and could be impacted again. As discussed below, generally decreased demand for agricultural products negatively impacts demand for our products as well.
•To the extents that factory closures, increased absentee rates, or reduced production, whether on our part or the part of our suppliers, or the failure of our suppliers to meet demand or of shipping companies to timely deliver products, reduces our production of completed products, our sales will be less than they otherwise would have been. In addition, decreases in sales have and can result in increased inventory and related costs.
•Supply chain issues of particular concern include a wide range of parts and components with a portion arising from the global semiconductor shortage. We may continue to face supplier bottlenecks and delays in all regions, as well as continued challenges with freight logistics, and we continue to work to mitigate the impact of these issues in order to meet end-market demand.
•Adverse fluctuations in foreign currency rates, particularly an increase in the value of the U.S. dollar against key market foreign currencies, would negatively impact performance.

•We could incur additional costs due to the adherence to cleaning requirements and social distancing guidelines and increased costs of labor, parts and components and shipping.
•We have severely limited travel by our employees, which to the extent that the limitations continue at current levels, could impact our ability to efficiently manage our business, including our ability to participate in trade shows and effectively market our products.
•Declines in the general economy as a result of COVID-19 could negatively affect the value our pension plan assets, and, if this occurs, it likely will result in increased pension expenses and funding requirements related to our pension plan assets and their fair value.
•Declines in performance as a result of COVID-19 could require us to record significant impairment charges with respect to certain noncurrent assets (such as goodwill and other intangible assets) and equity method investments. We also may be required to write-down inventory that is deemed obsolete due to decreased sales and rising costs that we may not be able to pass on to our customers.
•Should farm economies decline, we could experience slower collections and larger write-offs of accounts receivable. In addition, our AGCO Finance joint ventures also may experience slower collections and larger write-offs of accounts receivable as well, which would result in reduced earnings, if not losses, for us from our investments in our AGCO Finance joint ventures.
•Although we currently believe we have sufficient available funding to support our business, the severity and length of the COVID-19 pandemic could impact our financial condition. This, in turn, could affect our credit ratings and borrowing costs.

Market, Economic and Geopolitical Risks

Our financial results depend entirely upon the agricultural industry, and factors that adversely affect the agricultural industry generally, including declines in the general economy, increases in farm input costs, unfavorable weather conditions and lower commodity and protein prices, adversely affect us.

    Our success depends entirely on the vitality of the agricultural industry. Historically, the agricultural industry has been cyclical and subject to a variety of economic and other factors. Sales of agricultural equipment, in turn, also are cyclical and generally reflect the economic health of the agricultural industry. The economic health of the agricultural industry is affected by numerous factors, including farm income, farm input costs, farm land values and debt levels, all of which are influenced by levels of commodity and protein prices, acreage planted, crop yields, agricultural product demand (including crops used as renewable energy sources), government policies and government subsidies. The economic health also is influenced by general economic conditions, interest rate and exchange rate levels, and the availability of financing for retail customers, including government financing subsidies to farmers, which can be significant in countries such as Brazil, as discussed elsewhere in this “Risk Factors” section. Trends in the agricultural industry, such as farm consolidations, may affect the agricultural equipment market. In addition, weather conditions, such as floods, heat waves or droughts, and pervasive livestock or crop diseases affect farmers’ buying decisions. Downturns in the agricultural industry due to these or other factors, which could vary by market, can result in decreases in demand for agricultural equipment, which would adversely affect our performance. Moreover, the unpredictable nature of many of these factors and the resulting volatility in demand make it difficult for us to accurately predict sales and optimize production. This, in turn, can result in higher costs, including inventory carrying costs and underutilized manufacturing capacity. During previous downturns in the agricultural industry, we experienced significant and prolonged declines in our performance, and we expect our business to remain subject to similar market fluctuations in the future.

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

    Most retail sales of our products are financed, either by our AGCO Finance joint ventures or by a bank or other private lender. The AGCO Finance joint ventures, which are controlled by Rabobank and are dependent upon Rabobank for financing as well, finance approximately 40% to 50% of the retail sales of our tractors and combines in the markets where the joint ventures operate. Any difficulty by Rabobank in continuing to provide that financing, or any business decision by Rabobank as the controlling member not to fund the business or particular aspects of it (for example, a particular country or region), would require the joint ventures to find other sources of financing (which may be difficult to obtain) or would require us to find other sources of financing for our dealers and their retail customers.

    If we are unable to obtain other sources of financing, our dealers and their retail customers would be required to utilize other retail financing providers, which may or may not be available. In an economic downturn, we expect that financing for capital equipment purchases generally would become more difficult or more expensive to obtain. To the extent that financing is not available, or available only at unattractive prices, our performance would be negatively impacted.

    Both AGCO and our AGCO Finance joint ventures have substantial accounts receivable from dealers and retail customers, and we both are adversely impacted when collectability is less than optimal. Overall collectability depends upon the financial strength of the agricultural industry, which in turn depends upon the factors discussed elsewhere in this “Risk Factors” section. The finance joint ventures lease equipment as well and also may experience residual value losses that exceed expectations caused by lower pricing for used equipment and higher than expected returns at lease maturity. To the extent that defaults and losses are higher than expected, our equity in the net earnings of the finance joint ventures would be less, or there could be losses, which could materially impact our performance.

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

    A majority of our sales are derived from sales outside the United States. The foreign countries in which our sales are the greatest are Germany, France, Brazil, the United Kingdom, Finland and Canada. We have significant manufacturing operations in France, Germany, Brazil, Italy and Finland, and we have established manufacturing operations in emerging markets, such as China. Many of our sales involve products that are manufactured in one country and sold in a different country, and, therefore, our performance can be adversely affected by adverse changes, in either the country of origin or the country of destination, in the factors discussed elsewhere in this “Risk Factors” section, particularly the factors that impact the delivered cost of our products. Our business practices in these foreign countries must comply with not just local law, but also U.S. law, including limitations on where and to whom we may sell products and the Foreign Corrupt Practices Act (“FCPA”). We have a compliance program in place designed to reduce the likelihood of violations of these laws, but it is difficult to identify and prevent violations. Significant violations could subject us to fines and other penalties as well as increased compliance costs. Some of our international operations also are, or might become, subject to various risks that are not present in domestic operations, including restrictions on dividends and the repatriation of funds. Foreign emerging markets may present special risks, such as unavailability of financing, inflation, slow economic growth, price controls and difficulties in complying with U.S. regulations.

    Domestic and foreign political developments and government regulations and policies directly affect the international agricultural industry, which affects the demand for agricultural equipment. Declines in demand for agricultural equipment adversely affect our performance. As discussed previously in “Risks Related to the COVID -19 Pandemic,” the pandemic has caused a global recession and increased economic and demand uncertainty. The COVID-19 impacts, in addition to related or unrelated application, modification or adoption of laws, regulations, trade agreements or policies, can adversely affect the agricultural industry, including the imposition of import and export duties and quotas, expropriation and potentially burdensome taxation, could have an adverse effect on our performance. Trade restrictions, including potential withdrawal from or modification of existing trade agreements, negotiation of new trade agreements, and imposition of new (and retaliatory) tariffs against certain countries or covering certain products, could limit our ability to capitalize on current and future growth opportunities in the international markets in which we operate and impair our ability to expand our business by offering new technologies, products and services. These changes also can impact the cost of the products we manufacture, including the cost of steel. These trade restrictions and changes in, or uncertainty surrounding, global trade policy may affect our competitive position.

    As previously discussed, the health of the agricultural industry and the ability of our international dealers and retail customers to operate their businesses, in general, are affected by domestic and foreign government programs that provide economic support to farmers. As a result, farm income levels and the ability of farmers to obtain advantageous financing and other protections would be reduced to the extent that any such programs are curtailed or eliminated. Any such reductions likely would result in a decrease in demand for agricultural equipment. For example, a decrease or elimination of current price protections for commodities or of subsidy payments or financing rate subsidies for farmers in the European Union, the United

States or elsewhere would negatively impact the operations of farmers in those regions, and, as a result, our sales may decline if these farmers delay, reduce or cancel purchases of our products. In emerging markets, some of these (and other) risks can be greater than they might be elsewhere. In addition, the financing provided by the AGCO Finance joint ventures or by others is supported by a government subsidy or guarantee in some markets, including financing rate subsidies. The programs under which those subsidies and guarantees are provided generally are of limited duration and subject to renewal and contain various caps and other limitations. In some markets, for example Brazil, this support is quite significant. In the event the governments that provide this support elect not to renew these programs, and were financing not available on reasonable terms, whether through our joint ventures or otherwise, our performance would be negatively impacted.

    As of December 31, 2021, we had approximately 48 employees in Ukraine, and in 2021, we had net sales of approximately $86 million in Ukraine. As of December 31, 2021, we had less than $10 million in assets in Ukraine. It is unclear what impact the hostilities in Ukraine will have on our net sales or assets, although we assume that our net sales will decline, possibly significantly. We will assess the fair value of our assets in Ukraine for potential impairment on a periodic basis as warranted.

    As a result of the multinational nature of our business and the acquisitions that we have made over time, our corporate and tax structures are complex, with a significant portion of our operations being held through foreign holding companies. As a result, we are subject to taxation from multiple tax jurisdictions, and it can be inefficient, from a tax perspective, for us to repatriate or otherwise transfer funds. In addition, we must comply with a greater level of tax-related regulation and reviews by multiple governmental units than do companies with a more simplified structure. Our foreign and U.S. operations also routinely sell products to, and license technology to other operations of ours. The pricing of these intra-company transactions is subject to regulation and review as well. While we make every effort to comply with all applicable tax laws, audits and other reviews by governmental units could result in our being required to pay additional taxes, interest and penalties.

We face significant competition, and, if we are unable to compete successfully against other agricultural equipment manufacturers, we will lose dealers and their retail customers and our performance will decline.

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

    We have significant operations in the United Kingdom and the European Union. The United Kingdom withdrew from the European Union, in a process known as “Brexit”, effective December 31, 2020. While the United Kingdom and the European Union have agreed that there will be no taxes on goods or limits on the amount that can be traded between the two jurisdictions, new documentation requirements, safety checks and procedures at ports and new documentation requirements could lead to disruptions in trade.

    Over the longer term, changes in the regulatory environment likely will increase our compliance costs. We may find it more difficult to conduct business in the United Kingdom and the European Union, as Brexit likely will result in increased regulatory complexity and increased restrictions and costs on the movement of capital, goods and personnel. We may decide to relocate or otherwise alter certain of our European or United Kingdom operations to respond to the new business, legal, regulatory, tax and trade environments. Brexit may adversely affect our relationships with our dealers and their retail customers, suppliers and employees, which could materially adversely affect our performance.

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

Inflation can impact our costs and sales.

    During 2021, we experienced significant inflation in a range of costs, including for parts and components, transportation, logistics, and energy. While we have been able to pass along most of those costs through increased prices, there can be no assurance that we will be able to continue to do so. If we are not, it will impact our performance and results of operations.

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

    Our precision technology products include both hardware and software components that relate to guidance, telemetry, automation, autonomy and connectivity solutions. We have to be able to successfully develop and introduce new solutions that improve profitability and result in sustainable farming techniques in order to remain competitive. We expect to make significant investments in research and development expenses, acquisitions of businesses, collaborative arrangements and other sources of technology to drive these outcomes. Such investments may not produce attractive solutions for our customers. We also may have to depend on third parties to supply certain hardware or software components or data services in our precision technology products. Our dealers ability to support such solutions also may impact our customers, acceptance and demand of such products.

Rationalization or restructuring of manufacturing facilities, and plant expansions and system upgrades at our manufacturing facilities, may cause production capacity constraints and inventory fluctuations.

    The rationalization of our manufacturing facilities has at times resulted in, and similar rationalizations or restructurings (including relocating production from one facility to another) in the future may result in, temporary constraints upon our ability to produce the quantity of products necessary to fill orders and thereby complete sales in a timely manner. In addition, system upgrades at our manufacturing facilities that impact ordering, production scheduling, manufacturing and other related processes are complex, and could impact or delay production. A prolonged delay in our ability to fill orders on a timely basis could affect customer demand for our products and increase the size of our product inventories, causing future reductions in our manufacturing schedules and adversely affecting our performance. Moreover, our continuous development and production of new products often involve the retooling of existing manufacturing facilities. This retooling may limit our production capacity at certain times in the future, which could adversely affect our performance. In addition, the expansion and reconfiguration of existing manufacturing facilities, as well as new or expanded manufacturing operations in emerging markets, such as China and Russia, could increase the risk of production delays, as well as require significant investments.

We depend on suppliers for components, parts and raw materials for our products, and any failure by our suppliers to provide products as needed, or by us to promptly address supplier issues, will adversely impact our ability to timely and efficiently manufacture and sell products. We also are subject to raw material price fluctuations, which can adversely affect our manufacturing costs.

    Our products include components and parts manufactured by others. As a result, our ability to timely and efficiently manufacture existing products, to introduce new products, and to shift manufacturing of products from one facility to another depends on the quality of these components and parts and the timeliness of their delivery to our facilities. During 2021, we experienced significant supply chain interruptions, including delays in timely deliveries of components. At any particular time, we depend on numerous suppliers, and the failure by one or more of our suppliers to perform as needed will result in fewer products being manufactured, shipped and sold. If the quality of the components or parts provided by our suppliers is less than required and we do not recognize that failure prior to the shipment of our products, we will incur higher warranty costs. The timely supply of component parts for our products also depends on our ability to manage our relationships with suppliers, to identify and replace suppliers that fail to meet our schedules or quality standards, and to monitor the flow of components and accurately project our needs. The shift from our existing suppliers to new suppliers, including suppliers in emerging markets, also may impact the quality and efficiency of our manufacturing capabilities, as well as warranty costs.

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
•the businesses we acquire may have undisclosed liabilities, such as environmental liabilities or liabilities for violations of laws, such as the FCPA, that we did not expect.
•our ability to successfully carry out our growth strategies for acquired businesses often will be affected by, among other things, our ability to maintain and enhance our relationships with their existing customers, our ability to provide additional product distribution opportunities to them through our existing distribution channels, changes in the spending patterns and preferences of customers and potential customers, fluctuating economic and competitive conditions and our ability to retain their key personnel; and
•our approach and strategies with respect to the development and introduction of new precision technology solutions to improve the profitability and sustainability for our farmer customers, including technologies we obtain through acquisitions, investments and joint ventures, may not provide the desired results for our customers.

    Our ability to address these issues will determine the extent to which we are able to successfully integrate, develop and grow acquired businesses and to realize the expected benefits of these transactions. Our failure to do so could have a material adverse effect on our performance.

Our business routinely is subject to claims and legal actions, some of which could be material.

    We routinely are a party to claims and legal actions incidental to our business. These include claims for personal injuries by users of farm equipment, disputes with distributors, vendors and others with respect to commercial matters, and disputes with taxing and other governmental authorities regarding the conduct of our business, including environmental matters. While these matters generally are not material to our business, it is entirely possible that a matter will arise that is material.

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

    In July 2017, the Financial Conduct Authority in the UK, the governing body responsible for regulating the London Interbank Offered Rate (“LIBOR”), announced that it no longer will compel or persuade financial institutions and panel banks to make LIBOR submissions after 2021. This decision is expected to result in the end of the use of LIBOR as a reference rate for commercial loans and other indebtedness. We have both LIBOR-denominated and EURIBOR-denominated indebtedness or derivative instruments. The transition to alternatives to LIBOR could be modestly disruptive to the credit markets, and while we do not believe that the impact would be material to us, it is impossible at this time to foresee all of the possible consequences given the absence of clear agreement in the marketplace as to how to replace LIBOR. In the event that LIBOR is no longer published, interest on our credit facility will be calculated based upon the Secured Overnight Financing Rate (“SOFR”) or a base rate, as defined in the facility agreement, whichever we believe will be the most cost effective. Our credit facility also provides for an expedited amendment process once a replacement for LIBOR is established.

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

    A portion of our active and retired employees participate in defined benefit pension and retiree healthcare plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable plans. To the extent that our obligations are unfunded or underfunded, we will have to use cash flow from operations and other sources to fulfill our obligations either as they become due or over some shorter funding period. In addition, since the assets that we already have provided to fund these obligations are invested in debt instruments and other securities, the value of these assets varies due to market factors. Historically, these fluctuations have been significant and sometimes adverse, and there can be no assurances that they will not be significant or adverse in the future. Similarly the amount of our obligations varies depending upon mortality assumptions, discount rates, salary growth, retirement rates and ages, inflation, changes in health care costs and similar factors, which generally are not in our control. We also are subject to laws and regulations governing the administration of our plans in certain countries, and the specific provisions, benefit formulas and related interpretations of such laws, regulations and provisions can be complex. Failure to properly administer the provisions of our plans and comply with applicable laws and regulations could have an adverse impact to our results of operations. We have substantial unfunded or underfunded obligations related to our pension and other postretirement health care benefits. See the notes to our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for more information regarding our unfunded or underfunded obligations.

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

Environmental Risks

We increasingly are subject to risks attendant to climate change. Failure to understand and prepare for the risks related to the transition to a lower-carbon economy, and risks related to the physical impacts of climate change could impact our future performance and operations.

    It is widely recognized that global climate change is occurring. We are unable to predict with any certainty the impacts upon our business of climate change, although we recognize that they are likely to be significant. Among the risks that we face are (i) increased governmental regulation of both our manufacturing operations and the equipment that we produce, (ii) the possibility that we will not become as resource-efficient in our operations as we need to, including the indirect impacts of supply chain disruptions, (iii) that climate change will reduce demand for our products, (iv) that we will not be able to develop new and improved products that help our farmer customers address climate-related changes and opportunities and that keep our products competitive with the products of others, and (v) the impacts on our physical facilities, including from increased severe weather condition risks. Addressing each of these risks is likely to entail the incurrence of significant costs by us, and we may not be able to address these risks effectively and efficiently, which would impact our performance. In addition, investors increasingly are assessing their investments and investment opportunities based upon how businesses are addressing climate change. Any failure by us to satisfy their assessments could impact the desirability of an investment in AGCO and the share price of our common stock. For a discussion of some of the actions that we have taken, see Item 1, “Business”, above.

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

    We also may be subject to liability in connection with properties and businesses that we no longer own or operate. We may be adversely impacted by costs, liabilities or claims with respect to our operations under existing laws or those that may be adopted in the future that could apply to both future and prior conduct. If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions, or we may not be able to sell our products and, therefore, it could adversely affect our performance.

    In addition, the products that we manufacture or sell, particularly engines, are subject to increasingly stringent environmental regulations, including those that limit GHG emissions. As a result, on an ongoing basis we incur significant engineering expenses and capital expenditures to modify our products to comply with these regulations. Further, we may experience production delays if we or our suppliers are unable to design and manufacture components for our products that comply with environmental standards. For instance, as we are required to meet more stringent engine emission reduction standards that are applicable to engines we manufacture or incorporate into our products, we expect to meet these requirements through the introduction of new technology to our products, engines and exhaust after-treatment systems, as necessary. Failure to meet applicable requirements could materially affect our performance.

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

    We rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing and collection of payments from dealers or other purchasers of our equipment. We also use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property and proprietary business information, in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and infrastructure are vulnerable to damage, disruptions or shutdowns due to attacks by cyber criminals or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, terrorist acts or, natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, and could disrupt our operations and damage our reputation, which could adversely affect our performance. In addition, as security threats continue to evolve and increase in frequency and sophistication, we increasingly are needing to invest additional resources to protect the security of our systems and likely will need to invest even more in the future.

Item 1B.    Unresolved Staff Comments

    Not applicable.

Item 2.        Properties

    Our principal manufacturing locations and/or properties as of January 31, 2022, were as follows:

Location	Description of Property	Leased (Sq. Ft.)	Owned (Sq. Ft.)
United States:
Assumption, Illinois	Manufacturing/Sales and Administrative Office	—	933,900
Batavia, Illinois	Parts Distribution	522,900	—
Duluth, Georgia	Corporate Headquarters	158,900	—
Hesston, Kansas	Manufacturing	6,300	1,469,100
Jackson, Minnesota	Manufacturing	31,400	1,006,400
International:
Beauvais, France(1)	Manufacturing	—	2,231,300
Breganze, Italy	Manufacturing	11,800	1,562,000
Ennery, France	Parts Distribution	931,100	360,300
Linnavuori, Finland	Manufacturing	15,900	471,900
Hohenmölsen, Germany	Manufacturing	—	437,100
Marktoberdorf, Germany	Manufacturing	270,300	1,523,600
Wolfenbüttel, Germany	Manufacturing	—	546,700
Stockerau, Austria	Manufacturing	26,400	160,700
Thisted, Denmark	Manufacturing	92,400	295,300
Suolahti, Finland	Manufacturing/Parts Distribution	96,100	740,600
Canoas, Brazil	Regional Headquarters/Manufacturing	23,000	1,138,700
Mogi das Cruzes, Brazil	Manufacturing	—	748,700
Santa Rosa, Brazil	Manufacturing	—	515,300
Changzhou, China	Manufacturing	78,900	767,000
_______________________________________
(1)Includes our joint venture, GIMA, in which we own a 50% interest.

    We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

Item 3.        Legal Proceedings

    In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2021, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $23.6 million). The amount ultimately in dispute will be significantly greater because of interest and penalties that will continue to increase as time progresses. We have been advised by our legal and tax advisors that our position with respect to the deductions is allowable under the tax laws of Brazil. We are contesting the disallowance and believe that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

    During 2017, we purchased Precision Planting, which provides precision agricultural technology solutions. In 2018, Deere & Company filed separate complaints in the U.S. District Court of Delaware against us and our Precision Planting subsidiary alleging that certain products of those entities infringe certain patents of Deere. The two complaints subsequently were consolidated into a single case, Case No. 1:18-cv-00827-CFC, that currently is scheduled for trial in July 2022. It is our position that no patents have been, or are continuing to be, infringed, and we are vigorously contesting the allegations in the complaint. We have an indemnity right under the purchase agreement related to the acquisition of Precision Planting from its previous owner. Pursuant to that right, the previous owner of Precision Planting currently is responsible for the litigation costs associated with the complaint and is obligated to reimburse AGCO for some or all of the damages in the event of an adverse outcome in the litigation. In the event of an adverse outcome, we estimate that the range of possible damages, based upon the advice of third-party specialists, would be up to approximately $7.0 million. Deere & Company has provided an estimate of its damages that is significantly higher than our estimate and that we believe does not have merit.

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

Item 4.        Mine Safety Disclosures

    Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Our common stock is listed on the New York Stock Exchange and trades under the symbol AGCO. As of the close of business on February 22, 2022, the closing stock price was $122.34, and there were 408 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

Performance Graph

    The following presentation is a line graph of our cumulative total shareholder return on our common stock on an indexed basis as compared to the cumulative total return of the S&P Mid-Cap 400 Index, the MVIS Global Agribusiness Index for the five years ended December 31, 2021. Our total returns in the graph are not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
AGCO Corporation
S&P MidCap 400 Index
MVIS Global Agribusiness Index (MVMOOTR)

	Cumulative Total Return for the Years Ended December 31,
	2016	2017	2018	2019	2020	2021
AGCO Corporation	$100.00	$124.50	$97.98	$137.20	$184.90	$214.72
S&P Midcap 400 Index	100.00	116.24	103.36	130.44	148.26	184.97
MVIS Global Agribusiness Index	100.00	121.73	114.31	139.46	159.96	199.16

The total return assumes that dividends were reinvested and is based on a $100 investment on December 31, 2016.

Issuer Purchases of Equity Securities

    The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(2)
October 1, 2021 through October 31, 2021	—	$—	—	$170.0
November 1, 2021 through November 30, 2021(1)	393,733	$121.91	393,733	$110.0
December 1, 2021 through December 31, 2021	—	$—	—	$110.0
Total	393,733	$121.91	393,733	$110.0
___________________________________
(1) In November 2021, we entered into an ASR agreement with a third-party financial institution to repurchase $60.0 million of our common stock. The ASR agreement resulted in the initial delivery of 393,733 shares of our common stock, representing approximately 80% of the shares expected to be repurchased in connection with the transaction. In January 2022, the remaining 113,824 shares under the ASR agreement were delivered. The average price paid per share related to the ASR agreement reflected in the table above was derived using the fair market value of the shares on the date the initial 393,733 shares were delivered. The amount that may yet be purchased under our share repurchase programs, as presented in the above table, was reduced by the entire $60.0 million payment related to the ASR agreement. Refer to Note 9 to our Condensed Consolidated Financial Statements for a further discussion of this matter.
(2) The remaining authorized amount to be repurchased is $110.0 million, which has no expiration date.

Item 6.          Reserved

    The information required by Item 301 and Item 302 of Regulation S-K has been omitted as we have elected to adopt the changes to Item 301 and Item 302 of Regulation S-K contained in SEC Release No. 33-10890.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

    We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment, seeding and tillage equipment, implements, and grain storage and protein production systems. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names, including: Challenger®, Fendt®, GSI®, Massey Ferguson® and Valtra®, supported by our Fuse® precision agriculture solutions. We distribute most of our products through a combination of approximately 3,200 dealers and distributors as well as associates and licensees. In addition, we provide retail and wholesale financing through our finance joint ventures with Rabobank.

    The COVID-19 pandemic and other economic factors continue to create volatility in the global economy, initially through government-mandated facility closures, higher absentee rates, and reduced production at both our factories and the factories that supply us with parts and components; and, more recently, through supply chain disruptions. In addition, we have had to incur various costs related to preventing the spread of COVID-19, including changes to our factories and other facilities and those related to enabling remote work. We expect COVID-19 to continue to impact our business, although the manner and extent to which it impacts us will depend on future developments, including the duration of the pandemic, the timing, distribution and impact of vaccinations, and possible mutations of the virus that are more contagious or resistant to current vaccines. Measures taken by governments around the world, as well as businesses, including us, and the general public in order to limit the spread of COVID-19 will impact our business as well. These factors, along with increasing industrial demand, could negatively affect production levels, particularly caused by delays in the receipts of parts and components. Supply chain issues of particular concern include a wide range of parts and components with a portion arising from the global semiconductor shortage. We may continue to face supplier bottlenecks and delays in all regions as well as challenges with freight logistics, and we continue to work to mitigate the impact of these issues in order to meet increased end-market demand.

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

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations:

	Years Ended December 31,
	2021(1)	2020(1)	2019(1)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	76.9	77.5	78.1
Gross profit	23.1	22.5	21.9
Selling, general and administrative expenses	9.8	10.9	11.5
Engineering expenses	3.6	3.7	3.8
Amortization of intangibles	0.5	0.7	0.7
Impairment charges	—	0.2	2.0
Restructuring expenses	0.1	0.2	0.1
Bad debt expense	—	0.2	0.1
Income from operations	9.0	6.6	3.9
Interest expense, net	0.1	0.2	0.2
Other expense, net	0.5	0.2	0.7
Income before income taxes and equity in net earnings of affiliates	8.5	6.1	2.9
Income tax provision	1.0	2.1	2.0
Income before equity in net earnings of affiliates	7.5	4.1	0.9
Equity in net earnings of affiliates	0.6	0.5	0.5
Net income	8.1	4.6	1.4
Net (income) loss attributable to noncontrolling interests	—	0.1	—
Net income attributable to AGCO Corporation and subsidiaries	8.1%	4.7%	1.4%
___________________________________
(1) Rounding may impact summation of amounts.

2021 Compared to 2020

    Net income attributable to AGCO Corporation and subsidiaries for 2021 was $897.0 million, or $11.85 per diluted share, compared to $427.1 million, or $5.65 per diluted share, for 2020.

    Net sales for 2021 were approximately $11,138.3 million, or 21.7% higher than 2020, primarily due to improved market demand. Regionally, net sales were higher in all regions during 2021 compared to 2020. Net sales were negatively impacted by extended COVID-related production shutdowns in both Europe and South America during the first half of 2020. Income from operations was approximately $1,001.4 million in 2021 compared to approximately $599.7 million in 2020. The increase in income from operations during 2021 was primarily the result of higher net sales and production volumes and improved margins, which benefited from positive pricing impacts and a favorable sales mix that offset substantial inflationary material and freight cost pressures along with higher manufacturing costs. Net income per diluted share was favorably impacted by the reversal of valuation allowances previously established against our deferred tax assets in both the United States and Brazil during 2021. In addition, our 2020 income from operations included approximately $20.0 million of a non-cash goodwill impairment charge during the second quarter of 2020 related to a tillage and seeding equipment joint venture in which we formerly owned a 50% interest in our North American (“NA”) region.

    Regionally, income from operations in our Europe/Middle East (“EME”) region increased by approximately $170.1 million in 2021 compared to 2020, driven primarily by higher net sales and increased production volumes as well as positive pricing realization, which offset higher material costs and engineering expenses. In our North American region, income from operations improved by approximately $44.4 million compared to the prior year. Higher net sales and production levels, a richer product mix and favorable pricing impacts contributed to the improvement in the region and helped to offset material cost inflation. In South America, income from operations increased approximately $102.9 million in 2021 compared to 2020. The increase reflects increased net sales and production volumes, a better sales mix and favorable price realization, offsetting increasing material costs. Income from operations in our Asia/Pacific/African (“APA”) region increased approximately $51.8 million in 2021 compared to 2020, primarily due to higher net sales and an improved product mix.

Industry Market Conditions

    Elevated agricultural commodity prices continue to support favorable farm economics resulting in farmers upgrading and replacing aging fleets. These improved conditions generated industry growth across all the major equipment markets during 2021. Future demand for agricultural equipment will be influenced by farm income, which is a function of commodity and protein prices, crop yields and government support.

    In North America, industry unit retail sales of utility and high horsepower tractors increased approximately 14% in 2021 compared to 2020. Industry unit retail sales of combines increased approximately 24% in 2021 compared to 2020. Retail sales growth was strongest for high horsepower tractors in 2021 as compared to 2020 where an extended fleet age and favorable commodity prices stimulated demand.

    In Western Europe, industry unit retail sales of tractors for 2021 increased approximately 16% compared to 2020. Industry unit retail sales of combines for 2021 increased approximately 3% compared to 2020. Industry sales increased across all major markets compared to 2020. Higher wheat, dairy and livestock prices, combined with improved levels of crop production, generated positive farm economics and farmer sentiment.

    In South America, industry unit retail sales of tractors for 2021 increased approximately 22% compared to 2020. Industry unit retail sales of combines for 2021 increased approximately 20% compared to 2020. The improved demand was primarily in the large markets of Brazil and Argentina, as well as in smaller South American markets. Healthy crop production as well as favorable exchange rates supported positive economic conditions for farmers who continue to replace aged equipment.

Results of Operations

    Net sales for 2021 were $11,138.3 million compared to $9,149.7 million for 2020, primarily as a result of improved market demand. The following table sets forth, for the year ended December 31, 2021, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

			Change		Change due to Currency Translation
	2021	2020	$	%	$	%
North America	$2,659.2	$2,175.0	$484.2	22.3%	$32.4	1.5%
South America	1,307.7	873.8	433.9	49.7%	(40.5)	(4.6)%
EME	6,221.7	5,366.9	854.8	15.9%	155.7	2.9%
APA	949.7	734.0	215.7	29.4%	52.1	7.1%
	$11,138.3	$9,149.7	$1,988.6	21.7%	$199.7	2.2%

    Regionally, net sales in North America increased in 2021 compared to 2020, with growth in sales of tractors and Precision Planting equipment. In the EME region, net sales were higher during 2021 compared to 2020, primarily due to increased sales in all major markets, with the largest increases contributed by growth in tractors, combines and replacement parts. Net sales increased in South America in 2021 compared to 2020, primarily due to higher net sales of tractors, combines, planting equipment, parts as well as grain and protein equipment. In the APA region, net sales increased in 2021 compared to 2020, primarily due to net sales increases in China and Australia, as well as recovery in Africa. We estimate that worldwide average price increases were approximately 6.6% and 1.6% in 2021 and 2020, respectively. Consolidated net sales of tractors and combines, which comprised approximately 61.1% of our net sales in 2021, increased approximately 23.0% in 2021 compared to 2020. Unit sales of tractors and combines increased approximately 16.7% during 2021 compared to 2020. The difference between the unit sales change and the change in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

    The following table sets forth, for the years ended December 31, 2021 and 2020, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations (in millions, except percentages):

	2021		2020
	$	% of Net Sales(1)	$	% of Net Sales
Gross profit	$2,572.3	23.1%	$2,057.5	22.5%
Selling, general and administrative expenses	1,088.2	9.8%	1,001.5	10.9%
Engineering expenses	405.8	3.6%	342.6	3.7%
Amortization of intangibles	61.1	0.5%	59.5	0.7%
Impairment charge	—	—%	20.0	0.2%
Restructuring expenses	15.3	0.1%	19.7	0.2%
Bad debt expense	0.5	—%	14.5	0.2%
Income from operations	$1,001.4	9.0%	$599.7	6.6%
____________________________________
(1) Rounding may impact summation of amounts.

    Gross profit as a percentage of net sales increased during 2021 compared to 2020 primarily due to the benefit of higher net sales and production levels, as well as positive pricing, which was partially offset by the impact of material cost inflation. Production hours increased across all regions during 2021. Overall, global production hours increased approximately 25% on a global basis during 2021 compared to 2020, primarily as a result of stronger market demand during 2021. Our production facilities continue to face supply chain and logistics disruptions as well as material and freight cost inflation. These disruptions impact our ability to produce and ship units, as well as contribute to labor inefficiencies, and result in carrying higher than anticipated raw material and work in process inventory levels. We expect these conditions to continue, which may impact production levels and net sales and margins in future periods.

    Selling, general and administrative expenses (“SG&A expenses”) and engineering expenses, as a percentage of net sales, were lower during 2021 compared to 2020, primarily driven by the increases in net sales. The absolute level of SG&A expenses increased during 2021 following prior year actions to lower expenses while operations were suspended, such as reduced field sales and marketing activities and lower travel expenses. We recorded stock compensation expense of approximately $26.6 million and $36.8 million during 2021 and 2020, respectively, within SG&A expenses, as is more fully explained in Notes 1 and 10 of our Consolidated Financial Statements.

    During 2020, we recorded a non-cash goodwill impairment charge of approximately $20.0 million related to a tillage and seeding equipment joint venture in which we formerly owned a 50% interest. The impairment charge was recorded as “Impairment charges” within our Consolidated Statements of Operations, with an offsetting benefit of approximately $10.0 million included within “Net loss attributable to noncontrolling interests.”

    We recorded restructuring expenses of approximately $15.3 million and $19.7 million during 2021 and 2020, respectively. The restructuring expenses primarily related to severance and other related costs associated with the rationalization of employee headcount at various manufacturing facilities and administrative offices located in the United States, Europe and South America during 2021 and 2020, as well as the rationalization of our grain storage and protein production systems operations. See Note 3 of our Consolidated Financial Statements.

    Interest expense, net was $6.7 million for 2021 compared to $15.0 million for 2020 resulting primarily from higher interest income in 2021 as compared to 2020. See “Liquidity and Capital Resources” for further information on our available funding.

    Other expense, net was $50.4 million in 2021 compared to $22.7 million in 2020. We have a minority equity interest in Tractors and Farm Equipment Limited (“TAFE”). During 2020, TAFE repurchased a portion of its common stock from us resulting in a gain of approximately $32.5 million recorded within “Other expense, net.” See Note 14 of our Consolidated Financial Statements for additional information. In addition, losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil, were approximately $24.5 million and $24.1 million in 2021 and 2020, respectively.

    We recorded an income tax provision of $108.4 million in 2021 compared to $187.7 million in 2020. Our tax provision and effective tax rate are impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes, losses in jurisdictions where no income tax benefit is recorded, and provisions for unrecognized income tax benefits related to uncertain tax positions. At December 31, 2021 and 2020, we had gross deferred tax assets of $291.8 million and $360.9 million, respectively, including $69.5 million and $62.9 million, respectively, related to net operating loss carryforwards. At December 31, 2021, we had total valuation allowances as an offset to our gross deferred tax assets of approximately $47.4 million. This valuation allowance included allowances against deferred tax assets (including net operating loss carryforwards) in the U.S. and certain foreign jurisdictions. As of December 31, 2021, our income tax provision included the benefit of reversals of approximately $67.8 million and $55.6 million related to valuation allowances previously established against the Company’s net deferred tax assets in the United States and Brazil, respectively. Improvements in income in the United States and Brazil during 2020 and 2021, along with updated future projected income levels, supported the reversal of both of the valuation allowances. At December 31, 2020, we had total valuation allowances as an offset to the gross deferred tax assets of approximately $181.0 million. This valuation allowance included allowances against deferred tax assets (including net operating loss carryforwards) in the United States and certain foreign jurisdictions. Realization of the net deferred tax assets as of December 31, 2021 will depend on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets should be able to be realized. Refer to Note 6 of our Consolidated Financial Statements for further information.

    Equity in net earnings of affiliates, which is primarily comprised of income from our AGCO Finance joint ventures, was $65.6 million in 2021 compared to $45.5 million in 2020, primarily due to higher net earnings from our AGCO Finance joint ventures. See “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations and Note 5 of our Consolidated Financial Statements for further information.

2020 Compared to 2019

    A comparison of the results of operations for 2020 versus that of 2019 was included in our Annual Report on Form 10-K for the year ended December 31, 2020.

AGCO Finance Joint Ventures

    Our AGCO Finance joint ventures provide both retail financing and wholesale financing to our dealers in the United States, Canada, Europe, Brazil, Argentina and Australia. The joint ventures are owned by AGCO and by a wholly-owned subsidiary of Rabobank. The majority of the assets of the finance joint ventures consist of finance receivables. The majority of the liabilities consist of notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the finance joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. In the United States and Canada, we guarantee certain minimum residual values to those joint ventures upon expiration of certain eligible leases between the finance joint ventures and end users. See “Commitments and Off-Balance Sheet Arrangements” and Note 12 to our Consolidated Financial Statements for additional information.

    As of December 31, 2021, our capital investment in the finance joint ventures, which is included in “Investment in affiliates” on our Consolidated Balance Sheets, was approximately $359.2 million compared to approximately $395.3 million as of December 31, 2020. The total finance portfolio in our finance joint ventures was approximately $10.9 billion and $10.7 billion as of December 31, 2021 and 2020, respectively. The total finance portfolio as of December 31, 2021 and 2020 included approximately $9.2 billion and $8.8 billion, respectively, of retail receivables and $1.7 billion and $1.9 billion of wholesale receivables from AGCO dealers as of December 31, 2021 and 2020, respectively. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies, or AGCO Finance provided the financing directly to the dealers. During 2021, we did not make additional investments in our finance joint ventures, and we received dividends of approximately $84.4 million from certain of our finance joint ventures. During 2020, we made approximately $1.9 million of additional investments in our finance joint ventures, and there were no dividends paid from our finance joint ventures. Our finance joint ventures were restricted from paying dividends to us during 2020 as a result of COVID-19 pandemic banking regulations. Our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Consolidated Statements of Operations, was approximately $64.4 million and $45.0 million for the years ended December 31, 2021 and 2020, respectively, with the increase in earnings primarily due to higher income in our finance joint ventures in the U.S., Canada and France during 2021 as compared to 2020.

Outlook

    Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment are affected by, among other things, changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, commodity and protein prices and general economic conditions.

    Global industry demand for farm equipment is expected to be higher across all major markets during 2022. Our net sales are expected to increase in 2022 compared to 2021, resulting from improved sales volumes and pricing, partially offset by negative foreign currency translation. Gross and operating margins are expected to improve from 2021 levels, reflecting the impact of higher net sales and production volumes as well as pricing initiatives to offset material cost inflation. Engineering expenses and other technology investments are expected to increase in 2022 compared to 2021 to support our product development plans as well as our precision agriculture and digital initiatives.

    Our outlook is also based on current estimates of supplier component deliveries, and the ability of the Company's supply chain to deliver parts and components on schedule is currently difficult to predict. If supply chain performance worsens, our results of operations will be adversely impacted. Refer to “Risk Factors” for further discussion of the COVID-19 pandemic and other factors.

Liquidity and Capital Resources

    Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. In addition, unusual events such as the recent supply chain disruptions can result in increases in inventories and, consequentially, our financing requirements. Internally generated funds are supplemented when necessary from external sources, primarily our credit facility and accounts receivable sales agreement facilities. We believe that the following facilities, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future (in millions):

December 31, 2021
1.002% Senior term loan due 2025(1)	283.7
Senior term loans due between 2023 and 2028(1)	445.9
0.800% Senior Notes Due 2028(1)	680.8
Other long-term debt	7.7
____________________________________
(1) The amounts above are gross of debt issuance costs of an aggregate amount of approximately $4.8 million.

    On October 6, 2021, we issued €600.0 million (or approximately $680.8 million as of December 31, 2021) of senior notes at an issue price of 99.993%. The notes mature on October 6, 2028, and interest is payable annually, in arrears, at 0.800%. The senior notes contain covenants restricting, among other things, the incurrence of certain secured indebtedness. The senior notes are subject to both optional and mandatory redemption in certain events.

    During October 2021, we used the proceeds received from the senior notes to repay our €150.0 million (or approximately $173.4 million as of October 8, 2021) senior term loan due 2022, $370.0 million related to our multi-currency revolving credit facility, and two of our 2016 senior term loans due October 2021 with an aggregate amount outstanding of €192.0 million (or approximately $223.8 million as of October 19, 2021). In August 2021, prior to the issuance of the senior notes, we repaid two of our 2018 senior term loans due August 2021 with an aggregate amount of €72.0 million (or approximately $85.5 million as of August 1, 2021).

    In October 2018, we entered into a multi-currency revolving credit facility of $800.0 million. The credit facility matures on October 17, 2023. Interest accrues on amounts outstanding under the credit facility, at our option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on our credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on our credit rating. As mentioned previously, on October 15, 2021, we repaid $370.0 million of our multicurrency revolving credit facility as a result of the issuance of our 0.800% senior notes due 2028. As of December 31, 2021, we had no outstanding borrowings under the revolving credit facility, and the ability to borrow was approximately $800.0 million under the revolving credit facility.

    On April 15, 2020, we borrowed €117.5 million and $133.8 million under a term loan facility that had been added to our multi-currency revolving credit facility. While outstanding, the loans bore interest at one-month LIBOR plus a margin of 1.625%. We repaid the two loans on February 16, 2021 (for an aggregate amount of approximately $276.0 million as of that date). Refer to Note 7 of our Consolidated Financial Statements for further information regarding our current facilities.

    As described above, our credit facility allows us to select from among various interest rate options. Due to the phase-out of LIBOR, LIBOR-based rates no longer will be available for borrowings denominated in U.S. dollars after December 31, 2022, and for loans denominated in other currencies after December 31, 2021. The interest rates reflected in the our credit facility were designed to accommodate the discontinuation of LIBOR-based rates and a shift to the “Secured Overnight Financing Rate” (“SOFR”) or a base rate, and, as such, we do not believe that moving to the other rates will have a materially adverse effect on our results of operations or financial position. In addition, the credit facility agreement also provides for an expedited amendment process once a replacement for LIBOR is established, which we may elect to utilize to add additional interest-rate alternatives.

    On January 25, 2019, we borrowed €250.0 million (or approximately $283.7 million as of December 31, 2021) from the European Investment Bank. The loan matures on January 24, 2025. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears.

    In October 2018, we entered into a term loan agreement with Rabobank in the amount of €150.0 million. Interest was payable on the term loan quarterly in arrears at an annual rate, equal to the EURIBOR plus a margin ranging from 0.875% to 1.875% based on our credit rating. As mentioned previously, during October 2021, we repaid this term loan of approximately $173.4 million as of October 8, 2021 with the proceeds from our 0.800% senior notes due 2028.

    In October 2016, we borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements. These agreements had maturities ranging from October 2019 to October 2026. Of the 2016 term loans, we repaid an aggregate amount of €56.0 million (or approximately $61.1 million) of two of these term loans in October 2019. Additionally, as mentioned previously, we repaid €192.0 million (or approximately $223.8 million as of October 19, 2021) upon maturity of two 2016 senior term loans in October 2021. In August 2018, we borrowed an additional aggregate amount of indebtedness of €338.0 million through a group of another seven related term loan agreements. In August 2021, prior to the issuance of the senior notes due 2028, we repaid two of our 2018 senior term loans upon maturity with an aggregate amount of €72.0 million (or approximately $85.5 million as of August 1, 2021). On February 1, 2022, we repaid an additional amount of €72.5 million (or approximately $81.7 million) of one of our 2018 senior term loans due August 2023 with existing cash on hand. The provisions of the term loan agreements are substantially identical in nature with the exception of interest rate terms and maturities. In aggregate, as of December 31, 2021, we had indebtedness of approximately €393.0 million (or approximately $445.9 million as of December 31, 2021) under a total group of eight remaining term loan agreements. As of February 1, 2022, as a result of a further repayment discussed previously, we had indebtedness of €320.5 million (or approximately $361.0 million) through a group of seven remaining term loan agreements. As of December 31, 2021, for the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 0.90% to 2.26% and maturity dates between August 2023 and August 2028. For the term loans with a floating interest rate, interest is payable in arrears on a semi-annual basis, with interest rates based on the EURIBOR plus a margin ranging from 0.90% to 1.25% and maturity dates between August 2023 and August 2025.

    As of December 31, 2021 and 2020, we had short-term borrowings due within one year of approximately $90.8 million and $33.8 million, respectively.

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

    Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of December 31, 2021 and 2020, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements for the years then ended was approximately $1.3 billion and $1.5 billion, respectively.

    In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. As of December 31, 2021 and 2020, the cash received from these arrangements for the years then ended was approximately $215.4 million and $199.9 million, respectively.

    Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements also are without recourse to us. As of December 31, 2021 and 2020, these finance joint ventures had approximately $82.1 million and $85.2 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions.

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

    Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 29.7% at December 31, 2021 compared to 34.8% at December 31, 2020.

Cash Flows

    Cash flows provided by operating activities were approximately $660.2 million during 2021 compared to approximately $896.5 million during 2020. The decrease during 2021 was primarily due to an increase in inventories, partially offset by increases in net income and accounts payable as compared to 2020. Supply chain disruptions resulted in higher raw material and work-in-process inventory levels during 2021 as compared to the prior year. Free cash flow, which is defined as “Net cash provided by operating activities” less “Purchases of property, plant and equipment”, was approximately $390.4 million during 2021, as compared to approximately $626.6 million during 2020.

    Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,559.5 million in working capital at December 31, 2021, as compared with $1,005.6 million at December 31, 2020. Accounts receivable and inventories, combined, at December 31, 2021 were approximately $754.8 million higher than at December 31, 2020, primarily due to higher net sales and production levels, as well as the significant impact of supply chain constraints during 2021.

Share Repurchase Program

     In August and November 2021, we entered into two accelerated share repurchase (“ASR”) agreements with financial institutions to repurchase an aggregate of $135.0 million of shares of our common stock. We received approximately 952,204 shares in these transactions as of December 31, 2021. On January 19, 2022, we received additional 113,824 shares upon final settlement of our November 2021 ASR agreement. In February and March 2020, we entered into two ASR agreements with financial institutions to repurchase an aggregate of $55.0 million of shares of our common stock. We received approximately 970,141 shares in these transactions as of December 31, 2020. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the our Consolidated Balance Sheets.

Contractual Obligations and Cash Requirements

    Our material cash requirements include the following contractual and other obligations:

    Indebtedness – As of December 31, 2021, we had approximately $44.4 million of payments due during the year ended December 31, 2022, related to indebtedness and certain short-term obligations, in addition to approximately $15.1 million of interest payments associated with indebtedness we expect to pay during 2022. Interest payments generally do not vary materially year to year. Indebtedness amounts reflect the principal amount of our senior term loan, senior notes, credit facility and certain short-term borrowings, gross of any debt issuance costs. Refer to Note 7 of the Consolidated Financial Statements for additional information regarding our indebtedness.

    Capital and operating lease obligations – As of December 31, 2021, we had approximately $4.0 million and $45.7 million of payments due during the year ended December 31, 2022, related to capital and operating lease obligations, respectively. Refer to Note 17 of the Consolidated Financial Statements for additional information regarding our lease obligations.

Unconditional purchase obligations – As of December 31, 2021, we had approximately $131.1 million of outstanding purchase obligations payable during the year ended December 31, 2022. These obligations generally do not vary materially year to year.

    Other short-term and long-term obligations – As of December 31, 2021, we had approximately $40.1 million of income tax liabilities related to uncertain income tax provisions connected with ongoing income tax audits in various jurisdictions due during the year ended December 31, 2022. Additionally, we had approximately $37.8 million of estimated future minimum contribution requirements under our U.S. and non-U.S. defined benefit pension and postretirement plans due during the year ended December 31, 2022. Refer to Notes 6 and 8 of the Consolidated Financial Statements for additional information regarding our uncertain tax positions and pension and postretirement plans, respectively. These obligations comprise a majority of our other short-term and long-term obligations.

Commitments and Off-Balance Sheet Arrangements

Guarantees

    We maintain a remarketing agreement with our finance joint venture in the United States, whereby we are obligated to repurchase up to $6.0 million of repossessed equipment each calendar year. We believe any losses that might be incurred on the resale of this equipment will not materially impact our financial position or results of operations, due to the fact that the repurchase obligations would be equivalent to the fair value of the underlying equipment.

    At December 31, 2021, we guaranteed indebtedness owed to third parties of approximately $25.2 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate us to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2027. Losses under such guarantees historically have been insignificant. In addition, we generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to offset a substantial portion of the amounts paid. We also guarantee indebtedness owed to certain of our finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant and the guarantees are not material. We believe the credit risk associated with all of these guarantees is not material to our financial position or results of operations.

    In addition, at December 31, 2021, we had accrued approximately $23.3 million of outstanding guarantees of residual values that may be owed to our finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantee is approximately $160.7 million.

Other

    At December 31, 2021, we had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $3,681.9 million. The outstanding contracts as of December 31, 2021 range in maturity through October 2022. We also had outstanding designated steel commodity contracts with a gross notional amount of approximately $31.9 million that range in maturity through July 2022. See Note 11 of our Consolidated Financial Statements for additional information.

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

Contingencies

    We are party to various claims and lawsuits arising in the normal course of business. We closely monitor these claims and lawsuits and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position or results of operations and accrue and/or disclose loss contingencies as appropriate. See Note 12 of our Consolidated Financial Statements for further information.

Related Parties

    In the ordinary course of business, we engage in transactions with related parties. See Note 14 of our Consolidated Financial Statements for information regarding related party transactions and their impact to our consolidated results of operations and financial position.

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

    The total notional value of our foreign currency instruments was $3,681.9 million and $3,722.4 million as of December 31, 2021 and 2020, respectively, inclusive of both those instruments that are designated and qualified for hedge accounting and non-designated derivative instruments. We enter into cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, and we enter into foreign currency contracts to economically hedge receivables and payables on our balance sheets that are denominated in foreign currencies other than the functional currency. In addition, we use derivative and non-derivative instruments to hedge a portion of our net investment in foreign operations against adverse movements in exchange rates. See Note 11 of our Consolidated Financial Statements for further information about our hedging transactions and derivative instruments.

    Assuming a 10% change relative to the currency of the hedge contracts, the fair value of the foreign currency instruments could be negatively impacted by approximately $52.6 million as of December 31, 2021. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would largely be offset by losses and gains on the underlying firm commitment or forecasted transaction.

Interest Rate Risk

    Our interest expense is, in part, sensitive to the general level of interest rates. We manage our exposure to interest rate risk through our mix of floating rate and fixed rate debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. See Notes 7 and 11 of our Consolidated Financial Statements for additional information.

    Based on our floating rate debt and our accounts receivable sales facilities outstanding at December 31, 2021, a 10% increase in interest rates, would have increased, collectively, “Interest expense, net” and “Other expense, net” for the year ended December 31, 2021 by approximately $2.1 million.

Recent Accounting Pronouncements

    See Note 1 of our Consolidated Financial Statements for information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

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

    At December 31, 2021, we had recorded an allowance for discounts and sales incentives of approximately $610.3 million that will be paid either through a reduction of future cash settlements of receivables and through credit memos to our dealers or through reductions in retail financing rates paid to our finance joint ventures. If we were to allow an additional 1% of sales incentives and discounts at the time of retail sale for those sales subject to such discount programs, our reserve would increase by approximately $22.9 million as of December 31, 2021. Conversely, if we were to decrease our sales incentives and discounts by 1% at the time of retail sale, our reserve would decrease by approximately $22.9 million as of December 31, 2021.

Deferred Income Taxes and Uncertain Income Tax Positions

    We recorded an income tax provision of $108.4 million in 2021 compared to $187.7 million in 2020 and $180.8 million in 2019. Our tax provision and effective tax rate are impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes, losses in jurisdictions where no income tax benefit is recorded and provisions for unrecognized income tax benefits related to uncertain tax positions.

     As of December 31, 2021, our income tax provision included the benefit of reversals of approximately $67.8 million and $55.6 million related to valuation allowances previously established against the Company’s net deferred tax assets in the United States and Brazil, respectively. Improvements in income in the United States and Brazil during 2020 and 2021, along with updated future projected income levels, supported the reversal of both of the valuation allowances. In addition, we maintain a valuation allowance to reserve a portion of our net deferred tax assets in the United States and certain foreign jurisdictions. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets may not be realized. We assessed the likelihood that our deferred tax assets should be recovered from estimated future taxable income and the current economic climate, as well as available tax planning strategies and determined that the adjustment to the valuation allowance was appropriate. We believe it is more likely than not that we should be able to realize our remaining net deferred tax assets, net of the valuation allowance, in future years.

    At December 31, 2021 and 2020, we had gross deferred tax assets of $291.8 million and $360.9 million, respectively, including $69.5 million and $62.9 million, respectively, related to net operating loss carryforwards. At December 31, 2021 and 2020, we had total valuation allowances as an offset to our gross deferred tax assets of $47.4 million and $181.0 million, respectively. These valuation allowances are held against deferred tax assets (including net operating loss carryforwards) in the United States and certain foreign jurisdictions. Realization of the remaining deferred tax assets as of December 31, 2021 depends on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets should be able to be realized.

    We recognize income tax benefits from uncertain tax positions only when there is a more than 50% likelihood that the tax positions will be sustained upon examination by the taxing authorities based on the technical merits of the positions. As of December 31, 2021 and 2020, we had approximately $246.4 million and $227.9 million, respectively, of gross unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2021 and 2020, we had approximately $40.1 million and $57.1 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2021 and 2020, we had accrued interest and penalties related to unrecognized tax benefits of approximately $32.7 million and $39.4 million, respectively. See Note 6 of our Consolidated Financial Statements for further discussion of our uncertain income tax positions.

Pensions

    We sponsor defined benefit pension plans covering certain employees, principally in the United Kingdom, the United States, Germany, Switzerland, Finland, France, Norway and Argentina. Our primary plans cover certain employees in the United States and the United Kingdom.

    In the United States, we sponsor a funded, qualified defined benefit pension plan for our salaried employees, as well as a separate funded qualified defined benefit pension plan for our hourly employees. Both plans are closed to new entrants and frozen, and we fund at least the minimum contributions required under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code to both plans. In addition, we maintain an unfunded, nonqualified defined benefit pension plan for certain senior executives, which is our Executive Nonqualified Pension Plan (“ENPP”). The ENPP also is closed to new entrants, and, during 2021, we amended the ENPP to freeze future salary benefit accruals as of December 31, 2024 and to eliminate a lifetime annuity feature for participants reaching age 65 subsequent to December 31, 2022.

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

    For the years ended December 31, 2021, 2020 and 2019, we used a globally consistent methodology to set the discount rate in the countries where our largest benefit obligations exist. In the United States, the United Kingdom and the Euro Zone, we constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of our benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the portfolio is constructed is consistent. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, in which high-quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy our U.S. pension plans’ projected benefit payments. In the United Kingdom and the Euro Zone, the discount rate is derived using a “yield curve approach,” in which an individual spot rate, or zero coupon bond yield, for each future annual period is developed to discount each future benefit payment and, thereby, determine the present value of all future payments. We use a spot yield curve to determine the discount rate applicable in the United Kingdom to measure the U.K. pension plan’s service cost and interest cost. Under the settlement and yield curve approaches, the discount rate is set to equal the single discount rate that produces the same present value of all future payments.

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
•The mortality rates for the U.K. defined benefit pension plan was updated during 2021 to reflect the latest expected improvements in the life expectancy of the plan participants. The mortality rates for the U.S. defined benefit pension plans were also updated during 2021 to reflect the Society of Actuaries’ most recent findings on the topic of mortality.
•The fair value of assets used to determine the expected return on assets does not reflect any delayed recognition of asset gains and losses.

    The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such periods.

    Our U.S. and U.K. defined benefit pension plans, including our ENPP, comprised approximately 85% of our consolidated projected benefit obligation as of December 31, 2021. The effects of a 25 basis point change in certain actuarial assumptions on the 2022 net annual pension and ENPP costs and related benefit obligations as of December 31, 2021 would be as follows:

	Year-end Benefit Obligation		2022 Net Annual Pension Cost
	25 basis point increase	25 basis point decrease	25 basis point increase	25 basis point decrease
Discount rate:
U.S. qualified defined benefit pension plans and ENPP	$(3.6)	$3.8	$(0.2)	$0.2
U.K. defined benefit pension plans	(22.2)	23.7	(0.2)	0.2

	2022 Net Annual Pension Cost
	25 basis point increase	25 basis point decrease
Long-term rate of return on plan assets:
U.S. qualified defined benefit pension plans and ENPP	$(0.1)	$0.1
U.K. defined benefit pension plans	(1.8)	1.8

    Unrecognized actuarial net losses related to our defined benefit pension plans and ENPP were $291.7 million as of December 31, 2021 compared to $385.1 million as of December 31, 2020. The decrease in unrecognized net actuarial losses between years primarily resulted from higher discount rates at December 31, 2021 compared to December 31, 2020, as well as a result of the amendment to our ENPP as previously discussed. The unrecognized net actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. For some of our defined benefit pension plans, these losses, to the extent they exceed 10% of the greater of the plan’s liabilities or the fair value of assets (“the gain/loss corridor”), will be amortized on a straight-line basis over the periods discussed as follows. For our U.S. salaried, U.S. hourly and U.K. defined benefit pension plans, the population covered is predominantly inactive participants, and losses related to those plans, to the extent they exceed the gain/loss corridor, will be amortized over the average remaining lives of those participants while covered by the respective plan. For our ENPP, the population is predominantly active participants, and losses related to the plan will be amortized over the average future working lifetime of the active participants expected to receive benefits. As of December 31, 2021, the average amortization periods were as follows:

	ENPP	U.S. Plans	U.K. Plan
Average amortization period of losses related to defined benefit pension plans	7 years	14 years	19 years

    Unrecognized prior service cost related to our defined benefit pension plans was $7.1 million as of December 31, 2021 compared to $20.1 million as of December 31, 2020. The decrease in the unrecognized prior service cost between years is due primarily to the amortization of unrecognized prior service cost related to prior plan amendments, as well as the amendment in 2021 previously discussed related to our ENPP. The 2021 amendment resulted in both a curtailment gain and a net prior service credit.

    As of December 31, 2021, our unfunded or underfunded obligations related to our defined benefit pension plans and ENPP were approximately $89.2 million, primarily related to our defined benefit pension plans in Europe and the United States. In 2021, we contributed approximately $36.0 million towards those obligations, and we expect to fund approximately $36.3 million in 2022. Future funding is dependent upon compliance with local laws and regulations and changes to those laws and regulations in the future, as well as the generation of operating cash flows in the future. We currently have an agreement in place with the trustees of the U.K. defined benefit plan that obligates us to fund approximately £15.6 million per year (or approximately $21.1 million) towards that obligation through December 2022. The funding arrangement is based upon the current funded status and could change in the future as discount rates, local laws and regulations, and other factors change.

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

    We utilize a combination of valuation techniques, including an income approach, whereby the present value of future expected operating net cash flows are calculated using a discount rate; and a guideline public company method, whereby EBITDA and revenue multiples are derived from the market prices of stocks of companies that are engaged in the same or similar lines of business and that are actively traded on a free and open market. Assumptions included in these approaches can positively and negatively impact the results of our assessments such as interest rates, sales and margin growth rates, tax rates, cost structures, market share, pricing, capital expenditures, working capital levels and the use of control premiums. For all reporting units, a 10 percent decrease in the estimated fair value would have had no effect on the carrying value of goodwill as of our annual measurement date on October 1, 2021.

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

    The results of our goodwill and long-lived assets impairment analyses conducted as of October 1, 2021 indicated that no indicators of impairment existed and no reduction in the carrying amount of goodwill and long-lived assets was required.

    The COVID-19 pandemic has adversely impacted the global economy as a whole. Based on macroeconomic conditions throughout 2020, we assessed our goodwill and other intangible assets for indications of impairment as of March 31, 2020, June 30, 2020 and September 30, 2020. As of June 30, 2020, we concluded there were indicators of impairment during the three months ended June 30, 2020 related to one of our smaller reporting units, which was a 50%-owned tillage and seeding equipment joint venture. We consolidated the reporting unit as we were determined to be the primary beneficiary of the joint venture. Deteriorating market conditions for the products the joint venture sold were negatively impacted by the COVID-19 pandemic in the second quarter of 2020, greater than initially expected. As a result, updated strategic reviews with revised forecasts indicated an impairment of the entire goodwill balance of this reporting unit was necessary as of June 30, 2020. During the three months ended June 30, 2020, an impairment charge of approximately $20.0 million was recorded as “Goodwill impairment charge” within our Consolidated Statements of Operations, with an offsetting benefit of approximately $10.0 million included within “Net loss attributable to noncontrolling interests.” The joint venture was sold during 2021.

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

    As of December 31, 2021, we had approximately $1,280.8 million of goodwill. While our annual impairment testing in 2021 supported the carrying amount of this goodwill, we may be required to re-evaluate the carrying amount in future periods, thus utilizing different assumptions that reflect the then current market conditions and expectations, and, therefore, we could conclude that an impairment has occurred.

    Recoverable Indirect Taxes

    Our Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from our sales in the Brazilian market. We regularly assesses the recoverability of these tax credits, and establishes reserves when necessary against them, through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from our ongoing operations. We believe that these tax credits, net of established reserves are realizable. Our assessment of realization of these tax assets involves significant judgments on our part, and the conclusions that we reach could vary significantly based upon these judgments. We recorded approximately $114.4 million and $91.2 million, respectively, of VAT tax credits, net of reserves, as of December 31, 2021 and 2020.

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

Item 8.        Financial Statements and Supplementary Data

    The following Consolidated Financial Statements of AGCO and its subsidiaries for each of the years in the three-year period ended December 31, 2021 are included in this Item:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AGCO Corporation:

Opinion on the Consolidated Financial Statements

    We have audited the accompanying consolidated balance sheets of AGCO Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II — Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the reserve and allowance for volume discount and sales incentive programs in certain geographic regions

    As discussed in Note 1 to the consolidated financial statements, the Company provides various volume discount and sales incentive programs with respect to its products. As of December 31, 2021, the Company had accrued volume discounts and sales incentives of approximately $602.3 million and an allowance for sales incentive discounts of approximately $8.0 million. Sales incentive programs include reductions in invoice prices, reductions in retail financial rates, dealer commissions and dealer incentive allowances. Volume discounts and sales incentives are recorded at the time of sale as a reduction of revenue using the expected value method.

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

Assessment of gross unrecognized income tax benefits in certain jurisdictions

    As discussed in Note 6 to the consolidated financial statements, the Company has recorded a liability for gross unrecognized income tax benefits of approximately $246.4 million as of December 31, 2021. The Company recognizes income tax benefits from uncertain tax positions only when there is a more than 50% likelihood that the tax positions will be sustained upon examination by the taxing authorities based on the technical merits of the positions.

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

Assessment of goodwill impairment for certain reporting units

    As discussed in Note 1 to the consolidated financial statements, the Company evaluates goodwill for impairment annually as of October 1 and when events or circumstances indicate that fair value of a reporting unit may be below its carrying value. As of December 31, 2021, the Company has $1,280.8 million of goodwill. The Company performs its goodwill impairment analyses using either a qualitative or a quantitative assessment. The fair values of the reporting units are determined based on a combination of valuation techniques, including an income approach and guideline public company method. Based on the Company’s analysis, the Company determined that the fair values of certain reporting units were in excess of the carrying values and therefore did not record any goodwill impairment for these reporting units.

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

Atlanta, Georgia
February 25, 2022

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended December 31,
	2021	2020	2019
Net sales	$11,138.3	$9,149.7	$9,041.4
Cost of goods sold	8,566.0	7,092.2	7,057.1
Gross profit	2,572.3	2,057.5	1,984.3
Operating expenses:
Selling, general and administrative expenses	1,088.2	1,001.5	1,040.3
Engineering expenses	405.8	342.6	343.4
Amortization of intangibles	61.1	59.5	61.1
Impairment charges	—	20.0	176.6
Restructuring expenses	15.3	19.7	9.0
Bad debt expense	0.5	14.5	5.8
Income from operations	1,001.4	599.7	348.1
Interest expense, net	6.7	15.0	19.9
Other expense, net	50.4	22.7	67.1
Income before income taxes and equity in net earnings of affiliates	944.3	562.0	261.1
Income tax provision	108.4	187.7	180.8
Income before equity in net earnings of affiliates	835.9	374.3	80.3
Equity in net earnings of affiliates	65.6	45.5	42.5
Net income	901.5	419.8	122.8
Net (income) loss attributable to noncontrolling interests	(4.5)	7.3	2.4
Net income attributable to AGCO Corporation and subsidiaries	$897.0	$427.1	$125.2
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$11.93	$5.69	$1.64
Diluted	$11.85	$5.65	$1.63
Cash dividends declared and paid per common share	$4.74	$0.63	$0.63
Weighted average number of common and common equivalent shares outstanding:
Basic	75.2	75.0	76.2
Diluted	75.7	75.6	77.0
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2021	2020	2019
Net income	$901.5	$419.8	$122.8
Other comprehensive gain (loss), net of reclassification adjustments:
Defined benefit pension plans, net of taxes:
Prior service credit (cost) arising during the year	10.0	0.3	(4.7)
Net loss recognized due to settlement	0.1	0.3	0.6
Net loss recognized due to curtailment	6.3	—	—
Net actuarial gain (loss) arising during the year	53.6	(32.7)	(23.3)
Amortization of prior service cost included in net periodic pension cost	0.6	2.1	1.6
Amortization of net actuarial losses included in net periodic pension cost	12.3	13.1	11.8
Derivative adjustments:
Net changes in fair value of derivatives	5.1	5.1	(2.6)
Net gains reclassified from accumulated other comprehensive loss into income	(3.0)	(6.3)	(0.1)
Foreign currency translation adjustments	(45.5)	(201.8)	(20.6)
Other comprehensive gain (loss), net of reclassification adjustments	39.5	(219.9)	(37.3)
Comprehensive income	941.0	199.9	85.5
Comprehensive (income) loss attributable to noncontrolling interests	(4.1)	11.6	(0.1)
Comprehensive income attributable to AGCO Corporation and subsidiaries	$936.9	$211.5	$85.4
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$889.1	$1,119.1
Accounts and notes receivable, net	991.5	856.0
Inventories, net	2,593.7	1,974.4
Other current assets	539.8	418.9
Total current assets	5,014.1	4,368.4
Property, plant and equipment, net	1,464.8	1,508.5
Right-of-use lease assets	154.1	165.1
Investments in affiliates	413.5	442.7
Deferred tax assets	169.3	77.6
Other assets	293.3	179.8
Intangible assets, net	392.2	455.6
Goodwill	1,280.8	1,306.5
Total assets	$9,182.1	$8,504.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2.1	$325.9
Short term borrowings	90.8	33.8
Accounts payable	1,078.3	855.1
Accrued expenses	2,062.2	1,916.7
Other current liabilities	221.2	231.3
Total current liabilities	3,454.6	3,362.8
Long-term debt, less current portion and debt issuance costs	1,411.2	1,256.7
Operating lease liabilities	115.5	125.9
Pensions and postretirement health care benefits	209.0	253.4
Deferred tax liabilities	116.9	112.4
Other noncurrent liabilities	431.1	375.0
Total liabilities	5,738.3	5,486.2
Commitments and contingencies (Note 12)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2021 and 2020	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 74,441,312 and 74,962,231 shares issued and outstanding at December 31, 2021 and 2020, respectively	0.7	0.8
Additional paid-in capital	3.9	30.9
Retained earnings	5,182.2	4,759.1
Accumulated other comprehensive loss	(1,770.9)	(1,810.8)
Total AGCO Corporation stockholders’ equity	3,415.9	2,980.0
Noncontrolling interests	27.9	38.0
Total stockholders’ equity	3,443.8	3,018.0
Total liabilities and stockholders’ equity	$9,182.1	$8,504.2
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss				Noncontrolling Interests	Total Stockholders’ Equity
	Common Stock				Defined Benefit Pension Plans	Cumulative Translation Adjustment	Deferred Gains (Losses) on Derivatives	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance, December 31, 2018	76,536,755	$0.8	$10.2	$4,477.3	$(282.4)	$(1,274.4)	$1.4	$(1,555.4)	$60.6	$2,993.5
Net income (loss)	—	—	—	125.2	—	—	—	—	(2.4)	122.8
Payment of dividends to shareholders	—	—	—	(48.0)	—	—	—	—	—	(48.0)
Issuance of restricted stock	14,105	—	1.0	—	—	—	—	—	—	1.0
Issuance of stock awards	608,444	—	(13.3)	(9.7)	—	—	—	—	—	(23.0)
SSARs exercised	106,514	—	(3.1)	(1.7)	—	—	—	—	—	(4.8)
Stock compensation	—	—	40.3	—	—	—	—	—	—	40.3
Investment by noncontrolling interests	—	—	—	—	—	—	—	—	2.0	2.0
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Changes in noncontrolling interest	—	—	—	—	—	—	—	—	(9.1)	(9.1)
Purchases and retirement of common stock	(1,794,256)	—	(30.4)	(99.6)	—	—	—	—	—	(130.0)
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	—	—	—	—	(4.7)	—	—	(4.7)	—	(4.7)
Net loss recognized due to settlement	—	—	—	—	0.6	—	—	0.6	—	0.6
Net actuarial loss arising during year	—	—	—	—	(23.3)	—	—	(23.3)	—	(23.3)
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	1.6	—	—	1.6	—	1.6
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	11.8	—	—	11.8	—	11.8
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	(2.7)	(2.7)	—	(2.7)
Change in cumulative translation adjustment	—	—	—	—	—	(23.1)	—	(23.1)	2.5	(20.6)
Balance, December 31, 2019	75,471,562	0.8	4.7	4,443.5	(296.4)	(1,297.5)	(1.3)	(1,595.2)	53.2	2,907.0
Net income (loss)	—	—	—	427.1	—	—	—	—	(7.3)	419.8
Payment of dividends to shareholders	—	—	—	(48.0)	—	—	—	—	—	(48.0)
Issuance of restricted stock	19,862	—	1.1	—	—	—	—	—	—	1.1
Issuance of stock awards	374,212	—	(7.3)	(8.4)	—	—	—	—	—	(15.7)
SSARs exercised	66,736	—	(4.1)	(0.1)	—	—	—	—	—	(4.2)
Stock compensation	—	—	39.9	(3.4)	—	—	—	—	—	36.5
Investment by noncontrolling interests	—	—	—	—	—	—	—	—	0.2	0.2
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(3.3)	(3.3)
Changes in noncontrolling interest	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Purchases and retirement of common stock	(970,141)	—	(3.4)	(51.6)	—	—	—	—	—	(55.0)
Defined benefit pension plans, net of taxes:
Prior service credit arising during year	—	—	—	—	0.3	—	—	0.3	—	0.3
Net loss recognized due to settlement	—	—	—	—	0.3	—	—	0.3	—	0.3
Net actuarial loss arising during year	—	—	—	—	(32.7)	—	—	(32.7)	—	(32.7)
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	2.1	—	—	2.1	—	2.1
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	13.1	—	—	13.1	—	13.1
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	(1.2)	(1.2)	—	(1.2)
Change in cumulative translation adjustment	—	—	—	—	—	(197.5)	—	(197.5)	(4.3)	(201.8)
Balance, December 31, 2020	74,962,231	0.8	30.9	4,759.1	(313.3)	(1,495.0)	(2.5)	(1,810.8)	38.0	3,018.0
Net income	—	—	—	897.0	—	—	—	—	4.5	901.5
Payment of dividends to shareholders	—	—	—	(358.5)	—	—	—	—	—	(358.5)
Issuance of restricted stock	8,912	—	1.3	—	—	—	—	—	—	1.3
Issuance of stock awards	362,034	—	(29.5)	—	—	—	—	—	—	(29.5)
SSARs exercised	60,339	—	(5.4)	—	—	—	—	—	—	(5.4)
Stock compensation	—	—	26.1	—	—	—	—	—	—	26.1
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(3.6)	(3.6)
Sale of noncontrolling interests	—	—	—	—	—	—	—	—	(10.6)	(10.6)
Purchases and retirement of common stock	(952,204)	(0.1)	(19.5)	(115.4)	—	—	—	—	—	(135.0)
Defined benefit pension plans, net of taxes:
Prior service credit arising during year	—	—	—	—	10.0	—	—	10.0	—	10.0
Net loss recognized due to settlement	—	—	—	—	0.1	—	—	0.1	—	0.1
Net loss recognized due to curtailment	—	—	—	—	6.3	—	—	6.3	—	6.3
Net actuarial gain arising during year	—	—	—	—	53.6	—	—	53.6	—	53.6
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	0.6	—	—	0.6	—	0.6
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	12.3	—	—	12.3	—	12.3
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	2.1	2.1	—	2.1
Change in cumulative translation adjustment	—	—	—	—	—	(45.1)	—	(45.1)	(0.4)	(45.5)
Balance, December 31, 2021	74,441,312	$0.7	$3.9	$5,182.2	$(230.4)	$(1,540.1)	$(0.4)	$(1,770.9)	$27.9	$3,443.8
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$901.5	$419.8	$122.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	220.7	212.5	210.9
Impairment charges	—	20.0	176.6
Amortization of intangibles	61.1	59.5	61.1
Stock compensation expense	27.4	37.6	41.3
Equity in net earnings of affiliates, net of cash received	(1.9)	(43.7)	—
Deferred income tax (benefit) provision	(117.9)	3.4	15.1
Other	20.5	(7.4)	6.9
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(207.7)	(90.5)	63.8
Inventories, net	(762.6)	119.7	(216.3)
Other current and noncurrent assets	(268.0)	(49.8)	(14.4)
Accounts payable	292.2	(59.1)	35.7
Accrued expenses	241.2	185.3	114.5
Other current and noncurrent liabilities	253.7	89.2	77.9
Total adjustments	(241.3)	476.7	573.1
Net cash provided by operating activities	660.2	896.5	695.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(269.8)	(269.9)	(273.4)
Proceeds from sale of property, plant and equipment	6.3	1.9	4.9
Purchase of businesses, net of cash acquired	(22.6)	(2.8)	—
Sale of, distributions from (investments in) unconsolidated affiliates, net	13.1	29.1	(3.1)
Other	(15.4)	—	—
Net cash used in investing activities	(288.4)	(241.7)	(271.6)
Cash flows from financing activities:
Proceeds from indebtedness	2,497.6	1,195.6	2,082.7
Repayments of indebtedness	(2,501.4)	(1,045.6)	(2,191.1)
Purchases and retirement of common stock	(135.0)	(55.0)	(130.0)
Payment of dividends to stockholders	(358.5)	(48.0)	(48.0)
Payment of minimum tax withholdings on stock compensation	(34.9)	(19.8)	(28.1)
Payment of debt issuance costs	(3.8)	(1.4)	(0.5)
(Distributions to) investments by noncontrolling interests, net	(3.5)	(3.1)	1.6
Net cash (used in) provided by financing activities	(539.5)	22.7	(313.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(62.3)	8.8	(4.2)
(Decrease) increase in cash, cash equivalents and restricted cash	(230.0)	686.3	106.7
Cash, cash equivalents and restricted cash, beginning of year	1,119.1	432.8	326.1
Cash, cash equivalents and restricted cash, end of year	$889.1	$1,119.1	$432.8
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Operations and Summary of Significant Accounting Policies

Business

    AGCO Corporation and subsidiaries (“AGCO” or the “Company”) is a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. The Company sells a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment, seeding and tillage equipment, implements, and grain storage and protein production systems. The Company’s products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names including: Challenger®, Fendt®, GSI®, Massey Ferguson® and Valtra®. The Company distributes most of its products through a combination of approximately 3,200 independent dealers and distributors as well as the Company utilizes associates and licensees to provide a distribution channel for its products. In addition, the Company provides retail financing through its finance joint ventures with CoöperatieveRabobank U.A., or “Rabobank.”

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

    The Company cannot predict the ongoing impact of the COVID-19 pandemic due to volatility in global economic and political environments, the cyclicality of market demand for its products, supply chain disruptions, possible workforce unavailability, exchange rate and commodity and protein price volatility and availability of financing, and their impact to the Company’s net sales, production volumes, costs and overall financial condition and available funding. The Company may be required to record impairment charges in the future with respect to noncurrent assets such as goodwill and other intangible assets and equity method investments, whose fair values may be negatively affected by the COVID-19 pandemic. The Company also may be required to write-down obsolete inventory due to decreased customer demand and sales orders. The Company monitors the collection of accounts receivable, as well as the operating results of its finance joint ventures around the world. In the event economic conditions were to deteriorate, the Company and its finance joint ventures may not collect accounts receivable at expected levels, and the operating results of its finance joint ventures may be negatively impacted, thus negatively impacting the Company's results of operations and financial condition. The Company also regularly assesses its compliance with debt covenants, cash flow hedging forecasts as compared to actual transactions, the fair value of pension assets, accounting for incentive and stock compensation accruals, revenue recognition and discount reserve setting as well as the realization of deferred tax assets in light of the COVID-19 pandemic.

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

Cash, Cash Equivalents and Restricted Cash

    Cash and cash equivalents reported in the Consolidated Balance Sheets as of December 31, 2021, 2020 and 2019 and cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019 are as follows (in millions):

	December 31, 2021	December 31, 2020	December 31, 2019
Cash(1)	$833.0	$1,022.0	$412.3
Cash equivalents(2)	49.2	89.7	17.3
Restricted cash(3)	6.9	7.4	3.2
Total	$889.1	$1,119.1	$432.8
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

    Sales of grain storage and protein production systems both in the United States and in other countries generally are payable within 30 days of shipment. In certain countries, sales of such systems for which the Company is responsible for construction or installation may be contingent upon customer acceptance. Payment terms vary by market and product, with fixed payment schedules on all sales. When the Company is responsible for installation services, fixed payment schedules may include upfront deposits, progress payments and final payment upon customer acceptance.

    The following summarizes by geographic region, as a percentage of the Company’s consolidated net sales, amounts with maximum interest-free periods as presented below (in millions):

Year Ended December 31, 2021	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
0 to 6 months	$1,909.7	$1,307.7	$6,217.6	$949.7	$10,384.7	93.2%
7 to 12 months	739.7	—	4.1	—	743.8	6.7%
13 to 24 months	9.8	—	—	—	9.8	0.1%
	$2,659.2	$1,307.7	$6,221.7	$949.7	$11,138.3	100.0%

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Accounts and notes receivable are shown net of allowances for sales incentive discounts available to dealers and for doubtful accounts. Cash flows related to the collection of receivables are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows. Accounts and notes receivable allowances at December 31, 2021 and 2020 were as follows (in millions):

	2021	2020
Sales incentive discounts	$8.0	$12.9
Doubtful accounts	32.6	36.4
	$40.6	$49.3

    The Company accounts for its provision for doubtful accounts in accordance with Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”).

    In the United States and Canada, sales incentives can be paid through future cash settlements of receivables and through credit memos to Company’s dealers or through reductions in retail financing rates paid to the Company’s finance joint ventures. Outside of the United States and Canada, sales incentives can be paid through cash or credit memos to the Company’s dealers or through reductions in retail financing rates paid to the Company’s finance joint ventures. The Company transfers certain accounts receivable under its accounts receivable sales agreements with its finance joint ventures and other financial institutions (see Note 4). The Company records such transfers as sales of accounts receivable when it is considered to have surrendered control of such receivables under the provisions of ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” Cash payments made to the Company’s finance joint ventures for sales incentive discounts provided to dealers related to outstanding accounts receivables sold are recorded within “Accrued expenses.”

Inventories

    Inventories are valued at the lower of cost or net realizable value, using the first-in, first-out method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At December 31, 2021 and 2020, the Company had recorded $202.6 million and $209.2 million, respectively, as an adjustment for surplus and obsolete inventories. These adjustments are reflected within “Inventories, net” within the Company’s Consolidated Balance Sheets.

    Inventories, net at December 31, 2021 and 2020 were as follows (in millions):

	2021	2020
Finished goods	$718.2	$641.3
Repair and replacement parts	697.8	652.3
Work in process	282.8	175.1
Raw materials	894.9	505.7
Inventories, net	$2,593.7	$1,974.4

    Cash flows related to the sale of inventories are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows.

    Recoverable Indirect Taxes

    The Company’s Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from the Company’s sales in the Brazilian market. The Company regularly assesses the recoverability of these tax credits, and establishes reserves when necessary against them, through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from the Company’s ongoing operations. The Company believes that these tax credits, net of established reserves, are realizable. The Company had recorded approximately $114.4 million and $91.2 million, respectively, of VAT tax credits, net of reserves, as of December 31, 2021 and 2020.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Property, Plant and Equipment

    Property, plant and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of two to 40 years for buildings and improvements, three to 15 years for machinery and equipment and three to ten years for furniture and fixtures. Expenditures for maintenance and repairs are primarily charged to expense as incurred.

    Property, plant and equipment, net at December 31, 2021 and 2020 consisted of the following (in millions):

	2021	2020
Land	$141.0	$147.2
Buildings and improvements	875.9	899.7
Machinery and equipment	2,702.3	2,772.0
Furniture and fixtures	171.1	168.0
Gross property, plant and equipment	3,890.3	3,986.9
Accumulated depreciation and amortization	(2,425.5)	(2,478.4)
Property, plant and equipment, net	$1,464.8	$1,508.5

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

    The results of our goodwill and long-lived assets impairment analyses conducted as of October 1, 2021 indicated that no indicators of impairment existed and no reduction in the carrying amount of goodwill and long-lived assets was required.

    The COVID-19 pandemic has adversely impacted the global economy as a whole since its inception. Based on macroeconomic conditions throughout 2020, the Company assessed its goodwill and other intangible assets for indications of impairment, and as of June 30, 2020, the Company concluded there were indicators of impairment during the three months ended June 30, 2020 related to one of its smaller reporting units, which was a 50%-owned tillage and seeding equipment joint venture. As a result, the entire goodwill balance of this reporting unit was impaired, and during the three months ended June 30,

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2020, the Company recorded a non-cash impairment charge of approximately $20.0 million as “Impairment charges” within the Company’s Consolidated Statements of Operations, with an offsetting benefit of approximately $10.0 million included within “Net (income) loss attributable to noncontrolling interests.” During the three months ended June 30, 2021, the Company sold its 50% interest in the joint venture.

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

    Changes in the carrying amount of goodwill during the years ended December 31, 2021, 2020 and 2019 are summarized as follows (in millions):

	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
Balance as of December 31, 2018	$611.1	$116.7	$649.6	$118.1	$1,495.5
Impairment charge	—	—	(173.6)	—	(173.6)
Sale of a joint venture	(5.1)	—	—	—	(5.1)
Foreign currency translation	—	(4.5)	(12.7)	(1.3)	(18.5)
Balance as of December 31, 2019	606.0	112.2	463.3	116.8	1,298.3
Acquisition	7.2	—	—	—	7.2
Impairment charge	(20.0)	—	—	—	(20.0)
Foreign currency translation	0.2	(24.7)	38.0	7.5	21.0
Balance as of December 31, 2020	593.4	87.5	501.3	124.3	1,306.5
Acquisitions	16.2	—	0.6	—	16.8
Foreign currency translation	—	(5.8)	(32.4)	(4.3)	(42.5)
Balance as of December 31, 2021	$609.6	$81.7	$469.5	$120.0	$1,280.8

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The Company amortizes certain acquired identifiable intangible assets primarily on a straight-line basis over their estimated useful lives, which range from five to 50 years. The acquired intangible assets have a weighted average useful life as follows:

Intangible Assets	Weighted-Average Useful Life
Patents and technology	11 years
Customer relationships	13 years
Trademarks and trade names	20 years
Land use rights	45 years

    For the years ended December 31, 2021, 2020 and 2019, acquired intangible asset amortization was $60.9 million, $59.5 million and $61.1 million, respectively. The Company estimates amortization of existing intangible assets will be $57.5 million in 2022, $53.8 million in 2023, $52.5 million in 2024, $48.4 million in 2025, and $19.7 million in 2026.

    The Company has previously determined that two of its trademarks have an indefinite useful life. The Massey Ferguson trademark has been in existence since 1952 and was formed from the merger of Massey-Harris (established in the 1890’s) and Ferguson (established in the 1930’s). The Massey Ferguson brand is currently sold in approximately 110 countries worldwide, making it one of the most widely sold tractor brands in the world. The Company also has identified the Valtra trademark as an indefinite-lived asset. The Valtra trademark has been in existence since the late 1990’s, but is a derivative of the Valmet trademark which has been in existence since 1951. The Valmet name transitioned to the Valtra name over a period of time in the marketplace. The Valtra brand is currently sold in approximately 60 countries around the world. Both the Massey Ferguson brand and the Valtra brand are primary product lines of the Company’s business, and the Company plans to use these trademarks for an indefinite period of time. The Company plans to continue to make investments in product development to enhance the value of these brands into the future. There are no legal, regulatory, contractual, competitive, economic or other factors that the Company is aware of or that the Company believes would limit the useful lives of the trademarks. The Massey Ferguson and Valtra trademark registrations can be renewed at a nominal cost in the countries in which the Company operates.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Changes in the carrying amount of acquired intangible assets during 2021 and 2020 are summarized as follows (in millions):

	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2019	$199.3	$579.0	$151.1	$8.5	$937.9
Foreign currency translation	6.7	6.4	6.9	0.6	20.6
Balance as of December 31, 2020	206.0	585.4	158.0	9.1	958.5
Acquisitions	0.7	3.2	6.1	—	10.0
Sale of business	(1.3)	(4.4)	(17.1)	—	(22.8)
Foreign currency translation	(5.5)	(10.8)	(6.3)	0.2	(22.4)
Balance as of December 31, 2021	$199.9	$573.4	$140.7	$9.3	$923.3

Accumulated Amortization	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Land Use Rights	Total
Balance as of December 31, 2019	$83.3	$347.4	$88.7	$3.1	$522.5
Amortization expense	10.1	39.9	9.4	0.1	59.5
Foreign currency translation	2.0	3.0	5.1	0.2	10.3
Balance as of December 31, 2020	95.4	390.3	103.2	3.4	592.3
Amortization expense	10.8	37.4	12.5	0.2	60.9
Sale of business	(1.3)	(4.4)	(15.2)	—	(20.9)
Foreign currency translation	(1.7)	(8.0)	(5.0)	0.2	(14.5)
Balance as of December 31, 2021	$103.2	$415.3	$95.5	$3.8	$617.8

Indefinite-Lived Intangible Assets	Trademarks and Trade Names
Balance as of December 31, 2019	$86.3
Foreign currency translation	3.1
Balance as of December 31, 2020	89.4
Foreign currency translation	(2.7)
Balance as of December 31, 2021	$86.7
    During the year ended December 31, 2021, the Company acquired approximately $16.3 million of functional intellectual property licenses associated with various component technology related to the Company’s products. The Company is amortizing these licenses over a period of five years, and recorded amortization expense of approximately $0.2 million during 2021, resulting in a remaining unamortized amount of approximately $16.1 million as of December 31, 2021, reflected within “Other assets” in the Company's Consolidated Balance Sheets.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accrued Expenses

    Accrued expenses at December 31, 2021 and 2020 consisted of the following (in millions):

	2021	2020
Reserve for volume discounts and sales incentives	$602.3	$582.9
Warranty reserves	492.7	431.6
Accrued employee compensation and benefits	322.3	329.2
Accrued taxes	282.5	249.6
Other	362.4	323.4
Balance at the end of the year	$2,062.2	$1,916.7

Warranty Reserves

    The warranty reserve activity for the years ended December 31, 2021, 2020 and 2019 consisted of the following (in millions):

	2021	2020	2019
Balance at beginning of the year	$521.8	$392.8	$360.9
Acquisitions	—	0.2	—
Accruals for warranties issued during the year	344.9	310.2	234.1
Settlements made (in cash or in kind) during the year	(241.8)	(204.3)	(198.7)
Foreign currency translation	(32.4)	22.9	(3.5)
Balance at the end of the year	$592.5	$521.8	$392.8

    The Company’s agricultural equipment products generally are under warranty against defects in materials and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $99.8 million and $90.2 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

    Extended Warranty Contracts. The Company sells separately priced extended warranty contracts and maintenance contracts, which extends coverage beyond the base warranty period, or covers maintenance over a specified period. Revenue is recognized for the extended warranty contract on a straight-line basis, which the Company believes approximates the costs expected to be incurred in satisfying the obligations, over the extended warranty period. The extended warranty period ranges from one to five years. Payment is received or revenue is deferred for free contracts at the inception of the extended warranty contract or maintenance contract, which is recognized as a contract liability for the amount in excess of the revenue recognized. The revenue associated with the sale of extended warranty contracts is not significant.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Precision Technology Services Revenue. The Company sells a combination of precision technology products and services. When the bundled package of technology products and services is sold, the portion of the consideration received related to the services component is recognized over time as the Company satisfies the future performance obligation. Revenue is recognized for the hardware component when control is transferred to the dealer or distributor. Payment is received or revenue is deferred for free subscriptions at inception of the precision technology subscription period, which is recognized as a contract liability for the amount in excess of the revenue recognized. The revenue associated with the sale of precision technology services is not significant. The costs of the software directly associated with the installation and functionality of precision technology products and services, including amortization and hosting costs, are reflected within "Cost of goods sold" and "Engineering expenses" within the Company's Consolidated Statements of Operations.

    See Note 16 for additional information regarding the Company’s sources of revenue and associated contract liabilities and performance obligations.

Stock Incentive Plans

    Stock compensation expense was recorded as follows (in millions). Refer to Note 10 for additional information regarding the Company’s stock incentive plans during 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
Cost of goods sold	$1.0	$1.1	$1.7
Selling, general and administrative expenses	26.6	36.8	40.0
Total stock compensation expense	$27.6	$37.9	$41.7

Research and Development Expenses

    Research and development expenses are expensed as incurred and are included in “Engineering expenses” in the Company’s Consolidated Statements of Operations.

Advertising Costs

    The Company expenses all advertising costs as incurred. Cooperative advertising costs normally are expensed at the time the revenue is earned. Advertising expenses for the years ended December 31, 2021, 2020 and 2019 totaled approximately $54.2 million, $45.3 million and $42.3 million, respectively.

Shipping and Handling Expenses

    All shipping and handling fees charged to customers are included as a component of net sales, and are associated with freight activities after the customer has obtained control. Shipping and handling costs are accounted for as fulfillment costs and are expensed and accrued at the time revenue is recognized within “Cost of goods sold,” with the exception of certain handling costs included in “Selling, general and administrative expenses” in the amount of $43.6 million, $38.0 million and $38.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Interest Expense, Net

    Interest expense, net for the years ended December 31, 2021, 2020 and 2019 consisted of the following (in millions):

	2021	2020	2019
Interest expense	$25.4	$24.9	$28.8
Interest income	(18.7)	(9.9)	(8.9)
	$6.7	$15.0	$19.9

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

    A reconciliation of net income attributable to AGCO Corporation and subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share during the years ended December 31, 2021, 2020 and 2019 is as follows (in millions, except per share data):

	2021	2020	2019
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$897.0	$427.1	$125.2
Weighted average number of common shares outstanding	75.2	75.0	76.2
Basic net income per share attributable to AGCO Corporation and subsidiaries	$11.93	$5.69	$1.64
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$897.0	$427.1	$125.2
Weighted average number of common shares outstanding	75.2	75.0	76.2
Dilutive SSARs, performance share awards and restricted stock units	0.5	0.6	0.8
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	75.7	75.6	77.0
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$11.85	$5.65	$1.63

    There were no SSARs outstanding for the year ended December 31, 2021 that had an antidilutive impact. SSARs to purchase approximately 0.3 million shares and 0.2 million shares of the Company’s common stock for the years ended December 31, 2020 and 2019, respectively, were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Comprehensive Income (Loss)

    The Company reports comprehensive income (loss), defined as the total of net income (loss) and all other non-owner changes in equity, and the components thereof in its Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Comprehensive Income. The components of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2021, 2020 and 2019 are as follows (in millions):

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2021			2021
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$110.1	$(27.2)	$82.9	$—
Net gain on derivatives	2.5	(0.4)	2.1	—
Foreign currency translation adjustments	(45.1)	—	(45.1)	(0.4)
Total components of other comprehensive income	$67.5	$(27.6)	$39.9	$(0.4)

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2020			2020
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$(19.3)	$2.4	$(16.9)	$—
Net loss on derivatives	(1.5)	0.3	(1.2)	—
Foreign currency translation adjustments	(197.5)	—	(197.5)	(4.3)
Total components of other comprehensive loss	$(218.3)	$2.7	$(215.6)	$(4.3)

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2019			2019
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$(13.4)	$(0.6)	$(14.0)	$—
Net loss on derivatives	(3.1)	0.4	(2.7)	—
Foreign currency translation adjustments	(23.1)	—	(23.1)	2.5
Total components of other comprehensive loss	$(39.6)	$(0.2)	$(39.8)	$2.5

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Recent Accounting Pronouncements

    In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848).” The amendments in this update provide optional expedients and exceptions for applying Generally Accepted Accounting Principles (“GAAP”) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In January 2021, the FASB issued ASU 2021-01, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in these updates are effective for all entities as of March 12, 2020 through December 31, 2022. The Company has adopted this guidance and the adoption did not have a material impact on the Company's results of operations, financial condition and cash flows.

    The Company adopted the following pronouncements, none of which had a material impact to the Company’s results of operations, financial condition and cash flows.
•ASU 2019-12 – “Simplifying the Accounting for Income Taxes” was adopted as of January 1, 2021.
•ASU 2020-01 – “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)” was adopted as of January 1, 2021.
•ASU 2020-08 – “Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs” was adopted as of January 1, 2021.

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

    In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance,” which improves the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity's financial statements. This guidance will be effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the Company's results of operations, financial condition and cash flows.

    Additionally, the Company will adopt the following pronouncement, which is not expected to have a material impact the Company's results of operations, financial condition and cash flows.
•ASU 2021-08 – “Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.    Acquisitions

    On January 01, 2022 the Company acquired Appareo Systems, LLC (“Appareo”) for approximately $61.4 million, net of cash acquired of approximately $0.5 million, as well as indebtedness payable to the Company's former 50% joint venture with Appareo of approximately $0.9 million. Appareo is headquartered in Fargo, North Dakota and specializes in the research, development, design, and manufacture of tangible technology focused on communication, monitoring, sensing, tracking and controlling devices and systems used in the agricultural and aviation industries as well as other off-road businesses. The Company is in the process of determining the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed.

    On December 01, 2021, the Company acquired Creatives Sites Media, Inc. (“CSM”) for approximately $5.7 million. CSM is headquartered in Bloomington, Illinois and creates and designs customized mobile-enabled technology applications and websites. The acquired net assets were insignificant. The Company recorded approximately $5.7 million of goodwill associated with the acquisition. The associated goodwill has been included in the Company’s North American geographical reportable segment.

    On September 10, 2021, the Company acquired Farm Robotics and Automation S.L. (“Faromatics”) for approximately €4.6 million (or approximately $5.5 million) net of approximately €0.1 million (or approximately $0.1 million) of cash and €0.8 million (or approximately $0.9 million) of escrowed cash which could be payable by the Company within 18 months of the acquisition date. Faromatics is headquartered in Barcelona, Spain, and manufactures and sells ChickenBoy®, the world's first ceiling-suspended robot that monitors broiler chickens and helps farmers increase animal welfare and farm productivity. The Company recorded approximately €4.4 million (or approximately $5.2 million) of technology and approximately €1.8 million (or approximately $2.2 million) of goodwill associated with the acquisition. The associated goodwill has been included in the Company’s North American and Europe/Middle East geographical reportable segments.

    On August 13, 2021, the Company acquired Headsight, LLC (“Headsight”) for approximately $16.8 million. Headsight is headquartered in Bremen, Indiana and manufactures header height sensors used in corn and grain harvesting operations. The Company recorded approximately $4.8 million of customer relationship, technology and trademark identifiable intangible assets and approximately $8.9 million of goodwill associated with the acquisition. The associated goodwill has been included in the Company’s North American geographical reportable segment.

    The acquired identifiable intangible assets of Headsight and Faromatics as of the date of their respective acquisitions during 2021 are summarized in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Customer relationships	$3.2	7 years
Technology	6.1	10 - 15 years
Trademarks	0.7	7 years
	$10.0

    The Company allocated the purchase price of the assets acquired and liabilities assumed of the CSM, Faromatics and Headsight acquisitions based on estimates of their fair values of their respective acquisition dates. The acquired net assets related to these acquisitions generally consisted of accounts receivable, inventories, lease right-of-use assets and liabilities, property, plant and equipment, accounts payable and accrued expenses. Proforma financial information related to these acquisitions was not material to the Company's results of operations.

    On September 10, 2020, the Company acquired 151 Research, Inc. for approximately $2.8 million. 151 Research develops intelligent security, remote monitoring and management and enhanced imaging solutions for grain storage operations. The acquired net assets were insignificant. The Company recorded goodwill of approximately $7.2 million associated with the acquisition. In addition, the Company agreed to further contingent consideration related to the acquisition and recorded a liability of approximately $4.4 million to reflect estimated achievement of agreed-upon targets as of the acquisition date. During 2021, the Company paid approximately $0.5 million of contingent consideration and updated the estimated achievement of related agreed-upon targets, resulting in a reversal of approximately $3.3 million of the liability. The remaining $0.8 million of contingent consideration as of December 31, 2021, included approximately $0.2 million of positive foreign currency translation impacts.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.    Restructuring Expenses

    The Company has announced and initiated actions over the course of several years to rationalize employee headcount at various manufacturing facilities and various administrative offices located in Europe, South America, Africa, China and the United States, as well as the rationalization of its grain storage and protein production system operations. These rationalizations were taken to reduce costs in response to fluctuating global market demand. During 2021, the Company recorded severance and related costs associated with these rationalizations in connection with the termination of approximately 150 employees.

    The components of the restructuring expenses are summarized as follows (in millions):

	Employee Severance	Facility Closure Costs	Write-down of Property, Plant and Equipment	Other Related Closure Costs	Loss on Sale of Joint Venture	Total
Balance as of December 31, 2018	$7.1	$—	$—	$—	$—	$7.1
2019 provision	5.6	0.5	1.5	—	2.1	9.7
Less: Non-cash expense	—	—	(1.5)	—	(2.1)	(3.6)
Cash expense	5.6	0.5	—	—	—	6.1
2019 provision reversal	(0.7)	—	—	—	—	(0.7)
2019 cash activity	(6.8)	(0.5)	—	—	—	(7.3)
Foreign currency translation	(0.4)	—	—	—	—	(0.4)
Balance as of December 31, 2019	4.8	—	—	—	—	4.8
2020 provision	11.3	4.5	2.5	1.8	—	20.1
Less: Non-cash expense	—	—	(2.5)	—	—	(2.5)
Cash expense	11.3	4.5	—	1.8	—	17.6
2020 provision reversal	(0.4)	—	—	—	—	(0.4)
2020 cash activity	(4.5)	(0.6)	—	—	—	(5.1)
Foreign currency translation	(0.1)	—	—	—	—	(0.1)
Balance as of December 31, 2020	11.1	3.9	—	1.8	—	16.8
2021 provision	18.4	—	0.2	1.5	—	20.1
Less: Non-cash expense	—	—	(0.2)	—	—	(0.2)
Cash expense	18.4	—	—	1.5	—	19.9
2021 provision reversal	(2.2)	—	—	(0.1)	(2.5)	(4.8)
2021 cash activity	(12.3)	(3.9)	—	(2.9)	2.5	(16.6)
Foreign currency translation	(0.5)	—	—	(0.1)	—	(0.6)
Balance as of December 31, 2021	$14.5	$—	$—	$0.2	$—	$14.7

    During the three months ended December 31, 2019, the Company exited and sold its 50% interest in its USC, LLC joint venture to its joint venture partner for approximately $5.1 million. The operations of the joint venture were part of the Company's grain storage and production system operations, and the decision to sell the joint venture was as a result of the overall rationalization of the business. The Company recorded a loss of approximately $2.1 million associated with the sale, which was reflected within “Restructuring expenses” in the Company’s Consolidated Statements of Operations. As a result of the final payments received from the former joint venture partner related to the sale during 2021 the Company recorded a gain of approximately $2.5 million, also reflected within “Restructuring expenses” in the Company’s Condensed Consolidated Statements of Operations.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.    Accounts Receivable Sales Agreements

    The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. As of December 31, 2021 and 2020, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.3 billion and $1.5 billion, respectively.

    Under the terms of the accounts receivable sales agreements in North America, Europe and Brazil, the Company pays an annual fee related to the servicing of the receivables sold. The Company also pays the respective AGCO Finance entities a subsidized interest payment with respect to the accounts receivable sales agreements, calculated based upon LIBOR plus a margin on any non-interest bearing accounts receivable outstanding and sold under the accounts receivables sales agreements. Following the phase out of LIBOR-denominated rates, the Company expects this funding to be based upon the interest rate charged by Rabobank to its affiliate, and such affiliate then lends to the AGCO Finance entities plus an agreed-upon margin. These fees are reflected within losses on the sales of receivables included within “Other expense, net” in the Company’s Consolidated Statements of Operations. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements and determined that these facilities should be accounted for as off-balance sheet transactions.

    In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. As of December 31, 2021 and 2020, the cash received from these arrangements was approximately $215.4 million and $199.9 million, respectively.

    Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Consolidated Statements of Operations, were approximately $24.5 million, $24.1 million and $42.4 million during 2021, 2020 and 2019, respectively.

    The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of December 31, 2021 and 2020, these finance joint ventures had approximately $82.1 million and $85.2 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

5.    Investments in Affiliates

    Investments in affiliates as of December 31, 2021 and 2020 were as follows (in millions):

	2021	2020
Finance joint ventures	$359.2	$395.3
Manufacturing joint ventures	31.0	31.8
Other affiliates	23.3	15.6
	$413.5	$442.7

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

    The Company’s manufacturing joint ventures consist of Groupement International De Mecanique Agricole SA (“GIMA”) (a joint venture with a third-party manufacturer to purchase, design and manufacture components for agricultural equipment in France) and a joint venture with a third-party manufacturer to manufacture protein production equipment in China. The other joint ventures represent investments in farm equipment manufacturers, an electronic and software system manufacturer, precision agriculture technology providers, distributors and licensees.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The Company’s equity in net earnings of affiliates for the years ended December 31, 2021, 2020 and 2019 were as follows (in millions):

	2021	2020	2019
Finance joint ventures	$64.4	$45.0	$41.5
Manufacturing and other joint ventures	1.2	0.5	1.0
	$65.6	$45.5	$42.5

    Summarized combined financial information of the Company’s finance joint ventures as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 were as follows (in millions):

	As of December 31,
	2021	2020
Total assets	$7,863.6	$8,033.4
Total liabilities	7,130.5	7,226.7
Partners’ equity	733.1	806.7

	For the Years Ended December 31,
	2021	2020	2019
Revenues	$411.1	$402.2	$417.6
Costs	228.1	274.0	299.9
Income before income taxes	$183.0	$128.2	$117.7

    At December 31, 2021 and 2020, the Company’s receivables from affiliates were approximately $55.1 million and $47.5 million, respectively. The receivables from affiliates are reflected within “Accounts and notes receivable, net” within the Company’s Consolidated Balance Sheets.

    The portion of the Company’s retained earnings balance that represents undistributed retained earnings of equity method investees was approximately $365.6 million and $375.5 million as of December 31, 2021 and 2020, respectively. During 2021, the Company received dividends of approximately $84.4 million from certain finance joint ventures. Approximately $22.7 million of these dividends were a return of investment in excess of earnings related to a certain finance joint venture.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    Income Taxes

    The sources of income before income taxes and equity in net earnings of affiliates were as follows for the years ended December 31, 2021, 2020 and 2019 (in millions):

	2021	2020	2019
United States	$46.8	$(73.4)	$(53.1)
Foreign	897.5	635.4	314.2
Income before income taxes and equity in net earnings of affiliates	$944.3	$562.0	$261.1

    The provision for income taxes by location of the taxing jurisdiction for the years ended December 31, 2021, 2020 and 2019 consisted of the following (in millions):

	2021	2020	2019
Current:
United States	$3.4	$4.1	$(4.4)
Foreign	222.9	180.2	170.1
	226.3	184.3	165.7
Deferred:
United States	(70.0)	1.3	1.3
Foreign	(47.9)	2.1	13.8
	(117.9)	3.4	15.1
	$108.4	$187.7	$180.8

    The Company’s income tax provision as of December 31, 2021 includes the benefit of the reversals of approximately $67.8 million and $55.6 million related to valuation allowances previously established against the Company’s net deferred tax assets in the United States and Brazil, respectively. The Company recorded the reversal of a portion of the United States valuation allowance during the three months ended June 30, 2021, and the reversal of a portion of its Brazilian valuation allowance during the three months ended December 31, 2021. Improvements in income in the United States and Brazil during 2020 and 2021, along with updated future projected income levels, supported the reversal of both valuation allowances during those respective periods in 2021. During the three months ended September 30, 2019, the Company recorded a non-cash deferred income tax charge of approximately $53.7 million to establish a valuation allowance against its Brazilian net deferred income tax assets.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    A reconciliation of income taxes computed at the United States federal statutory income tax rate (21% for 2021, 2020, and 2019) to the provision for income taxes reflected in the Company’s Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019 is as follows (in millions):

	2021	2020	2019
Provision for income taxes at United States federal statutory rate	$198.3	$118.0	$54.8
State and local income taxes, net of federal income tax effects	2.2	(3.5)	(2.5)
Taxes on foreign income which differ from the United States statutory rate	16.2	13.9	6.7
Tax effect of permanent differences	(6.4)	13.4	63.9
Change in valuation allowance	(130.8)	16.3	84.6
Change in tax contingency reserves	36.6	37.2	3.2
Research and development tax credits	(7.4)	(9.0)	(7.1)
Impacts related to changes in tax laws	—	—	(21.8)
Other	(0.3)	1.4	(1.0)
	$108.4	$187.7	$180.8

    The significant components of the deferred tax assets and liabilities at December 31, 2021 and 2020 were as follows (in millions):

	2021	2020
Deferred Tax Assets:
Net operating loss carryforwards	$69.5	$62.9
Sales incentive discounts	40.1	50.8
Inventory valuation reserves	33.6	35.9
Pensions and postretirement health care benefits	18.5	55.8
Warranty and other reserves	102.9	126.3
Research and development tax credits	3.8	12.9
Foreign tax credits	9.4	5.9
Other	14.0	10.4
Total gross deferred tax assets	291.8	360.9
Valuation allowance	(47.4)	(181.0)
Total deferred tax assets	244.4	179.9
Deferred Tax Liabilities:
Tax over book depreciation and amortization	159.3	167.5
Investment in affiliates	24.4	33.1
Other	8.3	14.1
Total deferred tax liabilities	192.0	214.7
Net deferred tax assets (liabilities)	$52.4	$(34.8)
Amounts recognized in Consolidated Balance Sheets:
Deferred tax assets - noncurrent	$169.3	$77.6
Deferred tax liabilities - noncurrent	(116.9)	(112.4)
	$52.4	$(34.8)

    As reflected in the preceding table, the Company recorded a net deferred tax asset of $52.4 million as of December 31, 2021 and a net deferred tax liability of $34.8 million as of December 31, 2020, and had a valuation allowance against its gross deferred tax assets of approximately $47.4 million and $181.0 million as of December 31, 2021 and 2020, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The Company maintains a valuation allowance to reserve a portion of its net deferred tax assets in the United States and certain foreign jurisdictions. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets may not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and the current economic climate, as well as available tax planning strategies, and determined that all adjustments to the valuation allowance were appropriate. The Company believes it is more likely than not that it will realize its remaining net deferred tax assets, net of the valuation allowance, in future years.

    The Company had net operating loss carryforwards of $235.6 million as of December 31, 2021, with expiration dates as follows: 2022 - $14.2 million; 2023 - $23.9 million; 2024 and thereafter - $51.0 million and unlimited - $146.5 million. The net operating loss carryforwards of $235.6 million are entirely in tax jurisdictions outside of the United States. The amount of the Company's U.S. state net operating loss carryforwards is not material.

    The Company paid income taxes of $247.3 million, $181.4 million and $144.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

    The Company recognizes income tax benefits from uncertain tax positions only when there is a more than 50% likelihood that the tax positions will be sustained upon examination by the taxing authorities based on the technical merits of the positions. At December 31, 2021 and 2020, the Company had $246.4 million and $227.9 million, respectively, of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. At December 31, 2021 and 2020, the Company had approximately $40.1 million and $57.1 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrued approximately $4.8 million and $7.1 million of interest and penalties related to unrecognized tax benefits in its provision for income taxes during 2021 and 2020, respectively. At December 31, 2021 and 2020, the Company had accrued interest and penalties related to unrecognized tax benefits of $32.7 million and $39.4 million, respectively.

    A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as of and during the years ended December 31, 2021 and 2020 is as follows (in millions):

	2021	2020
Gross unrecognized income tax benefits at the beginning of the year	$227.9	$210.7
Additions for tax positions of the current year	43.0	32.0
Additions for tax positions of prior years	8.4	9.4
Reductions for tax positions of prior years for:
Changes in judgments	3.2	9.1
Settlements during the year	(19.1)	(52.9)
Lapses of applicable statute of limitations	(0.6)	(0.2)
Foreign currency translation and other	(16.4)	19.8
Gross unrecognized income tax benefits at the end of the year	$246.4	$227.9

    The reconciliation of gross unrecognized income tax benefits above for 2021 and 2020 excludes certain indirect favorable effects that relate to other tax jurisdictions of approximately $70.2 million and $64.1 million, respectively. The change in certain indirect favorable effects between 2021 and 2020 includes approximately $9.9 million related to additions and reductions for tax positions of current and prior years, changes in judgments and lapses of statutes of limitations. In addition, the gross unrecognized income tax benefits as of December 31, 2021 exclude certain deposits made in a foreign jurisdiction of approximately $6.7 million associated with an ongoing audit.

    The Company and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of December 31, 2021, a number of income tax examinations in foreign jurisdictions, as well as the United States, were ongoing. It is possible that certain of these ongoing examinations may be resolved within 12 months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized income tax benefits balance may materially change within the next 12 months. In certain foreign jurisdictions, there are either statutory expirations or the Company’s settlement expectations such that approximately

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$40.1 million could be concluded within the next 12 months. Although there are ongoing examinations in various federal and state jurisdictions, the 2017 through 2021 tax years generally remain subject to examination in the United States by applicable authorities. In the Company’s significant foreign jurisdictions, primarily the United Kingdom, France, Germany, Switzerland, Finland and Brazil, the 2016 through 2021 tax years generally remain subject to examination by their respective tax authorities. In Brazil, the Company is contesting disallowed deductions related to amortization of certain goodwill amounts (see Note 12).

7.    Indebtedness

    Long-term debt consisted of the following at December 31, 2021 and 2020 (in millions):

	December 31, 2021	December 31, 2020
Senior term loan due 2022	$—	$184.0
Credit facility, expires 2023	—	277.9
1.002% Senior term loan due 2025	283.7	306.7
Senior term loans due between 2023 and 2028(1)	445.9	806.0
0.800% Senior Notes Due 2028	680.8	—
Other long-term debt	7.7	10.5
Debt issuance costs	(4.8)	(2.5)
	1,413.3	1,582.6

Less: Senior term loans due 2021, net of debt issuance costs	—	(323.6)
Current portion of other long-term debt	(2.1)	(2.3)
Total long-term indebtedness, less current portion	$1,411.2	$1,256.7
____________________________________
(1) Maturity dates are reflected as of December 31, 2021.

    At December 31, 2021, the aggregate scheduled maturities of long-term debt, excluding the current portion of long-term debt, are as follows (in millions):

2023	$281.7
2024	2.3
2025	355.1
2026	59.7
Thereafter	712.4
$1,411.2

    Cash payments for interest were approximately $23.8 million, $23.6 million and $26.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Current Indebtedness

    0.800% Senior Notes Due 2028

    On October 6, 2021, the Company issued €600.0 million (or approximately $680.8 million as of December 31, 2021) of senior notes at an issue price of 99.993%. The notes mature on October 6, 2028, and interest is payable annually, in arrears, at 0.800%. The senior notes contain covenants restricting, among other things, the incurrence of certain secured indebtedness. The senior notes are subject to both optional and mandatory redemption in certain events.

    During October 2021, the Company used the proceeds received from the senior notes to repay its €150.0 million (or approximately $173.4 million as of October 8, 2021) senior term loan due 2022, $370.0 million related to its multi-currency revolving credit facility, and two of its 2016 senior term loans due October 2021 with an aggregate amount outstanding of

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

€192.0 million (or approximately $223.8 million as of October 19, 2021). In August 2021, prior to the issuance of the senior notes, the Company repaid two of its 2018 senior term loans due August 2021 with an aggregate amount of €72.0 million (or approximately $85.5 million as of August 1, 2021).

    Credit Facility

    In October 2018, the Company entered into a multi-currency revolving credit facility of $800.0 million. The maturity date of the credit facility is October 17, 2023. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on the Company’s credit rating. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As mentioned previously, on October 15, 2021, the Company repaid $370.0 million of its multicurrency revolving credit facility as a result of the issuance of our 0.800% senior notes due 2028. As of December 31, 2021 and 2020, the Company had no outstanding borrowings under the revolving credit facility and had the ability to borrow approximately $800.0 million under the facility.

    On April 9, 2020, the Company entered into an amendment to its $800.0 million multi-currency revolving credit facility to include incremental term loans (“2020 term loans”) that allow the Company to borrow an aggregate principal amount of €235.0 million and $267.5 million, respectively (or an aggregate amount of approximately $534.1 million as of December 31, 2021). Amounts can be drawn incrementally at any time prior to maturity, but must be drawn down proportionately. Amounts drawn must be in a minimum principal amount of $100.0 million and integral multiples of $50.0 million in excess thereof. Once amounts have been repaid, those amounts are not permitted to be re-drawn. The maturity date of the 2020 term loans is April 8, 2022. Interest accrues on amounts outstanding under the 2020 term loans, at the Company’s option, at either (1) LIBOR plus a margin based on the Company’s credit rating ranging from 1.125% to 2.125% until April 8, 2021 and ranging from 1.375% to 2.375% thereafter, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin based on the Company’s credit rating ranging from 0.125% to 1.375% until April 8, 2021 and ranging from 0.375% to 1.375% thereafter. The 2020 term loans contain covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. On April 15, 2020, the Company borrowed €117.5 million and $133.8 million of 2020 term loans. The Company simultaneously repaid €100.0 million (or approximately $108.7 million) of its revolving credit facility from the borrowings received. There were no other borrowings on the 2020 term loans subsequent to the initial borrowings in April 2020. On February 16, 2021, the Company repaid the 2020 term loans of €117.5 million and $133.8 million (or an aggregate amount of approximately $276.0 million as of February 16, 2021). As of December 31, 2021, the Company had the ability to borrow approximately €117.5 million and $133.7 million of 2020 term loans (or an aggregate amount of approximately $267.0 million).

    As described above, the Company’s credit facility allows it to select from among various interest rate options. Due to the phase-out of LIBOR, LIBOR-based rates no longer will be available for borrowings denominated in U.S. dollars after December 31, 2022, and for loans denominated in other currencies after December 31, 2021. The rates reflected in the Company’s credit facility were designed to accommodate the discontinuation of LIBOR-based rates, and a shift to the “Secured Overnight Financing Rate” (“SOFR”) or a base rate, and, as such, the Company does not believe that moving to the other rates will have a materially adverse effect on the Company’s results of operations. In addition, the credit facility agreement also provides for an expedited amendment process once a replacement for LIBOR is established, which the Company may elect to utilize to add additional interest-rate alternatives.

    1.002% Senior Term Loan Due 2025

    On January 25, 2019, the Company borrowed €250.0 million (or approximately $283.7 million as of December 31, 2021) from the European Investment Bank. The loan matures on January 24, 2025. The Company is permitted to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears.

    Senior Term Loans Due Between 2023 and 2028

     In October 2016, the Company borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements, and in August 2018, the Company borrowed an additional aggregate amount of €338.0 million through

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

a group of another seven related term loan agreements. Of the 2016 term loans, an aggregate amount of €56.0 million (or approximately $61.1 million) was repaid upon maturity of two term loan agreements in October 2019. Additionally, as mentioned previously, the Company repaid €192.0 million (or approximately $223.8 million as of October 19, 2021) upon maturity of two of its 2016 senior term loans in October 2021. In August 2021, prior to the issuance of the senior notes due 2028, the Company repaid two of its 2018 senior term loans upon maturity with an aggregate amount of €72.0 million (or approximately $85.5 million as of August 1, 2021). On February 1, 2022, the Company repaid €72.5 million (or approximately $81.7 million) of one of its 2018 senior term loans due August 2023 with existing cash on hand.

    In aggregate, the Company had indebtedness of €393.0 million (or approximately $445.9 million as of December 31, 2021) through a group of eight remaining related term loan agreements. As of February 1, 2022, as a result of a further repayment discussed previously, the Company had indebtedness of €320.5 million (or approximately $361.0 million) through a group of seven remaining related term loan agreements. The provisions of the term loan agreements are substantially identical, with the exception of interest rate terms and maturities. As of December 31, 2021, for the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 0.90% to 2.26% and maturity dates between August 2023 and August 2028. For the term loans with a floating interest rate, interest is payable in arrears on a semi-annual basis, with interest rates based on the EURIBOR plus a margin ranging from 0.90% to 1.25% and maturity dates between August 2023 and August 2025. The term loans contain covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and are subject to acceleration in the event of default.

Former Indebtedness

Senior Term Loan Due 2022

    In October 2018, the Company entered in a term loan agreement with Rabobank in the amount of €150.0 million. The Company was permitted to prepay the term loan before its maturity date of October 28, 2022. Interest was payable on the term loan quarterly in arrears at an annual rate, equal to the EURIBOR plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating. The Company had to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As mentioned previously, during October 2021, the Company repaid its senior term loan of €150.0 million (or approximately $173.4 million as of October 8, 2021) with the proceeds from its 0.800% senior notes due 2028.

Short-Term Borrowings

    As of December 31, 2021 and 2020, the Company had short-term borrowings due within one year of approximately $90.8 million and $33.8 million, respectively.

Standby Letters of Credit and Similar Instruments

    The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2021 and 2020, outstanding letters of credit totaled $14.6 million and $14.4 million, respectively.

8.    Employee Benefit Plans

    The Company sponsors defined benefit pension plans covering certain employees, principally in the United Kingdom, the United States, Germany, Switzerland, Finland, France, Norway and Argentina. The Company also provides certain postretirement health care and life insurance benefits for certain employees, principally in the United States and Brazil.

    The Company also maintains an Executive Nonqualified Pension Plan (“ENPP”) that provides certain senior executives with retirement income for a period of 15 years or up to a lifetime annuity, if certain requirements are met. Benefits under the ENPP vest if the participant has attained age 50 and has at least ten years of service (including five years as a participant in the ENPP), but are not payable until the participant reaches age 65. The lifetime annuity benefit generally is available only to vested participants who retire on or after reaching age 65 and was eliminated during 2021 for participants reaching age 65 subsequent to December 31, 2022. The ENPP is an unfunded, nonqualified defined benefit pension plan.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Net annual pension costs for the years ended December 31, 2021, 2020 and 2019 for the Company’s defined benefit pension plans and ENPP are set forth below (in millions):

Pension benefits	2021	2020	2019
Service cost	$15.0	$16.2	$15.5
Interest cost	12.6	16.5	20.7
Expected return on plan assets	(31.3)	(28.4)	(28.1)
Amortization of net actuarial losses	16.5	15.5	14.3
Amortization of prior service cost	0.7	2.1	1.6
Net loss recognized due to settlement	0.1	0.2	0.5
Curtailment gain (1)	(1.2)	—	—
Net annual pension cost	$12.4	$22.1	$24.5
___________________________________
(1)    During 2021, the Company amended its Executive Nonqualified Pension Plan (“ENPP”) to freeze the plan as of December 31, 2024 to future salary benefit accruals, and to eliminate a lifetime annuity feature for participants reaching age 65 subsequent to December 31, 2022. This amendment resulted in a curtailment gain as well as a net prior service credit.

    The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense, net” in the Company’s Consolidated Statements of Operations.

    The weighted average assumptions used to determine the net annual pension costs for the Company’s defined benefit pension plans and ENPP for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
All plans:
Weighted average discount rate	1.5%	2.0%	2.8%
Weighted average expected long-term rate of return on plan assets	3.9%	4.1%	4.6%
Rate of increase in future compensation	1.5%-5.0%	1.8%-5.0%	1.8%-5.0%
U.S.-based plans:
Weighted average discount rate	2.75%	3.45%	4.35%
Weighted average expected long-term rate of return on plan assets(1)	5.0%	5.0%	5.5%
Rate of increase in future compensation(2)	5.0%	5.0%	5.0%
___________________________________
(1)    Applicable for U.S. funded, qualified plans.
(2)    Applicable for U.S. unfunded, nonqualified plan.

    For the Company’s Swiss cash balance plan, the interest crediting rate of 1.0% for both 2021 and 2020 was set equal to the current annual minimum rate set by the government for the mandatory portion of the account balance. Above mandatory amounts have an interest crediting rate of 0.25% for 2021 and 0.0% for 2020.

    Net annual postretirement benefit costs, and the weighted average discount rate used to determine them, for the years ended December 31, 2021, 2020 and 2019 are set forth below (in millions, except percentages):

Postretirement benefits	2021	2020	2019
Service cost	$0.1	$0.1	$0.1
Interest cost	0.9	1.2	1.3
Amortization of net actuarial losses	0.1	0.1	—
Amortization of prior service cost	0.1	0.1	0.1
Net annual postretirement benefit cost	$1.2	$1.5	$1.5
Weighted average discount rate	3.8%	4.5%	5.2%

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following tables set forth reconciliations of the changes in benefit obligation, plan assets and funded status as of December 31, 2021 and 2020 (in millions):

	Pension and ENPP Benefits		Postretirement Benefits
Change in benefit obligation	2021	2020	2021	2020
Benefit obligation at beginning of year	$1,033.7	$917.3	$26.4	$29.4
Service cost	15.0	16.2	0.1	0.1
Interest cost	12.6	16.5	0.9	1.2
Plan participants’ contributions	1.4	1.3	—	—
Actuarial losses (gains)	(70.7)	86.8	(3.7)	(1.1)
Amendments	(13.6)	(0.3)	0.4	—
Curtailment	(9.7)	—	—	—
Settlements	(0.2)	(0.3)	—	—
Benefits paid	(47.2)	(44.6)	(1.3)	(1.5)
Foreign currency exchange rate changes	(16.5)	40.8	(0.2)	(1.7)
Benefit obligation at end of year	$904.8	$1,033.7	$22.6	$26.4

	Pension and ENPP Benefits		Postretirement Benefits
Change in plan assets	2021	2020	2021	2020
Fair value of plan assets at beginning of year	$808.6	$711.0	$—	$—
Actual return on plan assets	27.7	76.6	—	—
Employer contributions	36.0	32.4	1.3	1.5
Plan participants’ contributions	1.4	1.3	—	—
Benefits paid	(47.2)	(44.6)	(1.3)	(1.5)
Settlements	(0.2)	(0.3)	—	—
Foreign currency exchange rate changes	(10.7)	32.2	—	—
Fair value of plan assets at end of year	$815.6	$808.6	$—	$—
Funded status	$(89.2)	$(225.1)	$(22.6)	$(26.4)
Unrecognized net actuarial losses (gains)	291.7	385.1	(1.1)	2.6
Unrecognized prior service cost	7.1	20.1	3.2	2.9
Accumulated other comprehensive loss	(298.8)	(405.2)	(2.1)	(5.5)
Net amount recognized	$(89.2)	$(225.1)	$(22.6)	$(26.4)

Amounts recognized in Consolidated Balance Sheets:
Other long-term asset	$109.4	$13.2	$—	$—
Other current liabilities	(7.1)	(6.7)	(1.5)	(1.4)
Accrued expenses	(3.6)	(3.2)	—	—
Pensions and postretirement health care benefits (noncurrent)	(187.9)	(228.4)	(21.1)	(25.0)
Net amount recognized	$(89.2)	$(225.1)	$(22.6)	$(26.4)

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s ENPP and defined pension and postretirement benefit plans during the years ended December 31, 2021 and 2020 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2019	$(393.2)	$(96.8)	$(296.4)
Prior service credit arising during the year	0.3	—	0.3
Net loss recognized due to settlement	0.3	—	0.3
Net actuarial loss arising during the year	(37.8)	(5.1)	(32.7)
Amortization of prior service cost	2.2	0.1	2.1
Amortization of net actuarial losses	15.7	2.6	13.1
Accumulated other comprehensive loss as of December 31, 2020	$(412.5)	$(99.2)	$(313.3)
Prior service credit arising during the year	13.1	3.1	10.0
Net loss recognized due to settlement	0.1	—	0.1
Net loss recognized due to curtailment	8.5	2.2	6.3
Net actuarial gain arising during the year	71.0	17.4	53.6
Amortization of prior service cost	0.8	0.2	0.6
Amortization of net actuarial losses	16.6	4.3	12.3
Accumulated other comprehensive loss as of December 31, 2021	$(302.4)	$(72.0)	$(230.4)

    The unrecognized net actuarial losses included in accumulated other comprehensive loss related to the Company’s defined benefit pension plans and ENPP as of December 31, 2021 and 2020 are set forth below (in millions):

	2021	2020
Unrecognized net actuarial losses	$291.7	$385.1

    The decrease in unrecognized net actuarial losses between years primarily resulted from higher discount rates at December 31, 2021 compared to December 31, 2020, as well as a result of the amendment to the Company's ENPP as previously discussed. The unrecognized net actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. For some of the Company’s defined benefit pension plans, these losses, to the extent they exceed 10% of the greater of the plan’s liabilities or the fair value of assets (“the gain/loss corridor”), will be amortized on a straight-line basis over the periods discussed as follows. For the Company’s U.S. salaried, U.S. hourly and U.K. defined benefit pension plans, the population covered is predominantly inactive participants, and losses related to those plans, to the extent they exceed the gain/loss corridor, will be amortized over the average remaining lives of those participants while covered by the respective plan. For the Company’s ENPP, the population is predominantly active participants, and losses related to the plan will be amortized over the average future working lifetime of the active participants expected to receive benefits. As of December 31, 2021, the average amortization periods were as follows:

	ENPP	U.S. Plans	U.K. Plan
Average amortization period of losses related to defined benefit pension plans	7 years	14 years	19 years

    The following table summarizes the unrecognized prior service cost related to the Company’s defined benefit pension plans as of December 31, 2021 and 2020 (in millions):

	2021	2020
Unrecognized prior service cost	$7.1	$20.1

    The decrease in the unrecognized prior service cost between years is due primarily to the amortization of unrecognized prior service cost related to prior plan amendments. The decrease also reflects the 2021 plan amendment to the Company's

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ENPP, as previously discussed. The amortization of unrecognized prior service cost during 2020 also included the initial amortization impacts of an amendment to the Company’s ENPP during 2019.

    The following table summarizes the unrecognized net actuarial (gains) losses included in the Company’s accumulated other comprehensive loss related to the Company’s U.S. and Brazilian postretirement health care benefit plans as of December 31, 2021 and 2020 (in millions):

	2021	2020
Unrecognized net actuarial (gains) losses(1)	$(1.1)	$2.6
___________________________________
(1) Includes a gain of approximately $0.2 million and a loss of $1.0 million, respectively, related to the Company’s U.S. postretirement benefit plans.

    The unrecognized net actuarial gains related to the Company’s U.S. and Brazilian postretirement benefit plans was primarily due to liability gain due to the experience of the plans and assumption changes as of December 31, 2021 as compared to December 31, 2020. The unrecognized net actuarial gains or losses will be impacted in future periods by discount rate changes, actual demographic experience, actual health care inflation and certain other factors. These gains or losses, to the extent they exceed the gain/loss corridor, will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits, or the average remaining lives of inactive participants, covered under the postretirement benefit plans. As of December 31, 2021, the average amortization period was 10 years for the Company’s U.S. postretirement benefit plans.

    As of December 31, 2021 and 2020, the net prior service cost related to the Company’s Brazilian postretirement health care benefit plans was as follows (in millions):

	2021	2020
Net prior service cost	$3.2	$2.9

    The following table summarizes the fair value of plan assets, aggregate projected benefit obligation and accumulated benefit obligation as of December 31, 2021 and 2020 for defined benefit pension plans, ENPP and other postretirement plans with accumulated benefit obligations in excess of plan assets (in millions):

	2021	2020
All plans:
Fair value of plan assets	$43.4	$41.6
Projected benefit obligation	264.1	306.2
Accumulated benefit obligation	246.6	269.4
U.S.-based plans and ENPP:
Fair value of plan assets	$4.9	$5.1
Projected benefit obligation	130.9	157.4
Accumulated benefit obligation	125.4	135.4

    The amounts for 2021 and 2020 disclosed above do not include the fair value of plan assets, the projected benefit obligation or the accumulated benefit obligation related to the Company’s U.K. plan. The Company’s U.K. plan’s fair value of plan assets was in excess of the plan’s accumulated benefit obligation as of December 31, 2021 and 2020.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The Company’s accumulated comprehensive loss as of December 31, 2021 and 2020 reflects a reduction in equity related to the following items (in millions):

	2021	2020
All plans:(1)
Reduction in equity, net of taxes of $72.0 and $98.6 at December 31, 2021 and 2020, respectively	$300.9	$410.8
GIMA joint venture:(2)
Reduction in equity, net of taxes of $0.5 and $0.6 at December 31, 2021 and 2020, respectively	1.5	1.7
______________________________________
(1)    Primarily related to the Company’s U.K. pension plan.
(2)    These amounts represented 50% of GIMA’s unrecognized net actuarial losses and unrecognized prior service cost associated with its pension plan. In addition, GIMA recognized a net actuarial loss due to settlements of approximately $0.1 million in 2020.

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

    The weighted average assumptions used to determine the benefit obligation for the Company’s defined benefit pension plans and ENPP as of December 31, 2021 and 2020 are as follows:

	2021	2020
All plans:
Weighted average discount rate	1.9%	1.5%
Rate of increase in future compensation	1.50%-5.0%	1.50%-5.0%
U.S.-based plans:
Weighted average discount rate	3.05%	2.75%
Rate of increase in future compensation(1)	4.25%	5.0%
____________________________________
(1)    Applicable for U.S. unfunded, nonqualified plan.

    The weighted average discount rate used to determine the benefit obligation for the Company’s postretirement benefit plans for the years ended December 31, 2021 and 2020 was 4.1% and 3.8%, respectively.

    For the years ended December 31, 2021, 2020 and 2019, the Company used a globally consistent methodology to set the discount rate in the countries where its largest benefit obligations exist. In the United States, the United Kingdom and the Euro Zone, the Company constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of the Company’s benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the portfolio is constructed is consistent. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, in which high-quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy the Company’s U.S. pension plans’ projected benefit payments. In the United Kingdom and the Euro Zone, the discount rate is derived using a “yield curve approach,” in which an individual spot rate, or zero coupon bond yield, for each future annual period is developed to discount each future benefit payment and, thereby, determine the present value of all future payments. The Company uses a spot yield curve to determine the discount rate applicable in the United Kingdom to measure the U.K. pension plan’s service cost and interest cost. Under the settlement and yield curve approaches, the discount rate is set to equal the single discount rate that produces the same present value of all future payments.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    For measuring the expected U.S. postretirement benefit obligation at December 31, 2021, the Company assumed a 6.8% health care cost trend rate for 2022 decreasing to 5.0% by 2029. For measuring the expected U.S. postretirement benefit obligation at December 31, 2020, the Company assumed a 7.0% health care cost trend rate for 2021 decreasing to 5.0% by 2029. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2021, the Company assumed a 9.96% health care cost trend rate for 2022, decreasing to 4.28% by 2033. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2020, the Company assumed a 9.96% health care cost trend rate for 2021, decreasing to 4.28% by 2032.

    The Company currently estimates its minimum contributions and benefit payments to its U.S.-based underfunded defined benefit pension plans and unfunded ENPP for 2022 will aggregate approximately $5.0 million. The Company currently estimates its minimum contributions for underfunded plans and benefit payments for unfunded plans for 2022 to its non-U.S.-based defined benefit pension plans will aggregate approximately $31.3 million, of which approximately $21.1 million relates to its U.K. pension plan. The Company currently estimates its benefit payments for 2022 to its U.S.-based postretirement health care and life insurance benefit plans will aggregate approximately $1.5 million and its benefit payments for 2022 to its Brazilian postretirement health care benefit plans will aggregate less than $0.1 million.

    During 2021, approximately $47.4 million of benefit payments were made related to the Company’s defined benefit pension plans and ENPP. At December 31, 2021, the aggregate expected benefit payments for the Company’s defined benefit pension plans and ENPP are as follows (in millions):

2022	$53.2
2023	51.6
2024	51.8
2025	52.2
2026	52.5
2027 through 2031	279.1
$540.4

    During 2021, approximately $1.3 million of benefit payments were made related to the Company’s U.S. and Brazilian postretirement benefit plans. At December 31, 2021, the aggregate expected benefit payments for the Company’s U.S. and Brazilian postretirement benefit plans are as follows (in millions):

2022	$1.5
2023	1.6
2024	1.6
2025	1.6
2026	1.6
2027 through 2031	7.5
$15.4

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investment Strategy and Concentration of Risk

    The weighted average asset allocation of the Company’s U.S. pension benefit plans as of December 31, 2021 and 2020 are as follows:

Asset Category	2021	2020
Equity securities	14%	36%
Fixed income securities	75%	57%
Other investments	11%	7%
Total	100%	100%

    The weighted average asset allocation of the Company’s non-U.S. pension benefit plans as of December 31, 2021 and 2020 are as follows:

Asset Category	2021	2020
Equity securities	14%	41%
Fixed income securities	80%	53%
Other investments	6%	6%
Total	100%	100%

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The fair value of the Company’s pension assets as of December 31, 2021 is as follows (in millions):

	Total	Level 1	Level 2	Level 3
Equity securities:
Global equities	$102.5	$18.2	$84.3	$—
U.S. large cap equities	5.6	5.6	—	—
Total equity securities	108.1	23.8	84.3	—
Fixed income:
Aggregate fixed income	615.9	615.9	—	—
Total fixed income share(1)	615.9	615.9	—	—
Alternative investments:
Private equity fund	3.5	—	—	3.5
Hedge funds measured at net asset value(4)	41.7	—	—	—
Total alternative investments(2)	45.2	—	—	3.5
Miscellaneous funds(3)	40.2	—	—	40.2
Cash and equivalents measured at net asset value(4)	6.2	—	—	—
Total assets	$815.6	$639.7	$84.3	$43.7
______________________________________
(1)    50% of "fixed income" securities are in government treasuries; 20% are in foreign securities; 13% are in investment-grade corporate bonds; 8% are in high-yield securities; 6% are in other various fixed income securities and 3% are in asset-backed and mortgage-backed securities.
(2)    42% of “alternative investments” are in relative value funds; 28% are in long-short equity funds; 14% are in event-driven funds; 8% are in credit funds; and 8% are distributed in hedged and non-hedged funds.
(3)    “Miscellaneous funds” is comprised of insurance contracts in Finland, Norway and Switzerland.
(4)    Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

    The following is a reconciliation of Level 3 assets as of December 31, 2021 (in millions):

	Total	Alternative Investments	Miscellaneous Funds
Beginning balance as of December 31, 2020	$38.7	$2.1	$36.6
Actual return on plan assets:
(a) Relating to assets still held at reporting date	3.3	1.4	1.9
(b) Relating to assets sold during period	—	—	—
Purchases, sales and /or settlements	4.7	—	4.7
Foreign currency exchange rate changes	(3.0)	—	(3.0)
Ending balance as of December 31, 2021	$43.7	$3.5	$40.2

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The fair value of the Company’s pension assets as of December 31, 2020 is as follows (in millions):

	Total	Level 1	Level 2	Level 3
Equity securities:
Global equities	$235.3	$156.5	$78.8	$—
Non-U.S. equities	4.7	4.7	—	—
U.K. equities	65.2	65.2	—	—
U.S. large cap equities	5.2	5.2	—	—
U.S. small cap equities	3.9	3.9	—	—
Total equity securities	314.3	235.5	78.8	—
Fixed income:
Aggregate fixed income	162.9	162.9	—	—
International fixed income	249.5	249.5	—	—
Total fixed income share(1)	412.4	412.4	—	—
Alternative investments:
Private equity fund	2.1	—	—	2.1
Hedge funds measured at net asset value(4)	38.5	—	—	—
Total alternative investments(2)	40.6	—	—	2.1
Miscellaneous funds(3)	36.6	—	—	36.6
Cash and equivalents measured at net asset value(4)	4.7	—	—	—
Total assets	$808.6	$647.9	$78.8	$38.7
_______________________________________
(1)    44% of “fixed income” securities are in investment-grade corporate bonds; 20% are in government treasuries; 11% are in high-yield securities; 10% are in foreign securities; 6% are in asset-backed and mortgage-backed securities; and 9% are in other various fixed income securities.
(2)    42% of “alternative investments” are in relative value funds; 25% are in long-short equity funds; 14% are in event-driven funds; 5% are distributed in hedged and non-hedged funds; and 14% are in credit funds.
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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The investment strategy for the plans’ portfolio of assets balances the requirement to generate returns with the need to control risk. The asset mix is recognized as the primary mechanism to influence the reward and risk structure of the pension fund investments in an effort to accomplish the plans’ funding objectives. The overall investment strategies and target allocations of retirement fund investments for the Company’s U.S.-based pension plans and the non-U.S. based pension plans are as follows:

	U.S. Pension Plans	Non-U.S. Pension Plans(1)
Overall investment strategies:(2)
Assets for the near-term benefit payments	80.0%	82.5%
Assets for longer-term growth	20.0%	17.5%
Total	100.0%	100.0%

Target allocations:
Equity securities	17.0%	12.5%
Fixed income securities	75.0%	82.5%
Alternative investments	3.0%	5.0%
Cash and cash equivalents	5.0%	—%
Total	100.0%	100.0%
_______________________________________
(1)    The majority of the Company’s non-U.S. pension fund investments are related to the Company’s pension plan in the United Kingdom.
(2)    The overall U.S. and non-U.S. pension funds invest in a broad diversification of asset types.

    The Company has noted that over very long periods, this mix of investments would achieve an average return on its U.S.-based pension plans of approximately 4.87%. In arriving at the choice of an expected return assumption of 4.25% for its U.S. plans for the year ended December 31, 2022, the Company has tempered this historical indicator with lower expectations for returns and changes to investments in the future as well as the administrative costs of the plans. The Company has noted that over very long periods, this mix of investments would achieve an average return on its non-U.S. based pension plans of approximately 2.50%. In arriving at the choice of an expected return assumption of 2.25% for its U.K.-based plans for the year ended December 31, 2022, the Company has tempered this historical indicator with lower expectations for returns and changes to investments in the future as well as the administrative costs of the plans.

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

    The Company maintains separate defined contribution plans covering certain employees and executives, primarily in the United States, the United Kingdom and Brazil. Under the plans, the Company contributes a specified percentage of each eligible employee’s compensation. The Company contributed approximately $16.9 million, $15.4 million and $15.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.    Stockholders’ Equity

Common Stock

    At December 31, 2021, the Company had 150,000,000 authorized shares of common stock with a par value of $0.01 per share, with approximately 74,441,312 shares of common stock outstanding and approximately 4,000,968 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “Plan”) (See Note 10).

Share Repurchase Program

    In August and November 2021, the Company entered into two accelerated share repurchase ("ASR") agreements with financial institutions to repurchase an aggregate of $135.0 million of shares of its common stock. The Company received approximately 952,204 shares associated with these transactions as of December 31, 2021. On January 19, 2022, the Company received additional 113,824 shares upon final settlement of its November 2021 ASR agreement. In February and March 2020, the Company entered into two ASR agreements with financial institutions to repurchase an aggregate of $55.0 million of shares of its common stock. The Company received approximately 970,141 shares in these transactions as of December 31, 2020. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within our Consolidated Balance Sheets.

    As of December 31, 2021, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $110.0 million, which has no expiration date.

Dividends

    The Company’s Board of Directors has declared and the Company has paid cash dividends per common share during the following years:

	2021(1)(2)	2020(2)	2019(2)
Dividends declared and paid per common share	$4.74	$0.63	$0.63
____________________________________
(1)    The Company’s Board of Directors declared and the Company has paid quarterly cash dividends of $0.20 per common share beginning in the second quarter of 2021, from $0.16 per common share in the first quarter of 2021. On January 20, 2022, the Company's Board of Directors approved a quarterly dividend of $0.20 per common share outstanding commencing in the first quarter of 2022. In addition, the Company's Board of Directors also declared and the Company paid a special cash dividend of $4.00 per common share during 2021 totaling approximately $301.5 million.

(2)    The Company’s Board of Directors declared and the Company has paid quarterly cash dividends of $0.16 per common share beginning in the second quarter of 2019, from $0.15 per common share in the first quarter of 2019, through the first quarter of 2021.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss

    The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the years ended December 31, 2021 and 2020 (in millions):

	Defined Benefit Pension Plans	Cumulative Translation Adjustment	Deferred Net Gains (Losses) on Derivatives	Total
Accumulated other comprehensive loss, December 31, 2019	$(296.4)	$(1,297.5)	$(1.3)	$(1,595.2)
Other comprehensive (loss) income before reclassifications	(32.1)	(197.5)	5.1	(224.5)
Net losses (gains) reclassified from accumulated other comprehensive loss	15.2	—	(6.3)	8.9
Other comprehensive loss, net of reclassification adjustments	(16.9)	(197.5)	(1.2)	(215.6)
Accumulated other comprehensive loss, December 31, 2020	(313.3)	(1,495.0)	(2.5)	(1,810.8)
Other comprehensive income (loss) before reclassifications	70.0	(45.1)	5.1	30.0
Net losses (gains) reclassified from accumulated other comprehensive income (loss)	12.9	—	(3.0)	9.9
Other comprehensive income (loss), net of reclassification adjustments	82.9	(45.1)	2.1	39.9
Accumulated other comprehensive loss, December 31, 2021	$(230.4)	$(1,540.1)	$(0.4)	$(1,770.9)

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the years ended December 31, 2021 and 2020 (in millions):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Consolidated Statements of Operations
	Year ended December 31, 2021(1)	Year ended December 31, 2020(1)
Derivatives:
Net losses (gains) on foreign currency contracts	$11.4	$(6.4)	Cost of goods sold
Net gains on commodity contracts	(17.2)	—	Cost of goods sold
Reclassification before tax	(5.8)	(6.4)
	2.8	0.1	Income tax provision
Reclassification net of tax	$(3.0)	$(6.3)

Defined benefit pension plans:
Amortization of net actuarial losses	$16.6	$15.7	Other expense, net(2)
Amortization of prior service cost	0.8	2.2	Other expense, net(2)
Reclassification before tax	17.4	17.9
	(4.5)	(2.7)	Income tax provision
Reclassification net of tax	$12.9	$15.2

Net losses reclassified from accumulated other comprehensive loss	$9.9	$8.9
____________________________________
(1)    (Gains) losses included within the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020, respectively.
(2)    These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 8 to the Company’s Consolidated Financial Statements.

10.    Stock Incentive Plan

    Under the Plan, up to 10,000,000 shares of AGCO’s common stock may be issued. As of December 31, 2021, of the 10,000,000 shares reserved for issuance under the Plan, approximately 4,000,968 shares remained available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Long-Term Incentive Plan and Related Performance Awards

    The Company’s primary long-term incentive plan is a performance share plan that provides for awards of shares of the Company’s common stock based on achieving financial targets, such as targets for return on invested capital, operating margins, return on net assets and revenue growth, as determined by the Company’s Board of Directors. The stock awards under the Plan are earned over a performance period, and the number of shares earned is determined based on annual cumulative or average results for the specified period, depending on the measurement. Performance periods for the Company’s primary long-term incentive plan are consecutive and overlapping three-year cycles, and performance targets are set at the beginning of each cycle. The primary long-term incentive plan provides for participants to earn 33% to 200% of the target awards depending on the actual performance achieved, with no shares earned if performance is below the established minimum target. Awards earned under the Plan are paid in shares of common stock at the end of each three-year performance period. The percentage level achievement is determined annually or over the three-year cycle in aggregate, with the ultimate award that is earned determined based upon the average of the three annual percentages. The 2021 grant of performance award shares is subject to a total

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

shareholder return modifier. The compensation expense associated with these awards is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned.

    During 2021, the Company granted 281,310 performance awards related to varying performance periods. Compensation expense recorded during 2021, 2020 and 2019 with respect to awards granted was based upon the fair value as of the grant date. For the 2021 awards that included a market condition, the Company measured the fair value using a Monte Carlo simulation. The weighted average grant-date fair value of performance awards granted under the Plan during 2021, 2020 and 2019 was as follows:

	Years Ended December 31,
	2021	2020	2019
Weighted average grant-date fair value	$123.33	$70.84	$61.01

    Performance award transactions during 2021 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Shares awarded but not earned at January 1	582,952
Shares awarded	281,310
Shares forfeited	(40,350)
Shares earned	(309,198)
Shares awarded but not earned at December 31	514,714

    Based on the level of performance achieved as of December 31, 2021, 330,174 shares were earned under the related performance period, including 97,818 shares earned as of December 31, 2020 related to certain retirees and other individuals. 330,174 shares were issued in February 2022, net of 125,363 shares that were withheld for taxes related to the earned awards. The Plan allows for the participant to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state and employment taxes which would be payable at the time of grant. In addition, assuming the maximum target levels of performance achieved, there were 59,182 shares earned as of December 31, 2021 related to certain retirees and other individuals that will be issued at the end of the relevant performance periods based on the ultimate level of performance achieved with respect to those periods.

    As of December 31, 2021, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was approximately $20.6 million, and the weighted average period over which it is expected to be recognized is approximately one and one-half years. This estimate is based on the current projected levels of performance of outstanding awards. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

Restricted Stock Units

    During the year ended December 31, 2021, the Company granted 92,848 restricted stock unit (“RSU”) awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. The 2020 grant of RSUs to certain executives has a three-year cliff vesting requirement subject to adjustment based on a total shareholders return metric relative to the Company's defined peer group. The compensation expense associated with all RSU awards is being amortized ratably over the requisite service period for the awards that are expected to vest. The weighted average grant-date fair value of the RSUs granted under the Plan during the years ended December 31, 2021, 2020 and 2019 were $113.91, $70.83 and $61.01, respectively. RSU transactions during the year ended December 31, 2021 were as follows:

Shares awarded but not vested at January 1	143,287
Shares awarded	92,848
Shares forfeited	(9,797)
Shares vested	(67,110)
Shares awarded but not vested at December 31	159,228

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    A majority of the 67,110 shares vested with respect to RSU awards during 2021 were issued in January 2021. 3,830 shares earned during 2021 related to certain retirees. During January 2022, 44,991 RSUs shares were issued, net of 23,726 shares that were withheld for taxes. The Plan allows for the participant to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant's tax withholding to satisfy the participant's statutory minimum federal, state and employment taxes which would be payable at the time of grant. As of December 31, 2021, the total compensation cost related to the unvested RSUs not yet recognized was approximately $8.5 million, and the weighted average period over which it is expected to be recognized is approximately one and one-half years.

Stock-settled Appreciation Rights

    Certain executives and key managers were eligible to receive grants of SSARs through the year ended December 31, 2020. The Company did not grant any SSARs during the year ended December 31, 2021. The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSARs at any time after the grant is vested but no later than seven years after the date of grant. The SSARs vest ratably over a four-year period from the date of grant. SSAR awards made to certain executives and key managers under the Plan are made with the base price equal to the price of the Company’s common stock on the date of grant. The Company recorded stock compensation expense of approximately $0.8 million, $1.9 million and $2.4 million associated with SSAR awards during 2021, 2020 and 2019, respectively. The compensation expense associated with these awards is being amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option pricing model.

    The weighted average grant-date fair value of SSAR awards granted under the Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the years ended December 31, 2020 and 2019:

	2020	2019
Weighted average grant-date fair value	$12.31	$11.34
Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	3.0	3.0
Risk-free interest rate	1.5%	2.6%
Expected volatility	24.1%	24.2%
Expected dividend yield	0.9%	1.0%

    SSAR transactions during the year ended December 31, 2021 were as follows:

SSARs outstanding at January 1	403,150
SSARs granted	—
SSARs exercised	(194,661)
SSARs canceled or forfeited	(13,878)
SSARs outstanding at December 31	194,611
SSAR price ranges per share:
Granted	$—
Exercised	43.88 - 73.14
Canceled or forfeited	46.58 - 73.14
Weighted average SSAR exercise prices per share:
Granted	$—
Exercised	64.41
Canceled or forfeited	68.51
Outstanding at December 31	68.33

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    At December 31, 2021, the weighted average remaining contractual life of SSARs outstanding was approximately four years. As of December 31, 2021, the total compensation cost related to unvested SSARs not yet recognized was approximately $0.8 million and the weighted-average period over which it is expected to be recognized is approximately one and one-half years.

    The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price as of December 31, 2021:

	SSARs Outstanding			SSARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable as of December 31, 2021	Weighted Average Exercise Price
$46.58 - $63.47	80,523	3.51	$61.91	38,923	$60.91
$72.74 - $73.14	114,088	4.41	$72.86	35,013	$72.99
	194,611			73,936	$66.63

    The total fair value of SSARs vested during 2021 was approximately $1.5 million. There were 120,675 SSARs that were not vested as of December 31, 2021. The total intrinsic value of outstanding and exercisable SSARs as of December 31, 2021 was $9.3 million and $3.7 million, respectively. The total intrinsic value of SSARs exercised during 2021 was approximately $13.6 million.

    The excess tax benefit realized for tax deductions in the United States related to the exercise of SSARs, vesting of RSU awards and vesting of performance awards under the Plan was approximately $3.3 million for the year ended December 31, 2021. The excess tax benefit realized for tax deductions in the United States related to the exercise of SSARs and vesting of RSU awards and vesting of performance awards under the Plan was approximately $2.5 million for the year ended December 31, 2020. The excess tax benefit realized for tax deductions in the United States related to the exercise of SSARs and vesting of RSU awards and vesting of performance awards under the Plan was approximately $2.7 million for the year ended December 31, 2019. The Company realized an insignificant tax benefit from the exercise of SSARs, vesting of performance awards and vesting of RSU awards in certain foreign jurisdictions during the years ended December 31, 2021, 2020 and 2019.

    On January 20, 2022, the Company granted 137,283 performance award shares (subject to the Company achieving future target levels of performance) and 91,583 RSUs under the Plan. The 2022 grant of performance award shares is subject to a total shareholder return modifier.

Director Restricted Stock Grants

    Pursuant to the Plan, all non-employee directors receive annual restricted stock grants of the Company’s common stock. All restricted stock grants made to the Company’s directors are restricted as to transferability for a period of one year. In the event a director departs from the Company’s Board of Directors, the non-transferability period expires immediately. The plan allows each director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes that would be payable at the time of grant. The 2021 grant was made on April 22, 2021 and equated to 9,117 shares of common stock, of which 7,899 shares of common stock were issued, after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.4 million during 2021 associated with these grants.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

statements of foreign subsidiaries into United States dollars may be partially hedged from time to time. When practical, the translation impact is reduced by financing local operations with local borrowings.

    The Company uses floating rate and fixed rate debt to finance its operations. The floating rate debt obligations expose the Company to variability in interest payments due to changes in the EURIBOR, LIBOR or other applicable benchmark interest rates such as SOFR upon the discontinuation of LIBOR. The Company believes it is prudent to limit the variability of a portion of its interest payments, and to meet that objective, the Company periodically enters into interest rate swaps to manage the interest rate risk associated with the Company’s borrowings. The Company designates interest rate contracts used to convert the interest rate exposure on a portion of the Company’s debt portfolio from a floating rate to a fixed rate as cash flow hedges, while those contracts converting the Company’s interest rate exposure from a fixed rate to a floating rate are designated as fair value hedges.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    During 2021, 2020 and 2019, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The Company did not have any derivatives that were designated as cash flow hedges related to foreign currency contracts as of December 31, 2021. The total notional value of derivatives that were designated as cash flow hedges was $395.8 million as of December 31, 2020.

Steel Commodity Contracts

    In December 2020, the Company designated certain steel commodity contracts as cash flow hedges of expected future purchases of steel. The total notional value of derivatives that were designated as cash flow hedges was approximately $31.9 million and $14.7 million as of December 31, 2021 and 2020, respectively.

    The following table summarizes the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and net income during 2021, 2020 and 2019 (in millions):

		Recognized in Net Income
	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Consolidated Statements of Operations Containing Hedge Gains (Losses)
2021
Foreign currency contracts	$(7.4)	Cost of goods sold	$(10.2)	$8,566.0
Commodity contracts(1)	12.5	Cost of goods sold	13.2	$8,566.0
Total	$5.1		$3.0
2020
Foreign currency contracts	$4.6	Cost of goods sold	$6.3	$7,092.2
Commodity contracts(1)	0.5	Cost of goods sold	—	$7,092.2
Total	$5.1		$6.3
2019
Foreign currency contracts	$(2.6)	Cost of goods sold	$0.1	$7,057.1

(1) The outstanding contracts as of December 31, 2021 range in maturity through July 2022.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the years ended December 31, 2021, 2020 and 2019 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net gains as of December 31, 2018	$1.6	$0.2	$1.4
Net changes in fair value of derivatives	(3.0)	(0.4)	(2.6)
Net gains reclassified from accumulated other comprehensive loss into income	(0.1)	—	(0.1)
Accumulated derivative net losses as of December 31, 2019	$(1.5)	$(0.2)	$(1.3)
Net changes in fair value of derivatives	4.9	(0.2)	5.1
Net gains reclassified from accumulated other comprehensive loss into income	(6.4)	(0.1)	(6.3)
Accumulated derivative net losses as of December 31, 2020	$(3.0)	$(0.5)	$(2.5)
Net changes in fair value of derivatives	8.3	3.2	5.1
Net gains reclassified from accumulated other comprehensive loss into income	(5.8)	(2.8)	(3.0)
Accumulated derivative net losses as of December 31, 2021(1)	$(0.5)	$(0.1)	$(0.4)
(1) As of December 31, 2021, approximately $0.2 million of derivative realized net losses and approximately $1.5 million of derivative realized net gains, before taxes, remain in accumulated other comprehensive loss related to foreign currency contracts and commodity contracts, respectively, associated with inventory that had not yet been sold.

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

    On January 29, 2021, the Company entered into a new cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap has an expiration date of January 29, 2028. At maturity of the cross currency swap contract, the Company will deliver the notional amount of approximately €247.9 million (or approximately $281.3 million as of December 31, 2021) and will receive $300.0 million from the counterparties. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swap.

    The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	December 31, 2021	December 31, 2020
Cross currency swap contract	$300.0	$300.0

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table summarizes the after-tax impact of changes in the fair value of the instrument designated as a net investment hedge (in millions):

	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Foreign currency denominated debt	$—	$1.7	$2.5
Cross currency swap contract	11.0	(25.5)	9.3

Derivative Transactions Not Designated as Hedging Instruments

    During 2021, 2020 and 2019, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of December 31, 2021 and 2020, the Company had outstanding foreign currency contracts with a notional amount of approximately $3,681.9 million and $3,326.6 million, respectively.

    The following table summarizes the impact that changes in the fair value of derivatives not designated as hedging instruments had on net income (in millions):

		For the Years Ended
	Classification of Gain (Loss)	December 31, 2021	December 31, 2020	December 31, 2019
Foreign currency contracts	Other expense, net	$54.8	$3.7	$20.4

    The table below sets forth the fair value of derivative instruments as of December 31, 2021 (in millions):

	Asset Derivatives as of December 31, 2021		Liability Derivatives as of December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Other current liabilities	$—
Commodity contracts	Other current assets	0.2	Other current liabilities	2.0
Cross currency swap contract	Other noncurrent assets	12.5	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts (1)	Other current assets	15.1	Other current liabilities	5.1
Total derivative instruments		$27.8		$7.1
(1) The outstanding contracts as of December 31, 2021 range in maturity through October 2022.

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

12.    Commitments and Contingencies

    The future payments required under the Company’s significant commitments, excluding indebtedness, as of December 31, 2021 are as follows (in millions):

    Interest payments on indebtedness – As of December 31, 2021, the Company had interest payments of approximately $15.1 million due during the year ended December 31, 2022. Interest payments generally do not vary materially year to year. Indebtedness amounts reflect the principal amount of the Company's senior term loan, senior notes, credit facility and certain short-term borrowings, gross of any debt issuance costs. Refer to Note 7 of the Consolidated Financial Statements for additional information regarding indebtedness.

    Unconditional purchase obligations – As of December 31, 2021, the Company had approximately $131.1 million of outstanding purchase obligations payable during the year ended December 31, 2022. These obligations generally do not vary materially year to year.

    Other short-term and long-term obligations – As of December 31, 2021, the Company had approximately $40.1 million of income tax liabilities related to uncertain income tax provisions connected with ongoing income tax audits in various jurisdictions that it expects to pay or settle within the next 12 months. These liabilities and related income tax audits are subject to statutory expiration. Additionally, the Company had approximately $37.8 million of estimated future minimum contribution requirements under its U.S. and non-U.S. defined benefit pension and postretirement plans due during the year ended December 31, 2022. Refer to Notes 6 and 8 of the Consolidated Financial Statements for additional information regarding the Company's uncertain tax positions and pension and postretirement plans, respectively. These obligations comprise a majority of the Company's other short-term and long-term obligations.

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

    At December 31, 2021, the Company has outstanding guarantees of indebtedness owed to related and third parties of approximately $25.2 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2027. Losses under such guarantees historically have been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid. The Company also guarantees indebtedness owed to certain of its finance joint ventures if dealers

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

or end users default on loans. Losses under such guarantees historically have been insignificant and the guarantees are not material. The Company believes the credit risk associated with these guarantees is not material.

    In addition, at December 31, 2021, the Company had accrued approximately $23.3 million of outstanding guarantees of minimum residual values that may be owed to its finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantee is approximately $160.7 million.

Other

    At December 31, 2021, the Company had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $3,681.9 million. The outstanding contracts as of December 31, 2021 range in maturity through October 2022. The Company also had outstanding designated steel commodity contracts with a gross notional amount of approximately $31.9 million that range in maturity through July 2022 (see Note 11).

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

Contingencies

    In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2021, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately     $23.6 million). The amount ultimately in dispute will be significantly greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

    During 2017, the Company purchased Precision Planting, which provides precision agricultural technology solutions. In 2018, Deere & Company filed separate complaints in the U.S. District Court of Delaware against the Company and its Precision Planting subsidiary alleging that certain products of those entities infringe certain patents of Deere. The two complaints subsequently were consolidated into a single case, Case No. 1:18-cv-00827-CFC (CONSOLIDATED), that currently is scheduled for trial in July 2022. It is the Company’s position that no patents have been, or are continuing to be, infringed, and the Company is vigorously contesting the allegations in the complaint. The Company has an indemnity right under the purchase agreement related to the acquisition of Precision Planting from its previous owner. Pursuant to that right, the previous owner of Precision Planting currently is responsible for the litigation costs associated with the complaint and is obligated to reimburse AGCO for some or all of the damages in the event of an adverse outcome in the litigation. In the event of an adverse outcome, the Company estimates that the range of possible damages, based upon the advice of third-party specialists, would be up to approximately $7.0 million. Deere & Company has provided an estimate of its damages that is significantly higher than the Company estimates and that the Company believes does not have merit.

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

    Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 are summarized below (in millions):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$27.8	$—	$27.8
Derivative liabilities	—	7.1	—	7.1

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$15.3	$—	$15.3
Derivative liabilities	—	26.7	—	26.7

    Cash and cash equivalents, accounts and notes receivable, net and accounts payable are valued at their carrying amounts in the Company’s Consolidated Balance Sheets, due to the immediate or short-term maturity of these financial instruments.

    The carrying amounts of long-term debt under the Company’s 1.002% senior term loan due 2025 and senior term loans due between 2023 and 2028 approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At December 31, 2021, the estimated fair value of the Company's 0.800% senior notes due 2028, based on listed market values, was approximately €595.1 million (or approximately $675.2 million as of December 31, 2021), compared to the carrying value of €600.0 million (or approximately $680.8 million as of December 31, 2021). See Note 7 for additional information on the Company’s long-term debt.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.    Related Party Transactions

    Rabobank, a financial institution based in the Netherlands, is a 51% owner in the Company’s finance joint ventures, which are located in the United States, Canada, Europe, Brazil, Argentina and Australia. Rabobank is also the principal agent and participant in the Company’s revolving credit facility (see Note 7). The majority of the assets of the Company’s finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. During 2021, the Company did not make additional investments in its finance joint ventures. During 2020, the Company made a total of approximately $1.9 million of additional investments in its finance joint venture in the Netherlands. During 2019, the Company did not make additional investments in its finance joint ventures. During 2021, the Company received approximately $84.4 million dividends from certain of its finance joint ventures. During 2020, the Company did not receive dividends from its finance joint ventures. During 2019, the Company received approximately $40.5 million dividends from certain of its finance joint ventures.

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

    The Company has a minority equity interest in Tractors and Farm Equipment Limited (“TAFE”), which manufactures and sells Massey Ferguson-branded equipment primarily in India, and also supplies tractors and components to the Company for sale in other markets. On October 15, 2020, TAFE repurchased 461,000 shares of its common stock from the Company for approximately $33.9 million, resulting in an approximate remaining 20.7% ownership interest. Mallika Srinivasan, who is the Chairman and Managing Director of TAFE, is currently a member of the Company’s Board of Directors. As of December 31, 2021, TAFE beneficially owned 12,150,152 shares of the Company’s common stock, not including shares of the Company’s common stock received by Ms. Srinivasan for service as a director. The Company and TAFE are parties to an agreement pursuant to which, among other things, TAFE has agreed not to purchase in excess of 12,150,152 shares of the Company’s common stock, subject to certain adjustments, and the Company has agreed to annually nominate a TAFE representative to its Board of Directors. During 2021, 2020 and 2019, the Company purchased approximately $137.6 million, $78.9 million and $92.7 million, respectively, of tractors and components from TAFE. During 2021, 2020 and 2019, the Company sold approximately $1.4 million, $1.3 million and $1.5 million, respectively, of parts to TAFE. The Company received dividends from TAFE of approximately $2.0 million, $1.8 million and $2.0 million during 2021, 2020 and 2019, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.    Segment Reporting

    The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are generally charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the years ended December 31, 2021, 2020 and 2019 based on the Company’s reportable segments are as follows (in millions):

Years Ended December 31,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
2021
Net sales	$2,659.2	$1,307.7	$6,221.7	$949.7	$11,138.3
Income from operations	238.1	132.2	755.4	113.9	1,239.6
Depreciation	60.8	26.5	116.5	16.9	220.7
Assets	1,328.1	922.7	2,348.7	610.6	5,210.1
Capital expenditures	41.2	32.5	184.6	11.5	269.8
2020
Net sales	$2,175.0	$873.8	$5,366.9	$734.0	$9,149.7
Income from operations	193.7	29.3	585.3	62.1	870.4
Depreciation	61.3	25.8	110.5	14.9	212.5
Assets	1,051.9	687.6	2,238.7	536.2	4,514.4
Capital expenditures	42.2	18.8	201.8	7.1	269.9
2019
Net sales	$2,191.8	$802.2	$5,328.8	$718.6	$9,041.4
Income (loss) from operations	121.6	(39.4)	638.2	43.4	763.8
Depreciation	61.6	32.4	102.7	14.2	210.9
Assets	1,125.6	758.0	2,187.7	430.2	4,501.5
Capital expenditures	52.1	32.9	173.5	14.9	273.4

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	2021	2020	2019
Segment income from operations	$1,239.6	$870.4	$763.8
Corporate expenses	(135.2)	(134.7)	(129.0)
Amortization of intangibles	(61.1)	(59.5)	(61.1)
Stock compensation expense	(26.6)	(36.8)	(40.0)
Impairment charges	—	(20.0)	(176.6)
Restructuring expenses	(15.3)	(19.7)	(9.0)
Consolidated income from operations	$1,001.4	$599.7	$348.1

Segment assets	$5,210.1	$4,514.4	$4,501.5
Cash and cash equivalents	889.1	1,119.1	432.8
Investments in affiliates	413.5	442.7	380.2
Deferred tax assets, other current and noncurrent assets	996.4	665.9	645.2
Intangible assets, net	392.2	455.6	501.7
Goodwill	1,280.8	1,306.5	1,298.3
Consolidated total assets	$9,182.1	$8,504.2	$7,759.7

    Property, plant and equipment, right-of-use lease assets and amortizable intangible assets by country as of December 31, 2021 and 2020 was as follows (in millions):

	2021	2020
United States	$499.1	$541.2
Germany	446.7	456.6
Finland	189.5	191.4
Brazil	144.9	150.4
France	133.2	137.6
Italy	112.7	129.0
China	91.6	98.9
Denmark	84.7	101.9
Other	222.0	232.8
	$1,924.4	$2,039.8

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

    Significant changes in the balance of contract liabilities for the years ended December 31, 2021 and 2020 were as follows (in millions):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Balance at beginning of period	$172.0	$104.0
Advance consideration received	227.8	192.7
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(64.0)	(46.6)
Revenue recognized during the period related to grain storage and protein production systems	(103.5)	(85.6)
Foreign currency translation	(6.1)	7.5
Balance as of December 31	$226.2	$172.0

    The contract liabilities are classified as either “Other current liabilities” and "Other noncurrent liabilities" or “Accrued expenses” in the Company’s Consolidated Balance Sheets. In 2021, the Company recognized approximately $80.7 million of revenue that was recorded as a contract liability at the beginning of 2021. In 2020, the Company recognized approximately $44.0 million of revenue that was recorded as a contract liability at the beginning of 2020.

Remaining Performance Obligations

    The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2021 are $73.2 million in 2022, $62.5 million in 2023, $35.4 million in 2024, $16.9 million in 2025 and $7.6 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Disaggregated Revenue

    Net sales for the year ended December 31, 2021 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
Primary geographical markets:
United States	$2,116.2	$—	$—	$—	$2,116.2
Canada	436.7	—	—	—	436.7
Germany	—	—	1,332.0	—	1,332.0
France	—	—	1,129.1	—	1,129.1
United Kingdom and Ireland	—	—	635.3	—	635.3
Finland and Scandinavia	—	—	836.3	—	836.3
Other Europe	—	—	2,104.6	—	2,104.6
South America	—	1,294.8	—	—	1,294.8
Middle East and Algeria	—	—	184.4	—	184.4
Africa	—	—	—	152.3	152.3
Asia	—	—	—	436.5	436.5
Australia and New Zealand	—	—	—	360.9	360.9
Mexico, Central America and Caribbean	106.3	12.9	—	—	119.2
	$2,659.2	$1,307.7	$6,221.7	$949.7	$11,138.3

Major products:
Tractors	$940.4	$664.6	$4,338.2	$443.7	$6,386.9
Replacement parts	379.1	131.8	1,070.5	106.5	1,687.9
Grain storage and protein production systems	534.9	140.1	174.0	227.1	1,076.1
Combines, application equipment and other machinery	804.8	371.2	639.0	172.4	1,987.4
	$2,659.2	$1,307.7	$6,221.7	$949.7	$11,138.3

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Net sales for the year ended December 31, 2020 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
Primary geographical markets:
United States	$1,763.2	$—	$—	$—	$1,763.2
Canada	325.9	—	—	—	325.9
Germany	—	—	1,280.6	—	1,280.6
France	—	—	1,080.2	—	1,080.2
United Kingdom and Ireland	—	—	557.8	—	557.8
Finland and Scandinavia	—	—	698.5	—	698.5
Other Europe	—	—	1,613.1	—	1,613.1
South America	—	865.4	—	—	865.4
Middle East and Algeria	—	—	136.7	—	136.7
Africa	—	—	—	58.3	58.3
Asia	—	—	—	373.1	373.1
Australia and New Zealand	—	—	—	302.6	302.6
Mexico, Central America and Caribbean	85.9	8.4	—	—	94.3
	$2,175.0	$873.8	$5,366.9	$734.0	$9,149.7

Major products:
Tractors	$692.0	$469.8	$3,814.3	$296.1	$5,272.2
Replacement parts	338.4	84.0	936.1	87.2	1,445.7
Grain storage and protein production systems	471.0	82.8	122.2	226.0	902.0
Combines, application equipment and other machinery	673.6	237.2	494.3	124.7	1,529.8
	$2,175.0	$873.8	$5,366.9	$734.0	$9,149.7

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Net sales for the year ended December 31, 2019 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
Primary geographical markets:
United States	$1,787.4	$—	$—	$—	$1,787.4
Canada	302.0	—	—	—	302.0
Germany	—	—	1,194.3	—	1,194.3
France	—	—	1,097.6	—	1,097.6
United Kingdom and Ireland	—	—	561.9	—	561.9
Finland and Scandinavia	—	—	772.8	—	772.8
Other Europe	—	—	1,629.0	—	1,629.0
South America	—	789.7	—	—	789.7
Middle East and Algeria	—	—	73.2	—	73.2
Africa	—	—	—	116.2	116.2
Asia	—	—	—	344.7	344.7
Australia and New Zealand	—	—	—	257.7	257.7
Mexico, Central America and Caribbean	102.4	12.5	—	—	114.9
	$2,191.8	$802.2	$5,328.8	$718.6	$9,041.4

Major products:
Tractors	$662.4	$447.7	$3,772.0	$300.6	$5,182.7
Replacement parts	310.2	88.2	874.8	74.6	1,347.8
Grain storage and protein production systems	547.9	79.5	172.8	234.6	1,034.8
Combines, application equipment and other machinery	671.3	186.8	509.2	108.8	1,476.1
	$2,191.8	$802.2	$5,328.8	$718.6	$9,041.4

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.    Leases

    The Company leases certain land, buildings, machinery, equipment, vehicles and office and computer equipment under finance and operating leases. The Company accounts for these leases pursuant to ASU 2016-02, “Leases”. Under the standard, lessees are required to record an asset (ROU asset or finance lease asset) and a lease liability. ROU assets represent the Company’s right to use an underlying asset during the lease term while lease liabilities represent the Company’s obligation to make lease payments during the lease term. The standard allows for two types of leases for income statement recognition purposes: operating leases and finance leases. Operating leases result in the recognition of a single lease expense on a straight-line basis over the lease term whereas finance leases result in an accelerated expense. ASU 2016-02 also contains guidance regarding the identification of embedded leases in service and supply contracts, as well as the identification of lease and nonlease components of an arrangement. All leases greater than 12 months result in the recognition of an ROU asset and liability at the lease commencement date based on the present value of the lease payments over the lease term. The present value of the lease payments is calculated using the applicable weighted-average discount rate. The weighted-average discount rate is based on the discount rate implicit in the lease, or if the implicit rate is not readily determinable from the lease, then the Company estimates an applicable incremental borrowing rate. The incremental borrowing rate is estimated using the currency denomination of the lease, the contractual lease term and the Company’s applicable borrowing rate.

    The Company does not recognize an ROU asset or lease liability with respect to operating leases with an initial term of 12 months or less and recognizes expense on such leases on a straight-line basis over the lease term. The Company accounts for lease components separately from nonlease components other than for real estate and office equipment. The Company evaluated its supplier agreements for the existence of leases and determined these leases comprised an insignificant portion of its supplier agreements. As such, these leases were not material to the Company’s Consolidated Balance Sheets. The Company has certain leases that contain one or more options to terminate or renew that can extend the lease term up to 15 years. Options that the company is reasonably certain to exercise are included in the lease term. The depreciable life of ROU assets and leasehold improvements are limited by the expected lease term. The Company has certain lease agreements that include variable rental payments that are adjusted periodically for inflation based on the index rate as defined by the applicable government authority. Generally, the Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

    Total lease assets and liabilities at December 31, 2021 and 2020 were as follows (in millions):

Lease Assets	Classification	As of December 31, 2021	As of December 31, 2020
Operating ROU assets	Right-of-use lease assets	$154.1	$165.1
Finance lease assets	Property, plant and equipment, net(1)	10.6	15.1
Total lease assets		$164.7	$180.2

Lease Liabilities	Classification	As of December 31, 2021	As of December 31, 2020
Current:
Operating	Accrued expenses	$42.3	$43.5
Finance	Other current liabilities	3.8	3.0

Noncurrent:
Operating	Operating lease liabilities	115.5	125.9
Finance	Other noncurrent liabilities	6.0	9.8
Total lease liabilities		$167.6	$182.2
____________________________________
(1) Finance lease assets are recorded net of accumulated depreciation of $7.8 million and $15.6 million as of December 31, 2021 and 2020, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Total lease costs for 2021 and 2020 are set forth below (in millions):

	Classification	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease cost	Selling, general and administrative expenses	$59.0	$54.0
Variable lease cost	Selling, general and administrative expenses	1.0	1.7
Short-term lease cost	Selling, general and administrative expenses	18.7	11.0
Finance lease cost:
Amortization of lease assets	Depreciation expense(1)	2.4	3.7
Interest on lease liabilities	Interest expense, net	0.3	0.6
Total lease cost		$81.4	$71.0
____________________________________
(1) Depreciation expense was included in both cost of goods sold and selling, general and administrative expenses.

    Lease payment amounts for operating and finance leases with remaining terms greater than one year as of December 31, 2021 were as follows (in millions):

	December 31, 2021
	Operating Leases	Finance Leases
2022	$45.7	$4.0
2023	36.2	0.9
2024	24.5	0.6
2025	17.3	0.4
2026	12.3	0.2
Thereafter	39.1	6.3
Total lease payments	175.1	12.4
Less: imputed interest(1)	(17.3)	(2.5)
Present value of lease liabilities	$157.8	$9.9
____________________________________
(1) Calculated using the implicit interest rate for each lease.

    Lease payment amounts for operating and finance leases with remaining terms greater than one year as of December 31, 2020 were as follows (in millions):

	December 31, 2020
	Operating Leases	Finance Leases
2021	$47.6	$3.3
2022	37.7	1.4
2023	28.6	1.1
2024	18.9	0.8
2025	13.6	0.6
Thereafter	44.5	9.1
Total lease payments	190.9	16.3
Less: imputed interest(1)	(21.5)	(3.5)
Present value of lease liabilities	$169.4	$12.8
____________________________________
(1) Calculated using the implicit interest rate for each lease.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table summarizes the weighted-average remaining lease term and weighted-average discount rate:

	As of December 31, 2021	As of December 31, 2020
Weighted-average remaining lease term:
Operating leases	7 years	7 years
Finance leases	12 years	15 years

Weighted-average discount rate:
Operating leases	3.1%	3.5%
Finance leases	2.4%	2.7%

    The following table summarizes the supplemental cash flow information for 2021 and 2020 (in millions):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$59.8	$54.1
Operating cash flows from finance leases	0.2	0.4
Financing cash flows from finance leases	2.6	3.8

Leased assets obtained in exchange for lease obligations:
Operating leases	$50.6	$30.8
Finance leases	0.9	0.9

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

Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2021, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

    Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Based on this assessment, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on the criteria referred to above.

    The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2021. KPMG LLP’s report on internal control over financial reporting is set forth below.

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

Opinion on Internal Control Over Financial Reporting

    We have audited AGCO Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II — Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Atlanta, Georgia
February 25, 2022

Item 9B.    Other Information

    None.

PART III
    The information called for by Items 10, 11, 12, 13 and 14, if any, will be contained in our Proxy Statement for the 2022 Annual Meeting of Stockholders, which we intend to file in March 2022.

Item 10        Directors, Executive Officers and Corporate Governance

    The information with respect to directors and committees required by this Item set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders in the sections entitled “Proposal Number 1 — Election of Directors” and “Board of Directors and Corporate Governance” is incorporated herein by reference. The information with respect to executive officers required by this Item set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders in the section entitled “Executive Compensation” is incorporated herein by reference.

    See the information under the heading “Available Information” set forth in Part I of this Form 10-K. The code of conduct referenced therein applies to our principal executive officer, principal financial officer, principal accounting officer and controller and the persons performing similar functions.

Item 11.        Executive Compensation

    The information with respect to executive compensation and its establishment required by this Item set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders in the sections entitled “Board of Directors and Corporate Governance,” “2021 CEO Pay Ratio,” “Executive Compensation” and “Compensation Committee Report” is incorporated herein by reference.

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

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Awards Under the Plans	Weighted-Average Exercise Price of Outstanding Awards Under the Plans	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	868,553	$90.29	4,000,968
Equity compensation plans not approved by security holders	—	—	—
Total	868,553	$90.29	4,000,968

(b)Security Ownership of Certain Beneficial Owners and Management

    The information required by this Item set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders in the section entitled “Principal Holders of Common Stock” is incorporated herein by reference.

Item 13.        Certain Relationships and Related Party Transactions, and Director Independence

    The information required by this Item set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders in the section entitled “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

Item 14.        Principal Accounting Fees and Services

    The information required by this Item set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders in the sections entitled “Audit Committee Report” and “Board of Directors and Corporate Governance” is incorporated herein by reference.

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

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
3.1	Certificate of Incorporation	June 30, 2002, Form 10-Q, Exhibit 3.1
3.2	Amended and Restated By-Laws	January 27, 2021, Form 8-K, Exhibit 3.1
4.1	Description of Securities	March 1, 2021, Form 10-K, Exhibit 4.1
4.2	Indenture, dated as of October 6, 2021	October 7, 2021, Form 8-K, Exhibit 4.1
10.1	2006 Long-Term Incentive Plan*	September 30, 2017, Form 10-Q, Exhibit 10.5
10.2	2006 Form of Stock Appreciation Rights Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.4
10.3	2019 Form of Stock Appreciation Rights Agreement*	January 22, 2019, Form 8-K, Exhibit 10.2
10.4	2018 Form of Restricted Stock Units Agreement*	June 30, 2018, Form 10-Q, Exhibit 10.1
10.5	2019 Form of Restricted Stock Units Agreement*	January 22, 2019, Form 8-K, Exhibit 10.1
10.6	2021 Form of Performance Share Agreement*	January 27, 2021, Form 8-K, Exhibit 10.1
10.7	Amended and Restated Management Incentive Program*	June 30, 2019, Form 10-Q, Exhibit 10.3
10.8	Amended and Restated Executive Nonqualified Pension Plan*	April 12, 2021, Form 8-K, Exhibit 10.1
10.9	Executive Nonqualified Defined Contribution Plan*	December 31, 2015, Form 10-K, Exhibit 10.9
10.10	Amended and Restated Employment and Severance Agreement with Eric P. Hansotia*	Filed herewith
10.11	Employment and Severance Agreement with Andrew H. Beck*	March 31, 2010, Form 10-Q, Exhibit 10.2
10.12	Employment and Severance Agreement with Robert B. Crain*	December 31, 2017, Form 10-K, Exhibit 10.13
10.13	Employment and Severance Agreement with Torsten Dehner*	Filed herewith
10.14	Employment and Severance Agreement with Hans-Bernd Veltmaat*	December 31, 2009, Form 10-K, Exhibit 10.17

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
10.15	Debt Agreement dated December 18, 2014	December 31, 2014, Form 10-K, Exhibit 10.15
10.16	Credit Agreement dated as of October 17, 2018	September 30, 2018, Form 10-Q, Exhibit 10.1
10.17	Amendment, dated as of April 9, 2020, to the Credit Agreement dated as of October 17, 2018	April 13, 2020, Form 8-K, Exhibit 10.1
10.18	Letter Agreement, dated November 5, 2015, between AGCO International GmbH and TAFE International LLC, Turkey and Tractors and Farm Equipment Limited	September 30, 2015, Form 10-Q, Exhibit 10.1
10.19	Amended and Restated Letter Agreement, dated April 24, 2019, between AGCO Corporation and Tractors and Farm Equipment Limited	March 31, 2019, Form 10-Q, Exhibit 10.1
10.20	Farm and Machinery Distributor Agreement, dated January 1, 2012, between AGCO International GmbH and Tractors and Farm Equipment Limited	September 4, 2014, Form 8-K, Exhibit 10.2
10.21	Letter Agreement, dated August 3, 2007, between AGCO Corporation and Tractors and Farm Equipment Limited	September 4, 2014, Form 8-K, Exhibit 10.3
10.22	Letter Agreement for Far East Markets, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.1
10.23	Letter Agreement for Mexico, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.2
10.24	Letter Agreement for Australia/New Zealand, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.3
10.25	Amendment to the Letter Agreement for Africa, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.4
10.26	Current Director Compensation*	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
24.1	Powers of Attorney	Filed herewith
31.1	Certification of Eric P. Hansotia	Filed herewith
31.2	Certification of Andrew H. Beck	Filed herewith
32.1	Certification of Eric P. Hansotia and Andrew H. Beck	Furnished herewith

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
101	The following audited financial information from this Annual Report on Form 10-K for the year ended December 31, 2021, are formatted in Inline XBRL:
(i) Consolidated Statements of Operations;
(ii) Consolidated Statements of Comprehensive Income (Loss);
(iii) Consolidated Balance Sheets;
(iv) Consolidated Statements of Stockholders' Equity;
(v) Consolidated Statements of Cash Flows; and
	(vi) Notes to Consolidated Financial Statements.	Filed herewith
104	Cover Page Interactive Data File - the cover page from this Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in Inline XBRL	Filed herewith

Item 16.        Form 10-K Summary

    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGCO Corporation

		By:	/s/ ERIC P. HANSOTIA
Eric P. Hansotia
Dated:	February 25, 2022		Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

	Signature	Title	Date
	/s/ ERIC P. HANSOTIA	Chairman of the Board, President and Chief Executive Officer	February 25, 2022
Eric P. Hansotia
	/s/ ANDREW H. BECK	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2022
Andrew H. Beck
	/s/ LARA T. LONG	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022
Lara T. Long
	/s/ MICHAEL C. ARNOLD *	Director	February 25, 2022
Michael C. Arnold
	/s/ SONDRA L. BARBOUR *	Director	February 25, 2022
Sondra L. Barbour
	/s/ P. GEORGE BENSON *	Director	February 25, 2022
P. George Benson
	/s/ SUZANNE P. CLARK *	Director	February 25, 2022
Suzanne P. Clark
	/s/ BOB DE LANGE *	Director	February 25, 2022
Bob De Lange
	/s/ GEORGE E. MINNICH *	Director	February 25, 2022
George E. Minnich
	/s/ NIELS PÖRKSEN *	Director	February 25, 2022
Niels Pörksen
	/s/ MALLIKA SRINIVASAN *	Director	February 25, 2022
Mallika Srinivasan
	/s/ MATTHEW TSIEN *	Director	February 25, 2022
Matthew Tsien

*By:	/s/ ANDREW H. BECK		February 25, 2022
Andrew H. Beck
Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 15 (A)(2)
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2021

SCHEDULE II

AGCO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged to Costs and Expenses	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2021
Allowances for doubtful accounts	$36.4	$0.2	$0.5	$(2.8)	$(1.7)	$32.6
Year ended December 31, 2020
Allowances for doubtful accounts	$28.8	$—	$14.5	$(6.8)	$(0.1)	$36.4
Year ended December 31, 2019
Allowances for doubtful accounts	$31.7	$—	$5.8	$(8.3)	$(0.4)	$28.8

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Reversal of Accrual	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2021
Accruals of severance, relocation and other closure costs	$16.8	$19.9	$(2.3)	$(19.1)	$(0.6)	$14.7
Year ended December 31, 2020
Accruals of severance, relocation and other closure costs	$4.8	$17.6	$(0.4)	$(5.1)	$(0.1)	$16.8
Year ended December 31, 2019
Accruals of severance, relocation and other closure costs	$7.1	$6.1	$(0.7)	$(7.3)	$(0.4)	$4.8

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged (Credited) to Costs and Expenses(1)	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2021
Deferred tax valuation allowance	$181.0	$0.4	$(130.8)	$—	$(3.3)	$47.3
Year ended December 31, 2020
Deferred tax valuation allowance	$169.1	$0.9	$28.7	$—	$(17.7)	$181.0
Year ended December 31, 2019
Deferred tax valuation allowance	$83.9	$—	$87.1	$—	$(1.9)	$169.1

(1) There were no amounts credited or charged through other comprehensive income during 2021. Amounts credited through other comprehensive income (loss) during the years ended December 31, 2020 and 2019 were approximately $12.4 million and approximately $2.5 million, respectively.