Form 10-Q
period 2022-03-31
AGCO CORP /DE
filed 2022-05-10
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 5, 2022, there were 74,543,687 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$655.7	$889.1
Accounts and notes receivable, net	1,108.2	991.5
Inventories, net	3,259.7	2,593.7
Other current assets	613.4	539.8
Total current assets	5,637.0	5,014.1
Property, plant and equipment, net	1,463.6	1,464.8
Right-of-use lease assets	163.9	154.1
Investments in affiliates	423.2	413.5
Deferred tax assets	186.4	169.3
Other assets	300.9	293.3
Intangible assets, net	396.8	392.2
Goodwill	1,304.7	1,280.8
Total assets	$9,876.5	$9,182.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2.1	$2.1
Short-term borrowings	93.2	90.8
Accounts payable	1,276.4	1,078.3
Accrued expenses	1,844.0	2,062.2
Other current liabilities	219.5	221.2
Total current liabilities	3,435.2	3,454.6
Long-term debt, less current portion and debt issuance costs	1,899.4	1,411.2
Operating lease liabilities	125.8	115.5
Pension and postretirement health care benefits	208.7	209.0
Deferred tax liabilities	113.6	116.9
Other noncurrent liabilities	418.9	431.1
Total liabilities	6,201.6	5,738.3
Commitments and contingencies (Note 18)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2022 and 2021	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 74,542,772 and 74,441,312 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	0.7	0.7
Additional paid-in capital	2.9	3.9
Retained earnings	5,306.2	5,182.2
Accumulated other comprehensive loss	(1,635.0)	(1,770.9)
Total AGCO Corporation stockholders’ equity	3,674.8	3,415.9
Noncontrolling interests	0.1	27.9
Total stockholders’ equity	3,674.9	3,443.8
Total liabilities and stockholders’ equity	$9,876.5	$9,182.1
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Net sales	$2,685.7	$2,378.7
Cost of goods sold	2,054.4	1,808.2
Gross profit	631.3	570.5
Selling, general and administrative expenses	271.1	260.6
Operating expenses:
Engineering expenses	100.3	96.3
Amortization of intangibles	15.3	17.5
Impairment charges	36.0	—
Restructuring expenses	3.0	1.3
Bad debt expense (credit)	1.6	(0.4)
Income from operations	204.0	195.2
Interest expense, net	0.4	3.4
Other expense, net	17.5	11.5
Income before income taxes and equity in net earnings of affiliates	186.1	180.3
Income tax provision	60.2	43.6
Income before equity in net earnings of affiliates	125.9	136.7
Equity in net earnings of affiliates	11.1	14.7
Net income	137.0	151.4
Net loss (income) attributable to noncontrolling interests	14.8	(0.6)
Net income attributable to AGCO Corporation and subsidiaries	$151.8	$150.8
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$2.03	$2.00
Diluted	$2.03	$1.99
Cash dividends declared and paid per common share	$0.20	$0.16
Weighted average number of common and common equivalent shares outstanding:
Basic	74.6	75.3
Diluted	74.9	75.9
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in millions)

	Three Months Ended March 31,
	2022	2021
Net income	$137.0	$151.4
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	138.3	(47.3)
Defined benefit pension plans, net of tax	1.7	35.1
Deferred gains and losses on derivatives, net of tax	(3.3)	4.7
Other comprehensive income (loss), net of reclassification adjustments	136.7	(7.5)
Comprehensive income	273.7	143.9
Comprehensive loss (income) attributable to noncontrolling interests	14.0	(0.2)
Comprehensive income attributable to AGCO Corporation and subsidiaries	$287.7	$143.7

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$137.0	$151.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	54.7	54.8
Amortization of intangibles	15.3	17.5
Stock compensation expense	7.0	6.8
Impairment charges	36.0	—
Equity in net earnings of affiliates, net of cash received	(11.1)	(14.7)
Deferred income tax (benefit) provision	(5.0)	4.1
Other	(8.8)	1.9
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(113.3)	(232.3)
Inventories, net	(595.2)	(466.1)
Other current and noncurrent assets	(48.7)	(45.8)
Accounts payable	193.4	296.7
Accrued expenses	(219.5)	(175.7)
Other current and noncurrent liabilities	(18.3)	86.1
Total adjustments	(713.5)	(466.7)
Net cash used in operating activities	(576.5)	(315.3)
Cash flows from investing activities:
Purchases of property, plant and equipment	(66.3)	(63.5)
Proceeds from sale of property, plant and equipment	0.3	0.1
Investments in unconsolidated affiliates	(0.1)	(0.1)
Purchase of businesses, net, and net of cash acquired	(61.9)	(0.8)
Other	—	(2.5)
Net cash used in investing activities	(128.0)	(66.8)
Cash flows from financing activities:
Proceeds from indebtedness	980.7	195.3
Repayments of indebtedness	(459.1)	(416.8)
Payment of dividends to stockholders	(14.9)	(12.0)
Payment of minimum tax withholdings on stock compensation	(16.0)	(26.5)
Distributions to noncontrolling interest	(11.6)	—
Net cash provided by (used in) financing activities	479.1	(260.0)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(8.0)	(23.3)
Decrease in cash, cash equivalents and restricted cash	(233.4)	(665.4)
Cash, cash equivalents and restricted cash, beginning of period	889.1	1,119.1
Cash, cash equivalents and restricted cash, end of period	$655.7	$453.7
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION

    The condensed consolidated financial statements of AGCO Corporation and its subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, comprehensive income (loss) and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Results for interim periods are not necessarily indicative of the results for the year. Certain prior period amounts have been reclassified to conform to the current period presentation.

    The Company cannot predict the future impact of the COVID-19 pandemic on its business, including any related impacts on the global economic and political environments, market demand for its products, supply chain disruptions, possible workforce unavailability, exchange rates, commodity prices and availability of financing, and their impact to the Company’s net sales, production volumes, costs and overall financial conditions.

New Accounting Pronouncements to be Adopted
    In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected versus incurred credit losses for financial assets. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which delays the effective date of ASU 2016-13 for smaller reporting companies and other non-SEC reporting entities. This applies to the Company’s equity method finance joint ventures, which are now required to adopt ASU 2016-13 for annual periods beginning after December 15, 2022 and interim periods within those annual periods. The standard, and its subsequent modification, likely will impact the results of operations and financial condition of the Company’s finance joint ventures. Therefore, adoption of the standard by the Company’s finance joint ventures likely will impact the Company’s “Investments in affiliates” and “Equity in net earnings of affiliates.” The Company’s finance joint ventures currently are evaluating the impact of ASU 2016-13 to their results of operations and financial condition.
    In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance,” which improves the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity's financial statements. This guidance will be effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the Company's annual disclosures.

    Additionally, the Company will adopt the following pronouncement, effective for fiscal years beginning after December 15, 2022, which is not expected to have a material impact the Company's results of operations, financial condition and cash flows.
•ASU 2021-08 – “Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

2.     ACQUISITIONS

    On May 2, 2022, the Company acquired JCA Industries, Inc. (“JCA”) for 63.0 million Canadian dollars (or approximately $49.2 million as of May 2, 2022). JCA is located in Winnipeg, Manitoba, Canada, and specializes in the design of electronic systems and software development to automate and control agricultural equipment. The Company is in the process of determining the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed.

    On January 1, 2022, the Company acquired Appareo Systems, LLC (“Appareo”) for approximately $61.9 million, net of approximately $0.5 million of cash. As a result of the acquisition of the remaining 50% interest in IAS, the Company's previous operating joint venture with Appareo, the Company recorded a gain of approximately $3.4 million on the remeasurement of the previously held equity interest within “Other expense, net” in the Company's Condensed Consolidated Statements of Operations. The fair value of the previously held 50% interest in the joint venture as of the acquisition date was approximately $11.2 million. Appareo is headquartered in Fargo, North Dakota and offers engineering, manufacturing, and technology for end-to-end product development. The Company allocated the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, other current and noncurrent assets, assets held for sale, lease right-of-use assets and liabilities, accounts payable, accrued expenses, other current and noncurrent liabilities, property, plant and equipment, as well as customer relationship, technology, non-competition agreements and trademark identifiable intangible assets. The Company recorded approximately $20.5 million of goodwill associated with the acquisition. The results of operations of Appareo have been included in the Company’s Condensed Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s North America geographical reportable segment. Proforma financial information related to the acquisition of Appareo was not material to the Company’s results of operations.

    The preliminary estimate of acquired identifiable intangible assets of Appareo as of the date of the acquisition are summarized in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Customer relationships	$9.8	12 years
Technology	6.3	9 years
Trademarks	4.9	10 years
Non-competition agreements	1.4	5 years
	$22.4

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

3.    RESTRUCTURING EXPENSES AND IMPAIRMENT CHARGES

Restructuring Expenses

    In recent years, the Company has announced and initiated several actions to rationalize employee headcount in various manufacturing facilities and administrative offices located in the U.S., Europe, South America, Africa and China in order to reduce costs. Restructuring expenses activity during the three months ended March 31, 2022 is summarized as follows (in millions):

	Employee Severance	Other Related Closure Costs	Total
Balance as of December 31, 2021	$14.5	$0.2	$14.7
First quarter 2022 provision	3.0	—	3.0
First quarter 2022 cash activity	(3.4)	—	(3.4)
Foreign currency translation	(0.3)	0.1	(0.2)
Balance as of March 31, 2022	$13.8	$0.3	$14.1

Impairment Charges

    In light of the current conflict between Russia and Ukraine, during the three months ended March 31, 2022, the Company assessed the fair value of its gross assets related to the joint ventures operating in Russia for potential impairment and recorded asset impairment charges of approximately $36.0 million, reflected as “Impairment charges” in its Condensed Consolidated Statements of Operations, with an offsetting benefit of approximately $12.2 million included within “Net loss (income) attributable to noncontrolling interests.” In addition, during the three months ended March 31, 2022, the Company recorded a write-down of its investment in its Russian finance joint venture of approximately $4.8 million, reflected within “Equity in net earnings of affiliates” in its Condensed Consolidated Statements of Operations.

4.    STOCK COMPENSATION PLANS

    The Company recorded stock compensation expense as follows for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021
Cost of goods sold	$0.3	$0.3
Selling, general and administrative expenses	6.7	6.5
Total stock compensation expense	$7.0	$6.8

Stock Incentive Plan

    Under the Company’s Long-Term Incentive Plan (the “Plan”), up to 10,000,000 shares of AGCO common stock may be issued. As of March 31, 2022, of the 10,000,000 shares reserved for issuance under the Plan, 3,823,268 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The Plan allows the Company, under the direction of the Board of Directors’ Talent and Compensation Committee, to make grants of performance shares, stock appreciation rights, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Long-Term Incentive Plan and Related Performance Awards

    The weighted average grant-date fair value of performance awards granted under the Plan during the three months ended March 31, 2022 and 2021 was $124.12 and $123.26, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    During the three months ended March 31, 2022, the Company granted 274,566 performance awards related to varying performance periods. The awards granted assume the maximum target levels of performance are achieved. The compensation expense associated with all awards granted under the Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved. The 2022 and 2021 grants of performance award shares are subject to a total shareholder return modifier.

    Performance award transactions during the three months ended March 31, 2022 are presented as if the Company were to achieve its maximum levels of performance and assume the 2022 and 2021 performance awards subject to the total shareholder return modifier are achieved at target levels under the plan awards, and were as follows:

Shares awarded but not earned at January 1	514,714
Shares awarded	274,566
Shares forfeited	(8,780)
Shares vested	(2,534)
Shares awarded but not earned at March 31	777,966

    As of March 31, 2022, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was approximately $46.0 million, and the weighted average period over which it is expected to be recognized is approximately two and one-half years. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

Restricted Stock Unit Awards

    The weighted average grant-date fair value of the restricted stock units (“RSUs”) granted under the Plan during the three months ended March 31, 2022 and 2021 was $117.08 and $113.63, respectively.

    During the three months ended March 31, 2022, the Company granted 91,583 RSU awards. RSUs granted in 2022 and 2021 entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. The 2020 grant of RSU’s to certain executives has a three-year cliff vesting requirement subject to adjustment based on a total shareholder return modifier relative to the Company's defined peer group. The compensation expense associated with these awards is being amortized ratably over the requisite service period for the awards that are expected to vest.

    RSU transactions during the three months ended March 31, 2022 assume the 2020 RSUs subject to the total shareholder return modifier are achieved at target levels, and were as follows:

RSUs awarded but not vested at January 1	159,228
RSUs awarded	91,583
RSUs forfeited	(2,400)
RSUs vested	(65,025)
RSUs awarded but not vested at March 31	183,386

    As of March 31, 2022, the total compensation cost related to the unvested RSUs not yet recognized was approximately $17.0 million, and the weighted average period over which it is expected to be recognized is approximately one and one-half years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Stock-Settled Appreciation Rights

    The compensation expense associated with the stock-settled appreciation rights (“SSARs”) is amortized ratably over the requisite service period for the awards that are expected to vest. The Company estimates the fair value of the grants using the Black-Scholes option pricing model. SSAR transactions during the three months ended March 31, 2022 were as follows:

SSARs outstanding at January 1	194,611
SSARs granted	—
SSARs exercised	(38,051)
SSARs canceled or forfeited	—
SSARs outstanding at March 31	156,560

    The Company did not grant any SSARs during the three months ended March 31, 2022, and does not currently anticipate granting any SSARs in the future. As of March 31, 2022, the total compensation cost related to the unvested SSARs not yet recognized was approximately $0.7 million, and the weighted average period over which it is expected to be recognized is approximately one and one-half years.

Director Restricted Stock Grants

    The Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The 2022 grant was made on April 28, 2022 and equated to 11,664 shares of common stock, of which 10,301 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.5 million during the three months ended June 30, 2022 associated with these grants.

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill during the three months ended March 31, 2022 are summarized as follows (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Balance as of December 31, 2021	$609.6	$81.7	$469.5	$120.0	$1,280.8
Acquisition	20.5	—	—	—	20.5
Foreign currency translation	0.1	14.1	(9.5)	(1.3)	3.4
Balance as of March 31, 2022	$630.2	$95.8	$460.0	$118.7	$1,304.7

    Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Changes in the carrying amount of acquired intangible assets during the three months ended March 31, 2022 are summarized as follows (in millions):

Gross carrying amounts:	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Balance as of December 31, 2021	$189.0	$568.6	$139.9	$7.0	$904.5
Acquisition	6.3	9.8	6.3	—	22.4
Foreign currency translation	(1.3)	0.9	(1.5)	0.1	(1.8)
Balance as of March 31, 2022	$194.0	$579.3	$144.7	$7.1	$925.1

Accumulated amortization:	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Balance as of December 31, 2021	$93.1	$409.7	$94.7	$1.5	$599.0
Amortization expense	3.4	9.5	2.4	—	15.3
Foreign currency translation	(0.4)	1.4	(1.2)	0.1	(0.1)
Balance as of March 31, 2022	$96.1	$420.6	$95.9	$1.6	$614.2

Indefinite-lived intangible assets:	Trademarks and Tradenames
Balance as of December 31, 2021	$86.7
Foreign currency translation	(0.8)
Balance as of March 31, 2022	$85.9

    The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from three to 50 years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

6.    INDEBTEDNESS

    Long-term debt consisted of the following at March 31, 2022 and December 31, 2021 (in millions):

	March 31, 2022	December 31, 2021
Credit facility, expires 2023	$600.0	$—
1.002% Senior term loan due 2025	277.3	283.7
Senior term loans due between 2023 and 2028	355.5	445.9
0.800% Senior notes due 2028	665.6	680.8
Other long-term debt	7.5	7.7
Debt issuance costs	(4.4)	(4.8)
	1,901.5	1,413.3
Current portion of other long-term debt	(2.1)	(2.1)
Total long-term indebtedness, less current portion	$1,899.4	$1,411.2

Short-term Credit Facility

    In April 2022, the Company entered into a short-term revolving credit facility of €225.0 million with Coöperatieve Rabobank U.A., or “Rabobank.” The €225.0 million (or approximately $240.0 million) was borrowed on April 26, 2022, with a maturity date of March 31, 2023. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) the secured overnight financing rate (“SOFR”) for borrowings denominated in U.S. dollars or Euro Interbank Offered Rate (“EURIBOR”) for borrowings denominated in Euros plus a margin of 0.75%, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, or (iii) one-month adjusted term SOFR plus 1.0%, plus a margin of 0.75%. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

0.800% Senior Notes Due 2028

    On October 6, 2021, the Company issued €600.0 million (or approximately $665.6 million as of March 31, 2022) of senior notes at an issue price of 99.993%. The notes mature on October 6, 2028, and interest is payable annually, in arrears, at 0.800%. The notes contain covenants restricting, among other things, the incurrence of certain secured indebtedness. The senior notes are subject to both optional and mandatory redemption in certain events.

Credit Facility

    In October 2018, the Company entered into a multi-currency revolving credit facility of $800.0 million. The credit facility expires on October 17, 2023. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on the Company’s credit rating. As of March 31, 2022 the Company had $600.0 million of outstanding borrowings under the revolving credit facility and had the ability to borrow approximately $200.0 million under the revolving credit facility. During April 2022, the Company borrowed $200.0 million under its revolving credit facility. As of December 31, 2021 the Company had no outstanding borrowings under the revolving credit facility and had the ability to borrow approximately $800.0 million under the facility.

    On April 9, 2020, the Company entered into an amendment to its credit facility to include incremental term loans (“2020 term loans”) that allow the Company to borrow aggregate principal amounts of €235.0 million and $267.5 million (or an aggregate of approximately $528.2 million as of March 31, 2022). Amounts can be drawn incrementally at any time prior to maturity, but must be drawn down proportionately. Amounts drawn must be in a minimum principal amount of $100.0 million and integral multiples of $50.0 million in excess thereof. Once amounts have been repaid, those amounts are not permitted to be re-drawn. The maturity date of the 2020 term loans was April 8, 2022. On April 15, 2020, the Company borrowed €117.5 million and $133.8 million of 2020 term loans. There were no other borrowings on the 2020 term loans subsequent to

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

the initial borrowings in April 2020. On February 16, 2021, the Company repaid the 2020 term loans of €117.5 million and $133.8 million (or an aggregate of approximately $276.0 million as of February 16, 2021). As of March 31, 2022, the Company had the ability to borrow €117.5 million and $133.7 million (or an aggregate of approximately $264.0 million) of the 2020 term loans.

    As described above, the Company’s credit facility allows it to select from among various interest rate options. Due to the phase-out of LIBOR, LIBOR-based rates no longer will be available for borrowings denominated in U.S. dollars after December 31, 2022, and already are not available for loans denominated in other currencies. The interest rates reflected in the Company’s credit facility were designed to accommodate the discontinuation of LIBOR-based rates and a shift to SOFR or a base rate, and, as such, the Company does not believe that moving to other rates will have a materially adverse effect on the Company’s results of operations or financial position. In addition, the credit facility agreement also provides for an expedited amendment process once a replacement for LIBOR is established, which the Company may elect to utilize to add additional interest-rate alternatives.

1.002% Senior Term Loan Due 2025

    On January 25, 2019, the Company borrowed €250.0 million (or approximately $277.3 million as of March 31, 2022) from the European Investment Bank. The loan matures on January 24, 2025. The Company is permitted to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears.

Senior Term Loans Due Between 2023 and 2028

    In October 2016, the Company borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements, and in August 2018, the Company borrowed an additional aggregate amount of €338.0 million through a group of another seven related term loan agreements. Of the 2016 term loans, the Company repaid an aggregate amount of €56.0 million (or approximately $61.1 million) upon maturity of two term loan agreements in October 2019. Additionally, the Company repaid €192.0 million (or approximately $223.8 million as of October 19, 2021) upon maturity of two 2016 senior term loans in October 2021. In August 2021, prior to the issuance of the senior notes due 2028, the Company repaid two of its 2018 senior term loans upon maturity with an aggregate amount of €72.0 million (or approximately $85.5 million as of August 1, 2021). On February 1, 2022, the Company repaid €72.5 million (or approximately $81.7 million) of one of its 2018 senior term loans due August 2023 with existing cash on hand.

    In aggregate, as of March 31, 2022, the Company had indebtedness of €320.5 million (or approximately $355.5 million as of March 31, 2022) through a group of seven remaining related term loan agreements. The provisions of the term loan agreements are substantially identical, with the exception of interest rate terms and maturities. As of March 31, 2022, for the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 0.90% to 2.26% and maturity dates between August 2023 and August 2028. For the term loans with a floating interest rate, interest is payable in arrears on a semi-annual basis, with interest rates based on the EURIBOR plus a margin ranging from 1.10% to 1.25% and maturity dates between October 2023 and August 2025.

Short-Term Borrowings

    As of March 31, 2022 and December 31, 2021, the Company had short-term borrowings due within one year of approximately $93.2 million and $90.8 million, respectively.

Standby Letters of Credit and Similar Instruments

    The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At both March 31, 2022 and December 31, 2021, outstanding letters of credit totaled approximately $14.6 million.

7.    RECOVERABLE INDIRECT TAXES

    The Company’s Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from the Company’s sales in the Brazilian market. The Company regularly assesses the recoverability of these tax credits, and

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

establishes reserves when necessary against them, through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from the Company’s ongoing operations. The Company believes that these tax credits, net of established reserves, are realizable. The Company had recorded approximately $142.3 million and $114.4 million, respectively, of VAT tax credits, net of reserves, as of March 31, 2022 and December 31, 2021.

8.    INVENTORIES

    Inventories at March 31, 2022 and December 31, 2021 were as follows (in millions):

	March 31, 2022	December 31, 2021
Finished goods	$857.1	$718.2
Repair and replacement parts	747.0	697.8
Work in process	593.0	282.8
Raw materials	1,062.6	894.9
Inventories, net	$3,259.7	$2,593.7

9.    PRODUCT WARRANTY

    The warranty reserve activity for the three months ended March 31, 2022 and 2021, including deferred revenue associated with the Company's extended warranties that have been sold, was as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$592.5	$521.8
Accruals for warranties issued during the period	83.3	93.3
Settlements made (in cash or in kind) during the period	(57.7)	(55.3)
Foreign currency translation	(3.6)	(17.8)
Balance at March 31	$614.5	$542.0

    The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $519.6 million, $492.7 million and $450.0 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively. Approximately $94.9 million, $99.8 million and $92.0 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2022, December 31, 2021, and March 31, 2021, respectively.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    A reconciliation of net income attributable to AGCO Corporation and subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three months ended March 31, 2022 and 2021 is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2022	2021
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$151.8	$150.8
Weighted average number of common shares outstanding	74.6	75.3
Basic net income per share attributable to AGCO Corporation and subsidiaries	$2.03	$2.00
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$151.8	$150.8
Weighted average number of common shares outstanding	74.6	75.3
Dilutive SSARs, performance share awards and RSUs	0.3	0.6
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	74.9	75.9
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$2.03	$1.99

    There were no SSARs outstanding for the three months ended March 31, 2022 and 2021 that had an antidilutive impact.

11.    INCOME TAXES

    At March 31, 2022 and December 31, 2021, the Company had approximately $256.5 million and $246.4 million, respectively, of gross unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. Gross unrecognized income tax benefits as of March 31, 2022 and December 31, 2021 exclude certain indirect favorable effects that relate to other tax jurisdictions of approximately $61.5 million and $70.2 million, respectively. In addition, the gross unrecognized income tax benefits as of March 31, 2022 and December 31, 2021 exclude certain deposits made in a foreign jurisdiction of approximately $46.8 million and $6.7 million, respectively, associated with an ongoing audit. At March 31, 2022 and December 31, 2021, the Company had approximately $12.7 million and $40.1 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months, reflected in “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheets. At March 31, 2022 and December 31, 2021, the Company had approximately $234.3 million and $196.7 million, respectively, of accrued taxes and approximately $9.5 million and $9.6 million, respectively, of deferred taxes related to uncertain tax positions that it expects to settle or pay beyond 12 months, reflected in “Other noncurrent liabilities” and “Deferred tax liabilities,” respectively, in the Company’s Condensed Consolidated Balance Sheets. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At March 31, 2022 and December 31, 2021, the Company had accrued interest and penalties related to unrecognized tax benefits of approximately $31.7 million and $32.7 million, respectively. Generally, tax years 2016 through 2021 remain open to examination by taxing authorities in the United States and certain other foreign tax jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in the United States and in various state, local and foreign jurisdictions. As of March 31, 2022, a number of income tax examinations in foreign jurisdictions are ongoing.

    The Company maintains a valuation allowance to fully reserve against its net deferred tax assets in certain foreign jurisdictions. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company regularly assesses the likelihood that its deferred tax assets will be recovered from estimated future taxable income and available tax planning strategies and has determined that all adjustments to the valuation allowances have been appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize its remaining net deferred tax assets, net of the valuation allowance, in future years.

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

    During 2022 and 2021, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was approximately $235.9 million as of March 31, 2022. The Company did not have any derivatives that were designated as cash flow hedges related to foreign currency contracts as of December 31, 2021.

Steel Commodity Contracts

    During 2022 and 2021, the Company designated certain steel commodity contracts as cash flow hedges of expected future purchases of steel. The total notional value of derivatives that were designated as cash flow hedges was approximately $21.6 million and $31.9 million as of March 31, 2022 and December 31, 2021, respectively.

    The following tables summarize the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and net income during the three months ended March 31, 2022 and 2021 (in millions):

		Recognized in Net Income
Three Months Ended March 31,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2022
Foreign currency contracts(1)	$(3.8)	Cost of goods sold	$(0.1)	$2,054.4
Commodity contracts(2)	1.4	Cost of goods sold	1.0	$2,054.4
Total	$(2.4)		$0.9
2021
Foreign currency contracts	$(6.8)	Cost of goods sold	$(3.7)	$1,808.2
Commodity contracts	7.8	Cost of goods sold	—	1,808.2
Total	$1.0		$(3.7)

(1) The outstanding contracts as of March 31, 2022 range in maturity through December 2022.
(2) The outstanding contracts as of March 31, 2022 range in maturity through August 2022.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended March 31, 2022 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2021	$(0.5)	$(0.1)	$(0.4)
Net changes in fair value of derivatives	(3.1)	(0.7)	(2.4)
Net gains reclassified from accumulated other comprehensive loss into income	(1.2)	(0.3)	(0.9)
Accumulated derivative net losses as of March 31, 2022	$(4.8)	$(1.1)	$(3.7)

    As of March 31, 2022, approximately $2.4 million of derivatives net losses, before taxes, remain in accumulated other comprehensive loss held by the Company related to commodity contracts, as the inventory associated with the losses had not yet been sold.

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

    On January 29, 2021, the Company entered into a new cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap has an expiration date of January 29, 2028. At maturity of the cross currency swap contract, the Company will deliver the notional amount of approximately €247.9 million (or approximately $275.0 million as of March 31, 2022) and will receive $300.0 million from the counterparties. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until the maturity of the cross currency swap.

    The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	March 31, 2022	December 31, 2021
Cross currency swap contract	$300.0	$300.0

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the changes in the fair value of the cross currency swap contract designated as a net investment hedge during the three months ended March 31, 2022 and 2021 (in millions):

	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Three Months Ended
	Before-Tax Amount	Income Tax	After-Tax Amount
March 31, 2022	$4.2	$1.1	$3.1
March 31, 2021	(4.1)	—	(4.1)

Derivative Transactions Not Designated as Hedging Instruments

    During 2022 and 2021, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of March 31, 2022 and December 31, 2021, the Company had outstanding foreign currency contracts with a notional amount of approximately $3,360.9 million and $3,681.9 million, respectively.

    The following table summarizes the impact that changes in the fair value of derivatives not designated as hedging instruments had on net income (in millions):

		(Loss) Gain Recognized in Net Income for the Three Months Ended
	Classification of (Loss) Gain	March 31, 2022	March 31, 2021
Foreign currency contracts	Other expense, net	$(13.8)	$34.4

    The table below sets forth the fair value of derivative instruments as of March 31, 2022 (in millions):

	Asset Derivatives as of March 31, 2022		Liability Derivatives as of March 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.3	Other current liabilities	$6.3
Commodity contracts	Other current assets	3.2	Other current liabilities	0.7
Cross currency swap contract	Other noncurrent assets	16.7	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts(1)	Other current assets	10.9	Other current liabilities	22.7
Total derivative instruments		$32.1		$29.7
(1) The outstanding contracts as of March 31, 2022 range in maturity through October 2022.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The table below sets forth the fair value of derivative instruments as of December 31, 2021 (in millions):

	Asset Derivatives as of December 31, 2021		Liability Derivatives as of December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Other current liabilities	$—
Commodity contracts	Other current assets	0.2	Other current liabilities	2.0
Cross currency swap contract	Other noncurrent assets	12.5	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts(1)	Other current assets	15.1	Other current liabilities	5.1
Total derivative instruments		$27.8		$7.1
(1) The outstanding contracts as of December 31, 2021 range in maturity through October 2022.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

13.    CHANGES IN STOCKHOLDERS’ EQUITY

    The following tables set forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three months ended March 31, 2022 and 2021 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2021	$0.7	$3.9	$5,182.2	$(1,770.9)	$27.9	$3,443.8
Stock compensation	—	7.0	—	—	—	7.0
Issuance of stock awards	—	(7.0)	(12.9)	—	—	(19.9)
SSARs exercised	—	(1.0)	—	—	—	(1.0)
Comprehensive income:
Net income (loss)	—	—	151.8	—	(14.8)	137.0
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	137.5	0.8	138.3
Defined benefit pension plans, net of tax	—	—	—	1.7	—	1.7
Deferred gains and losses on derivatives, net of tax	—	—	—	(3.3)	—	(3.3)
Payment of dividends to stockholders	—	—	(14.9)	—	—	(14.9)
Distributions to noncontrolling interest	—	—	—	—	(13.8)	(13.8)
Balance, March 31, 2022	$0.7	$2.9	$5,306.2	$(1,635.0)	$0.1	$3,674.9

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2020	$0.8	$30.9	$4,759.1	$(1,810.8)	$38.0	$3,018.0
Stock compensation	—	6.8	—	—	—	6.8
Issuance of stock awards	—	(29.5)	—	—	—	(29.5)
SSARs exercised	—	(2.5)	—	—	—	(2.5)
Comprehensive income:
Net income	—	—	150.8	—	0.6	151.4
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(46.9)	(0.4)	(47.3)
Defined benefit pension plans, net of tax	—	—	—	35.1	—	35.1
Deferred gains and losses on derivatives, net of tax	—	—	—	4.7	—	4.7
Payment of dividends to stockholders	—	—	(12.0)	—	—	(12.0)
Balance, March 31, 2021	$0.8	$5.7	$4,897.9	$(1,817.9)	$38.2	$3,124.7

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Total comprehensive (loss) income attributable to noncontrolling interests for the three months ended March 31, 2022 and 2021 was as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(14.8)	$0.6
Other comprehensive income (loss):
Foreign currency translation adjustments	0.8	(0.4)
Total comprehensive (loss) income	$(14.0)	$0.2

    The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the three months ended March 31, 2022 (in millions):

	Defined Benefit Pension Plans	Deferred Net (Losses) Gains on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2021	$(230.4)	$(0.4)	$(1,540.1)	$(1,770.9)
Other comprehensive income (loss) before reclassifications	—	(2.4)	137.5	135.1
Net losses (gains) reclassified from accumulated other comprehensive loss	1.7	(0.9)	—	0.8
Other comprehensive income (loss), net of reclassification adjustments	1.7	(3.3)	137.5	135.9
Accumulated other comprehensive loss, March 31, 2022	$(228.7)	$(3.7)	$(1,402.6)	$(1,635.0)

    The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three months ended March 31, 2022 and 2021 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31, 2022(1)	Three Months Ended March 31, 2021(1)
Derivatives:
Net losses on foreign currency contracts	$0.1	$3.4	Cost of goods sold
Net gains on commodity contracts	$(1.3)	$—	Cost of goods sold
Reclassification before tax	(1.2)	3.4
	0.3	0.3	Income tax provision
Reclassification net of tax	$(0.9)	$3.7

Defined benefit pension plans:
Amortization of net actuarial losses	$2.2	$4.0	Other expense, net(2)
Amortization of prior service cost	0.2	0.5	Other expense, net(2)
Reclassification before tax	2.4	4.5
	(0.7)	(0.6)	Income tax provision
Reclassification net of tax	$1.7	$3.9

Net losses reclassified from accumulated other comprehensive loss	$0.8	$7.6
(1) Losses (gains) included within the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, respectively.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 15 for additional information on the Company’s defined benefit pension plans.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Share Repurchase Program

    In November 2021, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase an aggregate of $60.0 million shares of its common stock. The Company received 393,733 shares in this transaction as of December 31, 2021. On January 19, 2022, the Company received an additional 113,824 shares upon final settlement of its November 2021 ASR agreement. All shares received under the ASR agreement discussed above were retired upon receipt and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets.

    As of March 31, 2022, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $110.0 million, which has no expiration date.

Dividends

    On April 28, 2022, the Company's Board of Directors approved an increase to its quarterly dividend commencing in the second quarter of 2022 by 20% to $0.24 per common share and declared a special dividend of $4.50 per common share that will be paid during the second quarter of 2022.

14.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

    The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. As of March 31, 2022 and December 31, 2021, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.2 billion and $1.3 billion, respectively.

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

    In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. As of March 31, 2022 and December 31, 2021, the cash received from these arrangements was approximately $181.2 million and $215.4 million, respectively.

    Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $7.9 million and $4.6 million for the three months ended March 31, 2022 and 2021, respectively.

    The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of March 31, 2022 and December 31, 2021, these finance joint ventures had approximately $87.8 million and $82.1 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company accounts for these arrangements as off-balance sheet transactions.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

15.    PENSION AND POSTRETIREMENT BENEFIT PLANS

    Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three months ended March 31, 2022 and 2021 are set forth below (in millions):

	Three Months Ended March 31,
Pension benefits	2022	2021
Service cost	$3.3	$4.1
Interest cost	4.0	3.2
Expected return on plan assets	(4.6)	(7.8)
Amortization of net actuarial losses	2.2	4.0
Amortization of prior service cost	0.1	0.5
Curtailment(1)	—	(1.2)
Net periodic pension cost	$5.0	$2.8
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

	Three Months Ended March 31,
Postretirement benefits	2022	2021
Service cost	$0.1	$0.1
Interest cost	0.2	0.2
Amortization of prior service cost	0.1	—
Net periodic postretirement benefit cost	$0.4	$0.3

    The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations.

    The following table summarizes the activity in accumulated other comprehensive loss related to the Company's defined pension and postretirement benefit plans during the three months ended March 31, 2022 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss, December 31, 2021	$(302.4)	$(72.0)	$(230.4)
Amortization of net actuarial losses	2.2	0.6	1.6
Amortization of prior service cost	0.2	0.1	0.1
Accumulated other comprehensive loss as of March 31, 2022	$(300.0)	$(71.3)	$(228.7)

    During the three months ended March 31, 2022, the Company made approximately $10.6 million of contributions to its defined pension benefit plans. The Company currently estimates its minimum contributions for 2022 to its defined pension benefit plans will aggregate approximately $36.4 million.

    During the three months ended March 31, 2022, the Company made approximately $0.3 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.5 million of contributions to its postretirement health care and life insurance benefit plans during 2022.

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

    Assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 are summarized below (in millions):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$32.1	$—	$32.1
Derivative liabilities	—	29.7	—	29.7

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$27.8	$—	$27.8
Derivative liabilities	—	7.1	—	7.1

    The carrying amounts of long-term debt under the Company’s 1.002% senior term loan due 2025 and senior term loans due between 2023 and 2028 approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At March 31, 2022, the estimated fair value of the Company's 0.800% senior notes due 2028, based on listed market values, was approximately €541.7 million (or approximately $600.9 million as of March 31, 2022), compared to the carrying value of €600.0 million (or approximately $665.6 million as of March 31, 2022). See Note 6 for additional information on the Company’s long-term debt.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

17.    SEGMENT REPORTING

    The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are generally charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 2022 and 2021 and assets as of March 31, 2022 and December 31, 2021 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended March 31,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
2022
Net sales	$701.0	$356.4	$1,403.1	$225.2	$2,685.7
Income from operations	54.8	46.1	162.3	34.0	297.2
Depreciation	15.2	7.0	28.2	4.3	54.7
Capital expenditures	15.7	10.0	39.2	1.4	66.3
2021
Net sales	$611.1	$240.5	$1,327.2	$199.9	$2,378.7
Income from operations	74.9	16.2	144.3	21.0	256.4
Depreciation	15.6	6.6	28.4	4.2	54.8
Capital expenditures	12.3	6.6	43.5	1.1	63.5
Assets
As of March 31, 2022	$1,594.6	$1,151.3	$2,598.1	$656.1	$6,000.1
As of December 31, 2021	1,328.1	922.7	2,348.7	610.6	5,210.1

    A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended March 31,
	2022	2021
Segment income from operations	$297.2	$256.4
Impairment charges	(36.0)	—
Corporate expenses	(32.2)	(35.9)
Amortization of intangibles	(15.3)	(17.5)
Stock compensation expense	(6.7)	(6.5)
Restructuring expenses	(3.0)	(1.3)
Consolidated income from operations	$204.0	$195.2

	March 31, 2022	December 31, 2021
Segment assets	$6,000.1	$5,210.1
Cash, cash equivalents and restricted cash	655.7	889.1
Investments in affiliates	423.2	413.5
Deferred tax assets, other current and noncurrent assets	1,096.0	996.4
Intangible assets, net	396.8	392.2
Goodwill	1,304.7	1,280.8
Consolidated total assets	$9,876.5	$9,182.1

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

    At March 31, 2022, the Company has outstanding guarantees of indebtedness owed to related and third parties of approximately $24.9 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2027. Losses under such guarantees historically have been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid. The Company also has obligations to guarantee indebtedness owed to certain of its finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant, and the guarantees are not material. The Company believes the credit risk associated with these guarantees is not material.

    In addition, at March 31, 2022, the Company had accrued approximately $22.4 million of outstanding guarantees of residual values that may be owed to its finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under these guarantees is approximately $174.4 million.

Leases

    Lease payment amounts for operating and finance leases with remaining terms greater than one year as of March 31, 2022 and December 31, 2021 were as follows (in millions):

	March 31, 2022		December 31, 2021
	Operating Leases(1)	Finance Leases	Operating Leases(1)	Finance Leases
2022	$35.1	$3.4	$45.7	$4.0
2023	39.1	0.8	36.2	0.9
2024	27.6	0.5	24.5	0.6
2025	19.9	0.4	17.3	0.4
2026	14.5	0.2	12.3	0.2
Thereafter	52.3	6.4	39.1	6.3
Total lease payments	188.5	11.7	175.1	12.4
Less: imputed interest(2)	(21.0)	(2.3)	(17.3)	(2.5)
Present value of leased liabilities	$167.5	$9.4	$157.8	$9.9
(1) Operating lease payments include options to extend or terminate at the Company's sole discretion, which are included in the determination of lease term when they are reasonably certain to be exercised.
(2) Calculated for each lease using either the implicit interest rate or the incremental borrowing rate when the implicit interest rate is not readily available.

Other

    At March 31, 2022, the Company had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $3,596.8 million. The outstanding contracts as of March 31, 2022 range in maturity through December 2022. The Company also had outstanding designated steel commodity contracts with a gross notional amount of approximately $21.6 million that range in maturity through August 2022.

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

Contingencies

    In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through March 31, 2022, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $27.8 million). The amount ultimately in dispute will be significantly greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Significant changes in the balance of contract liabilities for the three months ended March 31, 2022 and 2021 were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$226.2	$172.0
Advance consideration received	43.0	57.1
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(18.6)	(13.0)
Revenue recognized during the period related to grain storage and protein production systems	(14.6)	(27.2)
Foreign currency translation	(3.6)	(2.6)
Balance at March 31	$232.4	$186.3

    The contract liabilities are classified as either “Accrued expenses” or “Other current liabilities” and “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets. During the three months ended March 31, 2022, we recognized approximately $24.0 million of revenue that was recorded as a contract liability at the beginning of 2022. During the three months ended March 31, 2021, we recognized approximately $25.7 million of revenue that was recorded as a contract liability at the beginning of 2021.

Remaining Performance Obligations

    The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2022 are $58.7 million for the remainder of 2022, $69.1 million in 2023, $42.5 million in 2024, $20.2 million in 2025 and $10.9 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Disaggregated Revenue

    Net sales for the three months ended March 31, 2022 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East(1)	Asia/Pacific/Africa	Consolidated(1)
Primary geographical markets:
United States	$570.3	$—	$—	$—	$570.3
Canada	101.1	—	—	—	101.1
South America	—	352.9	—	—	352.9
Germany	—	—	317.2	—	317.2
France	—	—	271.6	—	271.6
United Kingdom and Ireland	—	—	145.4	—	145.4
Finland and Scandinavia	—	—	197.0	—	197.0
Other Europe	—	—	438.6	—	438.6
Middle East and Algeria	—	—	33.4	—	33.4
Africa	—	—	—	36.0	36.0
Asia	—	—	—	104.6	104.6
Australia and New Zealand	—	—	—	84.6	84.6
Mexico, Central America and Caribbean	29.6	3.5	—	—	33.1
	$701.0	$356.4	$1,403.1	$225.2	$2,685.7

Major products:
Tractors	$251.9	$206.6	$915.1	$125.4	$1,499.0
Replacement parts	94.6	38.2	286.1	26.7	445.6
Grain storage and protein production systems	131.1	40.0	31.3	37.5	239.9
Combines, application equipment and other machinery	223.4	71.6	170.6	35.6	501.2
	$701.0	$356.4	$1,403.1	$225.2	$2,685.7
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

    The COVID-19 pandemic and other economic and geopolitical factors, including inflation and the conflict in Ukraine, continue to create volatility in the global economy, including employment disruptions, supply chain constraints and delays in deliveries, as well as logistics interruptions. These factors along with increasing industrial demand are negatively affecting production levels, particularly caused by delays in the receipts of parts and components. Supply chain issues of particular concern include a wide range of parts and components with a portion arising from the global semiconductor shortage. We may continue to face supplier bottlenecks and delays in all regions as well as challenges with freight logistics, and we continue to work to mitigate the impact of these issues in order to meet end-market demand.

    On May 5, 2022, we discovered that we had been subject to a ransomware cyber attack. Upon becoming aware of the attack and in order to minimize any damage to our information technology environment, we suspended the use of several key systems, which, in turn, resulted in the closing of a majority of our production sites and parts operations. Our efforts to restore our systems and business operations are ongoing. Currently we anticipate restarting some the effected production sites and parts operations at the end of the week of May 9, 2022, with the balance progressively restarting during the week of May 16, 2022, although damage from the attack could require more in-depth, and lengthy, remediation and recovery than currently is expected. We have not fully assessed the impact of the attack, although we expect to be able to mitigate its effects on our operating results by increasing production over the remainder of 2022.

RESULTS OF OPERATIONS
    For the three months ended March 31, 2022, we generated net income of approximately $151.8 million, or $2.03 per share, compared to approximately $150.8 million, or $1.99 per share, for the same period in 2021.

    Net sales during the three months ended March 31, 2022 were approximately $2,685.7 million, which were approximately 12.9% higher than the same period in 2021. This increase was primarily the result of robust end-market demand and favorable pricing during the three months ended March 31, 2022 compared to the same period in 2021. Regionally, net sales were higher in all regions for the three months ended March 31, 2022 compared to 2021.

    Income from operations for the three months ended March 31, 2022 was approximately $204.0 million compared to approximately $195.2 million for the same period in 2021. This increase was primarily the result of higher net sales and production volumes during the three months ended March 31, 2022, which helped to offset material, freight and labor cost inflation compared to the same period in 2021. Income from operations for the three months ended March 31, 2022 was also impacted by impairment charges recorded during the first quarter related to our joint ventures in Russia of approximately $36.0 million, as discussed below.

    Regionally, income from operations in our Europe/Middle East (“EME”) region increased for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to higher net sales and production volumes. In our North American region, income from operations decreased for the three months ended March 31, 2022 compared to the same period in 2021. The decrease was primarily due to a weaker sales mix primarily caused by chip-related supply chain constraints related to our Precision Planting business, as well as the impact of higher production costs. In our South American region, income from operations increased in the three months ended March 31, 2022 compared to the same period in 2021. The increase reflects significant increases in end-market demand and a favorable sales mix. In our Asia/Pacific/African (“APA”) region, income from operations increased for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to higher net sales and a richer sales mix.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Industry Market Conditions
    Agricultural commodity prices continue to support favorable farm fundamentals resulting in strong demand for machinery. Despite favorable demand, supply chain constraints and limited global industry production have negatively impacted the level of retail sales in the first quarter of 2022. Future demand for agricultural equipment will be influenced by farm income, which is a function of commodity and protein prices, crop yields and government support.

    In North America, industry unit retail sales of utility and high horsepower tractors for the first three months of 2022 decreased approximately 1% compared to the same period in 2021. Industry unit retail sales of combines for the first three months of 2022 decreased approximately 23% compared to the same period in 2021. Lower sales of smaller tractors, which declined from record levels in 2021, were partially offset by increased sales of high horsepower units. Despite continued strong demand, sales of large row-crop agricultural equipment declined from the same period in 2021 due to supply chain constraints, which limited deliveries.

    In Western Europe, industry unit retail sales of tractors decreased approximately 6% for the first three months of 2022 compared to the same period in 2021. Industry unit retail sales of combines for the first three months of 2022 decreased approximately 10% compared to the first three months of 2021. Industry retail tractor sales were restricted by supply chain challenges during the first three months of 2022 compared to the same period in 2021.

    In South America, industry unit retail sales of tractors increased approximately 9% for the first three months of 2022 compared to the same period in 2021. Industry unit retail sales of combines for the first three months of 2022 decreased approximately 3% compared to the first three months of 2021. The improved demand in tractors was primarily in Brazil and Argentina. Strong crop production levels as well as elevated commodity prices are supporting positive economic conditions for farmers who continue to replace aged fleets.

STATEMENTS OF OPERATIONS
    Net sales for the three months ended March 31, 2022 were approximately $2,685.7 million compared to approximately $2,378.7 million for the same period in 2021. The following tables set forth, for the three months ended March 31, 2022, the impacts to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended March 31,		Change		Change Due to Currency Translation
	2022	2021	$	%	$	%
Europe/Middle East	$1,403.1	$1,327.2	$75.9	5.7%	$(123.8)	(9.3)%
North America	701.0	611.1	89.9	14.7%	(1.6)	(0.3)%
South America	356.4	240.5	115.9	48.2%	15.4	6.4%
Asia/Pacific/Africa	225.2	199.9	25.3	12.7%	(9.5)	(4.8)%
	$2,685.7	$2,378.7	$307.0	12.9%	$(119.5)	(5.0)%

    Regionally, net sales in our EME region were higher during the three months ended March 31, 2022 compared to the same period in 2021. This increase was primarily due to increased net sales in many major markets, with the largest increases occurring in France and Scandinavia, offset by decreases in Russia and Ukraine. Net sales in North America increased during the three months ended March 31, 2022 compared to the same period in 2021. Higher net sales of tractors, as well as grain and protein equipment were partially offset by lower net sales of Precision Planting products. Net sales in South America increased during the three months ended March 31, 2022 compared to the same period in 2021. Net sales increased across all South American markets, primarily as a result of higher net sales of high horsepower and mid-size tractors, as well as grain and protein production equipment. In our APA region, net sales increased during the three months ended March 31, 2022 compared to the same period in 2021, primarily driven by net sales increases in Australia, Africa and Japan, partially offset by lower net sales in China.

    We estimate our worldwide average price increase was approximately 8.0% during the three months ended March 31, 2022 compared to the same prior year period. Consolidated net sales of tractors and combines, which combined comprised approximately 59.2% of our net sales for the three months ended March 31, 2022, increased approximately 17.9% compared to the same periods in 2021. Unit sales of tractors and combines increased approximately 11.7% for the three months ended

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
March 31, 2022 compared to the same period in 2021. The difference between the unit sales change and the change in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

    The following tables set forth, for the periods indicated, the percentage of net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended March 31,
	2022		2021
	$	% of Net Sales	$	% of Net Sales
Gross profit	$631.3	23.5%	$570.5	24.0%
Selling, general and administrative expenses	271.1	10.1%	260.6	11.0%
Engineering expenses	100.3	3.7%	96.3	4.0%
Amortization of intangibles	15.3	0.6%	17.5	0.7%
Impairment charges	36.0	1.3%	—	—%
Restructuring expenses	3.0	0.1%	1.3	0.1%
Bad debt expense	1.6	0.1%	(0.4)	—%
Income from operations	$204.0	7.6%	$195.2	8.2%

    Gross profit as a percentage of net sales decreased for the three months ended March 31, 2022 compared to the same period in 2021. The decrease was primarily as a result of material, freight and labor cost inflation, mostly offset by mitigating favorable pricing impacts. In addition, gross margins during the three months ended March 31, 2022 were negatively impacted by lower net sales of richer margin Precision Planting products due to chip-related supply chain constraints.

    Global production hours increased approximately 6% in the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to the high levels of market demand during the three months ended March 31, 2022. Our production facilities continue to face supply chain and logistics disruptions as well as material, labor and freight cost inflation. These disruptions have impacted our ability to produce and ship units, which has also contributed to labor inefficiencies, and resulted in higher than anticipated raw material and work in process inventory levels. We expect these factors to continue, which may impact production levels and net sales and margins in future periods.

    We recorded approximately $0.3 million of stock compensation expense within cost of goods sold during both of the three months ended March 31, 2022 and 2021. See below and refer to Note 4 to our Condensed Consolidated Financial Statements for additional information on stock compensation expense.

    Selling, general and administrative expenses (“SG&A expenses”) and engineering expenses as a percentage of net sales were lower for the three months ended March 31, 2022 compared to the same periods in 2021, driven by the increases in net sales. We recorded approximately $6.7 million of stock compensation expense within SG&A expenses during the three months ended March 31, 2022 compared to approximately $6.5 million during the same period in 2021. Refer to Note 4 to our Condensed Consolidated Financial Statements for additional information on stock compensation expense.

    We have joint ventures that operate in Russia primarily for the distribution of equipment and parts. Since 2018, our Russian joint venture partner has been subject to sanctions by the United States. Subsequent to these sanctions, we have participated in these joint ventures under time-limited general licenses from the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of Treasury that, following their most recent extension on April 25, 2022, expire on May 25, 2022 and authorize the wind-down of activities. We are actively working to conclude our interest in the joint ventures. As a result, we assessed the fair value of our gross assets related to our joint ventures for potential impairment and recorded asset impairment charges of approximately $36.0 million during the three months ended March 31, 2022. Our sales in Russia and Ukraine were $153.2 million and $86.2 million, respectively, during the year ended December 31, 2021. Refer to Note 3 of our Condensed Consolidated Financial Statements for additional information.

    The restructuring expenses of approximately $3.0 million recorded during the three months ended March 31, 2022 primarily related to severance and other related costs associated with the rationalization of certain European manufacturing operations. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    Interest expense, net was approximately $0.4 million for the three months ended March 31, 2022 compared to approximately $3.4 million for the comparable period in 2021, resulting primarily from higher interest income in 2022 compared to 2021. See “Liquidity and Capital Resources” for further information.

    Other expense, net was approximately $17.5 million for the three months ended March 31, 2022 compared to approximately $11.5 million for the comparable period in 2021. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in “Other expense, net,” were approximately $7.9 million for the three months ended March 31, 2022 compared to approximately $4.6 million for the comparable period in 2021. The increase in losses for the three months ended March 31, 2022 was primarily a result of higher interest rates as compared to 2021.

    We recorded an income tax provision of approximately $60.2 million for the three months ended March 31, 2022 compared to approximately $43.6 million for the comparable period in 2021. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. We maintain a valuation allowance to reserve against our net deferred tax assets in certain foreign jurisdictions.

    Equity in net earnings of affiliates, which is primarily comprised of income from our AGCO Finance joint ventures, was approximately $11.1 million for the three months ended March 31, 2022 compared to approximately $14.7 million for the comparable period in 2021. The decrease was primarily due to a write-down of our investment in our Russian finance joint venture of approximately $4.8 million. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations.

    Net loss (income) attributable to noncontrolling interests was approximately $14.8 million of losses during the three months ended March 31, 2022 compared to approximately $0.6 million of income in the same period in 2021. The losses during 2022 related to our joint venture partner's share of the impairment charges we recorded during 2022 related to our joint ventures in Russia, as previously discussed.

FINANCE JOINT VENTURES
    Our AGCO Finance joint ventures provide both retail financing and wholesale financing to our dealers in the United States, Canada, Europe, Brazil, Argentina and Australia. The joint ventures are owned by AGCO and by a wholly-owned subsidiary of Rabobank. The majority of the assets of the finance joint ventures consist of finance receivables. The majority of the liabilities consist of notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the finance joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. In the United States and Canada, we guarantee certain minimum residual values to those joint ventures upon expiration of certain eligible leases between the finance joint ventures and end users. See “Commitments, Off-Balance Sheet Arrangements and Contingencies” and Note 18 for additional information.

    As of March 31, 2022, our investment in the finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $377.3 million compared to $359.2 million as of December 31, 2021. The total finance portfolio in our finance joint ventures was approximately $10.9 billion as of both March 31, 2022 and December 31, 2021. The total finance portfolio as of March 31, 2022 included approximately $9.4 billion of retail receivables and $1.5 billion of wholesale receivables from our dealers. The total finance portfolio as of December 31, 2021 included approximately $9.2 billion of retail receivables and $1.7 billion of wholesale receivables from our dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. During 2022, we made no additional investments in our finance joint ventures and there were no dividends paid from our finance joint ventures. For the three months ended March 31, 2022, our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Condensed Consolidated Statements of Operations, was approximately $11.3 million compared to approximately $14.3 million for the same period in 2021. In addition, during the three months ended March 31, 2022, we recorded a write-down of our investment in our Russian finance joint venture of approximately $4.8 million, reflected within “Equity in net earnings of affiliates” in our Condensed Consolidated Statements of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
LIQUIDITY AND CAPITAL RESOURCES
    Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our credit facilities and accounts receivable sales agreement facilities. We believe that the following facilities, together with the funds we raised in April 2022 and available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future (in millions):

March 31 2022(1)
Credit facility, expires 2023	$600.0
1.002% Senior term loan due 2025	277.3
Senior term loans due between 2023 and 2028	355.5
0.800% Senior notes due 2028	665.6
Other long-term debt	7.5
____________________________________
(1) The amounts above are gross of debt issuance costs of an aggregate amount of approximately $4.4 million.

    In April 2022, we entered into a short-term revolving credit facility of €225.0 million with Coöperatieve Rabobank U.A., or “Rabobank”. The €225.0 million (or approximately $240.0 million) was borrowed on April 26, 2022, with a maturity date of March 31, 2023. Interest accrues on amounts outstanding under the credit facility, at our option, at either (1) the secured overnight financing rate (“SOFR”) for borrowings denominated in U.S. dollars or Euro Interbank Offered Rate (“EURIBOR”) for borrowings denominated in Euros plus a margin of 0.75%, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, or (iii) one-month adjusted term SOFR plus 1.0%, plus a margin of 0.75%. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. We also have to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

    On October 6, 2021, we issued €600.0 million (or approximately $665.6 million as of March 31, 2022) of senior notes at an issue price of 99.993%. The notes mature on October 6, 2028, and interest is payable annually, in arrears, at 0.800%. The senior notes contain covenants restricting, among other things, the incurrence of certain secured indebtedness. The senior notes are subject to both optional and mandatory redemption in certain events.

    In October 2018, we entered into a multi-currency revolving credit facility of $800.0 million. The credit facility expires on October 17, 2023. Interest accrues on amounts outstanding under the credit facility, at our option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on our credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on our credit rating. The revolving credit facility requires that we be in compliance with applicable sanctions at the time of each draw. In light of the lack of clarity with respect to existing and potential sanctions involving our joint ventures in Russia, and considering the timing of our OFAC license expiration dates, as well as the timing of concluding our interests in the joint ventures in Russia, we elected to draw approximately $400.0 million under our credit facility during March 2022 in excess of our current requirements. Of that amount, $200.0 million was repaid prior to March 31, 2022. As of March 31, 2022, we had $600.0 million of outstanding borrowings under the revolving credit facility, and the ability to borrow approximately $200.0 million under the revolving credit facility. During April 2022, we borrowed $200.0 million under the revolving credit facility.

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

    As described above, our credit facility allows us to select from among various interest rate options. Due to the phase-out of LIBOR, LIBOR-based rates no longer will be available for borrowings denominated in U.S. dollars after December 31, 2022, and already are not available for loans denominated in other currencies. The interest rates reflected in our credit facility were designed to accommodate the discontinuation of LIBOR-based rates, and a shift to SOFR or a base rate, and, as such, we do not believe that moving to other rates will have a materially adverse effect on our results of operations or financial position.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
In addition, the credit facility agreement also provides for an expedited amendment process once a replacement for LIBOR is established, which we may elect to utilize to add additional interest-rate alternatives.

    On January 25, 2019, we borrowed €250.0 million (or approximately $277.3 million as of March 31, 2022) from the European Investment Bank. The loan matures on January 24, 2025. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears.

    In October 2016, we borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements. These agreements had maturities ranging from October 2019 to October 2026. In August 2018, we borrowed an additional aggregate amount of indebtedness of €338.0 million through a group of another seven related term loan agreements. The provisions of the term loan agreements are identical in nature with the exception of interest rate terms and maturities. In October 2019, we repaid an aggregate amount of €56.0 million (or approximately $61.1 million) of two of these term loans. Additionally, we repaid €192.0 million (or approximately $223.8 million as of October 19, 2021) upon maturity of two 2016 senior term loans in October 2021. In August 2021, we repaid two of our 2018 senior term loans upon maturity with an aggregate amount of €72.0 million (or approximately $85.5 million as of August 1, 2021). On February 1, 2022, we repaid €72.5 million (or approximately $81.7 million) of one of our 2018 senior term loans due August 2023 with existing cash on hand. In aggregate, as of March 31, 2022 we have indebtedness of approximately €320.5 million (or approximately $355.5 million) under a total group of seven term loan agreements with remaining maturities ranging from August 2023 to August 2028. As of March 31, 2022, for the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 0.90% to 2.26% and maturity dates between August 2023 and August 2028. For the term loans with a floating interest rate, interest is payable in arrears on a semi-annual basis, with interest rates based on the EURIBOR plus a margin ranging from 1.10% to 1.25% and maturity dates between October 2023 and August 2025.

    As of March 31, 2022 and December 31, 2021, we had short-term borrowings due within one year of approximately $93.2 million and $90.8 million, respectively.

    We are in compliance with the financial covenants contained in these facilities and expect to continue to maintain such compliance. Should we ever encounter difficulties, our historical relationship with our lenders has been strong and we anticipate their continued long-term support of our business.

    Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of March 31, 2022 and December 31, 2021, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.2 billion and $1.3 billion, respectively.

    In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. As of March 31, 2022 and December 31, 2021, the cash received from these arrangements was approximately $181.2 million and $215.4 million, respectively.

    Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements are also without recourse to us. As of March 31, 2022 and December 31, 2021, these finance joint ventures had approximately $87.8 million and $82.1 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

    In order to efficiently manage our liquidity, we generally pay vendors in accordance with negotiated terms. To enable vendors to obtain payment in advance of our payment due dates to them, we have established programs in certain markets with financial institutions under which the vendors have the option to be paid by the financial institutions earlier than the payment due dates. When vendors receive early payments they receive discounted amounts and we then pay the financial institutions the face amounts of the invoices on the payment due dates. We do not reimburse vendors for any costs they incur for participation in the programs. Amounts owed to the financial institutions are presented as “Accounts payable” in our Condensed Consolidated Balance Sheets. Should we not be able to negotiate extended payment terms with our vendors, or should financial

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
institutions no longer be willing to participate in early payment programs with us, we would expect to have sufficient liquidity to timely pay our vendors without any material impact on us or our financial position.

    Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 34.8% and 29.7% at March 31, 2022 and December 31, 2021, respectively.

Cash Flows

    Cash flows used in operating activities were approximately $576.5 million for the first three months of 2022 compared to cash flows used in operating activities of $315.3 million for the same period in 2021. The increase in cash flow used in operating activities during the three months ended March 31, 2022 was primarily as a result of a larger increase in inventories and a lower increase in accounts payable as compared to the same period in 2021. Supply chain disruptions have resulted in significantly higher raw material and work-in-process inventory levels during the first three months in 2022 as compared to the same period of prior year.

    Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had approximately $2,201.8 million in working capital at March 31, 2022 as compared to $1,559.5 million at December 31, 2021 and $883.7 million at March 31, 2021. Accounts receivable and inventories, combined, as of March 31, 2022 were approximately $782.7 million and $959.4 million higher, respectively, than at December 31, 2021 and March 31, 2021. Accounts receivable and inventories, combined, at March 31, 2022 were higher than at December 31, 2021 and March 31, 2021 primarily due to higher net sales and production levels, as well as the significant impact of supply chain constraints.

    Capital expenditures for the first three months of 2022 were approximately $66.3 million compared to $63.5 million for the same period in 2021. We anticipate capital expenditures for the full year of 2022 will be approximately $325.0 million and will be used primarily to upgrade our system capabilities, improve our factory productivity, and to support the development and enhancement of new and existing products, including investments in smart farming, precision agriculture and digital technologies.

Share Repurchase and Dividends
    In November 2021, we entered into an ASR agreement with a financial institution to repurchase an aggregate of     $60.0 million shares of our common stock. We received approximately 393,733 shares in this transaction as of December 31, 2021. On January 19, 2022, we received an additional 113,824 shares upon final settlement of our November 2021 ASR agreement. All shares received under the ASR agreement discussed above were retired upon receipt and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within our Condensed Consolidated Balance Sheets as of December 31, 2021.
    On April 28, 2022, our Board of Directors approved an increase to our quarterly dividend commencing in the second quarter of 2022 by 20% to $0.24 per common share and declared a special dividend of $4.50 per common share that will be paid during the second quarter of 2022.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
    We are party to a number of commitments and other financial arrangements, which may include off-balance sheet arrangements. At March 31, 2022, we guaranteed indebtedness owed to third parties of approximately $24.9 million, primarily related to dealer and end-user financing of equipment. In addition, we had accrued approximately $22.4 million of outstanding guarantees of residual values that may be owed to our finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantee is approximately $174.4 million. We also sell a majority of our wholesale receivables in North America, Europe and Brazil to our U.S., Canadian, European and Brazilian finance joint ventures. At March 31, 2022, we had outstanding designated and non-designated foreign currency contracts with a gross notional amount of approximately $3.6 billion. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 12, 14 and 18 to our Condensed Consolidated Financial Statements, for further discussion of these matters.

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

OUTLOOK
    Global industry demand for farm equipment is expected to be higher in 2022 compared to 2021 with improved demand across all major markets. Our net sales are expected to increase in 2022 compared to 2021, resulting from an increase in forecasted industry demand, as well as positive pricing, partially offset by unfavorable currency translation. Operating margins are expected to improve from 2021 levels, reflecting increased net sales and production volumes and favorable pricing, net of material and labor cost inflation. The improved profitability is expected to fund increases in engineering expenses and other technology investments to support our product development plans as well as our precision agriculture and digital initiatives.

    Our outlook is also based on current estimates of supplier component deliveries. If supply chain performance worsens, our results of operations will be adversely impacted. Refer to “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of the COVID-19 pandemic.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
    The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates estimates, including those related to discount and sales incentive allowances, deferred income taxes and uncertain income tax positions, pensions, goodwill, other intangible and long-lived assets, and recoverable indirect taxes. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of our Condensed Consolidated Financial Statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
•    technological difficulties;
•    the impact of the COVID-19 pandemic on product demand and production;
•    the occurrence of cyber attacks, including ransomware attacks; and
•    the war in Ukraine.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

    We depend on suppliers for components, parts and raw materials for our products, and any failure by our suppliers to provide products as needed, or by us to promptly address supplier issues, will adversely impact our ability to timely and efficiently manufacture and sell products. In recent quarters, suppliers of several key parts and components have not been able to meet our demand and we have had to adjust our production and shipments of units, which has also contributed to labor inefficiencies, and resulted in higher inventory levels. It is unclear when the supply chain issues will be resolved or what the ultimate impact on production, and consequently sales, will be.

    As previously discussed, we have joint ventures with a sanctioned entity that operate in Russia, and we participate in these joint ventures under time-limited general licenses from OFAC of the U.S. Department of the Treasury that, following their most recent extension on April 25, 2022, expire on May 25, 2022 and authorize the wind-down of activities. We are actively working to conclude our interest in the joint ventures. Accordingly, there could be other consequences related to conclusion of the joint ventures that we do not foresee.

    Any forward-looking statement should be considered in light of such important factors. For additional factors and additional information regarding these factors, see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk Management
    For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021. As of the first quarter of 2022, there has been no material change in our exposure to market risks.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.        OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
    We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 18 to our Condensed Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS
    There have been no material changes to our risks and uncertainties disclosed under “Risk Factors” in Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
    There were no purchases of our common stock made by or on behalf of us during the three months ended March 31, 2022.

ITEM 6.    EXHIBITS
(The Company is not filing, under Item 4, instruments defining the rights of holders of long-term debt where the debt does not exceed 10% of the Company’s total assets. The Company agrees to furnish copies of those instruments to the Commission upon request.)

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation

3.1	Amended and Restated By-laws	March 16, 2022, Form 8-K, Exhibit 3.1

4.1	Credit Agreement dated as of April 26, 2022	Filed herewith

31.1	Certification of Eric P. Hansotia	Filed herewith

31.2	Certification of Andrew H. Beck	Filed herewith

32.1	Certification of Eric P. Hansotia and Andrew H. Beck	Furnished herewith

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, are formatted in Inline XBRL:
(i) Condensed Consolidated Balance Sheets;
(ii) Condensed Consolidated Statements of Operations;
(iii) Condensed Consolidated Statements of Comprehensive Income;
(iv) Condensed Consolidated Statements of Cash Flows; and
(v) Notes to Condensed Consolidated Financial Statements
Filed herewith

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline XBRL	Filed herewith

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2022	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Lara T. Long
Lara T. Long Vice President, Chief Accounting Officer (Principal Accounting Officer)