Form 10-Q
period 2022-09-30
AGCO CORP /DE
filed 2022-11-09
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 7, 2022, there were 74,598,077 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$607.0	$889.1
Accounts and notes receivable, net	1,175.9	991.5
Inventories, net	3,324.7	2,593.7
Other current assets	593.9	539.8
Total current assets	5,701.5	5,014.1
Property, plant and equipment, net	1,419.4	1,464.8
Right-of-use lease assets	145.8	154.1
Investments in affiliates	416.5	413.5
Deferred tax assets	224.3	169.3
Other assets	279.5	293.3
Intangible assets, net	367.6	392.2
Goodwill	1,263.5	1,280.8
Total assets	$9,818.1	$9,182.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$99.3	$2.1
Short-term borrowings	261.8	90.8
Accounts payable	1,171.4	1,078.3
Accrued expenses	1,896.9	2,062.2
Other current liabilities	188.5	221.2
Total current liabilities	3,617.9	3,454.6
Long-term debt, less current portion and debt issuance costs	1,845.7	1,411.2
Operating lease liabilities	111.9	115.5
Pension and postretirement health care benefits	199.6	209.0
Deferred tax liabilities	108.9	116.9
Other noncurrent liabilities	413.5	431.1
Total liabilities	6,297.5	5,738.3
Commitments and contingencies (Note 18)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2022 and 2021	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 74,598,077 and 74,441,312 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	0.7	0.7
Additional paid-in capital	21.8	3.9
Retained earnings	5,350.3	5,182.2
Accumulated other comprehensive loss	(1,852.4)	(1,770.9)
Total AGCO Corporation stockholders’ equity	3,520.4	3,415.9
Noncontrolling interests	0.2	27.9
Total stockholders’ equity	3,520.6	3,443.8
Total liabilities and stockholders’ equity	$9,818.1	$9,182.1
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended September 30,
	2022	2021
Net sales	$3,121.6	$2,725.1
Cost of goods sold	2,382.7	2,098.4
Gross profit	738.9	626.7
Operating expenses:
Selling, general and administrative expenses	287.5	266.1
Engineering expenses	104.7	92.8
Amortization of intangibles	14.7	14.1
Restructuring expenses	1.0	1.4
Bad debt (credit) expense	(1.1)	0.4
Income from operations	332.1	251.9
Interest expense, net	2.3	1.2
Other expense, net	33.1	14.1
Income before income taxes and equity in net earnings of affiliates	296.7	236.6
Income tax provision	74.2	70.1
Income before equity in net earnings of affiliates	222.5	166.5
Equity in net earnings of affiliates	15.4	15.9
Net income	237.9	182.4
Net income attributable to noncontrolling interests	—	(1.1)
Net income attributable to AGCO Corporation and subsidiaries	$237.9	$181.3
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$3.19	$2.41
Diluted	$3.18	$2.40
Cash dividends declared and paid per common share	$0.24	$0.20
Weighted average number of common and common equivalent shares outstanding:
Basic	74.6	75.2
Diluted	74.9	75.6
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Nine Months Ended September 30,
	2022	2021
Net sales	$8,752.5	$7,983.1
Cost of goods sold	6,691.8	6,093.5
Gross profit	2,060.7	1,889.6
Operating expenses:
Selling, general and administrative expenses	861.1	803.0
Engineering expenses	312.1	296.3
Amortization of intangibles	45.4	45.8
Impairment charge	36.0	—
Restructuring expenses	4.4	7.4
Bad debt expense (credit)	2.1	(0.3)
Income from operations	799.6	737.4
Interest expense, net	8.6	6.8
Other expense, net	72.3	40.2
Income before income taxes and equity in net earnings of affiliates	718.7	690.4
Income tax provision	205.9	121.4
Income before equity in net earnings of affiliates	512.8	569.0
Equity in net earnings of affiliates	39.7	49.2
Net income	552.5	618.2
Net loss (income) attributable to noncontrolling interests	14.9	(3.3)
Net income attributable to AGCO Corporation and subsidiaries	$567.4	$614.9
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$7.60	$8.16
Diluted	$7.58	$8.11
Cash dividends declared and paid per common share	$5.16	$4.53
Weighted average number of common and common equivalent shares outstanding:
Basic	74.6	75.3
Diluted	74.9	75.8
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in millions)

	Three Months Ended September 30,
	2022	2021
Net income	$237.9	$182.4
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	(75.7)	(65.4)
Defined benefit pension plans, net of tax	(16.9)	2.6
Deferred gains and losses on derivatives, net of tax	1.3	(3.4)
Other comprehensive loss, net of reclassification adjustments	(91.3)	(66.2)
Comprehensive income	146.6	116.2
Comprehensive income attributable to noncontrolling interests	—	(1.1)
Comprehensive income attributable to AGCO Corporation and subsidiaries	$146.6	$115.1

	Nine Months Ended September 30,
	2022	2021
Net income	$552.5	$618.2
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	(61.9)	(31.9)
Defined benefit pension plans, net of tax	(13.5)	31.7
Deferred gains and losses on derivatives, net of tax	(5.2)	6.9
Other comprehensive (loss) income, net of reclassification adjustments	(80.6)	6.7
Comprehensive income	471.9	624.9
Comprehensive loss (income) attributable to noncontrolling interests	14.0	(3.7)
Comprehensive income attributable to AGCO Corporation and subsidiaries	$485.9	$621.2

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$552.5	$618.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	157.1	164.2
Amortization of intangibles	45.4	45.8
Stock compensation expense	25.4	21.1
Impairment charges	36.0	—
Equity in net earnings of affiliates, net of cash received	(39.1)	(48.6)
Deferred income tax provision (benefit)	5.7	(67.3)
Other	2.3	12.2
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(302.2)	(247.4)
Inventories, net	(951.7)	(868.5)
Other current and noncurrent assets	(74.9)	(131.3)
Accounts payable	199.1	300.4
Accrued expenses	22.5	102.0
Other current and noncurrent liabilities	26.8	140.7
Total adjustments	(847.6)	(576.7)
Net cash (used in) provided by operating activities	(295.1)	41.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(270.5)	(198.7)
Proceeds from sale of property, plant and equipment	2.5	3.9
Investments in unconsolidated affiliates	(1.6)	(1.2)
(Purchase) sale of businesses, net, and net of cash acquired	(111.3)	(16.8)
Other	—	(2.4)
Net cash used in investing activities	(380.9)	(215.2)
Cash flows from financing activities:
Proceeds from indebtedness	1,046.5	1,463.5
Repayments of indebtedness	(158.8)	(1,384.9)
Purchases and retirement of common stock	—	(75.0)
Payment of dividends to stockholders	(386.4)	(343.6)
Payment of minimum tax withholdings on stock compensation	(20.0)	(34.1)
Payment of debt issuance costs	(0.2)	—
Distributions to noncontrolling interest	(11.5)	(3.5)
Net cash provided by (used in) financing activities	469.6	(377.6)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(75.7)	(30.8)
Decrease in cash, cash equivalents and restricted cash	(282.1)	(582.1)
Cash, cash equivalents and restricted cash, beginning of period	889.1	1,119.1
Cash, cash equivalents and restricted cash, end of period	$607.0	$537.0
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
    In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance,” which improves the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity's financial statements. This guidance will be effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The adoption of ASU 2021-10 is not expected to have a material impact on the Company's annual disclosures.

    In September 2022, the FASB issued ASU 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The new standard requires that a buyer in a supplier finance program disclose sufficient information about the key terms of the program, the amount of outstanding confirmed obligations at period end, where the obligations are presented in the balance sheet, and a rollforward of the obligations during the annual period. This guidance will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the rollforward, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the Company's quarterly and annual disclosures.

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
•ASU 2021-08 – “Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

2.     ACQUISITIONS

    On May 2, 2022, the Company acquired JCA Industries, Inc. (“JCA”) for 63.0 million Canadian dollars (or approximately $49.2 million as of May 2, 2022). JCA is located in Winnipeg, Manitoba, Canada, and specializes in the design of electronic systems and software development to automate and control agricultural equipment. The Company allocated the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, other current and noncurrent assets, accounts payable, accrued expenses, other current and noncurrent liabilities, property, plant and equipment, deferred tax liabilities as well as customer relationship, technology and trademark identifiable intangible assets. The Company recorded approximately 43.9 million Canadian dollars (or approximately $34.0 million) of goodwill associated with the acquisition. The results of operations of JCA have been included in the Company’s Condensed Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s North America geographical reportable segment. Proforma financial information related to the acquisition of JCA was not material to the Company’s results of operations.

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

    The acquired identifiable intangible assets of JCA and Appareo as of the date of their respective acquisitions during the first nine months in 2022 are summarized in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Customer relationships	$15.4	10 years
Technology	15.4	8 years
Trademarks	5.7	10 years
Non-competition agreements	1.4	5 years
	$37.9

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

3.    RESTRUCTURING EXPENSES AND IMPAIRMENT CHARGES

Restructuring Expenses

    In recent years, the Company has announced and initiated several actions to rationalize employee headcount in various manufacturing facilities and administrative offices located in the U.S., Europe, South America, Africa and China in order to reduce costs. Restructuring expenses activity during the three and nine months ended September 30, 2022 is summarized as follows (in millions):

	Employee Severance	Other Related Closure Costs	Total
Balance as of December 31, 2021	$14.5	$0.2	$14.7
First quarter 2022 provision	3.0	—	3.0
First quarter 2022 cash activity	(3.4)	—	(3.4)
Foreign currency translation	(0.3)	0.1	(0.2)
Balance as of March 31, 2022	$13.8	$0.3	$14.1
Second quarter 2022 provision	0.8	—	0.8
Second quarter 2022 provision reversal	(0.4)	—	(0.4)
Second quarter 2022 cash activity	(3.3)	—	(3.3)
Foreign currency translation	(0.6)	—	(0.6)
Balance as of June 30, 2022	$10.3	$0.3	$10.6
Third quarter 2022 provision	1.0	—	1.0
Third quarter 2022 provision reversal	—	—	—
Third quarter 2022 cash activity	(3.4)	—	(3.4)
Foreign currency translation	(0.6)	—	(0.6)
Balance as of September 30, 2022	$7.3	$0.3	$7.6

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

4.    STOCK COMPENSATION PLANS

    The Company recorded stock compensation expense as follows for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$0.4	$0.2	$1.0	$0.8
Selling, general and administrative expenses	7.4	5.8	24.4	20.5
Total stock compensation expense	$7.8	$6.0	$25.4	$21.3

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Stock Incentive Plan

    Under the Company’s Long-Term Incentive Plan (the “Plan”), up to 10,000,000 shares of AGCO common stock may be issued. As of September 30, 2022, of the 10,000,000 shares reserved for issuance under the Plan, 3,735,396 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The Plan allows the Company, under the direction of the Board of Directors’ Talent and Compensation Committee, to make grants of performance shares, stock appreciation rights, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Long-Term Incentive Plan and Related Performance Awards

    The weighted average grant-date fair value of performance awards granted under the Plan during the nine months ended September 30, 2022 and 2021 was $119.35 and $123.33, respectively.

    During the nine months ended September 30, 2022, the Company granted 320,120 performance awards related to varying performance periods. The compensation expense associated with all awards granted under the Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved.

    Performance award transactions during the nine months ended September 30, 2022 are presented as if the Company were to achieve its maximum levels of performance and assume the 2022 and 2021 performance awards subject to the total shareholder return modifier are achieved at target levels under the plan awards and were as follows:

Shares awarded but not earned at January 1	514,714
Shares awarded	320,120
Shares forfeited	(16,900)
Shares vested	(2,534)
Shares awarded but not earned at September 30	815,400

    As of September 30, 2022, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was approximately $38.4 million, and the weighted average period over which it is expected to be recognized is approximately two years. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

Restricted Stock Unit Awards

    The weighted average grant-date fair value of the restricted stock units (“RSUs”) granted under the Plan during the nine months ended September 30, 2022 and 2021 was $109.09 and $113.91, respectively.

    During the nine months ended September 30, 2022, the Company granted 133,546 RSU awards. RSUs granted in 2022 and 2021 entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. The 2020 grant of RSU’s to certain executives has a three-year cliff vesting requirement subject to adjustment based on a total shareholder return modifier relative to the Company's defined peer group. The compensation expense associated with these awards is being amortized ratably over the requisite service period for the awards that are expected to vest.

    RSU transactions during the nine months ended September 30, 2022 assume the 2020 RSUs subject to the total shareholder return modifier are achieved at target levels, and were as follows:

RSUs awarded but not vested at January 1	159,228
RSUs awarded	133,546
RSUs forfeited	(3,960)
RSUs vested	(65,906)
RSUs awarded but not vested at September 30	222,908

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    As of September 30, 2022, the total compensation cost related to the unvested RSUs not yet recognized was approximately $16.1 million, and the weighted average period over which it is expected to be recognized is approximately one and one-half years.

Stock-Settled Appreciation Rights

    The compensation expense associated with the stock-settled appreciation rights (“SSARs”) is amortized ratably over the requisite service period for the awards that are expected to vest. The Company estimates the fair value of the grants using the Black-Scholes option pricing model. SSAR transactions during the nine months ended September 30, 2022 were as follows:

SSARs outstanding at January 1	194,611
SSARs granted	—
SSARs exercised	(38,051)
SSARs canceled or forfeited	—
SSARs outstanding at September 30	156,560

    The Company did not grant any SSARs during the nine months ended September 30, 2022, and does not currently anticipate granting any SSARs in the future. As of September 30, 2022, the total compensation cost related to the unvested SSARs not yet recognized was approximately $0.4 million, and the weighted average period over which it is expected to be recognized is approximately one year.

Director Restricted Stock Grants

    The Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The 2022 grant was made on April 28, 2022 and equated to 11,664 shares of common stock, of which 10,301 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.5 million during the nine months ended September 30, 2022 associated with these grants.

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill during the nine months ended September 30, 2022 are summarized as follows (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Balance as of December 31, 2021	$609.6	$81.7	$469.5	$120.0	$1,280.8
Acquisitions	54.8	—	—	—	54.8
Foreign currency translation	(2.5)	2.5	(59.0)	(13.1)	(72.1)
Balance as of September 30, 2022	$661.9	$84.2	$410.5	$106.9	$1,263.5

    Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Changes in the carrying amount of acquired intangible assets during the nine months ended September 30, 2022 are summarized as follows (in millions):

Gross carrying amounts:	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Balance as of December 31, 2021	$189.0	$568.6	$139.9	$7.0	$904.5
Acquisitions	7.1	15.4	15.4	—	37.9
Foreign currency translation	(10.2)	(21.7)	(11.1)	(0.7)	(43.7)
Balance as of September 30, 2022	$185.9	$562.3	$144.2	$6.3	$898.7

Accumulated amortization:	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Balance as of December 31, 2021	$93.1	$409.7	$94.7	$1.5	$599.0
Amortization expense	9.2	28.4	7.7	0.1	45.4
Foreign currency translation	(3.9)	(16.8)	(8.6)	(0.1)	(29.4)
Balance as of September 30, 2022	$98.4	$421.3	$93.8	$1.5	$615.0

Indefinite-lived intangible assets:	Trademarks and Tradenames
Balance as of December 31, 2021	$86.7
Foreign currency translation	(4.6)
Balance as of September 30, 2022	$82.1

    The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from four to 50 years. External-use software, for which amortization has not started, was approximately $1.8 million as of September 30, 2022 and classified within "Intangible assets, net."

6.    INDEBTEDNESS

    Long-term debt consisted of the following at September 30, 2022 and December 31, 2021 (in millions):

	September 30, 2022	December 31, 2021
Credit facility, expires 2023	800.0	—
1.002% Senior term loan due 2025	244.3	283.7
Senior term loans due between 2023 and 2028	312.2	445.9
0.800% Senior notes due 2028	586.4	680.8
Other long-term debt	5.7	7.7
Debt issuance costs	(3.6)	(4.8)
	1,945.0	1,413.3
Current portion of other long-term debt	(99.3)	(2.1)
Total long-term indebtedness, less current portion	$1,845.7	$1,411.2

Uncommitted Credit Facility

    In June 2022, the Company entered into an uncommitted revolving credit facility that allows the Company to borrow up to €100.0 million (or approximately $97.7 million as of September 30, 2022). The credit facility expires on December 31, 2026. Any loans will bear interest at the Euro Interbank Offered Rate (“EURIBOR”) plus a credit spread. As of September 30, 2022, the Company had no outstanding borrowings under the revolving credit facility and had the ability to borrow €100.0 million (or approximately $97.7 million).

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Short-term Credit Facility

    In April 2022, the Company entered into a short-term multi-currency revolving credit facility of €225.0 million with Coöperatieve Rabobank U.A., or “Rabobank.” The Company borrowed $240.0 million in U.S. dollars (or approximately €225.0 million as of April 26, 2022), with a maturity date of March 31, 2023, which remained outstanding as of September 30, 2022. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) the secured overnight financing rate (“SOFR”) for borrowings denominated in U.S. dollars or EURIBOR for borrowings denominated in Euros plus a margin of 0.75%, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, or (iii) one-month adjusted term SOFR plus 1.0%, plus a margin of 0.75%. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. If, on the last business day of any quarter, the outstanding borrowings on the credit facility exceed the U.S. dollar equivalent of €225.0 million (as of that date) by 5% or more, the Company is required to repay the amount above such 5% allowance.

0.800% Senior Notes Due 2028

    On October 6, 2021, the Company issued €600.0 million (or approximately $586.4 million as of September 30, 2022) of senior notes at an issue price of 99.993%. The notes mature on October 6, 2028, and interest is payable annually, in arrears, at 0.800%. The notes contain covenants restricting, among other things, the incurrence of certain secured indebtedness. The senior notes are subject to both optional and mandatory redemption in certain events.

Credit Facility

    In October 2018, the Company entered into a multi-currency revolving credit facility of $800.0 million. The credit facility expires on October 17, 2023. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on the Company’s credit rating. As of September 30, 2022, the Company had $800.0 million of outstanding borrowings under the credit facility and therefore had no additional availability. As of December 31, 2021 the Company had no outstanding borrowings under the revolving credit facility and had the ability to borrow approximately $800.0 million under the facility.

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

1.002% Senior Term Loan Due 2025

    On January 25, 2019, the Company borrowed €250.0 million (or approximately $244.3 million as of September 30, 2022) from the European Investment Bank. The loan matures on January 24, 2025. The Company is permitted to prepay the loan before its maturity date. Interest is payable on the loan at 1.002% per annum, payable semi-annually in arrears.

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

    In aggregate, as of September 30, 2022, the Company had indebtedness of €319.5 million (or approximately $312.2 million as of September 30, 2022) through a group of six remaining related term loan agreements. The provisions of the term loan agreements are substantially identical, with the exception of interest rate terms and maturities. As of September 30, 2022, for the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 0.90% to 2.26% and maturity dates between August 2023 and August 2028. For the term loan with a floating interest rate, interest is payable in arrears on a semi-annual basis, with an interest rate based on the EURIBOR plus a margin of 1.10% and a maturity date of August 2025.

Short-Term Borrowings

    As of September 30, 2022 and December 31, 2021, the Company had short-term borrowings due within one year of approximately $261.8 million and $90.8 million, respectively. The balance as of September 30, 2022 related to short-term borrowings includes the short-term multi-currency revolving credit facility discussed previously of approximately $240.0 million.

Standby Letters of Credit and Similar Instruments

    The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At September 30, 2022 and December 31, 2021, outstanding letters of credit totaled approximately $14.4 million and $14.6 million, respectively.

7.    RECOVERABLE INDIRECT TAXES

    The Company’s Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from the Company’s sales in the Brazilian market. The Company regularly assesses the recoverability of these tax credits and establishes reserves when necessary against them, through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from the Company’s ongoing operations. The Company believes that these tax credits, net of established reserves, are realizable. The Company had recorded approximately $117.3 million and $114.4 million, respectively, of VAT tax credits, net of reserves, as of September 30, 2022 and December 31, 2021.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

8.    INVENTORIES

    Inventories at September 30, 2022 and December 31, 2021 were as follows (in millions):

	September 30, 2022	December 31, 2021
Finished goods	$925.6	$718.2
Repair and replacement parts	715.0	697.8
Work in process	647.4	282.8
Raw materials	1,036.7	894.9
Inventories, net	$3,324.7	$2,593.7

9.    PRODUCT WARRANTY

    The warranty reserve activity for the three and nine months ended September 30, 2022 and 2021, including deferred revenue associated with the Company's extended warranties that have been sold, was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$589.5	$579.3	$592.5	$521.8
Accruals for warranties issued during the period	86.1	72.7	231.3	242.8
Settlements made (in cash or in kind) during the period	(81.8)	(69.3)	(189.5)	(172.0)
Foreign currency translation	(31.9)	(14.0)	(72.4)	(23.9)
Balance at September 30	$561.9	$568.7	$561.9	$568.7

    The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $482.1 million, $492.7 million and $473.5 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively. Approximately $79.8 million, $99.8 million and $95.2 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2022, December 31, 2021, and September 30, 2021, respectively.

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

    A reconciliation of net income attributable to AGCO Corporation and subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three and nine months ended September 30, 2022 and 2021 is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$237.9	$181.3	$567.4	$614.9
Weighted average number of common shares outstanding	74.6	75.2	74.6	75.3
Basic net income per share attributable to AGCO Corporation and subsidiaries	$3.19	$2.41	$7.60	$8.16
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$237.9	$181.3	$567.4	$614.9
Weighted average number of common shares outstanding	74.6	75.2	74.6	75.3
Dilutive SSARs, performance share awards and RSUs	0.3	0.4	0.3	0.5
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	74.9	75.6	74.9	75.8
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$3.18	$2.40	$7.58	$8.11

    There were no SSARs outstanding for the three and nine months ended September 30, 2022 and 2021 that had an antidilutive impact.

11.    INCOME TAXES

    At September 30, 2022 and December 31, 2021, the Company had approximately $246.5 million and $246.4 million, respectively, of gross unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. Gross unrecognized income tax benefits as of September 30, 2022 and December 31, 2021 exclude certain indirect favorable effects that relate to other tax jurisdictions of approximately $62.3 million and $70.2 million, respectively. In addition, the gross unrecognized income tax benefits as of September 30, 2022 and December 31, 2021 exclude certain deposits made in a foreign jurisdiction of approximately $41.2 million and $6.7 million, respectively, associated with an ongoing audit. At September 30, 2022 and December 31, 2021, the Company had approximately $10.4 million and $40.1 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months, reflected in “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheets. At September 30, 2022 and December 31, 2021, the Company had approximately $236.7 million and $196.7 million, respectively, of accrued taxes reflected in “Other noncurrent liabilities”, and approximately $0.5 million of deferred tax assets and $9.6 million of deferred tax liabilities, respectively, related to uncertain tax positions that it expects to settle or pay beyond 12 months, reflected in “Deferred tax assets” and “Deferred tax liabilities,” respectively, in the Company’s Condensed Consolidated Balance Sheets. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At September 30, 2022 and December 31, 2021, the Company had accrued interest and penalties related to unrecognized tax benefits of approximately $22.4 million and $32.7 million, respectively. The decrease in accrued interest and penalties primarily resulted from a foreign jurisdiction interest rate reduction announced during the three months ended September 30, 2022. Generally, tax years 2016 through 2021 remain open to examination by taxing authorities in the United States and certain other foreign tax jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in the United States and in various state, local and foreign jurisdictions. As of September 30, 2022, a number of income tax examinations in foreign jurisdictions are ongoing.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

    During 2022 and 2021, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was approximately $150.6 million as of September 30, 2022. The Company did not have any derivatives that were designated as cash flow hedges related to foreign currency contracts as of December 31, 2021.

Steel Commodity Contracts

    During 2022 and 2021, the Company designated certain steel commodity contracts as cash flow hedges of expected future purchases of steel. The total notional value of derivatives that were designated as cash flow hedges was approximately $2.0 million and $31.9 million as of September 30, 2022 and December 31, 2021, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following tables summarize the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and net income during the three and nine months ended September 30, 2022 and 2021 (in millions):

		Recognized in Net Income
Three Months Ended September 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2022
Foreign currency contracts(1)	$(3.4)	Cost of goods sold	$(4.3)	$2,382.7
Commodity contracts(2)	(0.4)	Cost of goods sold	(0.8)	$2,382.7
Total	$(3.8)		$(5.1)
2021
Foreign currency contracts	$1.8	Cost of goods sold	$(1.3)	$2,098.4
Commodity contracts	(0.2)	Cost of goods sold	6.3	2,098.4
Total	$1.6		$5.0

		Recognized in Net Income
Nine Months Ended September 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2022
Foreign currency contracts(1)	$(9.9)	Cost of goods sold	$(6.3)	$6,691.8
Commodity contracts(2)	$(3.5)	Cost of goods sold	(1.9)	$6,691.8
Total	$(13.4)		$(8.2)
2021
Foreign currency contracts	$(5.8)	Cost of goods sold	$(7.4)	$6,093.5
Commodity contracts	13.5	Cost of goods sold	8.2	6,093.5
Total	$7.7		$0.8
(1) The outstanding contracts as of September 30, 2022 range in maturity through December 2022.
(2) The outstanding contracts as of September 30, 2022 range in maturity through November 2022.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended September 30, 2022 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of June 30, 2022	$(9.6)	$(2.7)	$(6.9)
Net changes in fair value of derivatives	(5.1)	(1.3)	(3.8)
Net losses reclassified from accumulated other comprehensive loss into income	6.6	1.5	5.1
Accumulated derivative net losses as of September 30, 2022	$(8.1)	$(2.5)	$(5.6)

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the nine months ended September 30, 2022 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2021	$(0.5)	$(0.1)	$(0.4)
Net changes in fair value of derivatives	(18.4)	(5.0)	(13.4)
Net losses reclassified from accumulated other comprehensive loss into income	10.8	2.6	8.2
Accumulated derivative net losses as of September 30, 2022	$(8.1)	$(2.5)	$(5.6)

    As of September 30, 2022, approximately $1.2 million and $1.9 million of derivative realized net losses, before taxes, remain in accumulated other comprehensive loss related to foreign currency contracts and commodity contracts, respectively, associated with inventory that had not yet been sold.

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

    On January 29, 2021, the Company entered into a new cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap has an expiration date of January 29, 2028. At maturity of the cross currency swap contract, the Company will deliver the notional amount of approximately €247.9 million (or approximately $242.3 million as of September 30, 2022) and will receive $300.0 million from the counterparties. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until the maturity of the cross currency swap.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	September 30, 2022	December 31, 2021
Cross currency swap contract	$300.0	$300.0

    The following table summarizes the changes in the fair value of the cross currency swap contract designated as a net investment hedge during the three and nine months ended September 30, 2022 and 2021 (in millions):

	Gain Recognized in Accumulated Other Comprehensive Loss for the Three Months Ended			Gain Recognized in Accumulated Other Comprehensive Loss for the Nine Months Ended
	Before-Tax Amount	Income Tax	After-Tax Amount	Before-Tax Amount	Income Tax	After-Tax Amount
September 30, 2022	$13.7	$3.5	$10.2	$34.5	$8.9	$25.6
September 30, 2021	5.8	1.8	4.0	5.5	1.8	3.7

Derivative Transactions Not Designated as Hedging Instruments

    During 2022 and 2021, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of September 30, 2022 and December 31, 2021, the Company had outstanding foreign currency contracts with a notional amount of approximately $3.1 billion and $3.7 billion, respectively.

    The following table summarizes the impact that changes in the fair value of derivatives not designated as hedging instruments had on net income (in millions):

		Loss Recognized in Net Income for the Three Months Ended		(Loss) Gain Recognized in Net Income for the Nine Months Ended
	Classification of Gain (Loss)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Foreign currency contracts	Other expense, net	$(6.1)	$(1.7)	$(19.5)	$27.6

    The table below sets forth the fair value of derivative instruments as of September 30, 2022 (in millions):

	Asset Derivatives as of September 30, 2022		Liability Derivatives as of September 30, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$2.1	Other current liabilities	$6.5
Commodity contracts	Other current assets	—	Other current liabilities	0.5
Cross currency swap contract	Other noncurrent assets	47.0	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts(1)	Other current assets	31.4	Other current liabilities	10.0
Total derivative instruments		$80.5		$17.0
(1) The outstanding contracts as of September 30, 2022 range in maturity through December 2022.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

13.    CHANGES IN STOCKHOLDERS’ EQUITY

    The following tables set forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three and nine months ended September 30, 2022 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, June 30, 2022	$0.7	$13.3	$5,130.3	$(1,761.1)	$0.1	$3,383.3
Stock compensation	—	7.8	—	—	—	7.8
Issuance of stock awards	—	0.7	—	—	—	0.7
SSARs exercised	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	237.9	—	—	237.9
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(75.7)	—	(75.7)
Defined benefit pension plans, net of tax	—	—	—	(16.9)	—	(16.9)
Deferred gains and losses on derivatives, net of tax	—	—	—	1.3	—	1.3
Payment of dividends to stockholders	—	—	(17.9)	—	—	(17.9)
Change in noncontrolling interest	—	—	—	—	0.1	0.1
Balance, September 30, 2022	$0.7	$21.8	$5,350.3	$(1,852.4)	$0.2	$3,520.6

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2021	$0.7	$3.9	$5,182.2	$(1,770.9)	$27.9	$3,443.8
Stock compensation	—	25.4	—	—	—	25.4
Issuance of stock awards	—	(6.5)	(12.9)	—	—	(19.4)
SSARs exercised	—	(1.0)	—	—	—	(1.0)
Comprehensive income:
Net income (loss)	—	—	567.4	—	(14.9)	552.5
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(62.8)	0.9	(61.9)
Defined benefit pension plans, net of tax	—	—	—	(13.5)	—	(13.5)
Deferred gains and losses on derivatives, net of tax	—	—	—	(5.2)	—	(5.2)
Payment of dividends to stockholders	—	—	(386.4)	—	—	(386.4)
Distributions to noncontrolling interest	—	—	—	—	(13.8)	(13.8)
Change in noncontrolling interest	—	—	—	—	0.1	0.1
Balance, September 30, 2022	$0.7	$21.8	$5,350.3	$(1,852.4)	$0.2	$3,520.6

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Total comprehensive income (loss) attributable to noncontrolling interests for the three and nine months ended September 30, 2022 and 2021 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$—	$1.1	$(14.9)	$3.3
Other comprehensive income:
Foreign currency translation adjustments	—	—	0.9	0.4
Total comprehensive income (loss)	$—	$1.1	$(14.0)	$3.7

    The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the nine months ended September 30, 2022 (in millions):

	Defined Benefit Pension Plans	Deferred Net (Losses) Gains on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2021	$(230.4)	$(0.4)	$(1,540.1)	$(1,770.9)
Other comprehensive loss before reclassifications	(18.3)	(13.4)	(62.8)	(94.5)
Net losses reclassified from accumulated other comprehensive loss	4.8	8.2	—	13.0
Other comprehensive loss, net of reclassification adjustments	(13.5)	(5.2)	(62.8)	(81.5)
Accumulated other comprehensive loss, September 30, 2022	$(243.9)	$(5.6)	$(1,602.9)	$(1,852.4)

    The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three months ended September 30, 2022 and 2021 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30, 2022(1)	Three Months Ended September 30, 2021(1)
Derivatives:
Net losses on foreign currency contracts	$5.5	$1.5	Cost of goods sold
Net losses (gains) on commodity contracts	$1.1	$(8.5)	Cost of goods sold
Reclassification before tax	6.6	(7.0)
	(1.5)	2.0	Income tax provision
Reclassification net of tax	$5.1	$(5.0)

Defined benefit pension plans:
Amortization of net actuarial losses	$2.0	$3.4	Other expense, net(2)
Amortization of prior service cost	—	0.1	Other expense, net(2)
Reclassification before tax	2.0	3.5
	(0.6)	(0.9)	Income tax provision
Reclassification net of tax	$1.4	$2.6

Net losses (gains) reclassified from accumulated other comprehensive loss	$6.5	$(2.4)
(1) Losses (gains) included within the Condensed Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021, respectively.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 15 for additional information on the Company’s defined benefit pension plans.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Nine Months Ended September 30, 2022(1)	Nine Months Ended September 30, 2021(1)
Derivatives:
Net losses on foreign currency contracts	$8.2	$8.4	Cost of goods sold
Net losses (gains) on commodity contracts	2.6	(10.4)	Cost of goods sold
Reclassification before tax	10.8	(2.0)
	(2.6)	1.2	Income tax provision
Reclassification net of tax	$8.2	$(0.8)

Defined benefit pension plans:
Amortization of net actuarial losses	$6.4	$10.8	Other expense, net(2)
Amortization of prior service cost	0.2	0.7	Other expense, net(2)
Reclassification before tax	6.6	11.5
	(1.8)	(3.0)	Income tax provision
Reclassification net of tax	$4.8	$8.5

Net losses reclassified from accumulated other comprehensive loss	$13.0	$7.7
(1) Losses (gains) included within the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022 and 2021, respectively.
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

    During the three and nine months ended September 30, 2022, the Company did not purchase any shares directly or enter into any accelerated share repurchase agreements. As of September 30, 2022, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $110.0 million, which has no expiration date.

Dividends

    On April 28, 2022, the Company's Board of Directors approved an increase to its quarterly dividend commencing in the second quarter of 2022 by 20% to $0.24 per common share and declared a special variable dividend of $4.50 per common share that was paid during the second quarter of 2022.

14.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

    The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. As of September 30, 2022 and December 31, 2021, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.2 billion and $1.3 billion, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Under the terms of the accounts receivable sales agreements in North America, Europe and Brazil, the Company pays an annual fee related to the servicing of the receivables sold. The Company also pays the respective AGCO Finance entities a subsidized interest payment with respect to the accounts receivable sales agreements, calculated based upon LIBOR plus a margin on any non-interest-bearing accounts receivable outstanding and sold under the accounts receivable sales agreements. Following the phase out of LIBOR-denominated rates, the Company expects this funding to be based upon the interest rate charged by Rabobank to its affiliate, which, in turn, such affiliate then lends to the AGCO Finance entities plus an agreed-upon margin. These fees are reflected within losses on the sales of receivables included within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations. The Company does not service the receivables after the sales occur and does not maintain any direct retained interest in the receivables. The Company accounts for the receivable sales agreements as off-balance sheet transactions.

    In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. As of September 30, 2022 and December 31, 2021, the cash received from these arrangements was approximately $170.8 million and $215.4 million, respectively.

    Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $20.4 million and $38.5 million, respectively, during the three and nine months ended September 30, 2022. Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $7.4 million and $17.1 million, respectively, during the three and nine months ended September 30, 2021.

    The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of September 30, 2022 and December 31, 2021, these finance joint ventures had approximately $45.8 million and $42.6 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company accounts for these arrangements as off-balance sheet transactions.

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

15.    PENSION AND POSTRETIREMENT BENEFIT PLANS

    Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three and nine months ended September 30, 2022 and 2021 are set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension benefits	2022	2021	2022	2021
Service cost	$3.2	$3.7	$9.8	$11.5
Interest cost	3.6	3.3	11.4	9.7
Expected return on plan assets	(4.1)	(8.0)	(13.1)	(23.7)
Amortization of net actuarial losses	2.0	3.3	6.4	10.7
Amortization of prior service cost	—	—	0.1	0.6
Curtailment(1)	—	—	—	$(1.2)
Net periodic pension cost	$4.7	$2.3	$14.6	$7.6
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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Postretirement benefits	2022	2021	2022	2021
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.2	0.2	0.7	0.6
Amortization of net actuarial losses	—	0.1	—	0.1
Amortization of prior service cost	—	0.1	0.1	0.1
Net periodic postretirement benefit cost	$0.2	$0.4	$0.9	$0.9

    The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations.

    The following table summarizes the activity in accumulated other comprehensive loss related to the Company's defined pension and postretirement benefit plans during the nine months ended September 30, 2022 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss, December 31, 2021	$(302.4)	$(72.0)	$(230.4)
Amortization of net actuarial losses	6.4	1.7	4.7
Amortization of prior service cost	0.2	0.1	0.1
Revision of prior service cost estimate	(24.4)	(6.1)	(18.3)
Accumulated other comprehensive loss as of September 30, 2022	$(320.2)	$(76.3)	$(243.9)

    The Company’s defined benefit pension obligation has been reflected on the manner in which its defined benefit plans are being administered or expected to be administered in the future. The obligation and resulting liability or asset is calculated employing both actuarial and legal assumptions. These assumptions include, but are not limited to, future inflation, the return on pension assets, discount rates, life expectancy and potential salary increases. There are also assumptions related to the manner in which individual benefit plan benefits are calculated, some of which are legal in nature and include, but are not limited to, member eligibility, years of service, and the uniformity of both guaranteed minimum pension benefits and member normal retirement ages for men and women. Some of these assumptions also are subject to the outcome of certain legal cases, which are currently unknown. In the event that any of these assumptions or the administration approach are proven to be different from the Company’s current interpretations and approach, there could be material increases or decreases in the Company’s defined benefit pension obligation and related amounts such as prior service cost and actuarial gains and losses, as well as the related amount and timing of future contributions to be paid by the Company. During the three months ended September 30, 2022, the Company updated its estimate of current assumptions, interpretations and approach affecting the Company’s defined benefit pension obligation related to certain defined benefit plans and recorded a revision of its estimate of prior service cost of approximately $24.4 million.

    During the nine months ended September 30, 2022, the Company made approximately $26.3 million of contributions to its defined pension benefit plans. The Company currently estimates its minimum contributions for 2022 to its defined pension benefit plans will aggregate approximately $34.2 million.

    During the nine months ended September 30, 2022, the Company made approximately $1.2 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.5 million of contributions to its postretirement health care and life insurance benefit plans during 2022.

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

    Assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are summarized below (in millions):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$80.5	$—	$80.5
Derivative liabilities	—	17.0	—	17.0

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$27.8	$—	$27.8
Derivative liabilities	—	7.1	—	7.1

    The carrying amounts of long-term debt under the Company’s 1.002% senior term loan due 2025 and senior term loans due between 2023 and 2028 approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At September 30, 2022, the estimated fair value of the Company's 0.800% senior notes due 2028, based on listed market values, was approximately €462.5 million (or approximately $452.0 million as of September 30, 2022), compared to the carrying value of €600.0 million (or approximately $586.4 million as of September 30, 2022). See Note 6 for additional information on the Company’s long-term debt.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

17.    SEGMENT REPORTING

    The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are generally charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and nine months ended September 30, 2022 and 2021 and assets as of September 30, 2022 and December 31, 2021 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended September 30,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
2022
Net sales	$910.5	$571.2	$1,390.1	$249.8	$3,121.6
Income from operations	112.7	107.5	142.1	33.0	395.3
Depreciation	15.4	7.1	24.5	3.6	50.6
Capital expenditures	57.8	15.7	51.4	6.4	131.3
2021
Net sales	$638.7	$383.3	$1,462.4	$240.7	$2,725.1
Income from operations	35.8	44.4	192.3	28.6	301.1
Depreciation	14.8	6.7	28.6	4.2	54.3
Capital expenditures	10.5	8.9	55.6	3.1	78.1

Nine Months Ended September 30,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
2022
Net sales	$2,351.4	$1,446.8	$4,260.8	$693.5	$8,752.5
Income from operations	218.2	239.1	465.6	97.7	1,020.6
Depreciation	45.6	21.7	78.0	11.8	157.1
Capital expenditures	88.7	36.9	133.1	11.8	270.5
2021
Net sales	$1,984.5	$902.1	$4,424.8	$671.7	$7,983.1
Income from operations	214.4	83.7	538.1	76.2	912.4
Depreciation	45.6	20.0	86.6	12.0	164.2
Capital expenditures	31.6	20.5	139.4	7.2	198.7
Assets
As of September 30, 2022	$1,742.8	$1,197.8	$2,507.7	$624.5	$6,072.8
As of December 31, 2021	1,328.1	922.7	2,348.7	610.6	5,210.1

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment income from operations	$395.3	$301.1	$1,020.6	$912.4
Impairment charges	—	—	(36.0)	—
Corporate expenses	(40.1)	(27.9)	(110.8)	(101.3)
Amortization of intangibles	(14.7)	(14.1)	(45.4)	(45.8)
Stock compensation expense	(7.4)	(5.8)	(24.4)	(20.5)
Restructuring expenses	(1.0)	(1.4)	(4.4)	(7.4)
Consolidated income from operations	$332.1	$251.9	$799.6	$737.4

	September 30, 2022	December 31, 2021
Segment assets	$6,072.8	$5,210.1
Cash, cash equivalents and restricted cash	607.0	889.1
Investments in affiliates	416.5	413.5
Deferred tax assets, other current and noncurrent assets	1,090.7	996.4
Intangible assets, net	367.6	392.2
Goodwill	1,263.5	1,280.8
Consolidated total assets	$9,818.1	$9,182.1

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

    At September 30, 2022, the Company has outstanding guarantees of indebtedness owed to related and third parties of approximately $27.9 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2027. Losses under such guarantees historically have been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid. The Company also has obligations to guarantee indebtedness owed to certain of its finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant, and the guarantees are not material. The Company believes the credit risk associated with these guarantees is not material.

    In addition, at September 30, 2022, the Company had accrued approximately $19.8 million of outstanding guarantees of residual values that may be owed to its finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under these guarantees is approximately $184.3 million.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Leases

    Lease payment amounts for operating and finance leases with remaining terms greater than one year as of September 30, 2022 and December 31, 2021 were as follows (in millions):

	September 30, 2022		December 31, 2021
	Operating Leases(1)	Finance Leases	Operating Leases(1)	Finance Leases
2022	$11.6	$0.2	$45.7	$4.0
2023	41.8	0.7	36.2	0.9
2024	31.1	0.5	24.5	0.6
2025	21.2	0.4	17.3	0.4
2026	14.5	0.2	12.3	0.2
Thereafter	53.2	5.5	39.1	6.3
Total lease payments	173.4	7.5	175.1	12.4
Less: imputed interest(2)	(22.2)	(2.0)	(17.3)	(2.5)
Present value of leased liabilities	$151.2	$5.5	$157.8	$9.9
(1) Operating lease payments include options to extend or terminate at the Company's sole discretion, which are included in the determination of lease term when they are reasonably certain to be exercised.
(2) Calculated for each lease using either the implicit interest rate or the incremental borrowing rate when the implicit interest rate is not readily available.

Other

    At September 30, 2022, the Company had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $3,277.9 million. The outstanding contracts as of September 30, 2022 range in maturity through December 2022. The Company also had outstanding designated steel commodity contracts with a gross notional amount of approximately $2.0 million that range in maturity through November 2022.

    The Company sells a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. The Company also sells certain accounts receivable under factoring arrangements to financial institutions around the world. The Company accounts for the sale of such receivables as off-balance sheet transactions.

Contingencies

    In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through September 30, 2022, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $24.4 million). The amount ultimately in dispute will be significantly greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

    Significant changes in the balance of contract liabilities for the three and nine months ended September 30, 2022 and 2021 were as follows (in millions):

	Three Months Ended September 30,
	2022	2021
Balance at beginning of period	$217.7	$201.2
Advance consideration received	52.7	54.7
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(19.4)	(18.8)
Revenue recognized during the period related to grain storage and protein production systems	(29.6)	(24.2)
Foreign currency translation	(12.0)	(3.5)
Balance at September 30	$209.4	$209.4

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$226.2	$172.0
Advance consideration received	127.2	170.8
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(58.4)	(45.1)
Revenue recognized during the period related to grain storage and protein production systems	(58.1)	(84.0)
Foreign currency translation	(27.5)	(4.3)
Balance at September 30	$209.4	$209.4

    The contract liabilities are classified as either “Accrued expenses” or “Other current liabilities” and “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2022, the Company recognized approximately $22.0 million and $74.2 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2022. During the three and nine months ended September 30, 2021, the Company recognized approximately $18.7 million and $61.9 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2021.

Remaining Performance Obligations

    The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2022 are $26.4 million for the remainder of 2022, $68.7 million in 2023, $47.9 million in 2024, $23.9 million in 2025 and $15.9 million thereafter, and relate primarily to extended warranty contracts.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

Disaggregated Revenue

    Net sales for the three months ended September 30, 2022 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America(1)	South America	Europe/Middle East(1)	Asia/Pacific/Africa(1)	Consolidated(1)
Primary geographical markets:
United States	$730.7	$—	$—	$—	$730.7
Canada	140.6	—	—	—	140.6
South America	—	568.1	—	—	568.1
Germany	—	—	294.9	—	294.9
France	—	—	253.1	—	253.1
United Kingdom and Ireland	—	—	148.1	—	148.1
Finland and Scandinavia	—	—	176.4	—	176.4
Other Europe	—	—	462.8	—	462.8
Middle East and Algeria	—	—	54.8	—	54.8
Africa	—	—	—	44.7	44.7
Asia	—	—	—	94.0	94.0
Australia and New Zealand	—	—	—	111.1	111.1
Mexico, Central America and Caribbean	39.2	3.1	—	—	42.3
	$910.5	$571.2	$1,390.1	$249.8	$3,121.6

Major products:
Tractors	$328.2	$294.0	$977.2	$137.5	$1,736.9
Replacement parts	109.5	41.4	246.2	28.0	425.1
Grain storage and protein production systems	175.3	56.8	43.0	37.3	312.4
Combines, application equipment and other machinery	297.4	179.0	123.8	47.1	647.3
	$910.5	$571.2	$1,390.1	$249.8	$3,121.6
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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the nine months ended September 30, 2022 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America(1)	South America	Europe/Middle East(1)	Asia/Pacific/Africa(1)	Consolidated(1)
Primary geographical markets:
United States	$1,884.4	$—	$—	$—	$1,884.4
Canada	367.5	—	—	—	367.5
South America	—	1,436.5	—	—	1,436.5
Germany	—	—	900.2	—	900.2
France	—	—	782.3	—	782.3
United Kingdom and Ireland	—	—	451.3	—	451.3
Finland and Scandinavia	—	—	569.5	—	569.5
Other Europe	—	—	1,422.7	—	1,422.7
Middle East and Algeria	—	—	134.8	—	134.8
Africa	—	—	—	115.2	115.2
Asia	—	—	—	295.9	295.9
Australia and New Zealand	—	—	—	282.4	282.4
Mexico, Central America and Caribbean	99.5	10.3	—	—	109.8
	$2,351.4	$1,446.8	$4,260.8	$693.5	$8,752.5

Major products:
Tractors	$843.5	$791.9	$2,868.8	$375.3	$4,879.5
Replacement parts	323.6	116.2	803.1	77.8	1,320.7
Grain storage and protein production systems	461.9	138.4	120.0	118.4	838.7
Combines, application equipment and other machinery	722.3	400.3	469.0	122.1	1,713.7
	$2,351.4	$1,446.8	$4,260.8	$693.5	$8,752.5
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

    The COVID-19 pandemic and other economic and geopolitical factors, including inflation and the conflict in Ukraine, continue to create volatility in the global economy, including the potential for energy shortages, employment disruptions, supply chain constraints and delays in deliveries, as well as logistics interruptions. These factors, along with increasing industrial demand, are negatively affecting production levels, particularly as a result of delays in the receipts of parts and components. Supply chain issues of particular concern include a wide range of parts and components, including semiconductors. We may continue to face supplier bottlenecks and delays in all regions as well as challenges with logistics, and we continue to work to mitigate the impact of these issues in order to meet end-market demand.

RESULTS OF OPERATIONS
    For the three months ended September 30, 2022, we generated net income of approximately $237.9 million, or $3.18 per share, compared to approximately $181.3 million, or $2.40 per share, for the same period in 2021. For the nine months ended September 30, 2022, we generated net income of approximately $567.4 million, or $7.58 per share, compared to approximately $614.9 million, or $8.11 per share, for the same period in 2021.

    Net sales during the three and nine months ended September 30, 2022 were approximately $3,121.6 million and $8,752.5 million, respectively, which were approximately 14.5% and 9.6% higher than the same periods in 2021. These increases were primarily the result of robust end-market demand and favorable pricing during the three and nine months ended September 30, 2022 compared to the same periods in 2021, which helped to offset the negative impacts of currency translation, supply chain constraints and inflationary pressures. Regionally, net sales were higher in all regions for the three and nine months ended September 30, 2022 compared to 2021 excluding currency translation, as presented below.

    Income from operations for the three months ended September 30, 2022 was approximately $332.1 million compared to approximately $251.9 million for the same period in 2021. Income from operations for the nine months ended September 30, 2022 was approximately $799.6 million compared to approximately $737.4 million for the same period in 2021. These increases were primarily the result of higher net sales and production volumes along with significant pricing to offset inflationary cost increases. Income from operations for the nine months ended September 30, 2022 was also impacted by impairment charges recorded during the first quarter related to our joint ventures in Russia of approximately $36.0 million, as discussed below.

    Regionally, income from operations in our Europe/Middle East region decreased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 due to negative currency translation impacts, higher material cost inflation and operational inefficiencies due to supply chain challenges that offset favorable pricing. In our North American region, income from operations increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The increase in operating income in the third quarter of 2022 was bolstered by elevated net sales and production volumes as well as a richer sales mix. Third quarter pricing actions mitigated inflationary cost pressures. For the nine months ended September 30, 2022, the third quarter improvement was mostly offset by weaker results in the first half of 2022 resulting primarily from a weaker sales mix as well as higher material and production costs. In our South American region, income from operations increased in the three and nine months ended September 30, 2022 compared to the same periods in 2021. These increases reflect the benefit of higher sales and production levels, pricing in excess of material cost inflation, and a favorable sales mix. In our Asia/Pacific/Africa (“APA”) region, income from operations increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021, primarily due to a positive sales mix and higher net sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Industry Market Conditions
    Agricultural commodity prices continue to support favorable farm fundamentals resulting in strong demand for machinery. Despite favorable demand, supply chain constraints and limited global industry production have negatively impacted the level of retail sales in the first nine months of 2022. Healthy farm income from elevated crop prices helped to offset higher fuel, fertilizer and other input costs. Future demand for agricultural equipment will be influenced by farm income, which is a function of commodity and protein prices, crop yields and government support.

    In North America, industry unit retail sales of utility and high horsepower tractors for the first nine months of 2022 decreased approximately 6% compared to the same period in 2021. Industry unit retail sales of combines for the first nine months of 2022 increased approximately 3% compared to the same period in 2021. Lower sales of smaller tractors, which declined from record levels in 2021, were partially offset by increased sales of higher horsepower units.

    In Western Europe, industry unit retail sales of tractors decreased approximately 10% for the first nine months of 2022 compared to the same period in 2021. Industry unit retail sales of combines for the first nine months of 2022 decreased approximately 9% compared to the first nine months of 2021. Industry retail tractors sales were restricted by supply chain challenges during the first nine months of 2022. In addition, farmer sentiment in the region has been negatively impacted by weakening economic forecasts, the conflict in Ukraine, looming energy supply concerns, as well as input cost inflation.

    In South America, industry unit retail sales of tractors increased approximately 9% for the first nine months of 2022 compared to the same period in 2021. Industry unit retail sales of combines for the first nine months of 2022 decreased approximately 3% compared to the first nine months of 2021. The improved demand in tractors was primarily in Brazil and Argentina. Healthy farm income, supportive exchange rates and continued expansion in planted acreage are driving increased investments in equipment.

STATEMENTS OF OPERATIONS
    Net sales for the three months ended September 30, 2022 were approximately $3,121.6 million compared to approximately $2,725.1 million for the same period in 2021. Net sales for the nine months ended September 30, 2022 were approximately $8,752.5 million compared to approximately $7,983.1 million for the same period in 2021. The following tables set forth, for the three and nine months ended September 30, 2022, the impacts to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended September 30,		Change		Change Due to Currency Translation
	2022	2021	$	%	$	%
Europe/Middle East	$1,390.1	$1,462.4	$(72.3)	(4.9)%	$(286.4)	(19.6)%
North America	910.5	638.7	271.8	42.6%	(5.9)	(0.9)%
South America	571.2	383.3	187.9	49.0%	(2.5)	(0.7)%
Asia/Pacific/Africa	249.8	240.7	9.1	3.8%	(26.2)	(10.9)%
	$3,121.6	$2,725.1	$396.5	14.5%	$(321.0)	(11.8)%

	Nine Months Ended September 30,		Change		Change Due to Currency Translation
	2022	2021	$	%	$	%
Europe/Middle East	$4,260.8	$4,424.8	$(164.0)	(3.7)%	$(630.9)	(14.3)%
North America	2,351.4	1,984.5	366.9	18.5%	(12.8)	(0.6)%
South America	1,446.8	902.1	544.7	60.4%	38.9	4.3%
Asia/Pacific/Africa	693.5	671.7	21.8	3.2%	(52.2)	(7.8)%
	$8,752.5	$7,983.1	$769.4	9.6%	$(657.0)	(8.2)%

    Regionally, net sales in our EME region were lower during the three and nine months ended September 30, 2022 compared to the same periods in 2021. These decreases were primarily due to negative foreign currency translation, offset by higher sales of tractors and replacement parts as well as positive pricing impacts. Net sales in North America increased during the three and nine months ended September 30, 2022 compared to the same periods in 2021. These increases were primarily

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
related to the impact of favorable pricing, as well as increased sales of tractors and precision planting equipment. Net sales in South America increased during the three and nine months ended September 30, 2022 compared to the same periods in 2021. Net sales increased across all South American markets, primarily as a result of robust industry demand and favorable pricing impacts. In our APA region, net sales increased during the nine months ended September 30, 2022 compared to the same periods in 2021, primarily driven by net sales increases in Australia, Japan and Africa, partially offset by lower net sales in China.

    We estimate our worldwide average price increases were approximately 13.2% and 10.0%, respectively, during the three and nine months ended September 30, 2022 compared to the same prior year periods. Consolidated net sales of tractors and combines, which combined comprised approximately 61.3% and 60.0% of our net sales for the three and nine months ended September 30, 2022, respectively, increased approximately 14.5% and 11.9% compared to the same periods in 2021. Unit sales of tractors and combines increased approximately 19.1% and 15.2%, respectively, for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The difference between the unit sales change and the change in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

    The following tables set forth, for the periods indicated, the percentage of net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended September 30,
	2022		2021
	$	% of Net Sales	$	% of Net Sales
Gross profit	$738.9	23.7%	$626.7	23.0%
Selling, general and administrative expenses	287.5	9.2%	266.1	9.8%
Engineering expenses	104.7	3.4%	92.8	3.4%
Amortization of intangibles	14.7	0.5%	14.1	0.5%
Restructuring expenses	1.0	—%	1.4	0.1%
Bad debt expense	(1.1)	—%	0.4	—%
Income from operations	$332.1	10.6%	$251.9	9.2%

	Nine Months Ended September 30,
	2022		2021
	$	% of Net Sales	$	% of Net Sales
Gross profit	$2,060.7	23.5%	$1,889.6	23.7%
Selling, general and administrative expenses	861.1	9.8%	803.0	10.1%
Engineering expenses	312.1	3.6%	296.3	3.7%
Amortization of intangibles	45.4	0.5%	45.8	0.6%
Impairment charges	36.0	0.4%	—	—%
Restructuring expenses	4.4	0.1%	7.4	0.1%
Bad debt (credit) expense	2.1	—%	(0.3)	—%
Income from operations	$799.6	9.1%	$737.4	9.2%

    Gross profit as a percentage of net sales increased for the three months ended September 30, 2022 compared to the same period in 2021. This increase was primarily as a result of higher sales and production as well as favorable pricing which more than offset inflationary cost increases. Gross profit as a percentage of net sales decreased for the nine months ended September 30, 2022 compared to the same period in 2021. This decrease was primarily as a result of higher material and production costs as well as a weaker sales mix.

    Global production hours increased approximately 12.1% and 5.6%, respectively, in the three and nine months ended September 30, 2022 compared to the same periods in 2021. Our production facilities continue to face supply chain and logistics disruptions as well as material, labor and freight cost inflation. These disruptions have impacted our ability to produce and ship units, which has also contributed to labor inefficiencies, and resulted in higher than anticipated raw material and work in

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
process inventory levels. We expect these factors to continue, which may impact production levels and net sales and margins in future periods.

    We recorded approximately $0.4 million and $1.0 million of stock compensation expense within cost of goods sold during the three and nine months ended September 30, 2022, respectively, compared to approximately $0.2 million and $0.8 million for the comparable periods in 2021. See below and refer to Note 4 to our Condensed Consolidated Financial Statements for additional information on stock compensation expense.

    Selling, general and administrative expenses (“SG&A expenses”) as a percentage of net sales were lower for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to higher net sales and foreign currency translation impacts. We recorded approximately $7.4 million and $24.4 million of stock compensation expense within SG&A expenses during the three and nine months ended September 30, 2022, respectively, compared to approximately $5.8 million and $20.5 million, respectively, during the same periods in 2021. Refer to Note 4 to our Condensed Consolidated Financial Statements for additional information on stock compensation expense.

    The restructuring expenses of approximately $1.0 million and $4.4 million, respectively, recorded during the three and nine months ended September 30, 2022 primarily related to severance and other related costs associated with the rationalization of certain South American and European manufacturing operations. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information.

    Interest expense, net was approximately $2.3 million and $8.6 million, respectively, for the three and nine months ended September 30, 2022 compared to approximately $1.2 million and $6.8 million, respectively, for the comparable periods in 2021, resulting primarily from increased debt levels and interest rates in 2022 compared to 2021. See “Liquidity and Capital Resources” for further information.

    Other expense, net was approximately $33.1 million and $72.3 million, respectively, for the three and nine months ended September 30, 2022 compared to approximately $14.1 million and $40.2 million, respectively, for the comparable periods in 2021. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in “Other expense, net,” were approximately $20.4 million and $38.5 million, respectively, for the three and nine months ended September 30, 2022 compared to approximately $7.4 million and $17.1 million, respectively, for the comparable periods in 2021. This increase in losses for the nine months ended September 30, 2022 was primarily a result of higher interest rates as compared to 2021.

    We recorded an income tax provision of approximately $74.2 million and $205.9 million, respectively, for the three and nine months ended September 30, 2022 compared to approximately $70.1 million and $121.4 million, respectively, for the comparable periods in 2021. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. We maintain a valuation allowance to reserve against our net deferred tax assets in certain foreign jurisdictions. During the nine months ended September 30, 2021, our income tax provision included the benefit of a reversal of approximately $67.8 million related to a valuation allowance previously established against our net deferred tax assets in the United States. Improvements in income in the United States during 2021, along with updated future projected income levels, supported the reversal of the valuation allowance.

    Equity in net earnings of affiliates, which is primarily comprised of income from our AGCO Finance joint ventures, was approximately $15.4 million and $39.7 million, respectively, for the three and nine months ended September 30, 2022 compared to approximately $15.9 million and $49.2 million, respectively, for the comparable periods in 2021. The decrease for the nine months ended September 30, 2022 was primarily due to a write-down of our investment in our Russian finance joint venture of approximately $4.8 million recorded during the first quarter of 2022, as well as lower earnings in our European finance joint ventures. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations.

    Net loss attributable to noncontrolling interests was approximately $14.9 million during the nine months ended September 30, 2022. There was no loss or income attributable to noncontrolling interests during the three months ended September 30, 2022. This compares to net income attributable to noncontrolling interests of approximately $1.1 million and $3.3 million, respectively, in the same periods in 2021. The losses during 2022 related to our Russia joint venture.

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

    There was some data exfiltration as a result of the attack, and a portion of the exfiltrated data subsequently was released publicly. We do not have significant retail operations, and we do not believe that the exfiltrated data included privacy-protected consumer data or that the exfiltration was consequential. We continue to review and improve our safeguards to minimize our exposure to future attacks. We do not believe the cost of remediation to the impacted systems will be material. To date, the cost of those efforts has not been consequential. We have cyber insurance coverage, and we plan to file a claim associated with the attack.

    Because we already were experiencing supply chain issues at the time of the attack, we cannot accurately estimate the amount of lost revenue or operating income attributable to the attack. Through increasing production rates in the second half of 2022, we currently expect to mitigate a considerable portion of the effects of the attack by the end of the year.

Russian Joint Ventures

    We previously invested in two joint ventures that operated in Russia primarily for the manufacture and distribution of equipment and parts. Beginning in 2018, our Russian joint venture partner became subject to sanctions by the United States. Subsequent to the commencement of these sanctions, we obtained time-limited general licenses from the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of Treasury that permitted us to continue our participation, which, following the most recent extension, expired on May 25, 2022. Following that expiration, we “blocked” our interest in one of the joint ventures through a process acceptable to OFAC, which had the effect of suspending our role in that joint venture. We have been and continue actively working to conclude our interests in the joint ventures in compliance with the law. During the three months ended March 31, 2022, we assessed the fair value of our gross assets related to the joint ventures for potential impairments and recorded asset impairment charges of approximately $36.0 million. Our sales in Russia and Ukraine were $153.2 million and $86.2 million, respectively, during the year ended December 31, 2021. Our sales subsequent to that date also have not been material. Refer to Note 3 of our Condensed Consolidated Financial Statements for additional information.

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

    As of September 30, 2022, our investment in the finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $372.9 million compared to $359.2 million as of December 31, 2021. The total finance portfolio in our finance joint ventures was approximately $10.5 billion and $10.9 billion as of September 30, 2022 and December 31, 2021, respectively. The total finance portfolio as of September 30, 2022 included approximately $8.9 billion of retail receivables and $1.6 billion of wholesale receivables from our dealers. The total finance portfolio as of December 31, 2021 included approximately $9.2 billion of retail receivables and $1.7 billion of wholesale receivables from our dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. During the nine months ended September 30, 2022, we made no additional investments in our finance joint ventures and there were no dividends paid from our finance joint ventures. For the nine months ended September 30, 2022, our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Condensed Consolidated Statements of Operations, was approximately $40.4 million compared to approximately $49.1 million for the same period in 2021. In addition, during the nine months ended September 30, 2022, we recorded a write-down of our investment in our Russian finance joint venture of approximately $4.8 million, reflected within “Equity in net earnings of affiliates” in our Condensed Consolidated Statements of Operations.

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

September 30, 2022(1)
Credit facility, expires 2023	800.0
1.002% Senior term loan due 2025	244.3
Senior term loans due between 2023 and 2028	312.2
0.800% Senior notes due 2028	586.4
Other long-term debt	5.7
____________________________________
(1) The amounts above are gross of debt issuance costs of an aggregate amount of approximately $3.6 million.

    In June 2022, we entered into an uncommitted revolving credit facility that allows us to borrow up to €100.0 million (or approximately $97.7 million as of September 30, 2022). The credit facility expires on December 31, 2026. Any loans will bear interest at the Euro Interbank Offered Rate (“EURIBOR”) plus a credit spread. As of September 30, 2022, we had no outstanding borrowings under the revolving credit facility and had the ability to borrow €100.0 million (or approximately $97.7 million).

    In April 2022, we entered into a short-term multi-currency revolving credit facility of €225.0 million with Coöperatieve Rabobank U.A., or “Rabobank.” We borrowed $240.0 million in U.S. dollars (or approximately €225.0 million as of April 26, 2022), with a maturity date of March 31, 2023, which remained outstanding as of September 30, 2022. Interest accrues on amounts outstanding under the credit facility, at our option, at either (1) the secured overnight financing rate (“SOFR”) for borrowings denominated in U.S. dollars or EURIBOR for borrowings denominated in Euros plus a margin of 0.75%, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, or (iii) one-month adjusted term SOFR plus 1.0%, plus a margin of 0.75%. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. We also have to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. If, on the last business day of any quarter, the outstanding borrowings on the credit facility exceed the U.S. dollar equivalent of €225.0 million (as of that date) by 5% or more, we are required to repay the amount above such 5% allowance.

    On October 6, 2021, we issued €600.0 million (or approximately $586.4 million as of September 30, 2022) of senior notes at an issue price of 99.993%. The notes mature on October 6, 2028, and interest is payable annually, in arrears, at 0.800%. The senior notes contain covenants restricting, among other things, the incurrence of certain secured indebtedness. The senior notes are subject to both optional and mandatory redemption in certain events.

    In October 2018, we entered into a multi-currency revolving credit facility of $800.0 million. The credit facility expires on October 17, 2023. Interest accrues on amounts outstanding under the credit facility, at our option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on our credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on our credit rating. The revolving credit facility requires that we are in compliance with applicable sanctions at the time of each draw. As of September 30, 2022, we had $800.0 million of outstanding borrowings under the credit facility and therefore had no additional availability.

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

    On January 25, 2019, we borrowed €250.0 million (or approximately $244.3 million as of September 30, 2022) from the European Investment Bank. The loan matures on January 24, 2025. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears.

    In October 2016, we borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements. These agreements had maturities ranging from October 2019 to October 2026. In August 2018, we borrowed an additional aggregate amount of indebtedness of €338.0 million through a group of another seven related term loan agreements. The provisions of the term loan agreements are identical in nature with the exception of interest rate terms and maturities. In October 2019, we repaid an aggregate amount of €56.0 million (or approximately $61.1 million) of two of the 2016 term loans. Additionally, we repaid €192.0 million (or approximately $223.8 million as of October 19, 2021) upon maturity of two 2016 senior term loans in October 2021. On April 19, 2022, we repaid €1.0 million (or approximately $1.1 million) of one of our 2016 senior term loans due October 2023. In August 2021, we repaid two of our 2018 senior term loans upon maturity with an aggregate amount of €72.0 million (or approximately $85.5 million as of August 1, 2021). On February 1, 2022, we repaid €72.5 million (or approximately $81.7 million) of one of our 2018 senior term loans due August 2023 with existing cash on hand. In aggregate, as of September 30, 2022 we have indebtedness of approximately €319.5 million (or approximately $312.2 million) under a total group of six term loan agreements with remaining maturities ranging from August 2023 to August 2028. As of September 30, 2022, for the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 0.90% to 2.26% and maturity dates between August 2023 and August 2028. For the term loan with a floating interest rate, interest is payable in arrears on a semi-annual basis, with an interest rate based on the EURIBOR plus a margin of 1.10% and a maturity date of August 2025.

    As of September 30, 2022 and December 31, 2021, we had short-term borrowings due within one year of approximately $261.8 million and $90.8 million, respectively. The balance as of September 30, 2022 related to short-term borrowings includes the short-term multi-currency revolving credit facility discussed previously of approximately $240.0 million.

    We are in compliance with the financial covenants contained in these facilities and expect to continue to maintain such compliance. Should we ever encounter difficulties, our historical relationship with our lenders has been strong, and we anticipate their continued long-term support of our business.

    Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of September 30, 2022 and December 31, 2021, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.2 billion and $1.3 billion, respectively.

    In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. As of September 30, 2022 and December 31, 2021, the cash received from these arrangements was approximately $170.8 million and $215.4 million, respectively.

    Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements are also without recourse to us. As of September 30, 2022 and December 31, 2021, these finance joint ventures had approximately $45.8 million and $42.6 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

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

    Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 38.5% and 29.7% at September 30, 2022 and December 31, 2021, respectively.

Cash Flows

    Cash flows used in operating activities were approximately $295.1 million for the first nine months of 2022 compared to cash flows provided by operating activities of $41.5 million for the same period in 2021. The increase in cash flow used in operating activities during the nine months ended September 30, 2022 was primarily as a result of a larger increase in inventories and accounts receivable and a lower increase in accounts payable as compared to the same period in 2021. Supply chain disruptions have resulted in significantly higher raw material and work-in-process inventory levels during the first nine months in 2022 as compared to the same period of prior year.

    Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had approximately $2,083.6 million in working capital at September 30, 2022 as compared to $1,559.5 million at December 31, 2021 and $1,258.7 million at September 30, 2021. Accounts receivable and inventories, combined, as of September 30, 2022 were approximately $915.4 million and $705.7 million higher, respectively, than at December 31, 2021 and September 30, 2021. Accounts receivable and inventories, combined, at September 30, 2022 were higher than at December 31, 2021 and September 30, 2021 primarily due to the impact of supply chain constraints.

    Capital expenditures for the first nine months of 2022 were approximately $270.5 million compared to $198.7 million for the same period in 2021. We anticipate capital expenditures for the full year of 2022 will be approximately $325.0 million and will be used primarily to upgrade our system capabilities, improve our factory productivity, and to support the development and enhancement of new and existing products, including investments in smart farming, precision agriculture and digital technologies.

Share Repurchase and Dividends

    During the three and nine months ended September 30, 2022, we did not purchase any shares directly or enter into any accelerated share repurchase agreements. As of September 30, 2022, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $110.0 million, which has no expiration date. In addition, on April 28, 2022, our Board of Directors approved an increase to our quarterly dividend commencing in the second quarter of 2022 by 20% to $0.24 per common share and declared a special variable dividend of $4.50 per common share that was paid during the second quarter of 2022.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
    We are party to a number of commitments and other financial arrangements, which may include off-balance sheet arrangements. At September 30, 2022, we guaranteed indebtedness owed to third parties of approximately $27.9 million, primarily related to dealer and end-user financing of equipment. In addition, we had accrued approximately $19.8 million of outstanding guarantees of residual values that may be owed to our finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantee is approximately $184.3 million. We also sell a majority of our wholesale receivables in North America, Europe and Brazil to our U.S., Canadian, European and Brazilian finance joint ventures. At September 30, 2022, we had outstanding designated and non-designated foreign currency contracts with a gross notional amount of approximately $3.3 billion. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 12, 14 and 18 to our Condensed Consolidated Financial Statements, for further discussion of these matters.

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

OUTLOOK
    Global industry demand for farm equipment generally is expected to remain strong throughout 2022 with improved demand in South America, relatively flat demand in North America and a decline in demand in Europe compared to 2021. Our net sales are expected to increase in 2022 compared to 2021, resulting from an increase in forecasted industry demand, as well as positive pricing, partially offset by unfavorable currency translation. Operating margins are expected to improve from 2021 levels, reflecting increased net sales and production volumes and favorable pricing, net of material and labor cost inflation. The improved profitability is expected to fund increases in engineering expenses and other technology investments to support our product development plans as well as our precision agriculture and digital initiatives.

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
•    the occurrence of future cyberattacks, including ransomware attacks; and
•    the conflict in Ukraine.

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

    As previously discussed, we have joint ventures with a sanctioned entity that operate in Russia, and we participated in these joint ventures under time-limited general licenses from OFAC of the U.S. Department of the Treasury that expired on May 25, 2022. Following that expiration, we “blocked” our interest in one of the joint ventures through a process acceptable to OFAC, which had the effect of terminating our role in that joint venture. We have been and continue actively working to conclude our interests in the joint ventures in compliance with the law. Accordingly, there could be other consequences related to the conclusion of the joint ventures that we do not foresee.

    International relations in the Pacific Rim remain in a state of flux, with, for instance, changes over the last few years in the international tariff regimes between the United States and China in response to various political issues and heightened uncertainty regarding China-Taiwan relations. This region is an important producer of parts and components that are critical to our products, particularly semiconductor chips. Should events in that region or between governments in that region and the countries in which we manufacture products deteriorate, it could significantly adversely impact the availability of parts and components to us, and, correspondingly, our ability to produce products at targeted levels.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk Management
    For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021. As of the third quarter of 2022, there has been no material change in our exposure to market risks.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
    There were no purchases of our common stock made by or on behalf of us during the three months ended September 30, 2022.

ITEM 6.    EXHIBITS
(The Company is not filing, under Item 4, instruments defining the rights of holders of long-term debt where the debt does not exceed 10% of the Company’s total assets. The Company agrees to furnish copies of those instruments to the Commission upon request.)

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation
3.1	Bylaws	October 31, 2022, Form 8-K, Exhibit 3.1

31.1	Certification of Eric P. Hansotia	Filed herewith

31.2	Certification of Damon Audia	Filed herewith

32.1	Certification of Eric P. Hansotia and Damon Audia	Furnished herewith

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, are formatted in Inline XBRL:
(i) Condensed Consolidated Balance Sheets;
(ii) Condensed Consolidated Statements of Operations;
(iii) Condensed Consolidated Statements of Comprehensive Income;
(iv) Condensed Consolidated Statements of Cash Flows; and
(v) Notes to Condensed Consolidated Financial Statements
Filed herewith

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline XBRL	Filed herewith

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2022	AGCO CORPORATION Registrant /s/ Damon Audia
Damon Audia Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Lara T. Long
Lara T. Long Vice President, Chief Accounting Officer (Principal Accounting Officer)