Form 10-K
period 2022-12-31
AGCO CORP /DE
filed 2023-03-01
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of AGCO Corporation’s Common Stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2022 was approximately $6.1 billion. For this purpose, directors and officers and the entities that they control have been assumed to be affiliates. As of February 23, 2023, 74,845,890 shares of AGCO Corporation’s Common Stock were outstanding.
Documents Incorporated by Reference
Portions of AGCO Corporation’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.        Business

    AGCO Corporation was incorporated in Delaware in 1991. Unless otherwise indicated, all references in this Form 10-K to “AGCO,” “we,” “us” or the “Company” include AGCO Corporation and its subsidiaries.

General

    We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. Our purpose is to provide farmer-focused solutions to sustainably feed our world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment, seeding and tillage equipment, implements, and grain storage and protein production systems. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brands, including Fendt®, GSI®, Massey Ferguson®, Precision Planting® and Valtra®, supported by our FUSE® precision agriculture solutions. We distribute most of our products through approximately 3,100 independent dealers and distributors in approximately 140 countries. We also provide retail and wholesale financing through our finance joint ventures with Coöperatieve Rabobank U.A., which, together with its affiliates, we refer to as “Rabobank.”

Products

    The following table sets forth a description of the Company’s more significant products and their percentage of net sales:

			Percentage of Net Sales
Product		Product Description	2022(1)	2021(1)	2020
Tractors	•	High horsepower tractors (140 to 650 horsepower); typically used on large acreage farms, primarily for row crop production, soil cultivation, planting, land leveling, seeding and commercial hay operations	59%	57%	57%
	•	Utility tractors (40 to 130 horsepower); typically used on small- and medium-sized farms and in specialty agricultural industries, including dairy, livestock, orchards and vineyards
	•	Compact tractors (under 40 horsepower); typically used on small farms and specialty agricultural industries, as well as for landscaping, equestrian and residential uses
Replacement Parts	•	Replacement parts for all of the products we sell, including products no longer in production. Most of our products can be economically maintained with parts and service for a period of ten to 20 years. Our parts inventories are maintained and distributed through a network of master and regional warehouses throughout North America, South America, Europe, Africa, China and Australia in order to provide timely response to customer demand for replacement parts	13%	15%	16%
Grain Storage and Protein Production Systems	•	Grain storage bins and related drying and handling equipment systems; seed-processing systems; swine and poultry feed storage and delivery, ventilation and watering systems; egg production systems, and broiler production equipment	9%	10%	10%
Hay Tools and Forage Equipment, Planters, Implements & Other Equipment	•	Round and rectangular balers, loader wagons, self-propelled windrowers, forage harvesters, disc mowers, spreaders, rakes, tedders, and mower conditioners; used for the harvesting and packaging of vegetative feeds used in the cattle, dairy, horse and renewable fuel industries	12%	12%	11%
	•	Planters and other planting equipment (including retrofit equipment); used to plant seeds and apply fertilizer in the field, typically used for row crops, including planting technologies that cover the areas of monitoring and measurement, liquid control and delivery, meter accuracy and seed delivery
	•	Implements, including disc harrows, which cut through crop residue, leveling seed beds and mixing chemicals with the soils; heavy tillage, which break up soil and mix crop residue into topsoil, with or without prior discing; field cultivators, which prepare a smooth seed bed and destroy weeds; and drills, which are primarily used for small grain seeding
	•	Other equipment, including loaders; used for a variety of tasks, including lifting and transporting hay crops
Combines	•	Combines, sold with a variety of threshing technologies and complemented by a variety of crop-harvesting heads; typically used in harvesting grain crops such as corn, wheat, soybeans and rice	5%	4%	3%
Application Equipment	•	Self-propelled, three- and four-wheeled vehicles and related equipment; for use in the application of liquid and dry fertilizers and crop protection chemicals both prior to planting crops (“pre-emergence”) and after crops emerge from the ground (“post-emergence”)	3%	3%	3%
____________________________________
(1) The summation of these individual percentages does not total due to rounding.

Precision Agriculture

    We offer solutions to farmers to optimize farming performance, while improving ease of use. We provide telemetry-based fleet management tools, including remote monitoring and diagnostics, which help farmers improve uptime, machine and yield optimization, mixed fleet optimization and decision support, with critical data privacy choices and convenient mobile tools that offer access to data and information. These products ultimately result in improved yields or reduced waste as well as increased profitability for farmers to help to enable sustainable farming. In addition, our precision agriculture solutions are based on connectivity, automation and digitalization and include satellite-based steering, field data collection, product self-adjustment and yield-mapping. Our Precision Planting®, Headsight® and Intelligent Ag Solutions brands provide retrofit solutions to upgrade farmers’ existing equipment to improve their planting, liquid application and harvest operations, resulting in yield and cost optimization. Our Precision Planting®, Headsight®, JCA and Intelligent Ag Solutions brands also sell precision agriculture solutions around the crop cycle to third party original equipment manufacturers (“OEMs”). Our Fuse® and other precision agriculture solutions support our products, brands and the aftermarket with a comprehensive and customizable suite of solutions, enabling farmers to make individual, data-based decisions in order to reduce costs and maximize efficiency, yields and profitability. These technologies are developed internally or sourced from third parties and integrated into our products. We believe that these products and related devices are highly valued by professional farmers globally and are integral to the current and future growth of our equipment sales and revenues.

Market Conditions

    Demand for agricultural equipment is cyclical, influenced by, among other things, farm input costs, farm income, farm land values and debt levels, acreage planted, crop yields, weather conditions, the demand for agricultural commodities, commodity and protein prices, agricultural product demand and general economic conditions, and government policies and subsidies. The COVID-19 pandemic, the conflict in Ukraine and other economic factors continue to create volatility in the global economy, including employment disruptions, supply chain constraints and logistics interruptions. Elevated agricultural commodity prices have supported favorable farm economics resulting in farmers upgrading and replacing aging fleets. Supply chain constraints negatively affected industry production during 2022. Future demand for agricultural equipment will be influenced by the factors noted above. Despite global supply chain and logistics disruptions, farmer economics are healthy and continue to bolster market demand.

2022 Compared to 2021 Financial Highlights

    Net income attributable to AGCO Corporation and subsidiaries for 2022 was $889.6 million, or $11.87 per diluted share, compared to $897.0 million, or $11.85 per diluted share for 2021.

    Net sales for 2022 were approximately $12,651.4 million, or 13.6% higher than 2021, primarily due to improved market demand and favorable pricing impacts. Income from operations was $1,265.4 million in 2022 compared to $1,001.4 million in 2021. The increase in income from operations in 2022 was primarily the result of higher net sales and production volumes along with significant pricing to offset inflationary cost increases. Income from operations was also impacted by impairment charges recorded during the first quarter of 2022 related to our joint ventures in Russia of approximately $36.0 million. See “Financial Highlights” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional information.

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

	Independent Dealers and Distributors	Percent of Net Sales(1)
Geographical Region	2022	2022	2021	2020
Europe	695	49%	54%	57%
North America	1,735	25%	24%	24%
South America	265	17%	12%	9%
Rest of World (2)	405	9%	10%	10%
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

    We believe that our ability to offer our dealers a full product line of agricultural equipment and related replacement parts, as well as our digital tools to support the dealer’s sales, marketing, warranty and servicing efforts, helps ensure the vitality and increase the competitiveness of our dealer network. We also maintain dealer advisory groups to obtain dealer feedback on our operations.

    We provide our dealers with volume sales incentives, demonstration programs and other advertising support to assist sales. We design our sales programs, including retail financing incentives, and our policies for maintaining parts and service availability with extensive product warranties to enhance our dealers’ competitive position.

Resources

Manufacturing and Assembly

    We manufacture and assemble our products in 44 locations worldwide, including four locations where we operate joint ventures. Our locations are intended to optimize capacity, technology and local costs. We balance our manufacturing resources with externally-sourced machinery, components and/or replacement parts to enable us to better control costs, inventory levels and our supply of components. We believe that our manufacturing facilities are sufficient to meet our needs for the foreseeable future. Refer to Item 2, “Properties,” for a listing of our principal manufacturing locations.

    Our AGCO Power division produces diesel engines, gears and generating sets. The diesel engines are manufactured for use in a majority of our tractors, combines and sprayers, and also are sold to third parties. AGCO Power specializes in the manufacturing of off-road engines in the 75 to 500 horsepower range.

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

    We also assist in the development of these products or component parts based upon our own design requirements. Our past experience with outside suppliers generally has been favorable, although in 2021 and 2022 we experienced supply chain disruptions for several key components such as the global semiconductor shortage.

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

Wholesale Financing, Sales Terms and Accounts Receivable Sales Agreement

    Primarily in the United States and Canada, we engage in the standard industry practice of providing dealers with floor plan payment terms for their inventories of farm equipment for extended periods, generally through our AGCO Finance joint ventures. The terms of our wholesale finance agreements with our dealers vary by region and product line, with fixed payment schedules on all sales, generally ranging from one to 12 months. In the United States and Canada, dealers typically are not required to make an initial down payment, and our terms allow for an interest-free period generally ranging from one to 12 months, depending on the product. Amounts due from sales to dealers in the United States and Canada are immediately due upon a retail sale of the underlying equipment by the dealer, with the exception of sales of grain storage and protein production systems, as discussed further below. If not previously paid by the dealer, installment payments generally are required beginning after the interest-free period with the remaining outstanding equipment balance generally due within 12 months after shipment. In limited circumstances, we provide sales terms, and in some cases, interest-free periods that are longer than 12 months for certain products. These typically are specified programs, predominantly in the United States and Canada, where interest is charged after a period of up to 24 months, depending on various factors including dealers’ sales volumes during the preceding year. We also provide financing to dealers on used equipment accepted in trade. We generally obtain a security interest in the new and used equipment we finance.

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

Environmental Regulations

    We are subject to environmental laws and regulations concerning emissions to the air, discharges of processed or other types of wastewater, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws and regulations are constantly changing, and the effects that they may have on us in the future are impossible to accurately predict. We attempt to comply with all applicable environmental, health and safety laws and regulations. However, we believe that any expense or liability we may incur in connection with noncompliance with laws or regulations or the cleanup of any of our properties will not have a materially adverse effect on us.

    The engines manufactured by our AGCO Power division, which specializes in the manufacturing of non-road engines in the 75 to 500 horsepower range, currently comply with emissions standards and related requirements set by European, Brazilian and U.S. regulatory authorities, including both the United States Environmental Protection Agency and various state authorities. We expect to meet future emissions requirements through the introduction of new technology to our engines and exhaust after-treatment systems, as necessary. In some markets, such as the United States, we must obtain governmental environmental approvals in order to import our products, and these approvals can be difficult and time-consuming to obtain or may not be obtainable at all. For example, our AGCO Power division and our engine suppliers are subject to air quality standards, and production at our facilities and sales of our products could be impaired if AGCO Power and these suppliers are unable to timely respond to any changes in environmental laws and regulations affecting engine emissions, including the emissions of greenhouse gases (“GHG”). Compliance with environmental and safety regulations has added, and will continue to add, to the cost of our products and increase the capital-intensive nature of our business.

Cybersecurity

    We have a cybersecurity incident response plan in place that provides a documented framework for handling high severity security incidents and includes facilitated coordination across multiple functions of the Company. We invest in threat intelligence and are active participants in industry and government forums to strive to improve our overall capabilities with respect to cybersecurity. We routinely perform reviews of threat intelligence and vulnerability management capabilities, while performing simulations and drills at both technical and management levels. We incorporate external expertise in all aspects of our program utilizing best practice guidance from third-party cybersecurity advisors to provide objective assessments of our capabilities. We maintain a cyber and internet security and privacy liability insurance coverage. We also have policies and practices in place to address data privacy regulations. Our cybersecurity program is reviewed and assessed by external information security specialists or by our internal audit group at least annually. Further, we conduct annual cybersecurity awareness training for employees and targeted training for high-risk functions of the Company. We also conduct phishing exercises and correlated education with our employees. As part of its risk oversight role, our Audit Committee oversees cyber risk, information security and technology risk, including management’s actions to identify, assess, mitigate and remediate material cybersecurity issues and risks. The Audit Committee receives regular reporting several times each year from our Chief Information Security Officer as well as our Chief Information Officer on our technology and cyber risk profile, enterprise cybersecurity program and key enterprise cybersecurity activities. During 2022, we established a Cybersecurity Council comprised of members of our senior management team that is regularly briefed on cybersecurity matters and provides input to our overall approach to cybersecurity. Our formal cybersecurity program is structured and governed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, as well as other global standards and best practices.

    On May 5, 2022, we discovered that we had been subject to a sophisticated cyberattack. The attack resulted in the temporary closure of most of our production sites and parts operations. A majority of the affected locations resumed operations within approximately two weeks after the attack was discovered.

    There was some data exfiltration as a result of the attack, and a portion of the exfiltrated data subsequently was released publicly. We do not have significant retail operations, and we do not believe that the exfiltrated data included privacy-protected consumer data or that the exfiltration was consequential. We have invested heavily in maturing our information technology and cybersecurity operations and continue to review and improve our safeguards to minimize our exposure to future attacks. We do not believe the cost of remediation to the impacted systems will be material. To date, the cost of those efforts has not been consequential. We have cyber insurance coverage, and filed a claim associated with the attack.

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

Governance

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

    In 2022, we established a Sustainability Committee within our Board of Directors. The committee was formed to aid the Board of Directors in overseeing the Company’s sustainability strategy, policies, and programs with respect to climate change, environmental matters, workplace safety, human rights, and other sustainability matters. The Sustainability Committee also assesses current aspects of the Company’s sustainability performance and monitors progress against publicly stated goals. This includes overseeing processes to ensure compliance with applicable laws and regulations and programs to identify, assess and manage risks relating to sustainability matters (including those risks that are mitigated with our enterprise risk management system and the overall risk oversight and direction provided by the Audit Committee of the Board). This significant enhancement of our sustainability governance demonstrates how we are aligning with best practices and intentionality of our governance efforts as we bring to the environmental and social aspects of our commitment to sustainability. The Sustainability Committee generally meets three times annually. In addition, the Board of Directors reviews sustainability matters at one meeting each year.

Our Planet

    Farming is deeply vulnerable to the effects of climate change, which can include extreme weather events such as drought in some regions and flooding in others, rising average temperatures, and other challenges. Climate change affects where we work and live, fueled by GHGs, particularly carbon dioxide. Farmers can play a vital role in the critical challenge of reducing GHGs. More than one-fifth of the world’s GHG emissions come from the food sector, and almost one-third of the world’s energy usage is attributable to agriculture and the food industries.

    Climate Change

    The potential impacts from climate-related risks are significant to AGCO. We are focused not only on reducing the carbon footprint of our own operations and products but also innovating products for farmers to support them to sustainably increase their crop yields while at the same time reducing in-field GHG emissions and sequestering more carbon in the soil.

    AGCO has adopted the Task Force on Climate-Related Financial Disclosures (“TCFD”) framework to guide our approach to understanding and managing climate-related risks and opportunities and to further improve transparency in our reporting. We submitted our first full submission to the Carbon Disclosure Project (“CDP”) in 2022. We continue to incorporate the TCFD framework into our sustainability program and remain committed to working towards addressing both the risks and opportunities that most materially impact us, while also increasing our preparedness for potential physical and transitional impacts associated with climate change risks. Please refer to our TCFD disclosures within our Sustainability Report and our CDP Climate Questionnaire for more information in the “Sustainability” section on our website located under “Our Commitment.”

    Climate change is a significant topic of discussion and will generate regulatory responses in the U.S. and around the world. It is impracticable to predict with any certainty the impact on our business of climate change or the regulatory responses to it, although we recognize that they likely will be significant. And while we are beginning to conduct scenario analyses under the TCFD framework to analyze potential impacts, it will be some time before that enables us to predict with any certainty the ultimate impact of additional regulation, either directionally or quantitatively, on our overall business, results of operations or financial condition. We assessed climate risks related to AGCO by conducting our first scenario analysis during 2021 based on guidance set forth in the recommendations from the TCFD, as well as other published frameworks.

    In order to enhance our sustainability efforts, we began benchmarking ourselves against our industry peers, by gathering stakeholders and subject matter experts across various functions within our Company, in order to compile a list of potential and prioritized climate change risks and opportunities. We then conducted a scenario analysis using two scenarios to qualitatively and quantitatively assess the strategic and financial impacts of such risks, as well as their potential likelihood. After risks and opportunities were ranked with respect to risk exposure, we held further discussions with subject matter experts within our Company to determine preparedness and mitigation steps for the prioritized risks, as well as strategies with respect to potential business opportunities. Risks identified included, but were not limited to, market demand for our products, technological innovation (i.e., lower carbon, energy efficient solutions), reputation, and government policy and legal constraints. Identified possible opportunities ranged from resource efficiency, energy source alternatives, development of new products and services, development of new emerging markets and partnerships and resilience planning. Building on the work completed in 2021, during 2022 we undertook a quantitative climate risk assessment in order to develop mitigation and resilience plans to manage physical risks.

    We anticipate climate-related physical risks affecting our customers to drive the highest impacts to our future business, including ultimate potential impact to our revenue growth and business operations overall. With our farmer-first strategy, we aim to drive success in partnership with our farmer customers, given they are affected first hand by climate change impacts. The agricultural industry is currently responsible for a large proportion of global GHG emissions. Farmers can potentially play a pivotal role in reducing agricultural greenhouse gas emissions through carbon sequestration. In pursuit of identified potential opportunities, our existing and future investments in precision agricultural technologies, on-site renewable energy, energy efficient projects, as well as research and development (“R&D”) activities focused on automation, robotics, electrification and future alternative fuels provide significant prospects to capitalize on climate-related opportunities. We currently spend approximately 3.5% of our net sales with respect to R&D activities, and we are prioritizing and advancing those projects that target these specific areas as further discussed below.

    We believe the objectives resulting from our 2021 and 2022 assessments provide us with a better understanding on how to position AGCO to build resilience to changing climate conditions, but to also emerge as a strong partner to our customers and stakeholders in creating future value for our business and farmer customers, while contributing towards global efforts to combat climate-related impacts. Rising temperatures and extreme weather events, including drought and flooding, take a heavy toll on farming in many regions of the planet. Many farmers struggle to maintain crop yields under increasingly adverse environmental conditions. We believe that we have a responsibility to design and build machines and precision agriculture tools that help farmers operate more sustainably. We are also committed to a reduction of emissions within our own operations. Please also refer to “Climate Change and Other Environmental Risks” within Item 1A, “Risk Factors” for further information. We also publish further reporting on our corporate website at www.agcocorp.com under the heading “Our Commitment” with respect to climate risks and other sustainability program efforts.

We center our sustainability efforts around four strategic focus areas where we believe we can have the biggest impact:
•Decarbonizing our operations and products
•Advancing soil health and soil carbon sequestration through smart solutions
•Prioritizing animal welfare in food production
•Elevating employee health, safety and well-being

    Decarbonizing our Operations and Products

    We believe a combination     of strategies will be needed to achieve AGCO’s decarbonization goals. Our reduction plans include activities to reduce the direct GHG emissions across our global operations as well as the indirect emissions from purchased energy, such as steam, natural gas and electricity, while reducing other material emissions from across our upstream and downstream value chain.

    Our current product offerings of tractors and implements reduce fossil fuel consumption and GHG emissions compared to equipment of the past. The most direct and immediate way to support farmers in reducing GHGs is to increase the carbon dioxide equivalent (“CO2e”) efficiency of current machines, introduce and increase adoption of low carbon powertrains (such as battery electric vehicles, plug-in hybrid electric vehicles, and biogas) and lower fuel emission intensity of CO2e by replacing diesel with low or zero emission fuels.

    Our aspiration is zero carbon emissions. Solutions are being developed to provide an all-electric tractor, which is in the advanced pilot stage and targeted for commercial launch in 2024. This tractor has the potential to be especially useful in the livestock, specialty crop and municipality applications. Our engineering teams also are developing a prototype tractor powered by carbon-free, hydrogen-based fuel cell technology and are experimenting and researching tractors that run on biomethane and natural gas, which are carbon-neutral or reduced emission fuels. Our product development has been focused on reducing tractor fuel consumption without compromising performance, such as through the efficiency of our continuously variable transmissions (“CVT”s).

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

    Building a more circular economy is a win-win for farmers and the environment. It saves farmers money by repurposing and extending the life cycle of their existing equipment, but also reduces the use of precious resources and raw materials in manufacturing. The reuse of manufactured items is a cornerstone of sustainability. We have been active in helping move farms towards a circular economy through our remanufactured product lines. Remanufacturing promotes resource-preserving practices with energy, emission and waste savings. Across our brands many of our components in our tractors, from electronics to engines to hydraulics, are available as remanufactured items with warranties. Our precision agriculture solutions discussed further below are provided as both factory installed OEM solutions as well as through retrofit solutions that upgrade the performance of existing OEM solutions from any major manufacturer.

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

Our Farmers

    Advancing Soil Health and Soil-carbon Sequestration

    Everything we do revolves around what we can do for farmers, and we are committed to be an innovation leader in sustainable agriculture. Over the past several years, we have invested in both demonstration farms and agronomy research to test and demonstrate the latest technologies that support core agronomy principles. Preserving farmlands and their productivity is becoming more challenging with advancing climate change. Not only is ensuring farmlands’ resilience and adaptability in the face of climate change essential to farming profitability, it is also critical to global food security.

    We are focused on supporting farmers to become more effective stewards of their land. One focus of that support is maintaining soil health. Healthy soil, rich in nutrients, is productive soil, and can serve to keep carbon harmlessly trapped within soil instead of releasing it to the atmosphere as carbon dioxide, the primary greenhouse gas. That is why we consider preserving soil health and related carbon sequestration as one of our four pillars of sustainability. Through our products, technology, research and outreach, we can help farmers protect soil by reducing compaction and disturbance, optimizing nutrients, maintaining moisture, resisting erosion and promoting carbon sequestration.

    One new way we are supporting our farmers is by partnering with carbon credit registries to connect our machines and data so that farmers can more easily monetize the adoption of regenerative agriculture practices such as reducing tillage. A growing number of carbon-credit registries reward farmers for sequestering carbon through changes to farming practices. These companies typically require participating farmers to input years worth of their farming-activity data, frequently by manually entering it on a registry website, a time-consuming and error-prone process. We have been partnering with a growing number of carbon-credit registries to automate the data-entry process for farmers. The process is automated by connecting farmers’ machines to a farm management information system. The majority of AGCO machines available today are connected as a standard or optional feature, a capability first introduced in 2010.

    One of the biggest challenges to protecting farm soil is avoiding soil compaction which is the compression of soil that takes place as equipment crosses the field. Yields potentially fall by as much as 50% where there is compacted soil. Additionally, compaction compromises the soil’s ability to drain, making it more vulnerable to both flooding and drought.

Waterlogged or dry soil, in turn, leads to even lower yields, and is more likely to erode. One important way to reduce compaction is to minimize the area over which the equipment travels. AGCO’s smart-farming technology and precision agriculture tools provide intelligent guidance and sensing, enabling equipment to shorten routes and minimize turns. And because our precision agriculture tools place seeds, fertilizer and other inputs exactly where they are needed for optimal outcomes, they can often reduce the amount of inputs required. Reducing or even eliminating tillage can be helpful to soil and the environment. Tillage can worsen erosion, remove the protective residue from previous crops, disrupt needed organic matter and microorganisms and release carbon dioxide. Our precision agriculture tools support reduced-till and no-till farming by neatly slicing through residue and firm, untilled soil in order to pace seeds and other inputs at the ideal depth, while preserving the surrounding soil’s integrity and organic-matter content.

    Soil characteristics such as organic matter, vital nutrients and moisture can vary from farm to farm, across a single farm from point to point, and over time at any one point. Farmers rely on soil testing, typically performed by professional agronomists. To provide farmers with repeatable, reliable, and timely soil nutrient level results, AGCO’s Precision Planting® brand launched Radicle AgronomicsTM in 2022, a powerful set of new soil sampling and soil-analysis tools designed for use by agronomists across the globe that produces accurate results in minutes.

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

    Animal Welfare in Food Production

    As farmers look for ways to productively raise more animals to meet rising global demands for animal protein, they also want to ensure they are raising healthy animals and doing more to protect animal welfare. AGCO actively participates in efforts to advance industry standards and academic research in animal welfare. We offer a range of products that help farmers monitor, control and accurately report environmental conditions around animals, facilitating practices that reduce stress, discomfort and disease, and promoting good nutrition and normal animal behavior. Our products include aviary climate-control, housing, biosecurity, and feeding and watering systems aimed at protecting animal welfare for poultry and egg production farms. These systems provide hens and chicks the freedom of movement along with automated watering, feeding, egg collection, ventilation and cleaning capabilities. We also recently acquired a company that develops and manufactures a robot that moves throughout the barn measuring temperature, air quality, light and noise, enlisting artificial intelligence to spot potential health, welfare and other problems. Digitalization of the farm not only provides valuable insight to inform product and service evolution to the farmer, but it also provides food transparencies that consumers care about. The foundation to our approach to animal welfare seeks to align with the five domains of animal welfare, covering nutrition, environment, health, behavior and the mental and emotional state of the animal. We continue to develop our future strategies around the design, engineering and manufacturing of industry-leading protein solutions, building upon our advanced aviary systems, precision-feeding systems and organic sheds.

    During 2022, we took several significant steps to strengthen the scope and impact of our expert advisory animal welfare panel. Established in 2021, the panel brings together an array of experts to meet at least twice a year in order to advise us on how our product solutions can help prioritize animal health and welfare at animal-raising operations while supporting productivity and profitability. Composed of leading experts from outside our Company, the panel helps bring diverse, independent perspectives to AGCO’s animal-welfare strategy. One of the changes we made in 2022 was to split the panel members across the species groups we serve in order to dive more deeply into the health and welfare challenges specific to each group.

    Employee Health, Safety and Well-being

    Safety is a top priority at AGCO, and we want to ensure that all of our workplaces protect the health and safety of our employees, as well as prevent long-term occupational health risks. We conduct occupational risk assessments regularly, leveraging our long-term shop floor experience, and are targeting improvement in our accident incident rates in our facilities. During 2021, we refreshed and started to embed a new enterprise-wide model to advance our culture of health and safety, built upon the success of our current health and safety program that was launched in 2014, and we have made further refinements of that program in 2022, including the appointment of a global director to lead our initiatives. See further discussion below on Employee Health, Safety and Well-being.

    Our People and our Communities

    We foster a culture centered around a simple, clear purpose: farmer-focused solutions to sustainably feed our world. Our goal is for every AGCO employee to feel connected to that purpose, as well as to each other, and to act in accordance with our core values of Integrity, Trust, Respect, Team Spirit and Accountability. We believe that working at AGCO should feel rewarding, meaningful, supportive and safe, and, that if it does, the results will translate to positive outcomes for farmers, our planet and our success.

    AGCO Agriculture Foundation

    As a farmer-focused, purpose-driven company, we keenly feel the value of community, and we look for ways to contribute to the many communities in which we operate. We launched the AGCO Agriculture Foundation (the “Foundation”) during 2018, as a reaffirmation of our dedication to support farmers as they strive to feed the world. The Foundation also demonstrates our support of specific United Nations Sustainable Development Goals aimed at preventing and relieving global hunger, and providing farmer-centric support to farming communities. Through the Foundation, as well as our brand and regional engagement activities, we support a variety of non-profit organizations and local community-based groups. The Foundation added an employee advisory board in 2022 made up of volunteer employees to strengthen our relationship with our AGCO communities and employees, and to guide the Foundation’s resources to promote inclusive agricultural prosperity and improved livelihood for farmers in our AGCO regions.

Human Capital

    We have approximately 25,600 employees worldwide, who are guided by our Company’s clear purpose – Farmer-focused solutions to sustainably feed our world. We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. Through ongoing talent development, comprehensive compensation and benefits, and a focus on health, safety and employee well-being, we strive to help our employees in all aspects of their lives so they can do their best work.

    Employees are further guided by our global Code of Conduct, which builds on the foundation of our embedded core values: Integrity, Trust, Respect, Team Spirit and Accountability. We also maintain a global anonymous reporting mechanism for the receipt, retention and treatment of complaints or concerns regarding accounting or other possible violations of our global Code of Conduct.

    While fluctuations may occur within our workforce from time to time, we track and attempt to manage our attrition rates, while also ensuring that key positions critical to our performance our appropriately staffed. We also analyze employee departure data so that we can continually improve upon the employee experience. During 2022, our employee turnover rate related to voluntary terminations was approximately 9.5% as compared to 7.7% in 2021.

Unions, Collective Bargaining Agreements and Work Councils

    Of our worldwide employees, approximately 5,700 are located in the United States and Canada. Many of our global manufacturing employees, and some other employees, are represented by unions and works councils, and a significant number of our employees are subject to collective bargaining agreements that typically are for terms of three to five years and are renegotiated in connection with renewals. We currently do not expect any significant difficulties in renewing these agreements.

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

    Over the past year, our employees have completed online, self-directed instructor-led courses across a broad range of categories – leadership, inclusion and diversity, professional skills, technical competencies and compliance. Compliance training includes education in AGCO’s culture and values and compliance with our global Code of Conduct, which, in turn, includes compliance with anti-bribery/corruption laws and policies, compliance with data privacy and cybersecurity protocols, conflicts of interest, discrimination and workplace harassment policies and sexual harassment policies. We are deeply committed to identifying and developing the next generation of top-tier leadership with a special focus on diverse and technologically innovative talent. We conduct annual in-depth talent and succession reviews with our senior leadership team that focus on accelerating talent development, strengthening succession pipelines, and advancing diversity representation for our most critical roles. This analysis was reviewed by our Board’s Talent and Compensation Committee in 2022 and is planned for review in March 2023. Our diversity representation targets have been set for completion through 2030 with annual targets and quarterly progress reporting planned during that period. Furthermore, we have a performance management process that includes annual goal setting, mid-year reviews and annual performance appraisals. Both employees and managers play an active part in our performance management process, promoting a culture of accountability that fosters employee development.

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

Health, Wellness and Safety

    We are also committed to the health, safety and wellness of our employees, striving to work safe, every day in every way. As previously discussed, our health and safety program focuses on risk reduction and safety management systems that promote preventative measures. In response to the COVID-19 pandemic, we have implemented and continue to implement significant changes that we have determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. During 2020 and 2021, we ensured safety protocols were in place for employees who were required to work onsite, including partitioning screens in factories and enhanced cleaning and sanitation practices. We continued to apply these protocols during 2022 throughout our operations as conditions warranted, regularly evaluating changing conditions as a result of emerging variants of COVID-19 and adjusted government requirements to ensure we provide a safe environment for employees, visitors and third party contractors. For employees that can work from home, we have deployed new technologies to strengthen virtual connectivity across the globe. Our global safety initiative is a company core value. We continued the journey with the goal of achieving world-class health and safety results during 2022. We have implemented many leading and lagging indicators, with each being critical key performance. Indicators that are measured with goal metrics that aid in closing gaps across our global operations. Leading indicators are measured using proactive prevention programs that are designed to reduce the overall risks by implementing risk assessments, ergonomic assessments and incident investigation to include detailed root cause corrective action analysis, near-miss corrective actions, and behavioral-based safety programs. The lagging indicators are measured by each of our facilities and demonstrate the current state regarding injury rates such as total case incident rate (“TCIR”). We reported a global TCIR of 2.18 in 2022, which is a 15% decrease compared to 2021. Our global safety initiative includes the intention to add 80 AGCO sites into the program during 2023, up from 53 sites in 2022, ensuring that we are capturing and regularly reporting safety statistics to ensure a complete understanding of our global safety performance. We will continue to focus on the leading indicators in 2023 with a major emphasis on risk reduction by completing projects using tools such as risk/ergonomic assessments and behavioral-based safety programs. All sites worldwide have established objectives and targets outlined in a three-year glide path to aid in achieving a target regarding TCIR equal to 1.50 or less by 2025.

    In addition, during 2021 and 2022, we designed and implemented health, safety and well-being training programs for a large portion of our employees, with most of these employees completing the assigned training.

Diversity

    We believe that our employees’ unique and diverse capabilities positively impact our success. While we faced numerous external and internal challenges in light of the global pandemic, we were able to effectively advance our Diversity, Equity and Inclusion (“DE&I”) initiatives. We demonstrated our commitment in this regard by creating the role of global director of DE&I. This role’s exclusive responsibility is to serve as the catalyst that drives our progressive DE&I footprint and best-in-class performance. Beginning in 2021 and throughout 2022, we developed and implemented training resources to ensure consistency in inclusion awareness and anti-bias principles from our executive team to the shop floor.

    Our commitment to diversity and inclusion starts at the top with a highly skilled and diverse board. Three of our ten board members are women. Women represent approximately 14% of our full-time executive positions at the senior vice president and vice president levels, and approximately 17% of our overall full-time management-level employees. We have been nationally recognized in the United States as a female-friendly employer of choice. We are committed to increasing the percentage of female representation in our full time management-level employee group and our overall global employee base, as well as to further initiatives for compensation equity, employee engagement, development and inclusion. We believe that incorporating DE&I initiatives into our everyday business practices enhances innovation and enables diversity of thought.

    Building upon our core values, our employees value learning from different perspectives and welcome the opportunity to work with those of diverse backgrounds. Through our global DE&I initiatives, employees take part in robust training, such as creating an inclusive environment and cultural training. We also provide our employees with employee resource groups (“ERG’s”), such as AGCO’s Global Women’s Network and AGCO’s Black Employee Network, to help foster a diverse and inclusive workplace as well as provide for the growth and development of underrepresented groups. We plan to expand our employee resource groups in the future, with executive sponsorship for each ERG. Through our DE&I initiatives, we encourage employees to become involved in their communities, contributing time and talent for the improvement of the communities in which they live and work.

    During 2022, we administered a global employee engagement and experience survey for all of our employees to seek feedback on the employee experience. 79% of our workforce participated in the survey with a 69% level of favorable engagement with respect to our core employment engagement index metrics. We intend to repeat the survey on an annual basis.

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

Item 1A.    Risk Factors

    We make forward-looking statements in this report, in other materials we file with the SEC, on our website, in press releases, and in materials that we otherwise share with the public. In addition, our senior management makes forward-looking statements orally to investors, analysts, the media and others. Statements, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” concerning our future operations, prospects, strategies, products, manufacturing facilities, legal proceedings, financial condition, financial performance (including sales, earnings and related growth) and demand for our products and services, as well as other statements of our beliefs or expectations of industry conditions, currency translation impacts, market demand, supply chain and logistics disruptions, farm incomes, weather conditions, commodity and protein prices, general economic conditions, availability of financing, working capital, capital expenditures, debt service requirements, margins, production volumes, cost reduction initiatives, investments in, and results of, product development, compliance with financial covenants, support from lenders, recovery of amounts under guarantee, uncertain income tax provisions, funding of our pension and postretirement benefit plans, or realization of net deferred tax assets, are forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, among others, those set forth below and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, or likely to become material, that also could cause actual results to differ materially from our expectations.

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

    COVID-19 has negatively impacted our business, initially through closures, higher absentee rates, and reduced production at both our plants and the plants that supply us with parts and components, transitioning to supply chain disruptions, including the inability of some of our suppliers to meet demand and logistics and transportation-related companies to deliver products in a timely manner. In addition, we have had to incur various costs related to preventing the spread of COVID-19, including changes to our factories and other facilities and those related to enabling remote work. We expect COVID-19 to continue to impact our business, although the manner and extent to which it impacts us will depend on future developments, including the duration of the pandemic, the timing, distribution and impact of vaccinations, and possible mutations of the virus that are more contagious or resistant to current vaccines. Measures taken by governments around the world, as well as businesses, including us, and the general public in order to limit the spread of COVID-19 will impact our business as well. These measures have included travel bans and restrictions, quarantines, shelter-in-place orders, curfews, business and government office closures, increased border controls and closures, port closures and transportation restrictions. The impacts of COVID-19 and these measures could include, but are not limited to, the following:

•Overall demand for our products could decline. While most farm-related operations have been deemed “essential” throughout the pandemic and are working to relatively normal levels, the consumption of grain for food, fuel (including ethanol) and livestock feed was negatively impacted initially during the first half of 2020 and could be impacted again. As discussed below, generally decreased demand for agricultural products negatively impacts demand for our products as well.
•To the extents that factory closures, increased absentee rates, or reduced production, whether on our part or the part of our suppliers, or the failure of our suppliers to meet demand or of shipping companies to timely deliver products, reduces our production of completed products, our sales will be less than they otherwise would have been. In addition, decreases in sales have and can result in increased inventory and related costs. Supply chain issues of particular concern include a wide range of parts and components that we use, particularly semiconductors. We may continue to face supplier bottlenecks and delays in all regions, as well as continued challenges with freight logistics, and we continue to work to mitigate the impact of these issues in order to meet end-market demand.

•We could incur additional costs due to the adherence to cleaning requirements and social distancing guidelines and increased costs of labor, parts and components and shipping.
•We severely limited travel by our employees in 2020 and 2021, and to the extent that these limitations return, it could impact our ability to efficiently manage our business and effectively market our products, including our ability to participate in trade shows.
•Declines in the general economy as a result of COVID-19 could negatively affect the value our pension plan assets, and, if this occurs, it likely will result in increased pension expenses and funding requirements.
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

Market, Economic and Geopolitical Risks

Our financial results depend entirely upon the agricultural industry, and factors that adversely affect the agricultural industry generally, including declines in the general economy, increases in farm input costs, unfavorable weather conditions and lower commodity and protein prices, adversely affect our performance.

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

    If we are unable to obtain other sources of financing, our dealers and their retail customers would be required to utilize other retail financing providers, which may or may not be available. In an economic downturn, we expect that financing for capital equipment purchases generally would become more difficult and more expensive to obtain. To the extent that financing is not available, or available only at unattractive prices, it would negatively impact our performance.

    Both AGCO and our AGCO Finance joint ventures have substantial accounts receivable from dealers and retail customers, and we both are adversely impacted when collectability is less than optimal. Overall collectability depends upon the financial strength of the agricultural industry, which in turn depends upon the factors discussed elsewhere in this “Risk Factors” section. The finance joint ventures lease equipment as well and also may experience residual value losses that exceed expectations caused by lower pricing for used equipment and higher than expected returns at lease maturity. AGCO guarantees minimum residual values for some of the leased equipment. To the extent that defaults and losses are higher than expected, our equity in the net earnings of the finance joint ventures would be less, or there could be losses, which could materially impact our performance.

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

    A majority of our sales are derived from sales outside the United States. The foreign countries in which our sales are the greatest are Germany, France, Brazil, the United Kingdom, Australia, Italy, Finland and Canada. We have significant manufacturing operations in France, Germany, Brazil, Italy and Finland, and we have established manufacturing operations in emerging markets, such as China. Many of our sales involve products that are manufactured in one country and sold in a different country, and, therefore, our performance can be adversely affected by adverse changes, in either the country of origin or the country of destination, in the factors discussed elsewhere in this “Risk Factors” section, particularly the factors that impact the delivered cost of our products. Our business practices in these foreign countries must comply with not just local law, but also U.S. law, including limitations on where and to whom we may sell products and the Foreign Corrupt Practices Act (“FCPA”). We have a compliance program in place designed to reduce the likelihood of violations of these laws, but it is difficult to identify and prevent violations. Significant violations could subject us to fines and other penalties as well as increased compliance costs. Some of our international operations also are, or might become, subject to various risks that are not present in domestic operations, including restrictions on dividends and the repatriation of funds. Foreign emerging markets may present special risks, such as unavailability of financing, inflation, slow economic growth, price controls and difficulties in complying with U.S. regulations.

    Domestic and foreign political developments and government regulations and policies directly affect the international agricultural industry, which affects the demand for agricultural equipment. Declines in demand for agricultural equipment adversely affect our performance. As discussed previously in “Risks Related to the COVID -19 Pandemic,” the pandemic has caused a global recession and increased economic and demand uncertainty. The COVID-19 impacts, in addition to related or unrelated application, modification or adoption of laws, regulations, trade agreements or policies, can adversely affect the agricultural industry, including the imposition of import and export duties and quotas, expropriation and potentially burdensome taxation, and could have an adverse effect on our performance. Trade restrictions, including potential withdrawal from or modification of existing trade agreements, negotiation of new trade agreements, and imposition of new (and retaliatory) tariffs against certain countries or covering certain products, could limit our ability to capitalize on current and future growth opportunities in the international markets in which we operate and impair our ability to expand our business by offering new technologies, products and services. These changes, particularly increases in the cost of steel, also can impact the cost of the products we manufacture. Trade restrictions and changes in, or uncertainty surrounding, global trade policy also could affect our competitive position.

    As previously discussed, the health of the agricultural industry and the ability of our international dealers and retail customers to operate their businesses, in general, are affected by domestic and foreign government programs that provide economic support to farmers. As a result, farm income levels and the ability of farmers to obtain advantageous financing and other protections would be reduced to the extent that any such programs are curtailed or eliminated. Any such reductions likely would result in a decrease in demand for agricultural equipment. For example, a decrease or elimination of current price protections for commodities or of subsidy payments or financing rate subsidies for farmers in the European Union, the United States or elsewhere would negatively impact the operations of farmers in those regions, and, as a result, our sales may decline if these farmers delay, reduce or cancel purchases of our products. In emerging markets, some of these (and other) risks can be greater than they might be elsewhere. In addition, the financing provided by the AGCO Finance joint ventures or by others is supported by a government subsidy or guarantee in some markets, including financing rate subsidies. The programs under which those subsidies and guarantees are provided generally are of limited duration and subject to renewal and contain various caps and other limitations. In some markets, for example Brazil, this support is quite significant and, from time to time, has not been available. In the event the governments that provide this support elect not to renew these programs, and were financing not available on reasonable terms, whether through our AGCO Finance joint ventures or otherwise, our performance would be negatively impacted.

    As of December 31, 2022, we had approximately 40 employees in Ukraine, and in 2022 and 2021, we had net sales of approximately $76 million and $86 million, respectively. As of December 31, 2022 and 2021, we had less than $15 million in assets in Ukraine. It is unclear what impact the hostilities in Ukraine going forward will have on our net sales or assets, although we assume that our net sales will decline in the Ukraine, possibly significantly. We assess the fair value of our assets in Ukraine for potential impairment on a periodic basis as warranted.

    In addition, AGCO sells products in, and purchase parts and components from, other regions where there could be hostilities. Should hostilities arise, we would expect our sales to decline and for our parts and component deliveries to be interrupted, which would adversely impact our performance.

    As a result of the multinational nature of our business and the acquisitions that we have made over time, our corporate and tax structures are complex, with a significant portion of our operations being held through foreign holding companies. As a result, we are subject to taxation from multiple tax jurisdictions, and it can be inefficient, from a tax perspective, for us to repatriate or otherwise transfer funds. In addition, we must comply with a greater level of tax-related regulation and reviews by multiple governmental units than do companies with a more simplified structure. Our foreign and U.S. operations also routinely sell products to, and license technology to, other operations of ours. The pricing of these intra-company transactions is subject to regulation and review as well. While we make every effort to comply with all applicable tax laws, audits and other reviews by governmental units could result in our being required to pay additional taxes, interest and penalties.

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

    We have significant operations in the United Kingdom and the European Union. The United Kingdom withdrew from the European Union, in a process known as “Brexit,” effective December 31, 2020. While the United Kingdom and the European Union have agreed that there will be no taxes on goods or limits on the amount that can be traded between the two jurisdictions, new documentation requirements, safety checks and procedures at ports and new documentation requirements could lead to disruptions in trade.

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

    During 2022, we experienced significant inflation in a range of costs, including for parts and components, transportation, logistics, and energy. While we have been able to pass along these costs through increased prices, there can be no assurance that we will be able to continue to do so. If we are not, it will impact our performance.

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

    Our precision technology products include both hardware and software components that relate to guidance, telemetry, automation, autonomy and connectivity solutions. We have to be able to successfully acquire and develop and introduce new solutions that improve profitability and result in sustainable farming techniques in order to remain competitive. We expect to make significant investments in research and development expenses, acquisitions of businesses, collaborative arrangements and other sources of technology to drive these outcomes. Such investments may not produce attractive solutions for our customers.

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

    The rationalization of our manufacturing facilities has at times resulted in, and similar rationalizations or restructurings (including relocating production from one facility to another) in the future may result in, temporary constraints upon our ability to produce the quantity of products necessary to fill orders and thereby complete sales in a timely manner. In addition, system upgrades at our manufacturing facilities that impact ordering, production scheduling, manufacturing and other related processes are complex, and could impact or delay production. A prolonged delay in our ability to fill orders on a timely basis could affect customer demand for our products and increase the size of our product inventories, causing future reductions in our manufacturing schedules and adversely affecting our performance. Moreover, our continuous development and production of new products often involve the retooling of existing manufacturing facilities. This retooling may limit our production capacity at certain times in the future, which could adversely affect our performance. In addition, the expansion and reconfiguration of existing manufacturing facilities, as well as new or expanded manufacturing operations in emerging markets, such as China, could increase the risk of production delays, as well as require significant investments.

We depend on suppliers for components, parts and raw materials for our products, and any failure by our suppliers to provide products as needed, or by us to promptly address supplier issues, will adversely impact our ability to timely and efficiently manufacture and sell products. We also are subject to raw material price fluctuations, which can adversely affect our manufacturing costs.

    Our products include components and parts manufactured by others. As a result, our ability to timely and efficiently manufacture existing products, to introduce new products, and to shift manufacturing of products from one facility to another depends on the quality of these components and parts and the timeliness of their delivery to our facilities. During 2022, we experienced significant supply chain interruptions, including delays in timely deliveries of components. At any particular time, we depend on numerous suppliers, and the failure by one or more of our suppliers to perform as needed will result in fewer products being manufactured, shipped and sold. If the quality of the components or parts provided by our suppliers is less than required and we do not recognize that failure prior to the shipment of our products, we will incur higher warranty costs. The timely supply of component parts for our products also depends on our ability to manage our relationships with suppliers, to identify and replace suppliers that fail to meet our schedules or quality standards, and to monitor the flow of components and accurately project our needs. The shift from our existing suppliers to new suppliers, including suppliers in emerging markets, also may impact the quality and efficiency of our manufacturing capabilities, as well as warranty costs.

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
•our ability to successfully carry out our growth strategies for acquired businesses often will be affected by, among other things, our ability to maintain and enhance our relationships with their existing customers, our ability to provide additional product distribution opportunities to the acquired businesses through our existing distribution channels, changes in the spending patterns and preferences of customers and potential customers, fluctuating economic and competitive conditions and our ability to retain their key personnel; and
•our approach and strategies with respect to the development and introduction of new precision technology solutions to improve the profitability and sustainability for our farmer customers, including technologies we obtain through acquisitions, investments and joint ventures, may not provide the desired results for our customers.

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

Financial Risks

We can experience substantial and sustained volatility with respect to currency exchange rates and interest rates, which can adversely affect our performance and the competitiveness of our products.

    We conduct operations in a variety of currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. We also are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we denominate sales, and to risks associated with translating the financial statements of our foreign subsidiaries from local currencies into United States dollars. Similarly, changes in interest rates affect us by increasing or decreasing borrowing costs and finance income. Our most significant transactional foreign currency exposures are the Euro, the Brazilian real and the Canadian dollar in relation to the United States dollar, and the Euro in relation to the British pound. Where naturally offsetting currency positions do not occur, we attempt to manage these risks by economically hedging some, but not necessarily all, of our exposures through the use of foreign currency forward exchange or option contracts. As with all hedging instruments, there are risks associated with the use of foreign currency forward exchange or option contracts, interest rate swap agreements and other risk management contracts. While the use of such hedging instruments provides us with protection for a finite period of time from certain fluctuations in currency exchange and interest rates, when we hedge we forego part or all the benefits that might result from favorable fluctuations in currency exchange and interest rates. In addition, any default by the counterparties to these transactions could adversely affect our performance. Despite our use of economic hedging transactions, currency exchange rate or interest rate fluctuations may adversely affect our performance.

    We also are subject to the risk of the imposition of limitations by governments on international transfers of funds. For example, in recent years, the Argentine government has substantially limited the ability of companies to transfer funds out of Argentina. As a consequence of these limitations, the spread between the official government exchange rate and the exchange rates resulting implicitly from certain capital market operations, usually effected to obtain U.S. dollars, has broadened significantly. The net monetary assets of our operations in Argentina denominated in pesos at the official government rate were approximately 4.1 billion (or approximately $23.0 million) as of December 31, 2022, inclusive of approximately 6.8 billion pesos (or approximately $38.1 million) in cash and cash equivalents. In addition, we have an obligation to reimburse AGCO Capital Argentina S.A., one of our finance joint ventures with Rabobank, up to $10 million under a guarantee related to the ability of AGCO Capital Argentina S.A. to transfer funds out of Argentina. The finance joint venture in Argentina has net monetary assets denominated in pesos at the official government rate of approximately 4.1 billion (or approximately

$22.9 million) as of December 31, 2022, of which a majority is cash and cash equivalents. Future impairments and charges are possible in connection with these exposures.

We have significant pension and retiree healthcare obligations with respect to our employees, and our cash flow available for other purposes may be adversely affected in the event that payments become due under any pension plans that are unfunded or underfunded. Declines in the market value of the securities used to fund these obligations will result in increased pension expense in future periods.

    A portion of our active and retired employees participate in defined benefit pension and retiree healthcare plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable plans. To the extent that our obligations are unfunded or underfunded, we will have to use cash flow from operations and other sources to fulfill our obligations either as they become due or over some shorter funding period. In addition, since the assets that we already have provided to fund these obligations are invested in debt instruments and other securities, the value of these assets varies due to market factors. Historically, these fluctuations have been significant and sometimes adverse, and there can be no assurances that they will not be significant or adverse in the future. Similarly the amount of our obligations varies depending upon mortality assumptions, discount rates, salary growth, retirement rates and ages, inflation, changes in health care costs and similar factors, which generally are not in our control. We also are subject to laws and regulations governing the administration of our plans in certain countries, and the specific provisions, benefit formulas and related interpretations of such laws, regulations and provisions can be complex. Failure to properly administer the provisions of our plans and comply with applicable laws and regulations could have an adverse impact to our results of operations. We have unfunded or underfunded obligations related to our pension and other postretirement health care benefits. See the notes to our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for more information regarding our unfunded or underfunded obligations.

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

    Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition. In 2022, the U.S. Inflation Reduction Act and the CHIPS and Science Act of 2022 (the “Acts”) were signed into law. These acts include, among other provisions, a corporate alternative minimum tax of 15%, an excise tax on the repurchase of corporate stock, various climate and energy provisions, and incentives for investment in semiconductor manufacturing. The primary provisions of the Acts are effective during 2023 and forward. The Company is evaluating the impact these acts could have on the Company’s future tax provision and the effective tax rate, as well as any other impacts on the Company’s financial position and results of operations.

    Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting projects, including Pillar One and Pillar Two, undertaken by the Organisation for Economic Co-operation and Development. If implemented by taxing authorities in countries where we do business, such changes, could have a material adverse effect on our business, results of operations, or financial condition.

Climate Change and Other Environmental Risks

We increasingly are subject to risks attendant to climate change. Failure to understand and prepare for the risks related to the transition to a lower-carbon economy, and risks related to the physical impacts of climate change could impact our performance.

    It is widely recognized that global climate change is occurring. We are unable to predict with any certainty the impacts upon our business of climate change, although we recognize that they are likely to be significant. Among the risks that we face are (i) increased governmental regulation of both our manufacturing operations and the equipment that we produce, (ii) the possibility that we will not become as resource-efficient in our operations as we need to, both as a result of our own actions (or inactions) and those of our suppliers, (iii) that we will not be able to develop new and improved products that help our farmer customers address climate-related changes and opportunities and that keep our products competitive with the products of others, (iv) that climate change will reduce demand for our products, (v) the impacts on our physical facilities, including from increased severe weather condition risks, and (vi) the cost of complying with the SEC’s proposed climate change disclosure rules if implemented as proposed. The first three of these risks may be considered “transition” risks. Addressing each of these risks is likely to entail the incurrence of significant costs by us, although, in the case of transition risks, we already may be incurring many, if not most, of these costs through our ongoing engine development programs and our precision farming research and development. However, we may not be able to address these risks effectively and efficiently, which would impact our performance.

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

    Most of our employees, most notably at our manufacturing facilities, are subject to collective bargaining agreements and union contracts with terms that expire on varying dates. Several of our collective bargaining agreements and union contracts generally are of limited duration and, therefore, must be re-negotiated frequently. As a result, we are at greater risk of work interruptions or stoppages than non-unionized companies, and any work interruption or stoppage could significantly impact the volume of products we have available for sale. In addition, collective bargaining agreements, union contracts and labor laws may impair our ability to streamline existing manufacturing facilities, restructure our business or otherwise reduce our labor costs because of limitations on personnel and salary changes and similar restrictions.

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

    We rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing and collection of payments from dealers or other purchasers of our equipment. We also use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property and proprietary business information, in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and infrastructure are vulnerable to damage, disruptions or shutdowns due to attacks by cyber criminals or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, terrorist acts or, natural disasters or other catastrophic events. On May 5, 2022, we discovered that we had been subject to a ransomware cyberattack. The attack resulted in the temporary closure of most of our production sites and parts operations. A majority of the affected locations resumed operations within approximately two weeks after the attack was discovered. There was some data exfiltration as a result of the attack, and a portion of the exfiltrated data subsequently was released publicly. We do not have significant retail operations, and we do not believe that the exfiltrated data included privacy- protected consumer data or that the exfiltration was consequential. We continue to review and improve our safeguards to minimize our exposure to future attacks. We do not believe the cost of remediation to the impacted systems will be material. To date, the cost of those efforts has not been consequential. We have cyber insurance coverage, and we recently have filed a claim associated with the attack. While we do not believe that the ultimate consequences of the attack were material to our performance, over the course of 2022 the occurrence of any of similar or other events in the future could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, and could disrupt our operations and damage our reputation, which could adversely affect our performance. In addition, as security threats continue to evolve and increase in frequency and sophistication, we increasingly are needing to invest additional resources to protect the security of our systems and likely will need to invest even more in the future.

Item 1B.    Unresolved Staff Comments

    Not applicable.

Item 2.        Properties

    Our principal manufacturing locations and/or properties as of January 31, 2023, were as follows:

Location	Description of Property	Leased (Sq. Ft.)	Owned (Sq. Ft.)
United States:
Assumption, Illinois	Manufacturing/Sales and Administrative Office	—	933,900
Batavia, Illinois	Parts Distribution	522,900	—
Duluth, Georgia	Corporate Headquarters	158,900	—
Hesston, Kansas	Manufacturing	6,300	1,469,100
Jackson, Minnesota	Manufacturing	31,400	1,006,400
International:
Beauvais, France(1)	Manufacturing	—	2,231,300
Breganze, Italy	Manufacturing	11,800	1,562,000
Ennery, France	Parts Distribution	931,100	360,300
Linnavuori, Finland	Manufacturing	15,900	471,900
Hohenmölsen, Germany	Manufacturing	—	437,100
Marktoberdorf, Germany	Manufacturing	263,100	1,552,600
Wolfenbüttel, Germany	Manufacturing	—	546,700
Stockerau, Austria	Manufacturing	37,200	160,700
Thisted, Denmark	Manufacturing	92,400	295,300
Suolahti, Finland	Manufacturing/Parts Distribution	51,600	785,100
Canoas, Brazil	Regional Headquarters/Manufacturing	23,000	1,138,700
Mogi das Cruzes, Brazil	Manufacturing	—	793,400
Santa Rosa, Brazil	Manufacturing	—	540,600
Changzhou, China	Manufacturing	76,800	767,000
_______________________________________
(1)Includes our joint venture, GIMA, in which we own a 50% interest.

    We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

Item 3.        Legal Proceedings

    In 2008 and 2012, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2022, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $24.9 million). The amount ultimately in dispute will be significantly greater because of interest and penalties that will continue to increase as time progresses. We have been advised by our legal and tax advisors that our position with respect to the deductions is allowable under the tax laws of Brazil. We are contesting the disallowance and believe that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

    On January 12, 2023, the Brazilian government issued a “Litigation Zero” tax amnesty program, whereby cases being disputed at the administrative court level of review for a period of more than ten years can be considered for amnesty. If companies choose to enroll in the amnesty program, it would not be considered an admission of guilt with respect to outstanding cases. We are considering whether or not to apply to enroll in the program by March 2023. The ultimate outcome of our consideration with respect to our participation in the amnesty program cannot currently be determined.

    During 2017, we purchased Precision Planting, which provides precision agricultural technology solutions. In 2018, Deere & Company (“Deere”) filed separate complaints in the U.S. District Court of Delaware against us and Precision Planting alleging that certain products of those entities infringed certain patents of Deere. The two complaints subsequently were consolidated into a single case, Case No. 1:18-cv-00827-CFC. In July 2022, the case was tried before a jury, which determined that we and Precision Planting had not infringed the Deere patents. The case currently is subject to customary post-trial procedures, including the right of the parties to appeal. We have an indemnity right under the purchase agreement related to the acquisition of Precision Planting from its previous owner. Pursuant to that right, the previous owner of Precision Planting currently is responsible for the litigation costs associated with the complaint and is obligated to reimburse AGCO for some or all of the damages in the event of an adverse outcome in the litigation.

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

Item 4.        Mine Safety Disclosures

    Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Our common stock is listed on the New York Stock Exchange and trades under the symbol AGCO. As of the close of business on February 23, 2023, the closing stock price was $141.76, and there were 429 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

Performance Graph

    The following presentation is a line graph of our cumulative total shareholder return on our common stock on an indexed basis as compared to the cumulative total return of the S&P Mid-Cap 400 Index, the MVIS Global Agribusiness Index for the five years ended December 31, 2022. Our total returns in the graph are not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

AGCO Corporation
S&P MidCap 400 Index
MVIS Global Agribusiness Index (MVMOOTR)
$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022

	Cumulative Total Return for the Years Ended December 31,
	2017	2018	2019	2020	2021	2022
AGCO Corporation	$100.00	$78.70	$110.20	$148.51	$172.46	$215.50
S&P Midcap 400 Index	100.00	88.92	112.21	127.54	159.12	138.34
MVIS Global Agribusiness Index	100.00	93.01	114.56	131.40	163.61	151.11

The total return assumes that dividends were reinvested and is based on a $100 investment on December 31, 2017.

Issuer Purchases of Equity Securities

    There were no purchases of our common stock made by or on our behalf during the three months ended December 31, 2022.

Item 6.          Reserved

    The information required by Item 301 and Item 302 of Regulation S-K has been omitted as we have elected to adopt the changes to Item 301 and Item 302 of Regulation S-K contained in SEC Release No. 33-10890.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

    We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment, seeding and tillage equipment, implements, and grain storage and protein production systems. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names, including Fendt®, GSI®, Massey Ferguson®, Precision Planting® and Valtra®, supported by our FUSE® precision agriculture solutions. We distribute most of our products through a combination of approximately 3,100 dealers and distributors as well as associates and licensees. In addition, we provide retail and wholesale financing through our finance joint ventures with Rabobank.

    The COVID-19 pandemic and other economic factors continue to create volatility in the global economy, initially through government-mandated facility closures, higher absentee rates, and reduced production at both our factories and the factories that supply us with parts and components, and, more recently, through supply chain disruptions and logistical challenges. In addition, we have had to incur various costs related to preventing the spread of COVID-19, including changes to our factories and other facilities and those related to enabling remote work. We expect COVID-19 to continue to impact our business, although the manner and extent to which it impacts us will depend on future developments, including the duration of the pandemic, the timing, distribution and impact of vaccinations, and possible mutations of the virus that are more contagious or resistant to current vaccines. Measures taken by governments around the world, as well as businesses, including us, and the general public in order to limit the spread of COVID-19 will impact our business as well. These factors, along with increasing industrial demand, could negatively affect production levels, particularly caused by delays in the receipts of parts and components. Supply chain issues of particular concern include a wide range of parts and components with a portion arising from the global semiconductor shortage. We may continue to face supplier bottlenecks and delays in all regions as well as challenges with freight logistics, and we continue to work to mitigate the impact of these issues in order to meet increased end-market demand.

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

Financial Highlights

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations:

	Years Ended December 31,
	2022(1)	2021(1)	2020(1)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	76.3	76.9	77.5
Gross profit	23.7	23.1	22.5
Selling, general and administrative expenses	9.4	9.8	10.9
Engineering expenses	3.5	3.6	3.7
Amortization of intangibles	0.5	0.5	0.7
Impairment charges	0.3	—	0.2
Restructuring expenses	—	0.1	0.2
Bad debt expense	—	—	0.2
Income from operations	10.0	9.0	6.6
Interest expense, net	0.1	0.1	0.2
Other expense, net	1.1	0.5	0.2
Income before income taxes and equity in net earnings of affiliates	8.8	8.5	6.1
Income tax provision	2.3	1.0	2.1
Income before equity in net earnings of affiliates	6.4	7.5	4.1
Equity in net earnings of affiliates	0.5	0.6	0.5
Net income	6.9	8.1	4.6
Net (income) loss attributable to noncontrolling interests	0.1	—	0.1
Net income attributable to AGCO Corporation and subsidiaries	7.0%	8.1%	4.7%
___________________________________
(1) Rounding may impact summation of amounts.

2022 Compared to 2021

    Net income attributable to AGCO Corporation and subsidiaries for 2022 was $889.6 million, or $11.87 per diluted share, compared to $897.0 million, or $11.85 per diluted share, for 2021.

    Net sales for 2022 were approximately $12,651.4 million, or 13.6% higher than 2021, primarily due to robust high horsepower tractor end-market demand and favorable pricing, which helped to offset the negative impacts of currency translation, supply chain constraints and inflationary pressures. Regionally, net sales were higher in all regions during 2022 compared to 2021, excluding currency translation. Income from operations was approximately $1,265.4 million in 2022 compared to approximately $1,001.4 million in 2021. The increase in income from operations during 2022 was primarily the result of higher net sales and production volumes along with significant pricing to offset inflationary cost increases. Income from operations during 2022 was impacted by impairment charges recorded during the first quarter related to our joint ventures in Russia of approximately $36.0 million. Net income per diluted share was impacted by these factors, as well as restructuring expenses.

    Regionally, income from operations in Europe/Middle East (“EME”) increased by approximately $28.7 million in 2022 compared to 2021, driven primarily by higher net sales and increased production volumes as well as positive pricing realization, which offset higher material costs and engineering expenses. In our North American region, income from operations increased by approximately $40.7 million compared to the prior year. Higher net sales and production levels, as well as favorable net pricing impacts contributed to the improvement in the region and helped to offset higher engineering expenses and material cost inflation. In South America, income from operations increased approximately $241.7 million in 2022 compared to 2021. The increase reflects increased net sales and production volumes, a better sales mix and significant price realization, offsetting increasing material costs. Income from operations in our Asia/Pacific/Africa (“APA”) region increased approximately $3.0 million in 2022 compared to 2021, primarily due to higher net sales and an improved product mix which offset higher engineering expenses and material cost inflation.

Industry Market Conditions

    Supportive farm economics are resulting in robust demand for larger agricultural equipment as farmers continue to replace aging machinery. Supply chain constraints have limited global industry production and dealer inventory levels of new and used large agricultural equipment remain below normal levels across the industry. Healthy farm income from elevated crop prices helped to offset higher fuel, fertilizer and other input costs. Future demand for agricultural equipment will be influenced by farm income, which is a function of commodity and protein prices, crop yields and government support.

    In North America, industry unit retail sales of utility and high horsepower tractors decreased approximately 5.0% in 2022 compared to 2021. Industry unit retail sales of combines increased approximately 14.6% in 2022 compared to 2021. Lower sales of smaller tractors, which declined from record levels in 2021, were partially offset by increased sales of higher horsepower tractors and combines.

    In Western Europe, industry unit retail sales of tractors for 2022 decreased approximately 8.5% compared to 2021. Industry unit retail sales of combines for 2022 increased approximately 10.2% compared to 2021. Industry retail tractors sales were restricted by supply chain challenges during 2022. In addition, farmer sentiment in the region has been negatively impacted by the conflict in Ukraine, input cost inflation and while lessening, looming energy concerns.

    In South America, industry unit retail sales of tractors for 2022 increased approximately 3.2% compared to 2021. Industry unit retail sales of combines for 2022 decreased approximately 1.6% compared to 2021. The improved demand in tractors was primarily in Argentina and smaller South American markets, offset by modestly lower sales in Brazil despite strong demand for large agricultural equipment. Healthy crop production and continued expansion in planted acreage, as well as favorable margins, driven by supportive exchange rates, continue to support farm profitability and investments in equipment.

Results of Operations

    Net sales for 2022 were $12,651.4 million compared to $11,138.3 million for 2021, primarily as a result of improved high horsepower tractor end-market demand, which resulted in a favorable sales mix, as well as favorable pricing impacts, partially offset by unfavorable foreign currency translation. The following table sets forth, for the year ended December 31, 2022, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

			Change		Change due to Currency Translation
	2022	2021	$	%	$	%
EME	$6,447.3	$6,221.7	$225.6	3.6%	$(922.8)	(14.8)%
North America	3,175.1	2,659.2	515.9	19.4%	(20.6)	(0.8)%
South America	2,121.6	1,307.7	813.9	62.2%	73.4	5.6%
APA	907.4	949.7	(42.3)	(4.5)%	(76.1)	(8.0)%
	$12,651.4	$11,138.3	$1,513.1	13.6%	$(946.1)	(8.5)%

    Regionally, net sales in EME were higher during 2022 compared to 2021, primarily due to increased sales in most major markets in the region, with the largest increases contributed by net sales growth in both tractors and combines. These positive impacts were partially offset by negative currency translation. Net sales in North America increased in 2022 compared to 2021, as a result of strong pricing and growth in net sales of high horsepower tractors, combines and precision agricultural equipment. Net sales increased in South America in 2022 compared to 2021, primarily due to significant pricing realization and higher net sales of high horsepower tractors, combines and planting equipment. In the APA region, net sales decreased in 2022 compared to 2021, primarily due to unfavorable currency translation and delays in production and corresponding shipments from our European factories.

    We estimate that worldwide average price increases were approximately 11.6% and 6.6% in 2022 and 2021, respectively. Consolidated net sales of tractors and combines, which comprised approximately 63.2% of our net sales in 2022, increased approximately 17.3% in 2022 compared to 2021. Unit sales of tractors and combines increased approximately 15.6% during 2022 compared to 2021. The difference between the unit sales change and the change in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

    The following table sets forth, for the years ended December 31, 2022 and 2021, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations (in millions, except percentages):

	2022		2021
	$	% of Net Sales	$	% of Net Sales(1)
Gross profit	$3,001.3	23.7%	$2,572.3	23.1%
Selling, general and administrative expenses	1,186.2	9.4%	1,088.2	9.8%
Engineering expenses	444.2	3.5%	405.8	3.6%
Amortization of intangibles	60.1	0.5%	61.1	0.5%
Impairment charge	36.0	0.3%	—	—%
Restructuring expenses	6.1	—%	15.3	0.1%
Bad debt expense	3.3	—%	0.5	—%
Income from operations	$1,265.4	10.0%	$1,001.4	9.0%
____________________________________
(1) Rounding may impact summation of amounts.

    Gross profit as a percentage of net sales increased during 2022 compared to 2021 primarily due to the benefit of higher net sales and production levels, as well as positive pricing, which was partially offset by the impact of material cost inflation. Overall, global production hours increased approximately 5.5% during 2022 compared to 2021, primarily as a result of stronger market demand during 2022. Our production facilities continue to face supply chain and logistics disruptions as well as material and freight cost inflation. These disruptions impact our ability to produce and ship units, as well as contribute to labor inefficiencies, and result in carrying higher raw material and work in process inventory levels. We were able to meaningfully reduce work-in-process inventory levels during the fourth quarter of 2022 from higher levels during previous quarters. We expect these conditions to continue, which may impact production levels and net sales and margins in future periods.

    Selling, general and administrative expenses (“SG&A expenses”) and engineering expenses, as a percentage of net sales, were lower during 2022 compared to 2021, primarily driven by the increase in net sales and the impact of foreign currency translation. The absolute level of SG&A expenses increased during 2022 following prior actions to lower expenses in 2021 as a result of the pandemic, such as reduced field sales and marketing activities and lower travel expenses. We recorded stock compensation expense of approximately $32.7 million and $26.6 million during 2022 and 2021, respectively, within SG&A expenses, as is more fully explained in Notes 1 and 10 of our Consolidated Financial Statements.

    We recorded restructuring expenses of approximately $6.1 million and $15.3 million during 2022 and 2021, respectively. The restructuring expenses primarily related to severance and other related costs associated with the rationalization of certain U.S., China, South American and European manufacturing operations. See Note 3 of our Consolidated Financial Statements. Also, see below for discussion of impairment and other charges associated with our Russian joint ventures.

    Interest expense, net was $13.0 million for 2022 compared to $6.7 million for 2021 resulting primarily from increased debt levels and interest rates in 2022 as compared to 2021. See “Liquidity and Capital Resources” for further information on our available funding.

    Other expense, net was $145.2 million in 2022 compared to $50.4 million in 2021. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil, were approximately $71.1 million and $24.5 million in 2022 and 2021, respectively. The increase in losses was primarily the result of higher interest rates in 2022 as compared to 2021. Other expense, net also increased in 2022 as compared to 2021 due to higher foreign exchange losses. See below for discussion of charges associated with the sale of our Russian joint venture.

    We recorded an income tax provision of approximately $296.6 million in 2022 compared to $108.4 million in 2021. Our tax provision and effective tax rate are impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes, losses in jurisdictions where no income tax benefit is recorded, and provisions for unrecognized income tax benefits related to uncertain tax positions. At December 31, 2022 and 2021, we had gross deferred tax assets of $301.2 million and $291.8 million, respectively, including $45.9 million and $69.5 million, respectively, related to net operating loss carryforwards. At December 31, 2022 and 2021, we had total valuation allowances as an offset to our gross deferred tax assets of approximately $47.3 million and $47.4 million, respectively. These valuation allowances included allowances against deferred tax assets (including net operating loss carryforwards) in the U.S. and certain foreign jurisdictions. As of December 31, 2021, our income tax provision included the benefit of reversals of approximately $67.8 million and approximately $55.6 million related to valuation allowances previously established against the Company’s net deferred tax assets in the U.S. and Brazil, respectively. Improvements in income in the U.S and Brazil during 2020 and 2021, along with updated future projected income levels, supported the reversal of both of the valuation allowances. Realization of the net deferred tax assets as of December 31, 2022 will depend on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets should be able to be realized. Refer to Note 6 of our Consolidated Financial Statements for further information.

    Equity in net earnings of affiliates, which is primarily comprised of income from our AGCO Finance joint ventures, was $64.1 million in 2022 compared to $65.6 million in 2021. The decrease was primarily due to a write-down of our investment in our Russian finance joint venture of approximately $4.8 million recorded during the first quarter of 2022. The Russian finance joint venture was sold during the three months ended December 31, 2022. See “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations and Note 5 of our Consolidated Financial Statements for further information.

    We previously invested in two joint ventures that operated in Russia primarily for the manufacture and distribution of equipment and parts. Beginning in 2018, our Russian joint venture partner became subject to sanctions by the United States. Subsequent to the commencement of these sanctions, we obtained time-limited general licenses from the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of Treasury that permitted us to continue our participation, which, following the most recent extension, expired on May 25, 2022. Following that expiration, we “blocked” our interest in our Russian manufacturing joint venture through a process acceptable to OFAC, which had the effect of suspending our role in that joint venture. During the three months ended March 31, 2022, we assessed the fair value of our gross assets related to the joint ventures for potential impairments and recorded asset impairment charges of approximately $36.0 million. During the three months ended December 31, 2022, we sold our interest in the Russian distribution joint venture and, as a result, approximately $11.4 million of foreign currency losses accumulated in the joint venture previously recognized within “Accumulated other comprehensive loss” were therefore recorded in “Other expense, net” associated with the divestiture.

2021 Compared to 2020

    A comparison of the results of operations for 2021 versus that of 2020 was included in our Annual Report on Form 10-K for the year ended December 31, 2021.

AGCO Finance Joint Ventures

    Our AGCO Finance joint ventures provide both retail financing and wholesale financing to our dealers in the United States, Canada, Europe, Brazil, Argentina and Australia. The joint ventures are owned by AGCO and Rabobank. The majority of the assets of the finance joint ventures consist of finance receivables. The majority of the liabilities consist of notes payable and accrued interest. Under the various joint venture agreements, Rabobank provides financing to the finance joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. In the United States and

Canada, we guarantee certain minimum residual values to those joint ventures upon expiration of certain eligible leases between the finance joint ventures and end users. We also have other guarantees with our other finance joint ventures which are not material. See “Commitments and Off-Balance Sheet Arrangements” and Note 12 to our Consolidated Financial Statements for additional information.

    As of December 31, 2022, our capital investment in the finance joint ventures, which is included in “Investment in affiliates” on our Consolidated Balance Sheets, was approximately $390.2 million compared to approximately $359.2 million as of December 31, 2021. The total finance portfolio in our finance joint ventures was approximately $11.8 billion and $10.9 billion as of December 31, 2022 and 2021, respectively. The total finance portfolio as of December 31, 2022 and 2021 included approximately $9.5 billion and $9.2 billion, respectively, of retail receivables and $2.3 billion and $1.7 billion of wholesale receivables from AGCO dealers as of December 31, 2022 and 2021, respectively. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies, or AGCO Finance provided the financing directly to the dealers. During 2022, we did not make additional investments in our finance joint ventures, and we received dividends of approximately $27.0 million from certain of our finance joint ventures. During 2021, we did not make additional investments in our finance joint ventures, and we received dividends of approximately $84.4 million from certain of our finance joint ventures. Our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Consolidated Statements of Operations, was approximately $63.0 million and $64.4 million for the years ended December 31, 2022 and 2021, respectively. In addition, during the year ended December 31, 2022, we recorded a write-down of our investment in our Russian finance joint venture of approximately $4.8 million, reflected within “Equity in net earnings of affiliates” in our Consolidated Statements of Operations. The Russian finance joint venture was sold during the three months ended December 31, 2022.

Outlook

    Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment are affected by, among other things, changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, commodity and protein prices and general economic conditions.

    Global industry demand for farm equipment, driven by continued strong commodity prices and healthy farm economics, is expected to be flat to moderately higher during 2023 in most major markets. Our net sales are expected to increase in 2023 compared to 2022, resulting from improved sales volumes and pricing, partially offset by negative foreign currency translation. Gross and operating margins are expected to improve from 2022 levels, reflecting the impact of higher net sales and production volumes as well as pricing initiatives to offset material cost inflation. Engineering expenses and other technology investments are expected to increase in 2023 compared to 2022 to support our product development plans as well as our precision agriculture and digital initiatives.

    Our outlook is also based on current estimates of supplier component deliveries, and the ability of the Company’s supply chain to deliver parts and components on schedule is currently difficult to predict. If supply chain performance worsens, our results of operations will be adversely impacted. Refer to “Risk Factors” for further discussion of the COVID-19 pandemic, supply chain and logistic disruptions and other factors.

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

December 31, 2022
Credit facility, expires 2027	$200.0
1.002% Senior term loan due 2025(1)	267.3
Senior term loans due between 2023 and 2028(1)	341.6
0.800% Senior Notes Due 2028(1)	641.5
Other long-term debt	5.1
____________________________________
(1) The amounts above are gross of debt issuance costs of an aggregate amount of approximately $3.6 million.

    In December 2022, we, certain of our subsidiaries and Rabobank, and other named lenders, entered into an amendment to our credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“credit facility”), which replaced our former $800.0 million multi-currency unsecured revolving credit facility. The amendment provided an additional $450.0 million in borrowing capacity. An initial borrowing under the credit facility was used to repay and retire a $240.0 million short-term multi-currency revolving credit facility with Rabobank that was due to mature on March 31, 2023. The credit facility consists of a $325.0 million U.S. dollar tranche and a $925.0 million multi-currency tranche for loans denominated in U.S. Dollars, Euros or other currencies to be agreed upon. The credit facility matures on December 19, 2027. Interest accrues on amounts outstanding for any borrowings denominated in U.S. dollars, at the our option, at either (1) the Secured Overnight Financing Rate (“SOFR”) plus 0.1% plus a margin ranging from 0.875% to 1.875% based on our credit rating, or (2) the base rate, which is the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) Term SOFR for a one-month tenor plus 1.0%, plus a margin ranging from 0.000% to 0.875% based on our credit rating. Interest accrues on amounts outstanding for any borrowings denominated in Euros at the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 0.875% to 1.875% based on our credit rating. As of December 31, 2022, we had $200.0 million outstanding borrowings under the revolving credit facility and had the ability to borrow $1,050.0 million.

    In June 2022, we entered into an uncommitted revolving credit facility that allows us to borrow up to €100.0 million (or approximately $106.9 million as of December 31, 2022). The credit facility expires on December 31, 2026. Any loans will bear interest at the EURIBOR plus a credit spread. As of December 31, 2022, we had no outstanding borrowings under the revolving credit facility and had the ability to borrow €100.0 million (or approximately $106.9 million).

    In April 2022, we entered into a short-term multi-currency revolving credit facility of €225.0 million with Rabobank. We borrowed $240.0 million in U.S. dollars (or approximately €225.0 million as of April 26, 2022), with a maturity date of March 31, 2023. As previously mentioned, during December 2022, we repaid the $240.0 million outstanding borrowings under the facility in U.S. dollars.

    On October 6, 2021, we issued €600.0 million (or approximately $641.5 million as of December 31, 2022) of senior notes at an issue price of 99.993%. The notes mature on October 6, 2028, and interest is payable annually, in arrears, at 0.800%. The senior notes contain covenants restricting, among other things, the incurrence of certain secured indebtedness. The senior notes are subject to both optional and mandatory redemption in certain events.

    In October 2018, we entered into a multi-currency revolving credit facility of $800.0 million. The credit facility matures on October 17, 2023. As previously mentioned, during December 2022, we amended our credit facility agreement and replaced the $800.0 million multi-currency revolving credit facility with a new $1.25 billion credit facility.

    On April 15, 2020, we borrowed €117.5 million and $133.8 million under a term loan facility that had been added to our multi-currency revolving credit facility. We repaid the two loans on February 16, 2021 (for an aggregate amount of approximately $276.0 million as of that date). The term loans matured on April 8, 2022.

    On January 25, 2019, we borrowed €250.0 million (or approximately $267.3 million as of December 31, 2022) from the European Investment Bank. The loan matures on January 24, 2025. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears.

    In October 2016, we borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements. These agreements had maturities ranging from October 2019 to October 2026. Of the 2016 term loans, we repaid an aggregate amount of €56.0 million (or approximately $61.1 million) of two of these term loans in October 2019. Additionally, we repaid €192.0 million (or approximately $223.8 million) upon maturity of two 2016 senior term loans in October 2021. On April 19, 2022, we repaid €1.0 million (or approximately $1.1 million) of one of our 2016 senior term loans due October 2023. In August 2018, we borrowed an additional aggregate amount of €338.0 million through a group of another seven related term loan agreements. In August 2021, we repaid two of our 2018 senior term loans upon maturity with an aggregate amount of €72.0 million (or approximately $85.5 million). On February 1, 2022, we repaid an additional amount of €72.5 million (or approximately $81.7 million) of one of our 2018 senior term loans due August 2023 with existing cash on hand. The provisions of the term loan agreements are substantially identical in nature with the exception of interest rate terms and maturities. In aggregate, as of December 31, 2022, we had indebtedness of approximately €319.5 million (or approximately $341.6 million) under six remaining term loan agreements with remaining maturities ranging from August 2023 to August 2028. Two of the term loan agreements in the aggregate amount of €173.0 million (or approximately $184.9 million net of debt issuance costs, as of December 31, 2022) will mature in August and October 2023. As of December 31, 2022, for the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 0.90% to 2.26% and maturity dates between August 2023 and August 2028. For the term loan with a floating interest rate, interest is payable in arrears on a semi-annual basis, with an interest rate based on the EURIBOR plus a margin of 1.10% and a maturity date of August 2025.

    As of December 31, 2022 and 2021, we had short-term borrowings due within one year of approximately $8.9 million and $90.8 million, respectively.

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

    Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of December 31, 2022 and 2021, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements for the years then ended was approximately $1.8 billion and $1.3 billion, respectively.

    In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. As of December 31, 2022 and 2020, the cash received from these arrangements for the years then ended was approximately $226.0 million and $215.4 million, respectively.

    Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements also are without recourse to us. As of December 31, 2022 and 2021, these finance joint ventures had approximately $69.5 million and $42.6 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

    In order to efficiently manage our liquidity, we generally pay vendors in accordance with negotiated terms. To enable vendors to obtain payment in advance of our payment due dates to them, we have established programs in certain markets with financial institutions under which the vendors have the option to be paid by the financial institutions earlier than the payment due dates. When vendors receive early payments, they receive discounted amounts and we then pay the financial institutions the face amounts of the invoices on the payment due dates. We do not reimburse vendors for any costs they incur for participation in the programs. Amounts owed to the financial institutions are presented as “Accounts payable” in our Consolidated Balance Sheets. Should we not be able to negotiate extended payment terms with our vendors, or should financial institutions no longer be willing to participate in early payment programs with us, we would expect to have sufficient liquidity to timely pay our vendors without any material impact on us or our financial position.

    Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 27.3% at December 31, 2022 compared to 29.7% at December 31, 2021.

Cash Flows

    Cash flows provided by operating activities were approximately $838.2 million during 2022 compared to approximately $660.2 million during 2021. The increase during 2022 primarily was due to increases in accounts payable and accrued expenses compared to 2021. Supply chain disruptions resulted in higher raw material and work-in-process inventory levels during the course of 2022, although we were able to reduce work-in-process inventories during the fourth quarter of 2022 by approximately $277.6 million. However, inventory levels as of December 31, 2022 were higher than at December 31, 2021. Free cash flow, which is defined as “Net cash provided by operating activities” less “Purchases of property, plant and equipment”, was approximately $449.9 million during 2022, as compared to approximately $390.4 million during 2021, despite capital expenditures of approximately $388.3 million during 2022 compared to $269.8 million during 2021.

    Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,651.3 million in working capital at December 31, 2022, as compared with $1,559.5 million at December 31, 2021. Accounts receivable and inventories, combined, at December 31, 2022 were approximately $825.8 million higher than at December 31, 2021, primarily due to higher net sales and production levels, as well as the significant impact of supply chain constraints during 2022.

Share Repurchase Program and Dividends

    We did not purchase any shares directly or enter into any accelerated share repurchase agreements during 2022. As of December 31, 2022, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $110.0 million, which has no expiration date. In August and November 2021, we entered into two accelerated share repurchase (“ASR”) agreements with financial institutions to repurchase an aggregate of $135.0 million of shares of our common stock. We received approximately 952,204 shares in these transactions as of December 31, 2021. On January 19, 2022, we received additional 113,824 shares upon final settlement of our November 2021 ASR agreement. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the our Consolidated Balance Sheets. In addition, on April 28, 2022, our Board of Directors approved an increase to our quarterly dividend commencing in the second quarter of 2022 by 20% to $0.24 per common share and declared a special variable dividend of $4.50 per common share that was paid during the second quarter of 2022. During 2021, our Board of Directors declared and we paid a special variable dividend of $4.00 per common share.

Contractual Obligations and Cash Requirements

    Our material cash requirements include the following contractual and other obligations:

    Indebtedness – As of December 31, 2022, we had approximately $194.5 million of payments due as of the year ended December 31, 2023, related to indebtedness and certain short-term obligations, in addition to approximately $35.4 million of interest payments associated with indebtedness we expect to pay during 2023. Our projected amount of interest payments includes assumptions regarding the future fluctuations in interest rates, as well as borrowings under our revolving credit facility and other variable debt instruments. Indebtedness amounts reflect the principal amount of our senior term loan, senior notes, credit facility and certain short-term borrowings, gross of any debt issuance costs. Refer to the discussion above and Note 7 of the Consolidated Financial Statements for additional information regarding our indebtedness. In addition, we expect to pay approximately $125.7 million of discounts on the sales of receivables related to our finance joint ventures. The projected amount of discounts paid includes significant assumptions regarding future amounts of receivables sold to our finance joint ventures as well as future fluctuations in interest rates.

    Capital and operating lease obligations – As of December 31, 2022, we had approximately $0.8 million and $47.8 million of payments due during the year ended December 31, 2023, related to capital and operating lease obligations, respectively. Refer to Note 17 of the Consolidated Financial Statements for additional information regarding our lease obligations.

    Unconditional purchase obligations – As of December 31, 2022, we had approximately $209.2 million of outstanding purchase obligations payable during the year ended December 31, 2023. Unconditional purchase obligations generally do not vary materially year to year.

    Other short-term and long-term obligations – As of December 31, 2022, we had approximately $10.4 million of income tax liabilities related to uncertain income tax provisions connected with ongoing income tax audits in various jurisdictions that we expects to pay or settle within the next 12 months. Additionally, we had approximately $36.3 million of estimated future minimum contribution requirements under our U.S. and non-U.S. defined benefit pension and postretirement plans due during the year ended December 31, 2023. Refer to Notes 6 and 8 of the Consolidated Financial Statements for additional information regarding our uncertain tax positions and pension and postretirement plans, respectively. These obligations comprise a majority of our other short-term and long-term obligations.

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

    At December 31, 2022, we guaranteed indebtedness owed to third parties of approximately $29.2 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate us to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2028. Losses under such guarantees historically have been insignificant. In addition, we generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to offset a substantial portion of the amounts paid. We also guarantee indebtedness owed to certain of our finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant and the guarantees are not material. We believe the credit risk associated with all of these guarantees is not material to our financial position or results of operations.

    In addition, at December 31, 2022, we had accrued approximately $18.6 million of outstanding guarantees of residual values that may be owed to our finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantee is approximately $191.3 million.

Other

    At December 31, 2022, we had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $4,318.8 million. The outstanding contracts as of December 31, 2022 range in maturity through March 2023. We also had outstanding designated steel commodity contracts with a gross notional amount of approximately $0.9 million that range in maturity through April 2023. See Note 11 of our Consolidated Financial Statements for additional information.

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

    We also are subject to the risk of the imposition of limitations by governments on international transfers of funds. For example, in recent years, the Argentine government has substantially limited the ability of companies to transfer funds out of Argentina. As a consequence of these limitations, the spread between the official government exchange rate and the exchange rates resulting implicitly from certain capital market operations, usually effected to obtain U.S. dollars, has broadened significantly. The net monetary assets of our operations in Argentina denominated in pesos at the official government rate were approximately 4.1 billion (or approximately $23.0 million) as of December 31, 2022, inclusive of approximately 6.8 billion pesos (or approximately $38.1 million) in cash and cash equivalents. In addition, we have an obligation to reimburse AGCO Capital Argentina S.A., one of our finance joint ventures with Rabobank, up to $10 million under a guarantee related to the ability of AGCO Capital Argentina S.A. to transfer funds out of Argentina. The finance joint venture in Argentina has net monetary assets denominated in pesos at the official government rate of approximately 4.1 billion (or approximately $22.9 million) as of December 31, 2022, of which a majority is cash and cash equivalents. Future impairments and charges are possible in connection with these exposures.

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

    The total notional value of our foreign currency instruments was $4,318.8 million and $3,981.9 million as of December 31, 2022 and 2021, respectively, inclusive of both those instruments that are designated and qualified for hedge accounting and non-designated derivative instruments. We enter into cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, and we enter into foreign currency contracts to economically hedge receivables and payables on our balance sheets that are denominated in foreign currencies other than the functional currency. In addition, we use derivative and non-derivative instruments to hedge a portion of our net investment in foreign operations against adverse movements in exchange rates. See Note 11 of our Consolidated Financial Statements for further information about our hedging transactions and derivative instruments.

    Assuming a 10% change relative to the currency of the hedge contracts, the fair value of the foreign currency instruments could be negatively impacted by approximately $18.5 million as of December 31, 2022. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would largely be offset by losses and gains on the underlying firm commitment or forecasted transaction.

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

    Based on our floating rate debt and our accounts receivable sales facilities outstanding at December 31, 2022, a 10% increase in interest rates, would have increased, collectively, “Interest expense, net” and “Other expense, net” for the year ended December 31, 2022 by approximately $7.3 million.

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

    At December 31, 2022, we had recorded an allowance for discounts and sales incentives of approximately $638.4 million that will be paid either through a reduction of future cash settlements of receivables and through credit memos to our dealers or through reductions in retail financing rates paid to our finance joint ventures. If we were to allow an additional 1% of sales incentives and discounts at the time of retail sale for those sales subject to such discount programs, our reserve would increase by approximately $28.5 million as of December 31, 2022. Conversely, if we were to decrease our sales incentives and discounts by 1% at the time of retail sale, our reserve would decrease by approximately $28.5 million as of December 31, 2022.

Deferred Income Taxes and Uncertain Income Tax Positions

    We recorded an income tax provision of approximately $296.6 million in 2022 compared to $108.4 million in 2021 and $187.7 million in 2020. Our tax provision and effective tax rate are impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes, losses in jurisdictions where no income tax benefit is recorded and provisions for unrecognized income tax benefits related to uncertain tax positions.

    As of December 31, 2021, our income tax provision included the benefit of reversals of approximately $67.8 million and approximately $55.6 million related to valuation allowances previously established against the Company’s net deferred tax assets in the U.S and Brazil, respectively. Improvements in income in the U.S and Brazil during 2020 and 2021, along with updated future projected income levels, supported the reversal of both of the valuation allowances. We maintain a valuation allowance to reserve a portion of our net deferred tax assets in the U.S. and certain foreign jurisdictions. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets may not be realized. We assessed the likelihood that our deferred tax assets should be recovered from estimated future taxable income and the current economic climate, as well as available tax planning strategies and determined that the adjustment to the valuation allowance was appropriate. We believe it is more likely than not that we should be able to realize our remaining net deferred tax assets, net of the valuation allowance, in future years.

    At December 31, 2022 and 2021, we had gross deferred tax assets of $301.2 million and $291.8 million, respectively, including $45.9 million and $69.5 million, respectively, related to net operating loss carryforwards. At December 31, 2022 and 2021, we had total valuation allowances as an offset to our gross deferred tax assets of $47.3 million and $47.4 million, respectively. These valuation allowances are held against deferred tax assets (including net operating loss carryforwards) in the U.S and certain foreign jurisdictions. Realization of the remaining deferred tax assets as of December 31, 2022 depends on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets should be able to be realized.

    We recognize income tax benefits from uncertain tax positions only when there is a more than 50% likelihood that the tax positions will be sustained upon examination by the taxing authorities based on the technical merits of the positions. As of December 31, 2022 and 2021, we had approximately $281.7 million and $246.4 million, respectively, of gross unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2022 and 2021, we had approximately $10.4 million and $40.1 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. At December 31, 2022 and 2021, the Company had approximately $274.1 million and $196.7 million, respectively, of accrued taxes reflected in “Other noncurrent liabilities”, and approximately $2.8 million of deferred tax assets and $9.6 million of deferred tax liabilities, respectively, related to uncertain tax positions that it expects to settle or pay beyond 12 months, reflected in “Deferred tax assets” and “Deferred tax liabilities,” respectively, in the Company’s Consolidated Balance Sheets. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2022 and 2021, we had accrued interest and penalties related to unrecognized tax benefits of approximately $25.8 million and $32.7 million, respectively. See Note 6 of our Consolidated Financial Statements for further discussion of our uncertain income tax positions.

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

    See Note 8 of our Consolidated Financial Statements for additional information regarding costs and assumptions for employee retirement benefits.

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

    For the years ended December 31, 2022 and 2021, we used a globally consistent methodology to set the discount rate in the countries where our largest benefit obligations exist. In the United States, the United Kingdom and the Euro Zone, we constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of our benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the portfolio is constructed is consistent. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, in which high-quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy our U.S. pension plans’ projected benefit payments. In the United Kingdom and the Euro Zone, the discount rate is derived using a “yield curve approach,” in which an individual spot rate, or zero coupon bond yield, for each future annual period is developed to discount each future benefit payment and, thereby, determine the present value of all future payments. We use a spot yield curve to determine the discount rate applicable in the United Kingdom to measure the U.K. pension plan’s service cost and interest cost. Under the settlement and yield curve approaches, the discount rate is set to equal the single discount rate that produces the same present value of all future payments.

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
•The mortality rates for the U.K. defined benefit pension plan were updated during 2022 to reflect the latest expected improvements in the life expectancy of the plan participants. The mortality rates for the U.S. defined benefit pension plans were unchanged from 2021, which reflected the Society of Actuaries’ most recent findings on the topic of mortality.
•The fair value of assets used to determine the expected return on assets does not reflect any delayed recognition of asset gains and losses.

    The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such periods.

    Our U.S. and U.K. defined benefit pension plans, including our ENPP, comprised approximately 84% of our consolidated projected benefit obligation as of December 31, 2022. The effects of a 25 basis point change in certain actuarial assumptions on the 2023 net annual pension and ENPP costs and related benefit obligations as of December 31, 2022 would be as follows:

	Year-end Benefit Obligation		2023 Net Annual Pension Cost
	25 basis point increase	25 basis point decrease	25 basis point increase	25 basis point decrease
Discount rate:
U.S. qualified defined benefit pension plans and ENPP	$(2.5)	$2.6	$0.1	$(0.1)
U.K. defined benefit pension plans	(10.5)	11.1	(0.2)	0.2

	2023 Net Annual Pension Cost
	25 basis point increase	25 basis point decrease
Long-term rate of return on plan assets:
U.S. qualified defined benefit pension plans and ENPP	$(0.1)	$0.1
U.K. defined benefit pension plans	(1.2)	1.2

    Unrecognized actuarial net losses related to our defined benefit pension plans and ENPP were $270.0 million as of December 31, 2022 compared to $291.7 million as of December 31, 2021. The decrease in unrecognized net actuarial losses between years primarily resulted from higher discount rates at December 31, 2022 compared to December 31, 2021. The unrecognized net actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. For some of our defined benefit pension plans, these losses, to the extent they exceed 10% of the greater of the plan’s liabilities or the fair value of assets (“the gain/loss corridor”), will be amortized on a straight-line basis over the periods discussed as follows. For our U.S. salaried, U.S. hourly and U.K. defined benefit pension plans, the population covered is predominantly inactive participants, and losses related to those plans, to the extent they exceed the gain/loss corridor, will be amortized over the average remaining lives of those participants while covered by the respective plan. For our ENPP, the population is predominantly active participants, and losses related to the plan will be amortized over the average future working lifetime of the active participants expected to receive benefits. As of December 31, 2022, the average amortization periods were as follows:

	ENPP	U.S. Plans	U.K. Plan
Average amortization period of losses related to defined benefit pension plans	7 years	14 years	19 years

    Unrecognized prior service cost related to our defined benefit pension plans was $32.5 million as of December 31, 2022 compared to $7.1 million as of December 31, 2021. During 2022, the Company updated its estimate of current assumptions, interpretations and approach affecting the Company’s defined benefit pension obligations related to certain defined benefit plans resulting in a revision of its estimate of prior service cost of approximately $25.5 million during 2022. The 2021 balance also reflects the 2021 plan amendment to the Company’s ENPP, as previously discussed. The 2021 amendment resulted in both a curtailment gain and a net prior service credit.

    As of December 31, 2022, our unfunded or underfunded obligations related to our defined benefit pension plans and ENPP were approximately $82.9 million, primarily related to our defined benefit pension plans in Europe and the United States. In 2022, we contributed approximately $34.1 million towards those obligations, and we expect to fund approximately $34.6 million in 2023. Future funding is dependent upon compliance with local laws and regulations and changes to those laws and regulations in the future, as well as the generation of operating cash flows in the future. We currently have an agreement in place with the trustees of the U.K. defined benefit plan that obligates us to fund approximately £16.0 million per year (or approximately $19.4 million) towards that obligation through December 2023. The funding arrangement is based upon the current funded status and could change in the future as discount rates, local laws and regulations, and other factors change.

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

    Goodwill is evaluated for impairment annually as of October 1st using a qualitative assessment or a quantitative one-step assessment. If we elect to perform a qualitative assessment and determine the fair value of our reporting units more likely than not exceeds their carrying value of net assets, no further evaluation is necessary. For reporting units where we perform a one-step quantitative assessment, we compare the fair value of each reporting unit to its respective carrying value of net assets, including goodwill. If the fair value of the reporting unit exceeds its carrying value of net assets, the goodwill is not considered impaired. If the carrying value of net assets is higher than the fair value of the reporting unit, an impairment charge is recorded in the amount by which the carrying value exceeds the reporting unit’s fair value.

    We utilize a combination of valuation techniques, including an income approach, whereby the present value of future expected operating net cash flows are calculated using a discount rate; and a guideline public company method, whereby EBITDA and revenue multiples are derived from the market prices of stocks of companies that are engaged in the same or similar lines of business and that are actively traded on a free and open market. Assumptions included in these approaches can positively and negatively impact the results of our assessments such as interest rates, sales and margin growth rates, tax rates, cost structures, market share, pricing, capital expenditures, working capital levels and the use of control premiums. For all reporting units, a 10 percent decrease in the estimated fair value would have resulted in a $6.8 million impairment reducing the carrying value of goodwill.

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

    The results of our goodwill and long-lived assets impairment analyses conducted as of October 1, 2022 and 2021 indicated that no other indicators of impairment existed and no reduction in the carrying amount of goodwill and long-lived assets was required related to our other reporting units.

    Our goodwill impairment analysis conducted as of October 1, 2022 also indicated that the fair value in excess of the carrying value of our grain and protein production systems Europe/Middle East reporting unit was approximately 5.9%. In response to weakening market conditions and resulting operating results, new management was put in place over the global grain and protein systems productions systems business in 2022, and from that time, full strategic reviews and operating decisions of the business have been conducted and launched, including several restructuring initiatives aimed at lowering operating costs, improving product portfolios and enhancing customer support, which management believes will result in improved long-term operating results. If market conditions and our overall results do not improve, we may incur an impairment charge related to this reporting units in the future under the one-step process described above. The goodwill associated with these reporting units as of December 31, 2022 was approximately $59.0 million.

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

    As of December 31, 2022, we had approximately $1,310.8 million of goodwill. While our annual impairment testing in 2022 supported the carrying amount of this goodwill, we may be required to re-evaluate the carrying amount in future periods, thus utilizing different assumptions that reflect the then current market conditions and expectations, and, therefore, we could conclude that an impairment has occurred.

    Recoverable Indirect Taxes

    Our Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from our sales in the Brazilian market. We regularly assess the recoverability of these tax credits, and establishes reserves when necessary against them, through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from our ongoing operations. We believe that these tax credits, net of established reserves are realizable. Our assessment of realization of these tax assets involves significant judgments on our part, and the conclusions that we reach could vary significantly based upon these judgments. We recorded approximately $94.6 million and $114.4 million, respectively, of VAT tax credits, net of reserves, as of December 31, 2022 and 2021.

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

Item 8.        Financial Statements and Supplementary Data

    The following Consolidated Financial Statements of AGCO and its subsidiaries for each of the years in the three-year period ended December 31, 2022 are included in this Item:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AGCO Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AGCO Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement Schedule II — Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the reserve and allowance for volume discount and sales incentive programs in certain geographic regions

As discussed in Note 1 to the consolidated financial statements, the Company provides various volume discount and sales incentive programs with respect to its products. As of December 31, 2022, the Company had accrued volume discounts and sales incentives of approximately $630.8 million and an allowance for sales incentive discounts of approximately $7.6 million. Sales incentive programs include reductions in invoice prices, reductions in retail financial rates, dealer commissions and dealer incentive allowances. Volume discounts and sales incentives are recorded at the time of sale as a reduction of revenue using the expected value method.

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

Assessment of gross unrecognized income tax benefits in certain jurisdictions

As discussed in Note 6 to the consolidated financial statements, the Company has recorded a liability for gross unrecognized income tax benefits of approximately $281.7 million as of December 31, 2022. The Company recognizes income tax benefits from uncertain tax positions only when there is a more than 50% likelihood that the tax positions will be sustained upon examination by the taxing authorities based on the technical merits of the positions.

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

Assessment of goodwill impairment for a certain reporting unit

As discussed in Note 1 to the consolidated financial statements, the Company evaluates goodwill for impairment annually as of October 1 and when events or circumstances indicate that fair value of a reporting unit may be below its carrying value. As of December 31, 2022, the Company has $1,310.8 million of goodwill. The Company performs its goodwill impairment analyses using either a qualitative or a quantitative assessment. The fair values of the reporting units are determined based on a combination of valuation techniques, including an income approach and guideline public company method. Based on the Company’s analysis, the Company determined that the fair value of a certain reporting unit was in excess of the carrying value and therefore did not record any goodwill impairment for this reporting unit.

We identified the assessment of goodwill impairment for a certain reporting unit as a critical audit matter because a high degree of subjective auditor judgment was required to evaluate the fair value of the reporting unit. The fair value model used the following significant assumptions for which there was limited observable market information: forecasted revenue growth, forecasted gross margin, and discount rate. The determined fair value was sensitive to changes in these significant assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment process, including controls over the significant assumptions. We compared the Company’s forecasted revenue growth and gross margin used in the valuation model against underlying business strategies and growth plans. We compared the Company’s historical revenue and gross margin forecasts to actual results to assess the Company’s ability to forecast. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:
•comparing the Company’s discount rate inputs to publicly available information for comparable entities to test the selected discount rate

•performing sensitivity analyses over the significant assumptions to assess the impact on the Company's fair value determination
•recomputing the estimate of fair value for the reporting unit using the Company’s significant assumptions and comparing the result to the Company’s fair value estimate

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Atlanta, Georgia
March 1, 2023

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended December 31,
	2022	2021	2020
Net sales	$12,651.4	$11,138.3	$9,149.7
Cost of goods sold	9,650.1	8,566.0	7,092.2
Gross profit	3,001.3	2,572.3	2,057.5
Operating expenses:
Selling, general and administrative expenses	1,186.2	1,088.2	1,001.5
Engineering expenses	444.2	405.8	342.6
Amortization of intangibles	60.1	61.1	59.5
Impairment charges	36.0	—	20.0
Restructuring expenses	6.1	15.3	19.7
Bad debt expense	3.3	0.5	14.5
Income from operations	1,265.4	1,001.4	599.7
Interest expense, net	13.0	6.7	15.0
Other expense, net	145.2	50.4	22.7
Income before income taxes and equity in net earnings of affiliates	1,107.2	944.3	562.0
Income tax provision	296.6	108.4	187.7
Income before equity in net earnings of affiliates	810.6	835.9	374.3
Equity in net earnings of affiliates	64.1	65.6	45.5
Net income	874.7	901.5	419.8
Net loss (income) attributable to noncontrolling interests	14.9	(4.5)	7.3
Net income attributable to AGCO Corporation and subsidiaries	$889.6	$897.0	$427.1
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$11.92	$11.93	$5.69
Diluted	$11.87	$11.85	$5.65
Cash dividends declared and paid per common share	$5.40	$4.74	$0.63
Weighted average number of common and common equivalent shares outstanding:
Basic	74.6	75.2	75.0
Diluted	74.9	75.7	75.6
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2022	2021	2020
Net income	$874.7	$901.5	$419.8
Other comprehensive (loss) gain, net of reclassification adjustments:
Defined benefit pension plans, net of taxes:
Prior service (cost) credit arising during the year	(19.1)	10.0	0.3
Net (gain) loss recognized due to settlement	(0.4)	0.1	0.3
Net loss recognized due to curtailment	—	6.3	—
Net actuarial gain (loss) arising during the year	12.3	53.6	(32.7)
Amortization of prior service cost included in net periodic pension cost	—	0.6	2.1
Amortization of net actuarial losses included in net periodic pension cost	6.4	12.3	13.1
Derivative adjustments:
Net changes in fair value of derivatives	(14.6)	5.1	5.1
Net losses (gains) reclassified from accumulated other comprehensive loss into income	14.1	(3.0)	(6.3)
Foreign currency translation adjustments	(30.0)	(45.5)	(201.8)
Other comprehensive (loss) gain, net of reclassification adjustments	(31.3)	39.5	(219.9)
Comprehensive income	843.4	941.0	199.9
Comprehensive loss (income) attributable to noncontrolling interests	14.0	(4.1)	11.6
Comprehensive income attributable to AGCO Corporation and subsidiaries	$857.4	$936.9	$211.5
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$789.5	$889.1
Accounts and notes receivable, net	1,221.3	991.5
Inventories, net	3,189.7	2,593.7
Other current assets	538.8	539.8
Total current assets	5,739.3	5,014.1
Property, plant and equipment, net	1,591.2	1,464.8
Right-of-use lease assets	163.9	154.1
Investments in affiliates	436.9	413.5
Deferred tax assets	228.5	169.3
Other assets	268.7	293.3
Intangible assets, net	364.4	392.2
Goodwill	1,310.8	1,280.8
Total assets	$10,103.7	$9,182.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$187.1	$2.1
Short term borrowings	8.9	90.8
Accounts payable	1,385.3	1,078.3
Accrued expenses	2,271.3	2,062.2
Other current liabilities	235.4	221.2
Total current liabilities	4,088.0	3,454.6
Long-term debt, less current portion and debt issuance costs	1,264.8	1,411.2
Operating lease liabilities	125.4	115.5
Pensions and postretirement health care benefits	158.0	209.0
Deferred tax liabilities	112.0	116.9
Other noncurrent liabilities	472.9	431.1
Total liabilities	6,221.1	5,738.3
Commitments and contingencies (Note 12)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2022 and 2021	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 74,600,815 and 74,441,312 shares issued and outstanding at December 31, 2022 and 2021, respectively	0.7	0.7
Additional paid-in capital	30.2	3.9
Retained earnings	5,654.6	5,182.2
Accumulated other comprehensive loss	(1,803.1)	(1,770.9)
Total AGCO Corporation stockholders’ equity	3,882.4	3,415.9
Noncontrolling interests	0.2	27.9
Total stockholders’ equity	3,882.6	3,443.8
Total liabilities and stockholders’ equity	$10,103.7	$9,182.1
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss				Noncontrolling Interests	Total Stockholders’ Equity
	Common Stock				Defined Benefit Pension Plans	Cumulative Translation Adjustment	Deferred Gains (Losses) on Derivatives	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance, December 31, 2019	75,471,562	$0.8	$4.7	$4,443.5	$(296.4)	$(1,297.5)	$(1.3)	$(1,595.2)	$53.2	$2,907.0
Net income (loss)	—	—	—	$427.1	—	—	—	—	(7.3)	419.8
Payment of dividends to shareholders	—	—	—	$(48.0)	—	—	—	—	—	(48.0)
Issuance of non-employee director restricted stock	19,862	—	1.1	$—	—	—	—	—	—	1.1
Issuance of stock awards	374,212	—	(7.3)	$(8.4)	—	—	—	—	—	(15.7)
SSARs exercised	66,736	—	(4.1)	$(0.1)	—	—	—	—	—	(4.2)
Stock compensation	—	—	39.9	$(3.4)	—	—	—	—	—	36.5
Investment by noncontrolling interests	—	—	—	$—	—	—	—	—	0.2	0.2
Distribution to noncontrolling interest	—	—	—	$—	—	—	—	—	(3.3)	(3.3)
Changes in noncontrolling interest	—	—	—	$—	—	—	—	—	(0.5)	(0.5)
Purchases and retirement of common stock	(970,141)	—	(3.4)	$(51.6)	—	—	—	—	—	(55.0)
Defined benefit pension plans, net of taxes:
Prior service credit arising during year	—	—	—	$—	0.3	—	—	0.3	—	0.3
Net loss recognized due to settlement	—	—	—	$—	0.3	—	—	0.3	—	0.3
Net actuarial loss arising during year	—	—	—	$—	(32.7)	—	—	(32.7)	—	(32.7)
Amortization of prior service cost included in net periodic pension cost	—	—	—	$—	2.1	—	—	2.1	—	2.1
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	$—	13.1	—	—	13.1	—	13.1
Deferred gains and losses on derivatives, net	—	—	—	$—	—	—	(1.2)	(1.2)	—	(1.2)
Change in cumulative translation adjustment	—	—	—	$—	—	(197.5)	—	(197.5)	(4.3)	(201.8)
Balance, December 31, 2020	74,962,231	0.8	30.9	$4,759.1	(313.3)	(1,495.0)	(2.5)	(1,810.8)	38.0	3,018.0
Net income	—	—	—	897.0	—	—	—	—	4.5	901.5
Payment of dividends to shareholders	—	—	—	(358.5)	—	—	—	—	—	(358.5)
Issuance of non-employee director restricted stock	8,912	—	1.3	—	—	—	—	—	—	1.3
Issuance of stock awards	362,034	—	(29.5)	—	—	—	—	—	—	(29.5)
SSARs exercised	60,339	—	(5.4)	—	—	—	—	—	—	(5.4)
Stock compensation	—	—	26.1	—	—	—	—	—	—	26.1
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(3.6)	(3.6)
Sale of noncontrolling interests	—	—	—	—	—	—	—	—	(10.6)	(10.6)
Purchases and retirement of common stock	(952,204)	(0.1)	(19.5)	(115.4)	—	—	—	—	—	(135.0)
Defined benefit pension plans, net of taxes:
Prior service credit arising during year	—	—	—	—	10.0	—	—	10.0	—	10.0
Net loss recognized due to settlement	—	—	—	—	0.1	—	—	0.1	—	0.1
Net loss recognized due to curtailment	—	—	—	—	6.3	—	—	6.3	—	6.3
Net actuarial gain arising during year	—	—	—	—	53.6	—	—	53.6	—	53.6
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	0.6	—	—	0.6	—	0.6
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	12.3	—	—	12.3	—	12.3
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	2.1	2.1	—	2.1
Change in cumulative translation adjustment	—	—	—	—	—	(45.1)	—	(45.1)	(0.4)	(45.5)
Balance, December 31, 2021	74,441,312	0.7	3.9	5,182.2	(230.4)	(1,540.1)	(0.4)	(1,770.9)	27.9	3,443.8
Net income (loss)	—	—	—	889.6	—	—	—	—	(14.9)	874.7
Payment of dividends to shareholders	—	—	—	(404.3)	—	—	—	—	—	(404.3)
Issuance of non-employee director restricted stock	10,301	—	1.5	—	—	—	—	—	—	1.5
Issuance of stock awards	250,719	—	(6.5)	(12.9)	—	—	—	—	—	(19.4)
SSARs exercised	12,307	—	(1.2)	—	—	—	—	—	—	(1.2)
Stock compensation	—	—	32.5	—	—	—	—	—	—	32.5
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(13.8)	(13.8)
Investment by noncontrolling interests	—	—	—	—	—	—	—	—	0.1	0.1
Purchases and retirement of common stock	(113,824)	—	—	—	—	—	—	—	—	—
Defined benefit pension plans, net of taxes:
Prior service credit arising during year	—	—	—	—	(19.1)	—	—	(19.1)	—	(19.1)
Net gain recognized due to settlement	—	—	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Net actuarial gain arising during year	—	—	—	—	12.3	—	—	12.3	—	12.3
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	6.4	—	—	6.4	—	6.4
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	(0.5)	(0.5)	—	(0.5)
Change in cumulative translation adjustment	—	—	—	—	—	(30.9)	—	(30.9)	0.9	(30.0)
Balance, December 31, 2022	74,600,815	$0.7	$30.2	$5,654.6	$(231.2)	$(1,571.0)	$(0.9)	$(1,803.1)	$0.2	$3,882.6
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$874.7	$901.5	$419.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	209.5	220.7	212.5
Impairment charges	36.0	—	20.0
Amortization of intangibles	60.1	61.1	59.5
Stock compensation expense	34.0	27.4	37.6
Equity in net earnings of affiliates, net of cash received	(40.8)	(1.9)	(43.7)
Deferred income tax (benefit) provision	(58.0)	(117.9)	3.4
Other	16.2	20.5	(7.4)
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(306.1)	(207.7)	(90.5)
Inventories, net	(668.3)	(762.6)	119.7
Other current and noncurrent assets	20.1	(268.0)	(49.8)
Accounts payable	322.1	292.2	(59.1)
Accrued expenses	282.7	241.2	185.3
Other current and noncurrent liabilities	56.0	253.7	89.2
Total adjustments	(36.5)	(241.3)	476.7
Net cash provided by operating activities	838.2	660.2	896.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(388.3)	(269.8)	(269.9)
Proceeds from sale of property, plant and equipment	2.6	6.3	1.9
Purchase of businesses, net of cash acquired	(111.3)	(22.6)	(2.8)
Sale of, distributions from (investments in) unconsolidated affiliates, net	4.0	13.1	29.1
Other	(3.8)	(15.4)	—
Net cash used in investing activities	(496.8)	(288.4)	(241.7)
Cash flows from financing activities:
Proceeds from indebtedness	410.5	2,497.6	1,195.6
Repayments of indebtedness	(377.5)	(2,501.4)	(1,045.6)
Purchases and retirement of common stock	—	(135.0)	(55.0)
Payment of dividends to stockholders	(404.3)	(358.5)	(48.0)
Payment of minimum tax withholdings on stock compensation	(20.6)	(34.9)	(19.8)
Payment of debt issuance costs	(3.6)	(3.8)	(1.4)
Distributions to noncontrolling interests, net	(11.5)	(3.5)	(3.1)
Net cash (used in) provided by financing activities	(407.0)	(539.5)	22.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(34.0)	(62.3)	8.8
(Decrease) increase in cash, cash equivalents and restricted cash	(99.6)	(230.0)	686.3
Cash, cash equivalents and restricted cash, beginning of year	889.1	1,119.1	432.8
Cash, cash equivalents and restricted cash, end of year	$789.5	$889.1	$1,119.1
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Operations and Summary of Significant Accounting Policies

Business

    AGCO Corporation and subsidiaries (“AGCO” or the “Company”) is a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. The Company sells a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment, seeding and tillage equipment, implements, and grain storage and protein production systems. The Company’s products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names including Fendt®, GSI®, Massey Ferguson®, Precision Planting® and Valtra®, supported by our FUSE® precision agriculture solutions. The Company distributes most of its products through a combination of approximately 3,100 independent dealers and distributors as well as the Company utilizes associates and licensees to provide a distribution channel for its products. In addition, the Company provides retail financing through its finance joint ventures with Coöperatieve Rabobank U.A., or “Rabobank.”

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

Use of Estimates

    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimates made by management primarily relate to accounts and notes receivable, inventories, deferred income tax valuation allowances, uncertain tax positions, goodwill and other identifiable intangible assets, and certain accrued liabilities, principally relating to reserves for volume discounts and sales incentives, warranty obligations, product liability and workers’ compensation obligations, recoverable indirect taxes and pensions and postretirement benefits.

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

    The Company is subject to the risk of the imposition of limitations by governments on international transfers of funds. For example, in recent years, the Argentine government has substantially limited the ability of companies to transfer funds out of Argentina. As a consequence of these limitations, the spread between the official government exchange rate and the

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

exchange rates resulting implicitly from certain capital market operations, usually effected to obtain U.S. dollars, has broadened significantly. The net monetary assets of the Company’s operations in Argentina denominated in pesos at the official government rate were approximately 4.1 billion (or approximately $23.0 million) as of December 31, 2022, inclusive of approximately 6.8 billion pesos (or approximately $38.1 million) in cash and cash equivalents. In addition, the Company has an obligation to reimburse AGCO Capital Argentina S.A., one of its finance joint ventures with Rabobank, up to $10 million under a guarantee related to the ability of AGCO Capital Argentina S.A. to transfer funds out of Argentina. The finance joint venture in Argentina has net monetary assets denominated in pesos at the official government rate of approximately 4.1 billion (or approximately $22.9 million) as of December 31, 2022, of which a majority is cash and cash equivalents. Future impairments and charges are possible in connection with these exposures.

Cash, Cash Equivalents and Restricted Cash

    Cash and cash equivalents reported in the Consolidated Balance Sheets as of December 31, 2022, 2021 and 2020 and cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020 are as follows (in millions):

	December 31, 2022	December 31, 2021	December 31, 2020
Cash(1)	$656.7	$833.0	$1,022.0
Cash equivalents(2)	130.8	49.2	89.7
Restricted cash(3)	2.0	6.9	7.4
Total	$789.5	$889.1	$1,119.1
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

    The following summarizes by geographic region, as a percentage of the Company’s consolidated net sales, amounts with maximum interest-free periods as presented below (in millions):

Year Ended December 31, 2022	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
0 to 6 months	$2,519.6	$2,023.2	$6,444.6	$907.4	$11,894.8	94.0%
7 to 12 months	650.9	96.6	2.7	—	750.2	5.9%
13 to 24 months	4.6	1.8	—	—	6.4	0.1%
	$3,175.1	$2,121.6	$6,447.3	$907.4	$12,651.4	100.0%

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Accounts and notes receivable are shown net of allowances for sales incentive discounts available to dealers and for doubtful accounts. Cash flows related to the collection of receivables are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows. Accounts and notes receivable allowances at December 31, 2022 and 2021 were as follows (in millions):

	2022	2021
Sales incentive discounts	$7.6	$8.0
Doubtful accounts	31.3	32.6
	$38.9	$40.6

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

Inventories

    Inventories are valued at the lower of cost or net realizable value, using the first-in, first-out method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At December 31, 2022 and 2021, the Company had recorded $211.6 million and $202.6 million, respectively, as an adjustment for surplus and obsolete inventories. These adjustments are reflected within “Inventories, net” within the Company’s Consolidated Balance Sheets.

    Inventories, net at December 31, 2022 and 2021 were as follows (in millions):

	2022	2021
Finished goods	$994.9	$718.2
Repair and replacement parts	750.1	697.8
Work in process	369.8	282.8
Raw materials	1,074.9	894.9
Inventories, net	$3,189.7	$2,593.7

    Cash flows related to the sale of inventories are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows.

    Recoverable Indirect Taxes

    The Company’s Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from the Company’s sales in the Brazilian market. The Company regularly assesses the recoverability of these tax credits, and establishes reserves when necessary against them, through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from the Company’s ongoing operations. The Company believes that these tax credits, net of established reserves, are realizable. The Company had recorded approximately $94.6 million and $114.4 million, respectively, of VAT tax credits, net of reserves, as of December 31, 2022 and 2021.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Property, Plant and Equipment

    Property, plant and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of two to 40 years for buildings and improvements, three to 20 years for machinery and equipment and three to ten years for furniture and fixtures. Expenditures for maintenance and repairs are primarily charged to expense as incurred.

    Property, plant and equipment, net at December 31, 2022 and 2021 consisted of the following (in millions):

	2022	2021
Land	$141.1	$141.0
Buildings and improvements	920.7	875.9
Machinery and equipment	2,789.8	2,702.3
Furniture and fixtures	182.8	171.1
Gross property, plant and equipment	4,034.4	3,890.3
Accumulated depreciation and amortization	(2,443.2)	(2,425.5)
Property, plant and equipment, net	$1,591.2	$1,464.8

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

    Goodwill is evaluated annually as of October 1st for impairment using a qualitative assessment or a quantitative one-step assessment. If the Company elects to perform a qualitative assessment and determines the fair value of its reporting units more likely than not exceed the carrying value of their net assets, no further evaluation is necessary. For reporting units where the Company performs a one-step quantitative assessment, the Company compares the fair value of each reporting unit, which is determined based on a combination of a discounted cash flow valuation approach and a market multiple valuation approach, to its respective carrying value of net assets, including goodwill. If the fair value of the reporting unit exceeds its carrying value of net assets, the goodwill is not considered impaired. If the carrying value of net assets is higher than the fair value of the reporting unit, an impairment charge is recorded in the amount by which the carrying value exceeds the reporting unit’s fair value in accordance with ASU 2017-04.

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

    The results of our goodwill and long-lived assets impairment analyses conducted as of October 1, 2022, 2021 and 2020 indicated that no indicators of impairment existed and no reduction in the carrying amount of goodwill and long-lived assets was required.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

    Changes in the carrying amount of goodwill during the years ended December 31, 2022, 2021 and 2020 are summarized as follows (in millions):

	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
Balance as of December 31, 2019	$606.0	$112.2	$463.3	$116.8	$1,298.3
Acquisitions	7.2	—	—	—	7.2
Impairment charge	(20.0)	—	—	—	(20.0)
Foreign currency translation	0.2	(24.7)	38.0	7.5	21.0
Balance as of December 31, 2020	593.4	87.5	501.3	124.3	1,306.5
Acquisition	16.2	—	0.6	—	16.8
Foreign currency translation	—	(5.8)	(32.4)	(4.3)	(42.5)
Balance as of December 31, 2021	609.6	81.7	469.5	120.0	1,280.8
Acquisitions	59.8	—	—	—	59.8
Foreign currency translation	(2.1)	4.3	(25.2)	(6.8)	(29.8)
Balance as of December 31, 2022	$667.3	$86.0	$444.3	$113.2	$1,310.8

    The Company amortizes certain acquired identifiable intangible assets primarily on a straight-line basis over their estimated useful lives, which range from four to 50 years. External-use software, which is or will be marketed for sale, was approximately $3.4 million as of December 31, 2022 and classified within “Intangible assets, net.” Amortization of external-use software has not started as the product is still being developed. The acquired intangible assets have a weighted average useful life as follows:

Intangible Assets	Weighted-Average Useful Life
Patents and technology	11 years
Customer relationships	13 years
Trademarks and trade names	19 years
Land use rights	46 years

    For the years ended December 31, 2022, 2021 and 2020, acquired intangible asset amortization was $60.1 million, $60.9 million and $59.5 million, respectively. The Company estimates amortization of existing intangible assets will be $56.3 million in 2023, $55.1 million in 2024, $51.2 million in 2025, $22.8 million in 2026, and $18.7 million in 2027.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

    Changes in the carrying amount of acquired intangible assets during 2022 and 2021 are summarized as follows (in millions):

Gross Carrying Amounts	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2020	$195.1	$580.6	$157.2	$6.8	$939.7
Acquisitions	0.7	3.2	6.1	—	10.0
Sale of business	(1.3)	(4.4)	(17.1)	—	(22.8)
Foreign currency translation	(5.5)	(10.8)	(6.3)	0.2	(22.4)
Balance as of December 31, 2021	189.0	568.6	139.9	7.0	904.5
Acquisitions	7.1	15.4	15.4	—	37.9
Foreign currency translation	(4.3)	(9.5)	(4.7)	(0.5)	(19.0)
Balance as of December 31, 2022	$191.8	$574.5	$150.6	$6.5	$923.4

Accumulated Amortization	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2020	$85.3	$384.7	$102.4	$1.1	$573.5
Amortization expense	10.8	37.4	12.5	0.2	60.9
Sale of business	(1.3)	(4.4)	(15.2)	—	(20.9)
Foreign currency translation	(1.7)	(8.0)	(5.0)	0.2	(14.5)
Balance as of December 31, 2021	93.1	409.7	94.7	1.5	599.0
Amortization expense	11.7	37.9	10.4	0.1	60.1
Foreign currency translation	(1.5)	(6.8)	(3.6)	—	(11.9)
Balance as of December 31, 2022	$103.3	$440.8	$101.5	$1.6	$647.2

Indefinite-Lived Intangible Assets	Trademarks and Trade Names
Balance as of December 31, 2020	$89.4
Foreign currency translation	(2.7)
Balance as of December 31, 2021	86.7
Foreign currency translation	(1.9)
Balance as of December 31, 2022	$84.8
    During the years ended December 31, 2022 and December 31, 2021, the Company acquired approximately $2.0 million and $16.3 million, respectively, of functional intellectual property licenses associated with various component technology related to the Company’s products. The Company is amortizing these licenses over a period of five years, and recorded amortization expense of approximately $3.0 million during 2022 within “Engineering expenses” and $0.2 million during 2021 within “Amortization of intangibles” in the Company's Consolidated Statements of Operations, resulting in a remaining unamortized amount of approximately $15.1 million as of December 31, 2022, reflected within “Other assets” in the Company's Consolidated Balance Sheets.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accrued Expenses

    Accrued expenses at December 31, 2022 and 2021 consisted of the following (in millions):

	2022	2021
Reserve for volume discounts and sales incentives	$630.8	$602.3
Warranty reserves	546.0	492.7
Accrued employee compensation and benefits	390.2	322.3
Accrued taxes	344.8	282.5
Other	359.5	362.4
Balance at the end of the year	$2,271.3	$2,062.2

Warranty Reserves

    The warranty reserve activity for the years ended December 31, 2022, 2021 and 2020 consisted of the following (in millions):

	2022	2021	2020
Balance at beginning of the year	$592.5	$521.8	$392.8
Acquisitions	—	—	0.2
Accruals for warranties issued during the year	338.8	344.9	310.2
Settlements made (in cash or in kind) during the year	(261.7)	(241.8)	(204.3)
Foreign currency translation	(29.6)	(32.4)	22.9
Balance at the end of the year	$640.0	$592.5	$521.8

    The Company’s agricultural equipment products generally are under warranty against defects in materials and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $94.0 million and $99.8 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.

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

    Dealers or distributors may not return equipment or replacement parts while their contract with the Company is in force, except for under established promotional and annual replacement parts return programs. At the time of sale, the Company estimates the amount of returns based on the terms of promotional and annual return programs and anticipated returns in the future.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Precision Technology Services Revenue. The Company sells a combination of precision technology products and services. When the bundled package of technology products and services is sold, the portion of the consideration received related to the services component is recognized over time as the Company satisfies the future performance obligation. Revenue is recognized for the hardware component when control is transferred to the dealer or distributor. Payment is received or revenue is deferred for free subscriptions at inception of the precision technology subscription period, which is recognized as a contract liability for the amount in excess of the revenue recognized. The revenue associated with the sale of precision technology services is not significant. The costs of the software directly associated with the installation and functionality of precision technology products and services, including amortization and hosting costs, are reflected within “Cost of goods sold” and “Engineering expenses” within the Company’s Consolidated Statements of Operations.

    See Note 16 for additional information regarding the Company’s sources of revenue and associated contract liabilities and performance obligations.

Stock Incentive Plans

    Stock compensation expense was recorded as follows (in millions). Refer to Note 10 for additional information regarding the Company’s stock incentive plans during 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
Cost of goods sold	$1.3	$1.0	$1.1
Selling, general and administrative expenses	32.7	26.6	36.8
Total stock compensation expense	$34.0	$27.6	$37.9

The Company recognizes the effect of award forfeitures as an adjustment to stock compensation expense in the period in which the forfeiture occurs.

Research and Development Expenses

    Research and development expenses are expensed as incurred and are included in “Engineering expenses” in the Company’s Consolidated Statements of Operations.

Advertising Costs

    The Company expenses all advertising costs as incurred. Cooperative advertising costs normally are expensed at the time the revenue is earned. Advertising expenses for the years ended December 31, 2022, 2021 and 2020 totaled approximately $50.9 million, $54.2 million and $45.3 million, respectively.

Shipping and Handling Expenses

    All shipping and handling fees charged to customers are included as a component of net sales, and are associated with freight activities after the customer has obtained control. Shipping and handling costs are accounted for as fulfillment costs and are expensed and accrued at the time revenue is recognized within “Cost of goods sold,” with the exception of certain handling costs included in “Selling, general and administrative expenses” in the amount of $48.4 million, $43.6 million and $38.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest Expense, Net

    Interest expense, net for the years ended December 31, 2022, 2021 and 2020 consisted of the following (in millions):

	2022	2021	2020
Interest expense	$46.0	$25.4	$24.9
Interest income	(33.0)	(18.7)	(9.9)
	$13.0	$6.7	$15.0

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

    A reconciliation of net income attributable to AGCO Corporation and subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share during the years ended December 31, 2022, 2021 and 2020 is as follows (in millions, except per share data):

	2022	2021	2020
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$889.6	$897.0	$427.1
Weighted average number of common shares outstanding	74.6	75.2	75.0
Basic net income per share attributable to AGCO Corporation and subsidiaries	$11.92	$11.93	$5.69
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$889.6	$897.0	$427.1
Weighted average number of common shares outstanding	74.6	75.2	75.0
Dilutive SSARs, performance share awards and restricted stock units	0.3	0.5	0.6
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	74.9	75.7	75.6
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$11.87	$11.85	$5.65

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Comprehensive Income (Loss)

    The Company reports comprehensive income (loss), defined as the total of net income (loss) and all other non-owner changes in equity, and the components thereof in its Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Comprehensive Income. The components of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2022, 2021 and 2020 are as follows (in millions):

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2022			2022
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$(2.0)	$1.2	$(0.8)	$—
Net loss on derivatives	(0.5)	—	(0.5)	—
Foreign currency translation adjustments	(30.9)	—	(30.9)	0.9
Total components of other comprehensive income	$(33.4)	$1.2	$(32.2)	$0.9

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2021			2021
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$110.1	$(27.2)	$82.9	$—
Net gain on derivatives	2.5	(0.4)	2.1	—
Foreign currency translation adjustments	(45.1)	—	(45.1)	(0.4)
Total components of other comprehensive income	$67.5	$(27.6)	$39.9	$(0.4)

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2020			2020
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$(19.3)	$2.4	$(16.9)	$—
Net loss on derivatives	(1.5)	0.3	(1.2)	—
Foreign currency translation adjustments	(197.5)	—	(197.5)	(4.3)
Total components of other comprehensive loss	$(218.3)	$2.7	$(215.6)	$(4.3)

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
and (3) the effect of the assistance on a business entity’s financial statements. This guidance was effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The Company receives government assistance generally in the form of research and development grants and employee payroll assistance, among others. The Company’s policy is to account for government assistance using guidance analogous to government grants found in International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. The Company has adopted this guidance and the adoption did not have a material impact on the Company’s results of operations, financial condition and cash flows and was deemed not material for annual disclosure as of December 31, 2022.

New Accounting Pronouncements to be Adopted
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected versus incurred credit losses for financial assets. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which delays the effective date of ASU 2016-13 for smaller reporting companies and other non-SEC reporting entities. This applies to the Company’s equity method finance joint ventures, which are now required to adopt ASU 2016-13 for annual periods beginning after December 15, 2022 and interim periods within those annual periods. The standard, and its subsequent modification, impacts the results of operations and financial condition of the Company’s finance joint ventures. As such, adoption of the standard by the Company’s finance joint ventures on January 1, 2023 impacted the Company’s “Investments in affiliates” and “Retained earnings” by an immaterial amount.
In September 2022, the FASB issued ASU 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The new standard requires that a buyer in a supplier finance program disclose sufficient information about the key terms of the program, the amount of outstanding confirmed obligations at period end, where the obligations are presented in the balance sheet, and a rollforward of the obligations during the annual period. This guidance will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the rollforward, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The adoption of ASU 2022-04 will result in disclosure of the Company’s supplier financing programs.

    The Company has adopted ASU 2021-08, “Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” effective for fiscal years beginning after December 15, 2022, which did not have a material impact on the Company’s results of operations, financial condition or cash flows but is dependent on future acquisitions.

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
    On January 1, 2022 the Company acquired Appareo Systems, LLC (“Appareo”) for approximately $62.1 million, net of approximately $0.5 million of cash. As a result of the acquisition of the remaining 50% interest in IAS, the Company’s previous operating joint venture with Appareo, the Company recorded a gain of approximately $3.4 million on the remeasurement of the previously held equity interest within “Other expense, net” in the Company’s Consolidated Statements of

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Operations. The fair value of the previously held 50% interest in the joint venture as of the acquisition date was approximately $11.2 million. Appareo is headquartered in Fargo, North Dakota and offers engineering, manufacturing, and technology for end-to-end product development. The Company recorded approximately $25.8 million of goodwill associated with the acquisition. The associated goodwill has been included in the Company’s North America geographical reportable segment.

    The acquired identifiable intangible assets of JCA and Appareo as of the date of their respective acquisitions during 2022 are summarized in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Customer relationships	$15.4	10 years
Technology	15.4	8 years
Trademarks	5.7	10 years
Non-competition agreements	1.4	5 years
	$37.9
    On December 1, 2021, the Company acquired Creatives Sites Media, Inc. (“CSM”) for approximately $5.7 million. CSM is headquartered in Bloomington, Illinois and creates and designs customized mobile-enabled technology applications and websites. The acquired net assets were insignificant. The Company recorded approximately $5.7 million of goodwill associated with the acquisition. The associated goodwill was included in the Company’s North American geographical reportable segment.
    On September 10, 2021, the Company acquired Farm Robotics and Automation S.L. (“Faromatics”) for approximately €4.6 million (or approximately $5.5 million) net of approximately €0.1 million (or approximately $0.1 million) of cash and €0.8 million (or approximately $0.9 million) of escrowed cash which could be payable by the Company within 18 months of the acquisition date. Faromatics is headquartered in Barcelona, Spain, and manufactures and sells ChickenBoy®, the world’s first ceiling-suspended robot that monitors broiler chickens and helps farmers increase animal welfare and farm productivity. The Company recorded approximately €4.4 million (or approximately $5.2 million) of technology and approximately €1.8 million (or approximately $2.2 million) of goodwill associated with the acquisition. The associated goodwill was included in the Company’s North American and Europe/Middle East geographical reportable segments.
    On August 13, 2021, the Company acquired Headsight, LLC (“Headsight”) for approximately $16.8 million. Headsight is headquartered in Bremen, Indiana and manufactures header height sensors used in corn and grain harvesting operations. The Company recorded approximately $4.8 million of customer relationship, technology and trademark identifiable intangible assets and approximately $8.9 million of goodwill associated with the acquisition. The associated goodwill was included in the Company’s North American geographical reportable segment.

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

    The Company allocated the purchase price of the assets acquired and liabilities assumed of the JCA, Appareo, CSM, Faromatics and Headsight acquisitions based on estimates of their fair values of their respective acquisition dates. The acquired net assets related to these acquisitions generally consisted of accounts receivable, inventories, other current and noncurrent assets, lease right-of-use assets and liabilities, property, plant and equipment, assets held for sale, identifiable intangibles assets, goodwill, accounts payable, accrued expenses and other current and noncurrent liabilities and deferred tax assets and liabilities. The results of operations of the acquisitions have been included in the Company’s Consolidated Financial Statements as of and from the date of acquisition. Proforma financial information related to these acquisitions was not material to the Company’s results of operations.

3.    Restructuring Expenses and Impairment Charges

Restructuring Expenses

    The Company has announced and initiated actions over the course of several years to rationalize employee headcount at various manufacturing facilities and various administrative offices located in Europe, South America, Africa, China and the United States, as well as the rationalization of its grain storage and protein production system operations. These rationalizations were taken to reduce costs in response to fluctuating global market demand. During 2022, the Company recorded severance and related costs associated with these rationalizations in connection with the termination of approximately 105 employees.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The components of the restructuring expenses are summarized as follows (in millions):

	Employee Severance	Facility Closure Costs	Write-down of Property, Plant and Equipment	Other Related Closure Costs	Loss on Sale of Joint Venture	Total
Balance as of December 31, 2019	$4.8	$—	$—	$—	$—	$4.8
2020 provision	11.3	4.5	2.5	1.8	—	20.1
Less: Non-cash expense	—	—	(2.5)	—	—	(2.5)
Cash expense	11.3	4.5	—	1.8	—	17.6
2020 provision reversal	(0.4)	—	—	—	—	(0.4)
2020 cash activity	(4.5)	(0.6)	—	—	—	(5.1)
Foreign currency translation	(0.1)	—	—	—	—	(0.1)
Balance as of December 31, 2020	11.1	3.9	—	1.8	—	16.8
2021 provision	18.4	—	0.2	1.5	—	20.1
Less: Non-cash expense	—	—	(0.2)	—	—	(0.2)
Cash expense	18.4	—	—	1.5	—	19.9
2021 provision reversal	(2.2)	—	—	(0.1)	(2.5)	(4.8)
2021 cash activity	(12.3)	(3.9)	—	(2.9)	2.5	(16.6)
Foreign currency translation	(0.5)	—	—	(0.1)	—	(0.6)
Balance as of December 31, 2021	14.5	—	—	0.2	—	14.7
2022 provision	6.9	—	—	—	—	6.9
2022 provision reversal	(0.8)	—	—	—	—	(0.8)
2022 cash activity	(12.6)	—	—	(0.2)	—	(12.8)
Foreign currency translation	(1.2)	—	—	—	—	(1.2)
Balance as of December 31, 2022	$6.8	$—	$—	$—	$—	$6.8

    During the three months ended December 31, 2019, the Company exited and sold its 50% interest in its USC, LLC joint venture to its joint venture partner for approximately $5.1 million. The operations of the joint venture were part of the Company’s grain storage and production system operations, and the decision to sell the joint venture was as a result of the overall rationalization of the business. The Company recorded a loss of approximately $2.1 million associated with the sale, which was reflected within “Restructuring expenses” in the Company’s Consolidated Statements of Operations. As a result of the final payments received from the former joint venture partner related to the sale during 2021 the Company recorded a gain of approximately $2.5 million, also reflected within “Restructuring expenses” in the Company’s Consolidated Statements of Operations.

Impairment Charges

    In light of the conflict between Russia and Ukraine, during the three months ended March 31, 2022, the Company assessed the fair value of its gross assets related to the joint ventures operating in Russia for potential impairment and recorded asset impairment charges of approximately $36.0 million, reflected as “Impairment charges” in its Consolidated Statements of Operations, with an offsetting benefit of approximately $12.2 million included within “Net loss (income) attributable to noncontrolling interests.” The Company sold its interest in its Russian distribution joint venture during the three months ended December 31, 2022. Foreign currency translation impacts since inception of the Russian joint venture previously recognized within “Accumulated other comprehensive loss” were therefore recorded within “Other expense, net” on the Company’s Consolidated Statements of Operations during the three months ended December 31, 2022. In addition, during the three months ended March 31, 2022, the Company recorded a write-down of its investment in its Russian finance joint venture of approximately $4.8 million, reflected within “Equity in net earnings of affiliates” in its Consolidated Statements of Operations. The Russian finance joint venture was sold during the three months ended December 31, 2022.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.    Accounts Receivable Sales Agreements

    The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. As of December 31, 2022 and 2021, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.8 billion and $1.3 billion, respectively.

    Under the terms of the accounts receivable sales agreements in North America, Europe and Brazil, the Company pays an annual fee related to the servicing of the receivables sold. The Company also pays the respective AGCO Finance entities a subsidized interest payment with respect to the accounts receivable sales agreements, calculated based upon the interest rate charged by Rabobank to its affiliate, and such affiliate then lends to the AGCO Finance entities plus an agreed-upon margin. These fees are reflected within losses on the sales of receivables included within “Other expense, net” in the Company’s Consolidated Statements of Operations. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements and determined that these facilities should be accounted for as off-balance sheet transactions.

    In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. As of December 31, 2022 and 2021, the cash received from these arrangements was approximately $226.0 million and $215.4 million, respectively.

    Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Consolidated Statements of Operations, were approximately $71.1 million, $24.5 million and $24.1 million during 2022, 2021 and 2020, respectively.

    The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of December 31, 2022 and 2021, these finance joint ventures had approximately $69.5 million and $42.6 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

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

5.    Investments in Affiliates

    Investments in affiliates as of December 31, 2022 and 2021 were as follows (in millions):

	2022	2021
Finance joint ventures	$390.2	$359.2
Manufacturing joint ventures	29.9	31.0
Other affiliates	16.8	23.3
	$436.9	$413.5

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

    The Company’s equity in net earnings of affiliates for the years ended December 31, 2022, 2021 and 2020 were as follows (in millions):

	2022	2021	2020
Finance joint ventures	$63.0	$64.4	$45.0
Manufacturing and other joint ventures	1.1	1.2	0.5
	$64.1	$65.6	$45.5

    Summarized combined financial information of the Company’s finance joint ventures as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 were as follows (in millions):

	As of December 31,
	2022	2021
Total assets	$8,359.1	$7,863.6
Total liabilities	7,562.8	7,130.5
Partners’ equity	796.3	733.1

	For the Years Ended December 31,
	2022	2021	2020
Revenues	$454.6	$411.1	$402.2
Costs	274.9	228.1	274.0
Income before income taxes	$179.7	$183.0	$128.2

    At December 31, 2022 and 2021, the Company’s receivables from affiliates were approximately $60.8 million and $55.1 million, respectively. The receivables from affiliates are reflected within “Accounts and notes receivable, net” within the Company’s Consolidated Balance Sheets.

    The portion of the Company’s retained earnings balance that represents undistributed retained earnings of equity method investees was approximately $401.9 million and $365.6 million as of December 31, 2022 and 2021, respectively. The Company received dividends from certain finance joint ventures of approximately $27.0 million and $84.4 million during 2022 and 2021, respectively. Approximately $5.7 million and $22.7 million of these dividends were a return of investment in excess of earnings related to a certain finance joint venture during 2022 and 2021, respectively, and were included within “Sale of, distributions from (investments in) unconsolidated affiliates, net” within the Company’s Consolidated Statements of Cash Flows. In addition, during the year ended December 31, 2022, the Company recorded a write-down of the investment in its Russian finance joint venture of approximately $4.8 million, reflected within “Equity in net earnings of affiliates” in the Consolidated Statements of Operations. The Russian finance joint venture was sold during the three months ended December 31, 2022.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    Income Taxes

    The sources of income before income taxes and equity in net earnings of affiliates were as follows for the years ended December 31, 2022, 2021 and 2020 (in millions):

	2022	2021	2020
United States	$(60.2)	$46.8	$(73.4)
Foreign	1,167.4	897.5	635.4
Income before income taxes and equity in net earnings of affiliates	$1,107.2	$944.3	$562.0

    The provision for income taxes by location of the taxing jurisdiction for the years ended December 31, 2022, 2021 and 2020 consisted of the following (in millions):

	2022	2021	2020
Current:
United States	$26.0	$3.4	$4.1
Foreign	328.6	222.9	180.2
	354.6	226.3	184.3
Deferred:
United States	(55.3)	(70.0)	1.3
Foreign	(2.7)	(47.9)	2.1
	(58.0)	(117.9)	3.4
	$296.6	$108.4	$187.7

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

    A reconciliation of income taxes computed at the United States federal statutory income tax rate (21% for 2022, 2021 and 2020) to the provision for income taxes reflected in the Company’s Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 is as follows (in millions):

	2022	2021	2020
Provision for income taxes at United States federal statutory rate(1)	$232.5	$198.3	$118.0
State and local income taxes, net of federal income tax effects(1)	(2.9)	2.2	(3.5)
Taxes on foreign income which differ from the United States statutory rate	43.6	16.2	13.9
Tax effect of permanent differences	(0.2)	(6.4)	13.4
Change in valuation allowance	0.7	(130.8)	16.3
Change in tax contingency reserves	25.5	36.6	37.2
Research and development tax credits	(6.9)	(7.4)	(9.0)
Other	4.3	(0.3)	1.4
	$296.6	$108.4	$187.7
____________________________________
(1)There were no impacts related to changes in tax laws that impacted the Company in 2022, 2021 and 2020.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The significant components of the deferred tax assets and liabilities at December 31, 2022 and 2021 were as follows (in millions):

	2022	2021
Deferred Tax Assets:
Net operating loss carryforwards	$45.9	$69.5
Sales incentive discounts	46.3	40.1
Inventory valuation reserves	34.4	33.6
Pensions and postretirement health care benefits	19.7	18.5
Warranty and other reserves	127.7	102.9
Research and development tax credits	6.9	3.8
Foreign tax credits	4.7	9.4
Other	15.6	14.0
Total gross deferred tax assets	301.2	291.8
Valuation allowance	(47.3)	(47.4)
Total deferred tax assets	253.9	244.4
Deferred Tax Liabilities:
Tax over book depreciation and amortization	123.6	159.3
Investment in affiliates	11.3	24.4
Other	2.5	8.3
Total deferred tax liabilities	137.4	192.0
Net deferred tax assets	$116.5	$52.4
Amounts recognized in Consolidated Balance Sheets:
Deferred tax assets - noncurrent	$228.5	$169.3
Deferred tax liabilities - noncurrent	(112.0)	(116.9)
	$116.5	$52.4

    As reflected in the preceding table, the Company recorded a net deferred tax asset of $116.5 million and $52.4 million as of December 31, 2022 and 2021, respectively, and had a valuation allowance against its gross deferred tax assets of approximately $47.3 million and $47.4 million as of December 31, 2022 and 2021, respectively.
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

    The Company had net operating loss carryforwards of $136.3 million as of December 31, 2022, with expiration dates as follows: 2023 - $27.2 million; 2024 - $6.7 million; 2025 and thereafter - $21.2 million and unlimited - $81.2 million. The net operating loss carryforwards of $136.3 million are entirely in tax jurisdictions outside of the United States. The amount of the Company’s U.S. state net operating loss carryforwards is not material.

    The Company paid income taxes of $304.0 million, $247.3 million and $181.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

    The Company recognizes income tax benefits from uncertain tax positions only when there is a more than 50% likelihood that the tax positions will be sustained upon examination by the taxing authorities based on the technical merits of the positions. At December 31, 2022 and 2021, the Company had approximately $10.4 million and $40.1 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. At December 31, 2022 and 2021, the Company had

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

approximately $274.1 million and $196.7 million, respectively, of accrued taxes reflected in “Other noncurrent liabilities”, and approximately $2.8 million of deferred tax assets and $9.6 million of deferred tax liabilities, respectively, related to uncertain tax positions that it expects to settle or pay beyond 12 months, reflected in “Deferred tax assets” and “Deferred tax liabilities,” respectively, in the Company’s Consolidated Balance Sheets. The Company accrued approximately $6.0 million and $4.8 million of interest and penalties related to unrecognized tax benefits in its provision for income taxes during 2022 and 2021, respectively. At December 31, 2022 and 2021, the Company had accrued interest and penalties related to unrecognized tax benefits of $25.8 million and $32.7 million, respectively.

    A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as of and during the years ended December 31, 2022 and 2021 is as follows (in millions):

	2022	2021
Gross unrecognized income tax benefits at the beginning of the year	$246.4	$227.9
Additions for tax positions of the current year	51.7	43.0
Additions for tax positions of prior years	3.9	8.4
Reductions for tax positions of prior years for:
Changes in judgments	(6.5)	3.2
Settlements during the year	(0.6)	(19.1)
Lapses of applicable statute of limitations	(1.2)	(0.6)
Foreign currency translation and other	(12.0)	(16.4)
Gross unrecognized income tax benefits at the end of the year	$281.7	$246.4

    At December 31, 2022 and 2021, the Company had $281.7 million and $246.4 million, respectively, of unrecognized income tax benefits, which would affect the Company’s effective tax rate if recognized. The reconciliation of gross unrecognized income tax benefits above for 2022 and 2021 excludes certain indirect favorable effects that relate to other tax jurisdictions of approximately $74.0 million and $70.2 million, respectively. The change in certain indirect favorable effects between 2022 and 2021 includes approximately $22.4 million and $3.8 million, respectively, related to additions and reductions for tax positions of current and prior years, changes in judgments and lapses of statutes of limitations. During 2022, the Company made the determination that it will be able to utilize approximately $15.7 million of indirect favorable benefits in the United States related to the settlement of a foreign audit examination. In addition, the gross unrecognized income tax benefits as of December 31, 2022 and 2021 exclude certain deposits made in a foreign jurisdiction of approximately $45.1 million and $6.7 million, respectively, associated with an ongoing audit.

    The Company and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of December 31, 2022, a number of income tax examinations in foreign jurisdictions, as well as the United States, were ongoing. It is possible that certain of these ongoing examinations may be resolved within 12 months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized income tax benefits balance may materially change within the next 12 months. In certain foreign jurisdictions, there are either statutory expirations or the Company’s settlement expectations such that approximately $10.4 million could be concluded within the next 12 months. Although there are ongoing examinations in various federal and state jurisdictions, the 2017 through 2022 tax years generally remain subject to examination in the United States by applicable authorities. In the Company’s significant foreign jurisdictions, primarily the United Kingdom, France, Germany, Switzerland, Finland and Brazil, the 2017 through 2022 tax years generally remain subject to examination by their respective tax authorities. In Brazil, the Company is contesting disallowed deductions related to amortization of certain goodwill amounts (see Note 12).

    In 2022, the U.S. Inflation Reduction Act and the CHIPS and Science Act of 2022 (the “Acts”) were signed into law. These acts include, among other provisions, a corporate alternative minimum tax of 15%, an excise tax on the repurchase of corporate stock, various climate and energy provisions, and incentives for investment in semiconductor manufacturing. The primary provisions of the Acts are effective during 2023 and forward. The Company is evaluating the impact these acts could have on the Company’s future tax provision and the effective tax rate, as well as any other impacts on the Company’s financial position and results of operations.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    Indebtedness

    Long-term debt consisted of the following at December 31, 2022 and 2021 (in millions):

	December 31, 2022	December 31, 2021
Credit facility, expires 2027	200.0	—
1.002% Senior term loan due 2025	267.3	283.7
Senior term loans due between 2023 and 2028	341.6	445.9
0.800% Senior Notes Due 2028	641.5	680.8
Other long-term debt	5.1	7.7
Debt issuance costs	(3.6)	(4.8)
	1,451.9	1,413.3

Less: Senior term loans due 2023, net of debt issuance costs	(184.9)	—
Current portion of other long-term debt	(2.2)	(2.1)
Total long-term indebtedness, less current portion	$1,264.8	$1,411.2

    At December 31, 2022, the aggregate scheduled maturities of long-term debt, excluding the current portion of long-term debt, are as follows (in millions):

2024	$2.2
2025	334.7
2026	56.3
2027	200.2
Thereafter	671.4
$1,264.8

    Cash payments for interest were approximately $45.1 million, $23.8 million and $23.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Current Indebtedness

    Credit Facility

    In December 2022, the Company, certain of its subsidiaries and Rabobank, and other named lenders entered into an amendment to its credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“credit facility”), which replaced the Company’s former $800.0 million multi-currency unsecured revolving credit facility, which is discussed below. The amendment provided an additional $450.0 million in borrowing capacity. An initial borrowing under the credit facility was used to repay and retire a $240.0 million short-term multi-currency revolving credit facility with Rabobank that was due to mature on March 31, 2023. The credit facility consists of a $325.0 million U.S. dollar tranche and a $925.0 million multi-currency tranche for loans denominated in U.S. Dollars, Euros or other currencies to be agreed upon. The credit facility matures on December 19, 2027. Interest accrues on amounts outstanding for any borrowings denominated in U.S. dollars, at the Company’s option, at either (1) the Secured Overnight Financing Rate (“SOFR”) plus 0.1% plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating, or (2) the base rate, which is the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) Term SOFR for a one-month tenor plus 1.0%, plus a margin ranging from 0.000% to 0.875% based on the Company’s credit rating. Interest accrues on amounts outstanding for any borrowings denominated in Euros at the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating. As of December 31, 2022, the Company had $200.0 million outstanding

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

borrowings under the revolving credit facility and had the ability to borrow $1,050.0 million.

    Uncommitted Credit Facility

    In June 2022, the Company entered into an uncommitted revolving credit facility that allows the Company to borrow up to €100.0 million (or approximately $106.9 million as of December 31, 2022). The credit facility expires on December 31, 2026. Any loans will bear interest at the EURIBOR plus a credit spread. As of December 31, 2022, the Company had no outstanding borrowings under the revolving credit facility and had the ability to borrow €100.0 million (or approximately $106.9 million).

    0.800% Senior Notes Due 2028

    On October 6, 2021, the Company issued €600.0 million (or approximately $641.5 million as of December 31, 2022) of senior notes at an issue price of 99.993%. The notes mature on October 6, 2028, and interest is payable annually, in arrears, at 0.800%. The senior notes contain covenants restricting, among other things, the incurrence of certain secured indebtedness. The senior notes are subject to both optional and mandatory redemption in certain events.

    1.002% Senior Term Loan Due 2025

    On January 25, 2019, the Company borrowed €250.0 million (or approximately $267.3 million as of December 31, 2022) from the European Investment Bank. The loan matures on January 24, 2025. The Company is permitted to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears.

    Senior Term Loans Due Between 2023 and 2028

     In October 2016, the Company borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements, and in August 2018, the Company borrowed an additional aggregate amount of €338.0 million through a group of another seven related term loan agreements. Of the 2016 term loans, an aggregate amount of €56.0 million (or approximately $61.1 million) was repaid upon maturity of two term loan agreements in October 2019. Additionally, the Company repaid €192.0 million (or approximately $223.8 million) upon maturity of two of the 2016 senior term loans in October 2021. On April 19, 2022, the Company repaid €1.0 million (or approximately $1.1 million) of one of the 2016 senior term loans due October 2023. In August 2021, the Company repaid two of the 2018 senior term loans upon maturity with an aggregate amount of €72.0 million (or approximately $85.5 million). On February 1, 2022, the Company repaid €72.5 million (or approximately $81.7 million) of one of the 2018 senior term loans due August 2023 with existing cash on hand.

    In aggregate, the Company had indebtedness of €319.5 million (or approximately $341.6 million as of December 31, 2022) through a group of six remaining related term loan agreements. Two of the term loan agreements in the aggregate amount of €173.0 million (or approximately $184.9 million net of debt issuance costs, as of December 31, 2022) will mature in August and October 2023. The provisions of the term loan agreements are substantially identical, with the exception of interest rate terms and maturities. As of December 31, 2022, for the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 0.90% to 2.26% and maturity dates between August 2023 and August 2028. For the term loan with a floating interest rate, interest is payable in arrears on a semi-annual basis, with an interest rate based on the EURIBOR plus a margin of 1.10% and a maturity date of August 2025. The term loans contain covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and are subject to acceleration in the event of default.

Former Indebtedness

    Short-term Credit Facility

    In April 2022, the Company entered into a short-term multi-currency revolving credit facility of €225.0 million with Rabobank. The Company borrowed $240.0 million in U.S. dollars (or approximately €225.0 million as of April 26, 2022), with a maturity date of March 31, 2023. Interest accrued on amounts outstanding under the short-term credit facility, at the Company’s option, at either (1) SOFR for borrowings denominated in U.S. dollars or EURIBOR for borrowings denominated in Euros plus a margin of 0.75%, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, or (iii) one-month Adjusted Term SOFR plus 1.0%, plus a margin of 0.75%. The credit facility contained covenants restricting, among other things, the incurrence of indebtedness and the

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

making of certain payments, including dividends. The Company also had to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As previously mentioned, during December 2022, the Company repaid the $240.0 million outstanding borrowings under the facility in U.S. dollars.

    Credit Facility Due 2023

    In October 2018, the Company entered into a multi-currency revolving credit facility of $800.0 million. The maturity date of the credit facility was October 17, 2023. Interest accrued on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0%, plus a margin ranging from 0.0% to 0.875% based on the Company’s credit rating. The credit facility contained covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. The Company also had to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As previously mentioned, during December 2022, the Company amended its credit facility agreement and replaced its $800.0 million multi-currency revolving credit facility with a new $1.25 billion credit facility.

    On April 15, 2020, the Company borrowed €117.5 million and $133.8 million under a term loan facility that had been added to our multi-currency revolving credit facility. While outstanding, the loans bore interest at one-month LIBOR plus a margin of 1.625%. The Company repaid the two loans on February 16, 2021 (for an aggregate amount of approximately $276.0 million as of that date). The term loans matured on April 8, 2022.

    Senior Term Loan Due 2022

    In October 2018, the Company entered into a term loan agreement with Rabobank in the amount of €150.0 million. The Company was permitted to prepay the term loan before its maturity date of October 28, 2022. Interest was payable on the term loan quarterly in arrears at an annual rate, equal to the EURIBOR plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating. The Company had to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. During October 2021, the Company repaid its senior term loan of €150.0 million (or approximately $173.4 million as of October 8, 2021).

Short-Term Borrowings

    As of December 31, 2022 and 2021, the Company had short-term borrowings due within one year of approximately $8.9 million and $90.8 million, respectively.

Standby Letters of Credit and Similar Instruments

    The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2022 and 2021, outstanding letters of credit totaled $14.4 million and $14.6 million, respectively.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Net annual pension costs for the years ended December 31, 2022, 2021 and 2020 for the Company’s defined benefit pension plans and ENPP are set forth below (in millions):

Pension benefits	2022	2021	2020
Service cost	$12.8	$15.0	$16.2
Interest cost	14.8	12.6	16.5
Expected return on plan assets	(16.9)	(31.3)	(28.4)
Amortization of net actuarial losses	8.7	16.5	15.5
Amortization of prior service cost	0.1	0.7	2.1
Net (gain) loss recognized due to settlement	(0.4)	0.1	0.2
Curtailment gain (1)	—	(1.2)	—
Net annual pension cost	$19.1	$12.4	$22.1
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

    The weighted average assumptions used to determine the net annual pension costs for the Company’s defined benefit pension plans and ENPP for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
All plans:
Weighted average discount rate	1.9%	1.5%	2.0%
Weighted average expected long-term rate of return on plan assets	2.3%	3.9%	4.1%
Rate of increase in future compensation	1.5%-5.0%	1.5%-5.0%	1.8%-5.0%
U.S.-based plans:
Weighted average discount rate	3.05%	2.75%	3.45%
Weighted average expected long-term rate of return on plan assets(1)	4.3%	5.0%	5.0%
Rate of increase in future compensation(2)	5.0%	5.0%	5.0%
___________________________________
(1)    Applicable for U.S. funded, qualified plans.
(2)    Applicable for U.S. unfunded, nonqualified plan.

    For the Company’s Swiss cash balance plan, the interest crediting rate of 1.0% for both 2022 and 2021 was set equal to the current annual minimum rate set by the government for the mandatory portion of the account balance. Above mandatory amounts have an interest crediting rate of 0.25% for both 2022 and 2021.

    Net annual postretirement benefit costs, and the weighted average discount rate used to determine them, for the years ended December 31, 2022, 2021 and 2020 are set forth below (in millions, except percentages):

Postretirement benefits	2022	2021	2020
Service cost	$0.1	$0.1	$0.1
Interest cost	0.9	0.9	1.2
Amortization of net actuarial losses	—	0.1	0.1
Amortization of prior service cost	0.1	0.1	0.1
Net annual postretirement benefit cost	$1.1	$1.2	$1.5
Weighted average discount rate	4.1%	3.8%	4.5%

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following tables set forth reconciliations of the changes in benefit obligation, plan assets and funded status as of December 31, 2022 and 2021 (in millions):

	Pension and ENPP Benefits		Postretirement Benefits
Change in benefit obligation	2022	2021	2022	2021
Benefit obligation at beginning of year	$904.8	$1,033.7	$22.6	$26.4
Service cost	12.8	15.0	0.1	0.1
Interest cost	14.8	12.6	0.9	0.9
Plan participants’ contributions	1.2	1.4	—	—
Actuarial losses (gains)	(227.2)	(70.7)	(0.9)	(3.7)
Amendments	25.5	(13.6)	—	0.4
Curtailment	—	(9.7)	—	—
Settlements	(5.0)	(0.2)	—	—
Benefits paid	(44.0)	(47.2)	(1.7)	(1.3)
Foreign currency exchange rate changes	(71.3)	(16.5)	0.2	(0.2)
Benefit obligation at end of year	$611.6	$904.8	$21.2	$22.6

	Pension and ENPP Benefits		Postretirement Benefits
Change in plan assets	2022	2021	2022	2021
Fair value of plan assets at beginning of year	$815.6	$808.6	$—	$—
Actual return on plan assets	(197.1)	27.7	—	—
Employer contributions	34.1	36.0	1.7	1.3
Plan participants’ contributions	1.2	1.4	—	—
Benefits paid	(44.0)	(47.2)	(1.7)	(1.3)
Settlements	(5.0)	(0.2)	—	—
Foreign currency exchange rate changes	(76.1)	(10.7)	—	—
Fair value of plan assets at end of year	$528.7	$815.6	$—	$—
Funded status	$(82.9)	$(89.2)	$(21.2)	$(22.6)
Unrecognized net actuarial losses (gains)	270.0	291.7	(2.0)	(1.1)
Unrecognized prior service cost	32.5	7.1	3.1	3.2
Accumulated other comprehensive loss	(302.5)	(298.8)	(1.1)	(2.1)
Net amount recognized	$(82.9)	$(89.2)	$(21.2)	$(22.6)

Amounts recognized in Consolidated Balance Sheets:
Other long-term asset	$66.3	$109.4	$—	$—
Other current liabilities	(7.0)	(7.1)	(1.6)	(1.5)
Accrued expenses	(3.8)	(3.6)	—	—
Pensions and postretirement health care benefits (noncurrent)	(138.4)	(187.9)	(19.6)	(21.1)
Net amount recognized	$(82.9)	$(89.2)	$(21.2)	$(22.6)

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s ENPP and defined pension and postretirement benefit plans during the years ended December 31, 2022 and 2021 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2020	$(412.5)	$(99.2)	$(313.3)
Prior service credit arising during the year	13.1	3.1	10.0
Net loss recognized due to settlement	0.1	—	0.1
Net loss recognized due to curtailment	8.5	2.2	6.3
Net actuarial gain arising during the year	71.0	17.4	53.6
Amortization of prior service cost	0.8	0.2	0.6
Amortization of net actuarial losses	16.6	4.3	12.3
Accumulated other comprehensive loss as of December 31, 2021	$(302.4)	$(72.0)	$(230.4)
Prior service credit arising during the year	(25.5)	(6.4)	(19.1)
Net (gain) loss recognized due to settlement	(0.4)	—	(0.4)
Net actuarial gain arising during the year	15.0	2.7	12.3
Amortization of prior service cost	0.2	0.2	—
Amortization of net actuarial losses	8.7	2.3	6.4
Accumulated other comprehensive loss as of December 31, 2022	$(304.4)	$(73.2)	$(231.2)

    The unrecognized net actuarial losses included in accumulated other comprehensive loss related to the Company’s defined benefit pension plans and ENPP as of December 31, 2022 and 2021 are set forth below (in millions):

	2022	2021
Unrecognized net actuarial losses	$270.0	$291.7

    The decrease in unrecognized net actuarial losses between years primarily resulted from higher discount rates at December 31, 2022 compared to December 31, 2021. The unrecognized net actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. For some of the Company’s defined benefit pension plans, these losses, to the extent they exceed 10% of the greater of the plan’s liabilities or the fair value of assets (“the gain/loss corridor”), will be amortized on a straight-line basis over the periods discussed as follows. For the Company’s U.S. salaried, U.S. hourly and U.K. defined benefit pension plans, the population covered is predominantly inactive participants, and losses related to those plans, to the extent they exceed the gain/loss corridor, will be amortized over the average remaining lives of those participants while covered by the respective plan. For the Company’s ENPP, the population is predominantly active participants, and losses related to the plan will be amortized over the average future working lifetime of the active participants expected to receive benefits. As of December 31, 2022, the average amortization periods were as follows:

	ENPP	U.S. Plans	U.K. Plan
Average amortization period of losses related to defined benefit pension plans	7 years	14 years	19 years

    The following table summarizes the unrecognized prior service cost related to the Company’s defined benefit pension plans as of December 31, 2022 and 2021 (in millions):

	2022	2021
Unrecognized prior service cost	$32.5	$7.1

    The increase in the unrecognized prior service cost between years is due primarily to the Company updating its estimate of current assumptions, interpretations and approach affecting the Company’s defined benefit pension obligations

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

related to certain defined benefit plans resulting in a revision of its estimate of prior service cost of approximately $25.5 million. The 2021 balance also reflects the 2021 plan amendment to the Company’s ENPP, as previously discussed.

    The following table summarizes the unrecognized net actuarial gains included in the Company’s accumulated other comprehensive loss related to the Company’s U.S. and Brazilian postretirement health care benefit plans as of December 31, 2022 and 2021 (in millions):

	2022	2021
Unrecognized net actuarial gains(1)	$(2.0)	$(1.1)
___________________________________
(1) Includes a gain of approximately $1.1 million and a loss of $0.2 million, respectively, related to the Company’s U.S. postretirement benefit plans.

    The unrecognized net actuarial gains related to the Company’s U.S. and Brazilian postretirement benefit plans is primarily due to liability gains due to the experience of the plans and assumption changes as of December 31, 2022 as compared to December 31, 2021 primarily resulting from higher discount rates at December 31, 2022. The unrecognized net actuarial gains or losses will be impacted in future periods by discount rate changes, actual demographic experience, actual health care inflation and certain other factors. These gains or losses, to the extent they exceed the gain/loss corridor, will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits, or the average remaining lives of inactive participants, covered under the postretirement benefit plans. As of December 31, 2022, the gains or losses did not exceed the corridor for the Company’s U.S. postretirement benefit plan and therefore, there will be no amortization of unrecognized gains or losses during 2023.

    As of December 31, 2022 and 2021, the net prior service cost related to the Company’s Brazilian postretirement health care benefit plans was as follows (in millions):

	2022	2021
Net prior service cost	$3.1	$3.2

    The following table summarizes the fair value of plan assets, aggregate projected benefit obligation and accumulated benefit obligation as of December 31, 2022 and 2021 for defined benefit pension plans, ENPP and other postretirement plans with accumulated benefit obligations in excess of plan assets (in millions):

	2022	2021
All plans:
Fair value of plan assets	$39.4	$43.4
Projected benefit obligation	209.8	264.1
Accumulated benefit obligation	199.0	246.6
U.S.-based plans and ENPP:
Fair value of plan assets	$3.3	$4.9
Projected benefit obligation	106.1	130.9
Accumulated benefit obligation	103.4	125.4

    The amounts for 2022 and 2021 disclosed above do not include the fair value of plan assets, the projected benefit obligation or the accumulated benefit obligation related to the Company’s U.K. plan. The Company’s U.K. plan’s fair value of plan assets was in excess of the plan’s accumulated benefit obligation as of December 31, 2022 and 2021.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The Company’s accumulated comprehensive loss as of December 31, 2022 and 2021 reflects a reduction in equity related to the following items (in millions):

	2022	2021
All plans:(1)
Reduction in equity, net of taxes of $72.9 and $71.5 at December 31, 2022 and 2021, respectively	$303.6	$300.9
GIMA joint venture:(2)
Reduction in equity, net of taxes of $0.3 and $0.5 at December 31, 2022 and 2021, respectively	0.8	1.5
______________________________________
(1)    Primarily related to the Company’s U.K. pension plan, excluding the GIMA joint venture.
(2)    These amounts represented 50% of GIMA’s unrecognized net actuarial losses and unrecognized prior service cost associated with its pension plan.

    The Company’s defined benefit pension obligation has been reflected on the manner in which its defined benefit plans are being administered or expected to be administered in the future. The obligation and resulting liability or asset is calculated employing both actuarial and legal assumptions. These assumptions include, but are not limited to, future inflation, the return on pension assets, discount rates, life expectancy and potential salary increases. There are also assumptions related to the manner in which individual benefit plan benefits are calculated, some of which are legal in nature and include, but are not limited to, member eligibility, years of service, and the uniformity of both guaranteed minimum pension benefits and member normal retirement ages for men and women. Some of these assumptions also are subject to the outcome of certain legal cases, which are currently unknown. In the event that any of these assumptions or the administration approach are proven to be different from the Company’s current interpretations and approach, there could be material increases or decreases in the Company’s defined benefit pension obligation and related amounts such as prior service cost and actuarial gains and losses, as well as the related amount and timing of future contributions to be paid by the Company. As previously mentioned, during 2022, the Company updated its estimate of current assumptions, interpretations and approach affecting the Company’s defined benefit pension obligations related to certain defined benefit plans and recorded a revision of its estimate of prior service cost of approximately $25.5 million.

    The weighted average assumptions used to determine the benefit obligation for the Company’s defined benefit pension plans and ENPP as of December 31, 2022 and 2021 are as follows:

	2022	2021
All plans:
Weighted average discount rate	4.9%	1.9%
Rate of increase in future compensation	1.75%-5.0%	1.50%-5.0%
U.S.-based plans:
Weighted average discount rate	5.70%	3.05%
Rate of increase in future compensation(1)	5.00%	5.00%
____________________________________
(1)    Applicable for U.S. unfunded, nonqualified plan.

    The weighted average discount rate used to determine the benefit obligation for the Company’s postretirement benefit plans for the years ended December 31, 2022 and 2021 was 6.6% and 4.1%, respectively.

    For the years ended December 31, 2022, 2021 and 2020, the Company used a globally consistent methodology to set the discount rate in the countries where its largest benefit obligations exist. In the United States, the United Kingdom and the Euro Zone, the Company constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of the Company’s benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the portfolio is constructed is consistent. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, in which high-quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy the Company’s U.S. pension plans’ projected benefit payments. In the United Kingdom and the Euro Zone, the discount rate is derived using a “yield curve approach,” in which an individual spot rate, or zero coupon bond yield, for each future annual period is developed to discount each future benefit payment and, thereby, determine the present value of all future payments. The Company uses a spot yield curve to determine the discount rate applicable in the United Kingdom to measure the U.K. pension plan’s service

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

cost and interest cost. Under the settlement and yield curve approaches, the discount rate is set to equal the single discount rate that produces the same present value of all future payments.

    For measuring the expected U.S. postretirement benefit obligation at December 31, 2022, the Company assumed a 8.0% health care cost trend rate for 2023 decreasing to 5.0% by 2035. For measuring the expected U.S. postretirement benefit obligation at December 31, 2021, the Company assumed a 6.8% health care cost trend rate for 2022 decreasing to 5.0% by 2029. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2022, the Company assumed a 10.23% health care cost trend rate for 2023, decreasing to 4.54% by 2033. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2021, the Company assumed a 9.96% health care cost trend rate for 2022, decreasing to 4.28% by 2033.

    The Company currently estimates its minimum contributions and benefit payments to its U.S.-based underfunded defined benefit pension plans and unfunded ENPP for 2023 will aggregate approximately $4.8 million. The Company currently estimates its minimum contributions for underfunded plans and benefit payments for unfunded plans for 2023 to its non-U.S.-based defined benefit pension plans will aggregate approximately $29.8 million, of which approximately $19.4 million relates to its U.K. pension plan. The Company currently estimates its benefit payments for 2023 to its U.S.-based postretirement health care and life insurance benefit plans will aggregate approximately $1.6 million and its benefit payments for 2023 to its Brazilian postretirement health care benefit plans will aggregate less than $0.1 million.

    During 2022, approximately $49.0 million of benefit payments were made related to the Company’s defined benefit pension plans and ENPP. At December 31, 2022, the aggregate expected benefit payments for the Company’s defined benefit pension plans and ENPP are as follows (in millions):

2023	$47.4
2024	47.6
2025	48.3
2026	48.2
2027	49.0
2028 through 2032	260.3
$500.8

    During 2022, approximately $1.7 million of benefit payments were made related to the Company’s U.S. and Brazilian postretirement benefit plans. At December 31, 2022, the aggregate expected benefit payments for the Company’s U.S. and Brazilian postretirement benefit plans are as follows (in millions):

2023	$1.7
2024	1.7
2025	1.7
2026	1.8
2027	1.8
2028 through 2032	8.6
$17.3

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investment Strategy and Concentration of Risk

    The weighted average asset allocation of the Company’s U.S. pension benefit plans as of December 31, 2022 and 2021 are as follows:

Asset Category	2022	2021
Equity securities	10%	14%
Fixed income securities	79%	75%
Other investments	11%	11%
Total	100%	100%

    The weighted average asset allocation of the Company’s non-U.S. pension benefit plans as of December 31, 2022 and 2021 are as follows:

Asset Category	2022	2021
Equity securities	11%	14%
Fixed income securities	80%	80%
Other investments	9%	6%
Total	100%	100%

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The fair value of the Company’s pension assets as of December 31, 2022 is as follows (in millions):

	Total	Level 1	Level 2	Level 3
Equity securities:
Global equities	$50.1	$8.7	$41.4	$—
U.S. large cap equities	2.9	2.9	—	—
Total equity securities	53.0	11.6	41.4	—
Fixed income:
Aggregate fixed income	394.1	394.1	—	—
Total fixed income share(1)	394.1	394.1	—	—
Alternative investments:
Private equity fund	2.4	—	—	2.4
Hedge funds measured at net asset value(4)	32.2	—	—	—
Total alternative investments(2)	34.6	—	—	2.4
Miscellaneous funds(3)	37.8	—	—	37.8
Cash and equivalents measured at net asset value(4)	9.2	—	—	—
Total assets	$528.7	$405.7	$41.4	$40.2
______________________________________
(1)    57% of “fixed income” securities are in government treasuries; 21% are in foreign securities; 14% are in investment-grade corporate bonds; 7% are in high-yield securities; and 1% are in other various fixed income securities.
(2)    51% of “alternative investments” are in relative value funds; 23% are in long-short equity funds; 11% are in event-driven funds; 9% are in credit funds; and 6% are distributed in hedged and non-hedged funds.
(3)    “Miscellaneous funds” is comprised of insurance contracts in Finland, Norway and Switzerland.
(4)    Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

    The following is a reconciliation of Level 3 assets as of December 31, 2022 (in millions):

	Total	Alternative Investments	Miscellaneous Funds
Beginning balance as of December 31, 2021	$43.7	$3.5	$40.2
Actual return on plan assets:
(a) Relating to assets still held at reporting date	(0.9)	(1.1)	0.2
Purchases, sales and /or settlements	(0.2)	—	(0.2)
Foreign currency exchange rate changes	(2.4)	—	(2.4)
Ending balance as of December 31, 2022	$40.2	$2.4	$37.8

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The fair value of the Company’s pension assets as of December 31, 2021 is as follows (in millions):

	Total	Level 1	Level 2	Level 3
Equity securities:
Global equities	$102.5	$18.2	$84.3	$—
U.S. large cap equities	5.6	5.6	—	—
Total equity securities	108.1	23.8	84.3	—
Fixed income:
Aggregate fixed income	615.9	615.9	—	—
Total fixed income share(1)	615.9	615.9	—	—
Alternative investments:
Private equity fund	3.5	—	—	3.5
Hedge funds measured at net asset value(4)	41.7	—	—	—
Total alternative investments(2)	45.2	—	—	3.5
Miscellaneous funds(3)	40.2	—	—	40.2
Cash and equivalents measured at net asset value(4)	6.2	—	—	—
Total assets	$815.6	$639.7	$84.3	$43.7
______________________________________
(1)    50% of “fixed income” securities are in government treasuries; 20% are in foreign securities; 13% are in investment-grade corporate bonds; 8% are in high-yield securities; 6% are in other various fixed income securities and 3% are in asset-backed and mortgage-backed securities.
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

	U.S. Pension Plans	Non-U.S. Pension Plans(1)
Overall investment strategies:(2)
Assets for the near-term benefit payments	80.0%	92.5%
Assets for longer-term growth	20.0%	7.5%
Total	100.0%	100.0%

Target allocations:
Equity securities	17.0%	12.5%
Fixed income securities	75.0%	82.5%
Alternative investments	3.0%	5.0%
Cash and cash equivalents	5.0%	—%
Total	100.0%	100.0%
_______________________________________
(1)    The majority of the Company’s non-U.S. pension fund investments are related to the Company’s pension plan in the United Kingdom.
(2)    The overall U.S. and non-U.S. pension funds invest in a broad diversification of asset types.

    The Company has noted that over very long periods, this mix of investments would achieve an average return on its U.S.-based pension plans of approximately 6.3%. In arriving at the choice of an expected return assumption of 5.75% for its U.S. plans for the year ended December 31, 2023, the Company has tempered this historical indicator with lower expectations for returns and changes to investments in the future as well as the administrative costs of the plans. The Company has noted that over very long periods, this mix of investments would achieve an average return on its non-U.S. based pension plans of approximately 6.0%. In arriving at the choice of an expected return assumption of 5.75% for its U.K.-based plans for the year ended December 31, 2023, the Company has tempered this historical indicator with lower expectations for returns and changes to investments in the future as well as the administrative costs of the plans.

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

    The Company maintains separate defined contribution plans covering certain employees and executives, primarily in the United States, the United Kingdom and Brazil. Under the plans, the Company contributes a specified percentage of each eligible employee’s compensation. The Company contributed approximately $17.9 million, $16.9 million and $15.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.    Stockholders’ Equity

Common Stock

    At December 31, 2022, the Company had 150,000,000 authorized shares of common stock with a par value of $0.01 per share, with approximately 74,600,815 shares of common stock outstanding and approximately 3,780,349 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “Plan”) (See Note 10).

Share Repurchase Program

    In August and November 2021, the Company entered into two accelerated share repurchase (“ASR”) agreements with financial institutions to repurchase an aggregate of $135.0 million of shares of its common stock. The Company received approximately 952,204 shares associated with these transactions as of December 31, 2021. On January 19, 2022, the Company received additional 113,824 shares upon final settlement of its November 2021 ASR agreement. In February and March 2020, the Company entered into two ASR agreements with financial institutions to repurchase an aggregate of $55.0 million of shares of its common stock. The Company received approximately 970,141 shares in these transactions as of December 31, 2020. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within our Consolidated Balance Sheets.

    During 2022, the Company did not purchase any shares directly or enter into any accelerated share repurchase agreements. As of December 31, 2022, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $110.0 million, which has no expiration date.

Dividends

    The Company’s Board of Directors has declared and the Company has paid cash dividends per common share during the following years:

	2022(1)	2021(2)(3)	2020(3)
Dividends declared and paid per common share	$5.40	$4.74	$0.63
____________________________________
(1)    On April 28, 2022, the Company’s Board of Directors approved a quarterly dividend of $0.24 per common share outstanding commencing in the second quarter of 2022. The Company’s Board of Directors declared and the Company has paid quarterly cash dividends of $0.24 per common share beginning in the second quarter of 2022, from $0.20 per common share in the first quarter of 2022. In addition, the Company's Board of Directors also declared and the Company paid a special variable dividend of $4.50 per common share during 2022 totaling approximately $335.7 million.
(2)    The Company’s Board of Directors declared and the Company has paid quarterly cash dividends of $0.20 per common share beginning in the second quarter of 2021, from $0.16 per common share in the first quarter of 2021. In addition, the Company’s Board of Directors also declared and the Company paid a special variable dividend of $4.00 per common share during 2021 totaling approximately $301.5 million.
(3)    The Company’s Board of Directors declared and the Company has paid quarterly cash dividends of $0.16 per common share, beginning in the second quarter of 2019 through the first quarter of 2021, from $0.15 per common share in the first quarter of 2019.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss

    The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the years ended December 31, 2022 and 2021 (in millions):

	Defined Benefit Pension Plans	Cumulative Translation Adjustment	Deferred Net (Losses) Gains on Derivatives	Total
Accumulated other comprehensive loss, December 31, 2020	$(313.3)	$(1,495)	$(2.5)	$(1,810.8)
Other comprehensive income (loss) before reclassifications	70.0	(45.1)	5.1	30.0
Net losses (gains) reclassified from accumulated other comprehensive loss	12.9	—	(3.0)	9.9
Other comprehensive income (loss), net of reclassification adjustments	82.9	(45.1)	2.1	39.9
Accumulated other comprehensive loss, December 31, 2021	(230.4)	(1,540.1)	(0.4)	(1,770.9)
Other comprehensive loss before reclassifications	(7.2)	(30.9)	(14.6)	(52.7)
Net losses reclassified from accumulated other comprehensive loss	6.4	—	14.1	20.5
Other comprehensive loss, net of reclassification adjustments	(0.8)	(30.9)	(0.5)	(32.2)
Accumulated other comprehensive loss, December 31, 2022	$(231.2)	$(1,571.0)	$(0.9)	$(1,803.1)

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the years ended December 31, 2022 and 2021 (in millions):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Consolidated Statements of Operations
	Year ended December 31, 2022(1)	Year ended December 31, 2021(1)
Derivatives:
Net losses on foreign currency contracts	$14.5	$11.4	Cost of goods sold
Net losses (gains) on commodity contracts	4.7	(17.2)	Cost of goods sold
Reclassification before tax	19.2	(5.8)
	(5.1)	2.8	Income tax provision
Reclassification net of tax	$14.1	$(3.0)

Defined benefit pension plans:
Amortization of net actuarial losses	$8.7	$16.6	Other expense, net(2)
Amortization of prior service cost	0.2	0.8	Other expense, net(2)
Reclassification before tax	8.9	17.4
	(2.5)	(4.5)	Income tax provision
Reclassification net of tax	$6.4	$12.9

Net losses reclassified from accumulated other comprehensive loss	$20.5	$9.9
____________________________________
(1)    Losses (gains) included within the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, respectively.
(2)    These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 8 to the Company’s Consolidated Financial Statements.

10.    Stock Incentive Plan

    Under the Plan, up to 10,000,000 shares of AGCO’s common stock may be issued. As of December 31, 2022, of the 10,000,000 shares reserved for issuance under the Plan, approximately 3,780,349 shares remained available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Long-Term Incentive Plan and Related Performance Awards

    The Company’s primary long-term incentive plan is a performance share plan that provides for awards of shares of the Company’s common stock based on achieving financial targets, such as targets for return on invested capital, operating margins, return on net assets and revenue growth, as determined by the Company’s Board of Directors. Performance periods for the Company’s primary long-term incentive plan are consecutive and overlapping three-year cycles, and performance targets are set at the beginning of each cycle. The primary long-term incentive plan provides for participants to earn 16.5% to 200% of the target awards depending on the actual performance achieved, with no shares earned if performance is below the established minimum target. Awards earned under the Plan are paid in shares of common stock at the end of each three-year performance period. The percentage level achievement is determined annually or over the three-year cycle in aggregate, with the ultimate award that is earned determined based upon the average of the three annual percentages. The 2022 grant of performance award shares is subject to a total shareholder return modifier. The compensation expense associated with these awards is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    During 2022, the Company granted 320,120 performance awards if the Company were to achieve its maximum levels of performance related to varying performance periods. Compensation expense recorded during 2022, 2021 and 2020 with respect to awards granted was based upon the fair value as of the grant date. For the 2022 and 2021 awards that included a market condition, the Company measured the fair value using a Monte Carlo simulation. The weighted average grant-date fair value of performance awards granted under the Plan during 2022, 2021 and 2020 was as follows:

	Years Ended December 31,
	2022	2021	2020
Weighted average grant-date fair value	$119.35	$123.33	$70.84

    Performance award transactions during 2022 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

	Performance awards	Weighted-Average Grant Date Fair Value
Shares awarded but not earned at January 1	514,714	$97.72
Shares awarded	320,120	119.35
Shares forfeited	(34,324)	108.99
Shares vested or earned	(256,606)	73.96
Shares awarded but not earned at December 31	543,904	$120.94

    Based on the level of performance achieved as of December 31, 2022, 289,513 shares were earned under the related performance period, including 53,681 shares vested as of December 31, 2021 related to certain retirees and other individuals. 183,431 shares were issued in February 2023, net of 106,082 shares that were withheld for taxes related to the earned awards. The Plan allows for the participant to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state and employment taxes which would be payable at the time of grant. In addition, assuming the maximum target levels of performance achieved, there were 13,560 shares earned as of December 31, 2022 related to certain retirees and other individuals that will be issued at the end of the relevant performance periods based on the ultimate level of performance achieved with respect to those periods.

    As of December 31, 2022, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was approximately $30.9 million, and the weighted average period over which it is expected to be recognized is approximately two years. This estimate is based on the current projected levels of performance of outstanding awards. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

Restricted Stock Units

    Restricted stock unit (“RSU”) awards granted under Plan do not entitle recipients to vote or receive dividends during the vesting period and will be forfeited in the event of the recipient’s termination of employment, except for certain circumstances such as retirement, death or disability. The fair value of restricted stock and restricted stock units is the closing market price per share of the Company’s stock on the grant date less the present value of the expected dividends not received during the vesting period.

    The weighted average grant-date fair value of the RSUs granted under the Plan during 2022, 2021 and 2020 was as follows:

	Years Ended December 31,
	2022	2021	2020
Weighted average grant-date fair value	$109.09	$113.91	$70.83

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    During the year ended December 31, 2022, the Company granted 133,546 RSU awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. The 2020 grant of RSUs to certain executives has a three-year cliff vesting requirement subject to adjustment based on a margin improvement metric relative to the Company’s defined peer group. The compensation expense associated with all RSU awards is being amortized ratably over the requisite service period for the awards that are expected to vest. RSU transactions during the year ended December 31, 2022 were as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Shares awarded but not vested at January 1	159,228	$93.13
Shares awarded	133,546	109.09
Shares forfeited	(9,320)	107.53
Shares vested	(70,256)	86.71
Shares awarded but not vested at December 31	213,198	$104.62

    A majority of the 70,256 shares vested with respect to RSU awards during 2022 were issued in January 2022. 4,380 shares vested during 2022 related to certain retirees. During January 2023, 53,637 RSUs shares were issued, net of 31,458 shares that were withheld for taxes. 22,451 RSUs 2020 remain to be issued as they are subject to adjustment based on a total margin improvement metric relative to the Company’s defined peers. The Plan allows for the participant to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state and employment taxes which would be payable at the time of grant. As of December 31, 2022, the total compensation cost related to the unvested RSUs not yet recognized was approximately $13.0 million, and the weighted average period over which it is expected to be recognized is approximately one and one-half years.

2023 Awards

    On January 30, 2023, the Company granted 140,042 performance award shares (subject to the Company achieving future target levels of performance) and 100,955 RSUs under the Plan. The 2023 grant of performance award shares is subject to a total shareholder return modifier.

Stock-settled Appreciation Rights

    Certain executives and key managers were eligible to receive grants of SSARs through the year ended December 31, 2020. The Company did not grant any SSARs since the year ended December 31, 2020 and does not currently anticipate granting any SSARs in the future. The Company recorded stock compensation expense of approximately $0.5 million, $0.8 million and $1.9 million associated with SSAR awards during 2022, 2021 and 2020, respectively. The compensation expense associated with these awards is being amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option pricing model.

    The total fair value of SSARs vested during 2022 was approximately $0.7 million. There were 57,300 SSARs that were not vested and 144,984 SSARs outstanding as of December 31, 2022. The total intrinsic value of outstanding and exercisable SSARs as of December 31, 2022 was $10.1 million and $6.2 million, respectively. The total intrinsic value of SSARs exercised during 2022 was approximately $2.8 million.

Excess Tax Benefit

    The excess tax benefit realized for tax deductions in the United States related to the exercise of SSARs, vesting of RSU awards and vesting of performance awards under the Plan was approximately $1.9 million for the year ended December 31, 2022. The excess tax benefit realized for tax deductions in the United States related to the exercise of SSARs, vesting of RSU awards and vesting of performance awards under the Plan was approximately $3.3 million for the year ended December 31, 2021. The excess tax benefit realized for tax deductions in the United States related to the exercise of SSARs, vesting of RSU awards and vesting of performance awards under the Plan was approximately $2.5 million for the year

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ended December 31, 2020. The Company realized an insignificant tax benefit from the exercise of SSARs, vesting of performance awards and vesting of RSU awards in certain foreign jurisdictions during the years ended December 31, 2022, 2021 and 2020.

Director Restricted Stock Grants

    Pursuant to the Plan, all non-employee directors receive annual restricted stock grants of the Company’s common stock. All restricted stock grants made to the Company’s directors are restricted as to transferability for a period of one year. In the event a director departs from the Company’s Board of Directors, the non-transferability period expires immediately. The plan allows each director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes that would be payable at the time of grant. The 2022 grant was made on April 28, 2022 and equated to 11,664 shares of common stock, of which 10,301 shares of common stock were issued, after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.5 million during 2022 associated with these grants.

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

    The Company uses floating rate and fixed rate debt to finance its operations. The floating rate debt obligations expose the Company to variability in interest payments due to changes in the EURIBOR, SOFR or other applicable benchmark interest rates. The Company believes it is prudent to limit the variability of a portion of its interest payments, and to meet that objective, the Company periodically enters into interest rate swaps to manage the interest rate risk associated with the Company’s borrowings. The Company designates interest rate contracts used to convert the interest rate exposure on a portion of the Company’s debt portfolio from a floating rate to a fixed rate as cash flow hedges, while those contracts converting the Company’s interest rate exposure from a fixed rate to a floating rate are designated as fair value hedges.

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

    During 2022, 2021 and 2020, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was $364.8 million as of December 31, 2022. The Company did not have any derivatives that were designated as cash flow hedges related to foreign currency contracts as of December 31, 2021.

Steel Commodity Contracts

    In December 2020, the Company designated certain steel commodity contracts as cash flow hedges of expected future purchases of steel. The total notional value of derivatives that were designated as cash flow hedges was approximately $0.9 million and $31.9 million as of December 31, 2022 and 2021, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table summarizes the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and net income during 2022, 2021 and 2020 (in millions):

		Recognized in Net Income
	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Consolidated Statements of Operations Containing Hedge Gains (Losses)
2022
Foreign currency contracts(1)	$(11.1)	Cost of goods sold	$(10.6)	$9,650.1
Commodity contracts(2)	(3.5)	Cost of goods sold	(3.5)	$9,650.1
Total	$(14.6)		$(14.1)
2021
Foreign currency contracts	$(7.4)	Cost of goods sold	$(10.2)	$8,566.0
Commodity contracts	12.5	Cost of goods sold	13.2	$8,566.0
Total	$5.1		$3.0
2020
Foreign currency contracts	$4.6	Cost of goods sold	$6.3	$7,092.2
Commodity contracts	0.5	Cost of goods sold	—	7,092.2
Total	$5.1		$6.3
____________________________________
(1) The outstanding contracts as of December 31, 2022 range in maturity through December 2023.
(2) The outstanding contracts as of December 31, 2022 range in maturity through April 2023.

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the years ended December 31, 2022, 2021 and 2020 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2019	$(1.5)	$(0.2)	$(1.3)
Net changes in fair value of derivatives	4.9	(0.2)	5.1
Net gains reclassified from accumulated other comprehensive loss into income	(6.4)	(0.1)	(6.3)
Accumulated derivative net losses as of December 31, 2020	$(3.0)	$(0.5)	$(2.5)
Net changes in fair value of derivatives	8.3	3.2	5.1
Net gains reclassified from accumulated other comprehensive loss into income	(5.8)	(2.8)	(3.0)
Accumulated derivative net losses as of December 31, 2021	$(0.5)	$(0.1)	$(0.4)
Net changes in fair value of derivatives	(19.7)	(5.1)	(14.6)
Net losses reclassified from accumulated other comprehensive loss into income	19.2	5.1	14.1
Accumulated derivative net losses as of December 31, 2022(1)	$(1.0)	$(0.1)	$(0.9)
____________________________________
(1) As of December 31, 2022, approximately $0.6 million and $0.4 million of derivative realized net losses, before taxes, remain in accumulated other comprehensive loss related to foreign currency contracts and commodity contracts, respectively, associated with inventory that had not yet been sold.

Net Investment Hedges

    The Company uses non-derivative and derivative instruments, to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates. For instruments that are designated as hedges of net investments in

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

    On January 29, 2021, the Company entered into a new cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap has an expiration date of January 29, 2028. At maturity of the cross currency swap contract, the Company will deliver the notional amount of approximately €247.9 million (or approximately $265.1 million as of December 31, 2022) and will receive $300.0 million from the counterparties. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swap.

    The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	December 31, 2022	December 31, 2021
Cross currency swap contract	$300.0	$300.0

    The following table summarizes the after-tax impact of changes in the fair value of the instrument designated as a net investment hedge (in millions):

	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Years Ended
Foreign currency denominated debt:	Before-Tax Amount	Income Tax	After-Tax Amount
December 31, 2022	$—	$—	$—
December 31, 2021	—	—	—
December 31, 2020	1.7	—	1.7

Cross currency swap contract:
December 31, 2022	20.5	5.3	15.2
December 31, 2021	11.0	3.2	7.8
December 31, 2020	(25.5)	—	(25.5)

Derivative Transactions Not Designated as Hedging Instruments

    During 2022, 2021 and 2020, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of December 31, 2022 and 2021, the Company had outstanding foreign currency contracts with a notional amount of approximately $3,654.0 million and $3,681.9 million, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table summarizes the results on net income of derivatives not designated as hedging instruments (in millions):

		For the Years Ended
	Classification of Gain (Loss)	December 31, 2022	December 31, 2021	December 31, 2020
Foreign currency contracts	Other expense, net	$(38.2)	$54.8	$3.7

    The table below sets forth the fair value of derivative instruments as of December 31, 2022 (in millions):

	Asset Derivatives as of December 31, 2022		Liability Derivatives as of December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.3	Other current liabilities	$1.3
Commodity contracts	Other current assets	—	Other current liabilities	—
Cross currency swap contract	Other noncurrent assets	33.0	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts (1)	Other current assets	6.6	Other current liabilities	39.1
Total derivative instruments		$40.9		$40.4
____________________________________
(1) The outstanding contracts as of December 31, 2022 range in maturity through March 2023.
    The table below sets forth the fair value of derivative instruments as of December 31, 2021 (in millions):

	Asset Derivatives as of December 31, 2021		Liability Derivatives as of December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Other current liabilities	$—
Commodity contracts	Other current assets	0.2	Other current liabilities	2.0
Cross currency swap contract	Other noncurrent assets	12.5	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	15.1	Other current liabilities	5.1
Total derivative instruments		$27.8		$7.1

12.    Commitments and Contingencies

    The future payments required under the Company’s significant commitments, excluding indebtedness, as of December 31, 2022 are as follows (in millions):

    Interest payments on indebtedness – The Company expects to make interest payments of approximately $35.4 million during the year ended December 31, 2023 related to indebtedness outstanding as of December 31, 2022. Indebtedness amounts reflect the principal amount of the Company’s senior term loan, senior notes, credit facility and certain short-term borrowings, gross of any debt issuance costs. The projected amount of interest payments includes assumptions regarding the future fluctuations in interest rates, as well as borrowings under the Company’s revolving credit facility and other variable debt instruments. Refer to Note 7 of the Consolidated Financial Statements for additional information regarding indebtedness. In

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

addition, the Company expects to pay approximately $125.7 million of discounts on the sales of receivables related to the Company’s finance joint ventures. The projected amount of discounts paid includes significant assumptions regarding future amounts of receivables sold to the Company’s finance joint ventures as well as future fluctuations in interest rates.

    Unconditional purchase obligations – As of December 31, 2022, the Company had approximately $209.2 million of outstanding purchase obligations payable during the year ended December 31, 2023. Unconditional purchase obligations generally do not vary materially year to year.

    Other short-term and long-term obligations – As of December 31, 2022, the Company had approximately $10.4 million of income tax liabilities related to uncertain income tax provisions connected with ongoing income tax audits in various jurisdictions that it expects to pay or settle within the next 12 months. These liabilities and related income tax audits are subject to statutory expiration. Additionally, the Company had approximately $36.3 million of estimated future minimum contribution requirements under its U.S. and non-U.S. defined benefit pension and postretirement plans due during the year ended December 31, 2023. Refer to Notes 6 and 8 of the Consolidated Financial Statements for additional information regarding the Company’s uncertain tax positions and pension and postretirement plans, respectively. These obligations comprise a majority of the Company’s other short-term and long-term obligations.

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

    At December 31, 2022, the Company has outstanding guarantees of indebtedness owed to related and third parties of approximately $29.2 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2028. Losses under such guarantees historically have been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid. The Company also guarantees indebtedness owed to certain of its finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant and the guarantees are not material. The Company believes the credit risk associated with these guarantees is not material.

    In addition, at December 31, 2022, the Company had accrued approximately $18.6 million of outstanding guarantees of minimum residual values that may be owed to its finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantee is approximately $191.3 million.

Other

    At December 31, 2022, the Company had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $4,318.8 million. The outstanding contracts as of December 31, 2022 range in maturity through March 2023. The Company also had outstanding designated steel commodity contracts with a gross notional amount of approximately $0.9 million that range in maturity through April 2023 (see Note 11).

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

Contingencies

    In 2008 and 2012, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2022, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $24.9 million). The amount ultimately in dispute will be significantly greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

    On January 12, 2023, the Brazilian government issued a “Litigation Zero” tax amnesty program, whereby cases being disputed at the administrative court level of review for a period of more than ten years can be considered for amnesty. If companies choose to enroll in the amnesty program, it would not be considered an admission of guilt with respect to outstanding cases. The Company is considering whether or not to apply to enroll in the program by March 2023. The ultimate outcome of the Company’s consideration with respect to its participation in the amnesty program cannot currently be determined.

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

    The Company periodically enters into foreign currency, commodity and interest rate swap contracts. The fair values of the Company’s derivative instruments are determined using discounted cash flow valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these discounted cash flow valuation models for derivative instruments include the applicable exchange rates, forward rates or interest rates. Such models used for option contracts also use implied volatility. See Note 11 for a discussion of the Company’s derivative instruments and hedging activities.

    Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 are summarized below (in millions):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$40.9	$—	$40.9
Derivative liabilities	—	40.4	—	40.4

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$27.8	$—	$27.8
Derivative liabilities	—	7.1	—	7.1

    Cash and cash equivalents, accounts and notes receivable, net and accounts payable are valued at their carrying amounts in the Company’s Consolidated Balance Sheets, due to the immediate or short-term maturity of these financial instruments.

    The carrying amounts of long-term debt under the Company’s 1.002% senior term loan due 2025 and senior term loans due between 2023 and 2028 approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At December 31, 2022, the estimated fair value of the Company’s 0.800% senior notes due 2028, based on listed market values, was approximately €490.7 million (or approximately $524.6 million as of December 31, 2022), compared to the carrying value of €600.0 million (or approximately $641.5 million as of December 31, 2022). See Note 7 for additional information on the Company’s long-term debt.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.    Related Party Transactions

    Rabobank, a financial institution based in the Netherlands, is a 51% owner in the Company’s finance joint ventures, which are located in the United States, Canada, Europe, Brazil, Argentina and Australia. Rabobank is also the principal agent and participant in the Company’s revolving credit facility (see Note 7). The majority of the assets of the Company’s finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. During 2022 and 2021, the Company did not make additional investments in its finance joint ventures. During 2020, the Company made a total of approximately $1.9 million of additional investments in its finance joint venture in the Netherlands. During 2022, the Company received approximately $27.0 million dividends from certain of its finance joint ventures. During 2021, the Company received approximately $84.4 million dividends from certain of its finance joint ventures. During 2020, the Company did not receive dividends from its finance joint ventures.

    The Company’s finance joint ventures provide retail financing and wholesale financing to its dealers. The terms of the financing arrangements offered to the Company’s dealers are similar to arrangements the finance joint ventures provide to unaffiliated third parties. In addition, the Company transfers, on an ongoing basis, a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures (see Note 4). The Company maintains a remarketing agreement with its U.S. finance joint venture and has outstanding guarantees of minimum residual values that may be owed to its finance joint ventures in the U.S. and Canada upon the expiration of certain eligible operating leases and also has guarantees with its other finance joint ventures which were not material (see Note 12). In addition, as part of sales incentives provided to end users, the Company may from time to time subsidize interest rates of retail financing provided by its finance joint ventures. The cost of those programs is recognized at the time of sale to the Company’s dealers (see Note 1).

    The Company has a minority equity interest in Tractors and Farm Equipment Limited (“TAFE”), which manufactures and sells Massey Ferguson-branded equipment primarily in India, and also supplies tractors and components to the Company for sale in other markets. On October 15, 2020, TAFE repurchased 461,000 shares of its common stock from the Company for approximately $33.9 million, resulting in an approximate remaining 20.7% ownership interest. Mallika Srinivasan, who is the Chairman and Managing Director of TAFE, is currently a member of the Company’s Board of Directors. As of December 31, 2022, TAFE beneficially owned 12,150,152 shares of the Company’s common stock, not including shares of the Company’s common stock received by Ms. Srinivasan for service as a director. The Company and TAFE are parties to an agreement pursuant to which, among other things, TAFE has agreed not to purchase in excess of 12,150,152 shares of the Company’s common stock, subject to certain adjustments, and the Company has agreed to annually nominate a TAFE representative to its Board of Directors. During 2022, 2021 and 2020, the Company purchased approximately $148.7 million, $137.6 million and $78.9 million, respectively, of tractors and components from TAFE. During 2022, 2021 and 2020, the Company sold approximately $1.2 million, $1.4 million and $1.3 million, respectively, of parts to TAFE. The Company received dividends from TAFE of approximately $2.1 million, $2.0 million and $1.8 million during 2022, 2021 and 2020, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.    Segment Reporting

    The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are generally charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the years ended December 31, 2022, 2021 and 2020 based on the Company’s reportable segments are as follows (in millions):

Years Ended December 31,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
2022
Net sales	$3,175.1	$2,121.6	$6,447.3	$907.4	$12,651.4
Income from operations	278.8	373.9	784.1	116.9	1,553.7
Depreciation	60.5	29.4	104.7	14.9	209.5
Assets	1,790.3	1,259.8	2,475.6	650.5	6,176.2
Capital expenditures	119.6	54.4	207.4	6.9	388.3
2021
Net sales	$2,659.2	$1,307.7	$6,221.7	$949.7	$11,138.3
Income from operations	238.1	132.2	755.4	113.9	1,239.6
Depreciation	60.8	26.5	116.5	16.9	220.7
Assets	1,328.1	922.7	2,348.7	610.6	5,210.1
Capital expenditures	41.2	32.5	184.6	11.5	269.8
2020
Net sales	$2,175.0	$873.8	$5,366.9	$734.0	$9,149.7
Income from operations	193.7	29.3	585.3	62.1	870.4
Depreciation	61.3	25.8	110.5	14.9	212.5
Assets	1,051.9	687.6	2,238.7	536.2	4,514.4
Capital expenditures	42.2	18.8	201.8	7.1	269.9

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	2022	2021	2020
Segment income from operations	$1,553.7	$1,239.6	$870.4
Corporate expenses	(153.4)	(135.2)	(134.7)
Amortization of intangibles	(60.1)	(61.1)	(59.5)
Stock compensation expense	(32.7)	(26.6)	(36.8)
Impairment charges	(36.0)	—	(20.0)
Restructuring expenses	(6.1)	(15.3)	(19.7)
Consolidated income from operations	$1,265.4	$1,001.4	$599.7

Segment assets	$6,176.2	$5,210.1	$4,514.4
Cash and cash equivalents	789.5	889.1	1,119.1
Investments in affiliates	436.9	413.5	442.7
Deferred tax assets, other current and noncurrent assets	1,025.9	996.4	665.9
Intangible assets, net	364.4	392.2	455.6
Goodwill	1,310.8	1,280.8	1,306.5
Consolidated total assets	$10,103.7	$9,182.1	$8,504.2

    Property, plant and equipment, right-of-use lease assets and amortizable intangible assets by country as of December 31, 2022 and 2021 was as follows (in millions):

	2022	2021
United States	$571.0	$499.1
Germany	475.8	446.7
Brazil	206.0	144.9
Finland	192.6	189.5
France	125.8	133.2
Italy	102.7	112.7
China	77.5	91.6
Denmark	71.4	84.7
Other	211.9	222.0
	$2,034.7	$1,924.4

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

    Significant changes in the balance of contract liabilities for the years ended December 31, 2022 and 2021 were as follows (in millions):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Balance at beginning of period	$226.2	$172.0
Advance consideration received	193.8	227.8
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(82.0)	(64.0)
Revenue recognized during the period related to grain storage and protein production systems	(85.2)	(103.5)
Foreign currency translation	(13.8)	(6.1)
Balance as of December 31	$239.0	$226.2

    The contract liabilities are classified as either “Other current liabilities” and “Other noncurrent liabilities” or “Accrued expenses” in the Company’s Consolidated Balance Sheets. In 2022, the Company recognized approximately $115.6 million of revenue that was recorded as a contract liability at the beginning of 2022. In 2021, the Company recognized approximately $80.7 million of revenue that was recorded as a contract liability at the beginning of 2021.

Remaining Performance Obligations

    The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2022 are $83.7 million in 2023, $68.2 million in 2024, $38.5 million in 2025, $19.1 million in 2026 and $8.9 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Disaggregated Revenue

    Net sales for the year ended December 31, 2022 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America(1)	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated(1)
Primary geographical markets:
United States	$2,546.9	$—	$—	$—	$2,546.9
Canada	490.2	—	—	—	490.2
Germany	—	—	1,394.9	—	1,394.9
France	—	—	1,220.1	—	1,220.1
United Kingdom and Ireland	—	—	664.1	—	664.1
Finland and Scandinavia	—	—	838.8	—	838.8
Italy	—	—	421.7	—	421.7
Other Europe	—	—	1,691.5	—	1,691.5
Brazil	—	1,748.8	—	—	1,748.8
Other South America	—	358.0	—	—	358.0
Middle East and Algeria	—	—	216.2	—	216.2
Africa	—	—	—	157.0	157.0
Asia	—	—	—	384.2	384.2
Australia and New Zealand	—	—	—	366.2	366.2
Mexico, Central America and Caribbean	138.0	14.9	—	—	152.9
	$3,175.1	$2,121.6	$6,447.3	$907.4	$12,651.4

Major products:
Tractors	$1,191.1	$1,147.2	$4,607.2	$478.6	$7,424.1
Replacement parts	405.6	154.5	1,021.5	105.6	1,687.2
Grain storage and protein production systems	585.9	188.3	172.3	155.4	1,101.9
Combines, application equipment and other machinery	992.5	631.7	646.3	167.8	2,438.3
	$3,175.1	$2,121.6	$6,447.3	$907.4	$12,651.4

____________________________________
(1) Rounding may impact the summation of amounts.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Net sales for the year ended December 31, 2021 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
Primary geographical markets:
United States	$2,116.2	$—	$—	$—	$2,116.2
Canada	436.7	—	—	—	436.7
Germany	—	—	1,332.0	—	1,332.0
France	—	—	1,129.1	—	1,129.1
United Kingdom and Ireland	—	—	635.3	—	635.3
Finland and Scandinavia	—	—	836.3	—	836.3
Italy	—	—	451.6	—	451.6
Other Europe	—	—	1,653.0	—	1,653.0
Brazil	—	1,017.8	—	—	1,017.8
Other South America	—	277.0	—	—	277.0
Middle East and Algeria	—	—	184.4	—	184.4
Africa	—	—	—	152.3	152.3
Asia	—	—	—	436.5	436.5
Australia and New Zealand	—	—	—	360.9	360.9
Mexico, Central America and Caribbean	106.3	12.9	—	—	119.2
	$2,659.2	$1,307.7	$6,221.7	$949.7	$11,138.3

Major products:
Tractors	$940.4	$664.6	$4,338.2	$443.7	$6,386.9
Replacement parts	379.1	131.8	1,070.5	106.5	1,687.9
Grain storage and protein production systems	534.9	140.1	174.0	227.1	1,076.1
Combines, application equipment and other machinery	804.8	371.2	639.0	172.4	1,987.4
	$2,659.2	$1,307.7	$6,221.7	$949.7	$11,138.3

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Net sales for the year ended December 31, 2020 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
Primary geographical markets:
United States	$1,763.2	$—	$—	$—	$1,763.2
Canada	325.9	—	—	—	325.9
Germany	—	—	1,280.6	—	1,280.6
France	—	—	1,080.2	—	1,080.2
United Kingdom and Ireland	—	—	557.8	—	557.8
Finland and Scandinavia	—	—	698.5	—	698.5
Italy	—	—	322.6	—	322.6
Other Europe	—	—	1,290.5	—	1,290.5
Brazil	—	667.1	—	—	667.1
Other South America	—	198.3	—	—	198.3
Middle East and Algeria	—	—	136.7	—	136.7
Africa	—	—	—	58.3	58.3
Asia	—	—	—	373.1	373.1
Australia and New Zealand	—	—	—	302.6	302.6
Mexico, Central America and Caribbean	85.9	8.4	—	—	94.3
	$2,175.0	$873.8	$5,366.9	$734.0	$9,149.7

Major products:
Tractors	$692.0	$469.8	$3,814.3	$296.1	$5,272.2
Replacement parts	338.4	84.0	936.1	87.2	1,445.7
Grain storage and protein production systems	471.0	82.8	122.2	226.0	902.0
Combines, application equipment and other machinery	673.6	237.2	494.3	124.7	1,529.8
	$2,175.0	$873.8	$5,366.9	$734.0	$9,149.7

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.    Leases

    The Company leases certain land, buildings, machinery, equipment, vehicles and office and computer equipment under finance and operating leases. The Company accounts for these leases pursuant to ASU 2016-02, “Leases”. Under the standard, lessees are required to record an asset (a right-of-use “ROU” asset or finance lease asset) and a lease liability. ROU assets represent the Company’s right to use an underlying asset during the lease term while lease liabilities represent the Company’s obligation to make lease payments during the lease term. The standard allows for two types of leases for income statement recognition purposes: operating leases and finance leases. Operating leases result in the recognition of a single lease expense on a straight-line basis over the lease term whereas finance leases result in an accelerated expense. ASU 2016-02 also contains guidance regarding the identification of embedded leases in service and supply contracts, as well as the identification of lease and nonlease components of an arrangement. All leases greater than 12 months result in the recognition of an ROU asset and liability at the lease commencement date based on the present value of the lease payments over the lease term. The present value of the lease payments is calculated using the applicable weighted-average discount rate. The weighted-average discount rate is based on the discount rate implicit in the lease, or if the implicit rate is not readily determinable from the lease, then the Company estimates an applicable incremental borrowing rate. The incremental borrowing rate is estimated using the currency denomination of the lease, the contractual lease term and the Company’s applicable borrowing rate.

    The Company does not recognize an ROU asset or lease liability with respect to operating leases with an initial term of 12 months or less and recognizes expense on such leases on a straight-line basis over the lease term. The Company accounts for lease components separately from nonlease components other than for real estate and office equipment. The Company evaluated its supplier agreements for the existence of leases and determined these leases comprised an insignificant portion of its supplier agreements. As such, these leases were not material to the Company’s Consolidated Balance Sheets. The Company has certain leases that contain one or more options to terminate or renew that can extend the lease term up to 14 years. Options that the company is reasonably certain to exercise are included in the lease term. The depreciable life of ROU assets and leasehold improvements are limited by the expected lease term. The Company has certain lease agreements that include variable rental payments that are adjusted periodically for inflation based on the index rate as defined by the applicable government authority. Generally, the Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

    Total lease assets and liabilities at December 31, 2022 and 2021 were as follows (in millions):

Lease Assets	Classification	As of December 31, 2022	As of December 31, 2021
Operating ROU assets	Right-of-use lease assets	$163.9	$154.1
Finance lease assets	Property, plant and equipment, net(1)	6.7	10.6
Total lease assets		$170.6	$164.7

Lease Liabilities	Classification	As of December 31, 2022	As of December 31, 2021
Current:
Operating	Accrued expenses	$42.2	$42.3
Finance	Other current liabilities	0.7	3.8

Noncurrent:
Operating	Operating lease liabilities	125.4	115.5
Finance	Other noncurrent liabilities	5.4	6.0
Total lease liabilities		$173.7	$167.6
____________________________________
(1) Finance lease assets are recorded net of accumulated depreciation of $5.1 million and $7.8 million as of December 31, 2022 and 2021, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Total lease costs for 2022 and 2021 are set forth below (in millions):

	Classification	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease cost	Selling, general and administrative expenses	$51.2	$59.0
Variable lease cost	Selling, general and administrative expenses	1.7	1.0
Short-term lease cost	Selling, general and administrative expenses	17.5	18.7
Finance lease cost:
Amortization of lease assets	Depreciation expense(1)	1.0	2.4
Interest on lease liabilities	Interest expense, net	0.2	0.3
Total lease cost		$71.6	$81.4
____________________________________
(1) Depreciation expense was included in both cost of goods sold and selling, general and administrative expenses.

    Lease payment amounts for operating and finance leases with remaining terms greater than one year as of December 31, 2022 were as follows (in millions):

	December 31, 2022
	Operating Leases	Finance Leases
2023	$47.8	$0.8
2024	36.6	0.6
2025	27.0	0.4
2026	19.1	0.2
2027	13.4	0.2
Thereafter	51.2	6.0
Total lease payments	195.1	8.2
Less: imputed interest(1)	(27.5)	(2.1)
Present value of lease liabilities	$167.6	$6.1
____________________________________
(1) Calculated using the implicit interest rate for each lease or the Company’s incremental borrowing rate, when implicit rate is not available

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
____________________________________
(1) Calculated using the implicit interest rate for each lease or the Company’s incremental borrowing rate, when implicit rate is not available

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table summarizes the weighted-average remaining lease term and weighted-average discount rate:

	As of December 31, 2022	As of December 31, 2021
Weighted-average remaining lease term:
Operating leases	7 years	7 years
Finance leases	17 years	12 years

Weighted-average discount rate:
Operating leases	4.7%	3.1%
Finance leases	2.7%	2.4%

    The following table summarizes the supplemental cash flow information for 2022 and 2021 (in millions):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52.3	$59.8
Operating cash flows from finance leases	0.2	0.2
Financing cash flows from finance leases	1.0	2.6

Leased assets obtained in exchange for lease obligations:
Operating leases	$65.5	$50.6
Finance leases	0.4	0.9

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

Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2022, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

    Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Based on this assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on the criteria referred to above.

    The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2022. KPMG LLP’s report on internal control over financial reporting is set forth below.

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

Opinion on Internal Control Over Financial Reporting

We have audited AGCO Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement Schedule II — Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Atlanta, Georgia
March 1, 2023

Item 9B.    Other Information

    None.

PART III
    The information called for by Items 10, 11, 12, 13 and 14, if any, will be contained in our Proxy Statement for the 2023 Annual Meeting of Stockholders, which we intend to file in March 2023.

Item 10        Directors, Executive Officers and Corporate Governance

    The information with respect to directors and committees required by this Item set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders in the sections entitled “Proposal Number 1 — Election of Directors” and “Board of Directors and Corporate Governance” is incorporated herein by reference. The information with respect to executive officers required by this Item set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders in the section entitled “Executive Compensation” is incorporated herein by reference.

    See the information under the heading “Available Information” set forth in Part I of this Form 10-K. The code of conduct referenced therein applies to our principal executive officer, principal financial officer, principal accounting officer and controller and the persons performing similar functions.

Item 11.        Executive Compensation

    The information with respect to executive compensation and its establishment required by this Item set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders in the sections entitled “Board of Directors and Corporate Governance,” “2022 CEO Pay Ratio,” “Executive Compensation” and “Compensation Committee Report” is incorporated herein by reference.

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

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Awards Under the Plans	Weighted-Average Exercise Price of Outstanding Awards Under the Plans	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	902,086	$108.73	3,780,349
Equity compensation plans not approved by security holders	—	—	—
Total	902,086	$108.73	3,780,349

(b)Security Ownership of Certain Beneficial Owners and Management

    The information required by this Item set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders in the section entitled “Principal Holders of Common Stock” is incorporated herein by reference.

Item 13.        Certain Relationships and Related Party Transactions, and Director Independence

    The information required by this Item set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders in the section entitled “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

Item 14.        Principal Accounting Fees and Services

    The information required by this Item set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders in the sections entitled “Audit Committee Report” and “Board of Directors and Corporate Governance” is incorporated herein by reference.

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

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
3.1	Certificate of Incorporation	June 30, 2002, Form 10-Q, Exhibit 3.1
3.2	Bylaws	October 31, 2022, Form 8-K, Exhibit 3.1
4.1	Description of Securities	March 1, 2021, Form 10-K, Exhibit 4.1
4.2	Indenture, dated as of October 6, 2021	October 7, 2021, Form 8-K, Exhibit 4.1
10.1	2006 Long-Term Incentive Plan*	September 30, 2017, Form 10-Q, Exhibit 10.5
10.2	2006 Form of Stock Appreciation Rights Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.4
10.3	2019 Form of Stock Appreciation Rights Agreement*	January 22, 2019, Form 8-K, Exhibit 10.2
10.4	2023 Form of Stock Appreciation Rights Agreement*	January 13, 2023, Form 8-K, Exhibit 10.3
10.5	2019 Form of Restricted Stock Units Agreement*	January 22, 2019, Form 8-K, Exhibit 10.1
10.6	2023 Form of Restricted Stock Units Agreement*	January 13, 2023, Form 8-K, Exhibit 10.2
10.7	2021 Form of Performance Share Agreement*	January 27, 2021, Form 8-K, Exhibit 10.1
10.8	2023 Form of Performance Share Agreement*	January 13, 2023, Form 8-K, Exhibit 10.1
10.9	Amended and Restated Executive Nonqualified Pension Plan*	April 12, 2021, Form 8-K, Exhibit 10.1
10.10	Annual Incentive Plan*	August 9, 2022, Form 10-Q, Exhibit 10.2
10.11	Executive Nonqualified Defined Contribution Plan*	December 31, 2015, Form 10-K, Exhibit 10.9
10.12	Amended and Restated Employment and Severance Agreement with Eric P. Hansotia*	February 25, 2022, Form 10-K, Exhibit 10.10
10.13	Employment and Severance Agreement with Damon J. Audia*	June 15, 2022, Form 8-K, Exhibit 10.1
10.14	Employment and Severance Agreement with Robert B. Crain*	December 31, 2017, Form 10-K, Exhibit 10.13

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
10.15	Employment and Severance Agreement with Torsten Dehner*	February 25, 2022, Form 10-K, Exhibit 10.13
10.16	Credit Agreement dated as of June 27, 2022	August 9, 2022, Form 10-Q, Exhibit 10.1
10.17	Credit Agreement dated as of December 19, 2022	December 21, 2022, Form 8-K, Exhibit 10.1
10.18	Letter Agreement, dated November 5, 2015, between AGCO International GmbH and TAFE International LLC, Turkey and Tractors and Farm Equipment Limited	September 30, 2015, Form 10-Q, Exhibit 10.1
10.19	Amended and Restated Letter Agreement, dated April 24, 2019, between AGCO Corporation and Tractors and Farm Equipment Limited	March 31, 2019, Form 10-Q, Exhibit 10.1
10.20	Farm and Machinery Distributor Agreement, dated January 1, 2012, between AGCO International GmbH and Tractors and Farm Equipment Limited	September 4, 2014, Form 8-K, Exhibit 10.2
10.21	Letter Agreement, dated August 3, 2007, between AGCO Corporation and Tractors and Farm Equipment Limited	September 4, 2014, Form 8-K, Exhibit 10.3
10.22	Letter Agreement for Far East Markets, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.1
10.23	Letter Agreement for Mexico, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.2
10.24	Letter Agreement for Australia/New Zealand, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.3
10.25	Amendment to the Letter Agreement for Africa, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.4
10.26	Current Director Compensation*	February 25, 2022, Form 10-K, Exhibit 10.26
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
24.1	Powers of Attorney	Filed herewith
31.1	Certification of Eric P. Hansotia	Filed herewith
31.2	Certification of Damon Audia	Filed herewith
32.1	Certification of Eric P. Hansotia and Damon Audia	Furnished herewith

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
101
The following audited financial information from this Annual Report on Form 10-K for the year ended December 31, 2022, are formatted in Inline XBRL:
(i) Consolidated Statements of Operations;
(ii) Consolidated Statements of Comprehensive Income;
(iii) Consolidated Balance Sheets;
(iv) Consolidated Statements of Stockholders’ Equity;
(v) Consolidated Statements of Cash Flows; and
(vi) Notes to Consolidated Financial Statements.
Filed herewith
104	Cover Page Interactive Data File - the cover page from this Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL	Filed herewith

Item 16.        Form 10-K Summary

    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGCO Corporation

		By:	/s/ Eric P. Hansotia
Eric P. Hansotia
Dated:	March 1, 2023		Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

	Signature	Title	Date
	/s/ Eric P. Hansotia	Chairman of the Board, President and Chief Executive Officer	March 1, 2023
Eric P. Hansotia
	/s/ Damon Audia	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2023
Damon Audia
	/s/ Lara T. Long	Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 1, 2023
Lara T. Long
	/s/ Michael C. Arnold	Director	March 1, 2023
Michael C. Arnold
	/s/ Sondra L. Barbour	Director	March 1, 2023
Sondra L. Barbour
	/s/ Suzanne P. Clark	Director	March 1, 2023
Suzanne P. Clark
	/s/ Bob De Lange	Director	March 1, 2023
Bob De Lange
	/s/ George E. Minnich	Director	March 1, 2023
George E. Minnich
	/s/ Niels Pörksen	Director	March 1, 2023
Niels Pörksen
	/s/ David Sagehorn	Director	March 1, 2023
David Sagehorn
	/s/ Mallika Srinivasan	Director	March 1, 2023
Mallika Srinivasan
	/s/ Matthew Tsien	Director	March 1, 2023
Matthew Tsien

*By:	/s/ Damon Audia		March 1, 2023
Damon Audia
Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 15 (A)(2)
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2022

SCHEDULE II

AGCO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged to Costs and Expenses	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2022
Allowances for doubtful accounts	$32.6	$0.1	$3.3	$(3.2)	$(1.5)	$31.3
Year ended December 31, 2021
Allowances for doubtful accounts	$36.4	$0.2	$0.5	$(2.8)	$(1.7)	$32.6
Year ended December 31, 2020
Allowances for doubtful accounts	$28.8	$—	$14.5	$(6.8)	$(0.1)	$36.4

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Reversal of Accrual	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2022
Accruals of severance, relocation and other closure costs	$14.7	$6.9	$(0.8)	$(12.8)	$(1.2)	$6.8
Year ended December 31, 2021
Accruals of severance, relocation and other closure costs	$16.8	$19.9	$(2.3)	$(19.1)	$(0.6)	$14.7
Year ended December 31, 2020
Accruals of severance, relocation and other closure costs	$4.8	$17.6	$(0.4)	$(5.1)	$(0.1)	$16.8

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged (Credited) to Costs and Expenses(1)	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2022
Deferred tax valuation allowance	$47.4	$—	$0.7	$—	$(0.8)	$47.3
Year ended December 31, 2021
Deferred tax valuation allowance	$181.0	$0.4	$(130.8)	$—	$(3.2)	$47.4
Year ended December 31, 2020
Deferred tax valuation allowance	$169.1	$0.9	$28.7	$—	$(17.7)	$181.0

(1) There were no amounts credited or charged through other comprehensive income during 2022 and 2021. Amounts credited through other comprehensive income (loss) during the year ended December 31, 2020 was approximately $12.4 million.