Form 10-Q
period 2023-06-30
AGCO CORP /DE
filed 2023-08-08
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 4, 2023, there were 74,879,744 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$463.5	$789.5
Accounts and notes receivable, net	1,706.4	1,221.3
Inventories, net	3,829.9	3,189.7
Other current assets	747.2	538.8
Total current assets	6,747.0	5,739.3
Property, plant and equipment, net	1,738.6	1,591.2
Right-of-use lease assets	170.8	163.9
Investments in affiliates	507.2	436.9
Deferred tax assets	260.3	228.5
Other assets	302.1	268.7
Intangible assets, net	341.0	364.4
Goodwill	1,327.0	1,310.8
Total assets	$11,394.0	$10,103.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$191.1	$187.1
Short-term borrowings	56.0	8.9
Accounts payable	1,391.1	1,385.3
Accrued expenses	2,445.4	2,271.3
Other current liabilities	218.9	235.4
Total current liabilities	4,302.5	4,088.0
Long-term debt, less current portion and debt issuance costs	2,014.2	1,264.8
Operating lease liabilities	130.8	125.4
Pension and postretirement health care benefits	161.2	158.0
Deferred tax liabilities	116.1	112.0
Other noncurrent liabilities	530.2	472.9
Total liabilities	7,255.0	6,221.1
Commitments and contingencies (Note 19)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2023 and 2022	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 74,876,364 and 74,600,815 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	0.7	0.7
Additional paid-in capital	36.1	30.2
Retained earnings	5,786.8	5,654.6
Accumulated other comprehensive loss	(1,684.8)	(1,803.1)
Total AGCO Corporation stockholders’ equity	4,138.8	3,882.4
Noncontrolling interests	0.2	0.2
Total stockholders’ equity	4,139.0	3,882.6
Total liabilities and stockholders’ equity	$11,394.0	$10,103.7
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended June 30,
	2023	2022
Net sales	$3,822.7	$2,945.2
Cost of goods sold	2,817.0	2,254.7
Gross profit	1,005.7	690.5
Operating expenses:
Selling, general and administrative expenses	349.3	302.5
Engineering expenses	138.8	107.1
Amortization of intangibles	14.1	15.4
Restructuring expenses	6.1	0.4
Bad debt expense	1.0	1.6
Income from operations	496.4	263.5
Interest expense, net	5.8	5.9
Other expense, net	78.0	21.7
Income before income taxes and equity in net earnings of affiliates	412.6	235.9
Income tax provision	111.0	71.5
Income before equity in net earnings of affiliates	301.6	164.4
Equity in net earnings of affiliates	17.6	13.2
Net income	319.2	177.6
Net loss attributable to noncontrolling interests	—	0.1
Net income attributable to AGCO Corporation and subsidiaries	$319.2	$177.7
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$4.26	$2.38
Diluted	$4.26	$2.37
Cash dividends declared and paid per common share	$5.28	$4.72
Weighted average number of common and common equivalent shares outstanding:
Basic	74.9	74.6
Diluted	75.0	74.9
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Six Months Ended June 30,
	2023	2022
Net sales	$7,156.2	$5,630.9
Cost of goods sold	5,295.6	4,309.1
Gross profit	1,860.6	1,321.8
Operating expenses:
Selling, general and administrative expenses	679.6	573.6
Engineering expenses	258.4	207.4
Amortization of intangibles	28.9	30.7
Impairment charges	—	36.0
Restructuring expenses	7.5	3.4
Bad debt expense	2.5	3.2
Income from operations	883.7	467.5
Interest expense, net	6.3	6.3
Other expense, net	128.4	39.2
Income before income taxes and equity in net earnings of affiliates	749.0	422.0
Income tax provision	231.2	131.7
Income before equity in net earnings of affiliates	517.8	290.3
Equity in net earnings of affiliates	34.0	24.3
Net income	551.8	314.6
Net loss attributable to noncontrolling interests	—	14.9
Net income attributable to AGCO Corporation and subsidiaries	$551.8	$329.5
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$7.37	$4.41
Diluted	$7.36	$4.40
Cash dividends declared and paid per common share	$5.52	$4.92
Weighted average number of common and common equivalent shares outstanding:
Basic	74.9	74.6
Diluted	75.0	74.9
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in millions)

	Three Months Ended June 30,
	2023	2022
Net income	$319.2	$177.6
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	74.2	(124.5)
Defined benefit pension plans, net of tax	1.9	1.7
Deferred gains and losses on derivatives, net of tax	(4.5)	(3.2)
Other comprehensive income (loss), net of reclassification adjustments	71.6	(126.0)
Comprehensive income	390.8	51.6
Comprehensive (income) loss attributable to noncontrolling interests	—	—
Comprehensive income attributable to AGCO Corporation and subsidiaries	$390.8	$51.6

	Six Months Ended June 30,
	2023	2022
Net income	$551.8	$314.6
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	118.6	13.8
Defined benefit pension plans, net of tax	3.7	3.4
Deferred gains and losses on derivatives, net of tax	(4.0)	(6.5)
Other comprehensive income, net of reclassification adjustments	118.3	10.7
Comprehensive income	670.1	325.3
Comprehensive loss attributable to noncontrolling interests	—	14.0
Comprehensive income attributable to AGCO Corporation and subsidiaries	$670.1	$339.3

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$551.8	$314.6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	110.1	106.5
Amortization of intangibles	28.9	30.7
Stock compensation expense	27.3	17.6
Impairment charges	—	36.0
Equity in net earnings of affiliates, net of cash received	(33.3)	(23.7)
Deferred income tax benefit	(22.6)	(0.6)
Other	13.7	2.7
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(495.3)	(219.5)
Inventories, net	(555.1)	(888.1)
Other current and noncurrent assets	(241.1)	(91.9)
Accounts payable	1.2	191.1
Accrued expenses	128.7	(46.2)
Other current and noncurrent liabilities	120.7	4.6
Total adjustments	(916.8)	(880.8)
Net cash used in operating activities	(365.0)	(566.2)
Cash flows from investing activities:
Purchases of property, plant and equipment	(237.0)	(139.2)
Proceeds from sale of property, plant and equipment	0.4	2.1
Investments in unconsolidated affiliates	(26.2)	(1.5)
Purchase of businesses, net, and net of cash acquired	(0.9)	(111.3)
Other	(3.9)	—
Net cash used in investing activities	(267.6)	(249.9)
Cash flows from financing activities:
Proceeds from indebtedness	780.2	1,067.0
Repayments of indebtedness	(11.4)	(119.8)
Payment of dividends to stockholders	(414.1)	(368.5)
Payment of minimum tax withholdings on stock compensation	(20.2)	(20.8)
Distributions to noncontrolling interest	—	(11.6)
Payment of debt issuance costs	—	(0.2)
Net cash provided by financing activities	334.5	546.1
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(27.9)	(38.5)
Decrease in cash, cash equivalents and restricted cash	(326.0)	(308.5)
Cash, cash equivalents and restricted cash, beginning of period	789.5	889.1
Cash, cash equivalents and restricted cash, end of period	$463.5	$580.6
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

    The Company has a wholly-owned subsidiary in Turkey that distributes agricultural equipment and replacement parts within Turkey. On the basis of currently available data related to inflation indices and as a result of the devaluation of the Turkish lira relative to the United States dollar, the Turkish economy was determined to be highly inflationary. A highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. For the six months ended and as of June 30, 2023, the Company's wholly-owned subsidiary in Turkey had net sales of approximately $221.7 million and total assets of approximately 3.7 billion Turkish lira (or approximately $141.4 million). The monetary assets and liabilities denominated in the Turkish lira were approximately 3.0 billion Turkish lira (or approximately $117.0 million) and approximately 2.6 billion Turkish lira (or approximately $98.5 million), respectively, as of June 30, 2023. The monetary assets and liabilities were remeasured based on current published exchange rates. The Turkish lira significantly depreciated during the month of June 2023, and as a result, the Company experienced and recorded foreign exchange losses during the second quarter of 2023 associated with the devaluation.

    The Company is subject to the risk of the imposition of limitations by governments on international transfers of funds.
For example, in recent years, the Argentine government has substantially limited the ability of companies to transfer funds out of Argentina. As a consequence of these limitations, the spread between the official government exchange rate and the exchange rates resulting implicitly from certain capital market operations, usually effected to obtain U.S. dollars, has broadened significantly. The Company has a wholly-owned subsidiary in Argentina that assembles and distributes agricultural equipment and replacement parts within Argentina. The Company determined that the Argentina economy was highly inflationary during the third quarter of 2018. For the six months ended and as of June 30, 2023, the Company's wholly-owned subsidiary in Argentina had net sales of approximately $93.6 million and total assets of approximately 44.4 billion pesos (or approximately $173.2 million). The monetary assets of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 14.9 billion pesos (or approximately $58.0 million), inclusive of approximately 7.5 billion pesos (or approximately $29.2 million) in cash and cash equivalents, as of June 30, 2023. The monetary liabilities of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 6.7 billion pesos (or approximately $28.4 million) as of June 30, 2023. In addition, the Company has an obligation to reimburse AGCO Capital Argentina S.A., one of its finance joint ventures with Rabobank, up to $10 million under a guarantee related to the ability of AGCO Capital Argentina S.A. to transfer funds out of Argentina. The finance joint venture in Argentina has net monetary assets denominated in pesos at the official government rate of approximately 24.0 billion (or approximately $6.2 million) as of June 30, 2023, of which a majority is cash and cash equivalents. Future impairments and charges are possible in connection with these exposures.

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
    In September 2022, the FASB issued ASU 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The new standard requires that a buyer in a supplier finance program disclose sufficient information about the key terms of the program, the amount of outstanding confirmed obligations at period end, where the obligations are presented in the balance sheet, and a rollforward of the obligations during the annual period. This guidance was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the rollforward, which is effective for fiscal years beginning after December 15, 2023. Early adoption was permitted. The adoption of ASU 2022-04 resulted in disclosure of the Company's supplier financing programs. Refer to Note 10 for further details.
    The Company has adopted ASU 2021-08, “Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” effective for fiscal years beginning after December 15, 2022, which did not have a material impact on the Company's results of operations, financial condition or cash flows, but may impact future acquisitions.

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
	$37.9

3.    RESTRUCTURING EXPENSES AND IMPAIRMENT CHARGES

Restructuring Expenses

    In recent years, the Company has announced and initiated several actions to rationalize employee headcount in various manufacturing facilities and administrative offices located in the U.S., Europe, South America, Africa and China as well as the rationalization of its grain and protein business, in order to reduce costs in response to fluctuating global market demand. Restructuring expenses activity during the three and six months ended June 30, 2023 is summarized as follows (in millions):

	Employee Severance	Other Related Closure Costs	Total
Balance as of December 31, 2022	$6.8	$—	$6.8
First quarter 2023 provision	1.4	—	1.4
First quarter 2023 cash activity	(1.0)	—	(1.0)
Foreign currency translation	—	—	—
Balance as of March 31, 2023	$7.2	—	$7.2
Second quarter 2023 provision	4.1	2.0	6.1
Second quarter 2023 cash activity	(1.7)	—	(1.7)
Foreign currency translation	(0.4)	—	(0.4)
Balance as of June 30, 2023	$9.2	2.0	$11.2

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

4.    STOCK COMPENSATION PLANS

    The Company recorded stock compensation expense as follows for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$0.5	$0.3	$1.0	$0.6
Selling, general and administrative expenses	12.8	10.3	26.3	17.0
Total stock compensation expense	$13.3	$10.6	$27.3	$17.6

Stock Incentive Plan

    Under the Company’s Long-Term Incentive Plan (the “Plan”), up to 10,000,000 shares of AGCO common stock may be issued. As of June 30, 2023, of the 10,000,000 shares reserved for issuance under the Plan, 3,591,131 shares were available for grant, assuming the maximum performance level, or 200%, and target, or 100%, total shareholder return are achieved related to the performance award grants discussed below. The Plan allows the Company, under the direction of the Board of Directors’ Talent and Compensation Committee, to make grants of performance shares, stock appreciation rights, restricted stock units (“RSUs”) and restricted stock awards to employees, officers and non-employee directors of the Company.

Long-Term Incentive Plan and Related Performance Awards

    As of June 30, 2023, the Company had 806,222 performance shares outstanding with a weighted-average grant price of $128.93 per share, assuming the Company were to achieve its maximum level of performance, or 200%, and that the total shareholder return modifier related to the 2023, 2022 and 2021 performances awards are achieved at target, or 100%. The total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was approximately $56.3 million, and the weighted average period over which it is expected to be recognized is approximately two years.

Restricted Stock Unit Awards

During the six months ended June 30, 2023, 16,191 shares were issued related to RSUs previously granted in 2020 to certain executives, net of 11,277 shares withheld for taxes. In addition, the shares issued included an adjustment of 25% additional shares based on a total margin improvement metric relative to the Company’s defined peer group that was applicable to executive RSU grants made in 2020. At June 30, 2023, 211,269 restricted stock units were outstanding with weighted-average grant price of $121.57 per share. The total compensation cost related to unearned restricted stock units not yet recognized was approximately $20.4 million, and the weighted average period over which it is expected to be recognized is approximately one and one-half years.

Stock-Settled Appreciation Rights (“SSARs”)

    Certain executives and key managers were eligible to receive grants of SSARs through the year ended December 31, 2020. The Company did not grant any SSARs since the year ended December 31, 2020 and does not currently anticipate granting any SSARs in the future. There were 98,259 SSARs outstanding as of June 30, 2023. As of June 30, 2023, the total compensation cost related to the unvested SSARs not yet recognized was approximately $0.1 million, and the weighted average period over which it is expected to be recognized is approximately six months.

Director Restricted Stock Grants

    The Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The 2023 grant was made on April 27, 2023 and equated to 12,069 shares of common stock, of which 10,524 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.5 million during the six months ended June 30, 2023 associated with these grants.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill during the six months ended June 30, 2023 are summarized as follows (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Balance as of December 31, 2022	$667.3	$86.0	$444.3	$113.2	$1,310.8
Foreign currency translation	0.9	8.2	8.8	(1.7)	16.2
Balance as of June 30, 2023	$668.2	$94.2	$453.1	$111.5	$1,327.0

    Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.

    Changes in the carrying amount of acquired intangible assets during the six months ended June 30, 2023 are summarized as follows (in millions):

Gross carrying amounts:	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Balance as of December 31, 2022	$191.8	$574.5	$150.6	$6.5	$923.4
Foreign currency translation	1.7	4.3	1.8	(0.3)	7.5
Balance as of June 30, 2023	$193.5	$578.8	$152.4	$6.2	$930.9

Accumulated amortization:	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Balance as of December 31, 2022	$103.3	$440.8	$101.5	$1.6	$647.2
Amortization expense	5.0	18.4	5.4	0.1	28.9
Foreign currency translation	0.8	4.1	1.1	(0.2)	5.8
Balance as of June 30, 2023	$109.1	$463.3	$108.0	$1.5	$681.9

Indefinite-lived intangible assets:	Trademarks and Tradenames
Balance as of December 31, 2022	$84.8
Foreign currency translation	0.6
Balance as of June 30, 2023	$85.4

    The Company amortizes certain acquired identifiable intangible assets primarily on a straight-line basis over their estimated useful lives, which range from four to 50 years. External-use software, net, developed by the Company and marketed externally, was approximately $6.6 million as of June 30, 2023 and classified within “Intangible assets, net.” Amortization costs of external-use software were approximately $1.1 million for the six months ended June 30, 2023 and were classified within “Cost of goods sold.”

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

6.    INDEBTEDNESS

    Long-term debt consisted of the following at June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023	December 31, 2022
Credit facility, expires 2027	$927.9	$200.0
1.002% Senior term loan due 2025	272.9	267.3
Senior term loans due between 2023 and 2028	348.8	341.6
0.800% Senior notes due 2028	655.0	641.5
Other long-term debt	4.1	5.1
Debt issuance costs	(3.4)	(3.6)
	2,205.3	1,451.9

Senior term loans due 2023, net of debt issuance costs	(188.8)	(184.9)
Current portion of other long-term debt	(2.3)	(2.2)
Total long-term indebtedness, less current portion	$2,014.2	$1,264.8

Credit Facility

    In December 2022, the Company, certain of its subsidiaries and Rabobank, and other named lenders entered into an amendment to its credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“credit facility”), which replaced the Company’s former $800.0 million multi-currency unsecured revolving credit facility. The amendment provided an additional $450.0 million in borrowing capacity. An initial borrowing under the credit facility was used to repay and retire a $240.0 million short-term multi-currency revolving credit facility with Rabobank that matured on March 31, 2023. The credit facility consists of a $325.0 million U.S. dollar tranche and a $925.0 million multi-currency tranche for loans denominated in U.S. Dollars, Euros or other currencies to be agreed upon. The credit facility matures on December 19, 2027. Interest accrues on amounts outstanding for any borrowings denominated in U.S. dollars, at the Company’s option, at either (1) the Secured Overnight Financing Rate (“SOFR”) plus 0.1% plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating, or (2) the base rate, which is the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) Term SOFR for a one-month tenor plus 1.0%, plus a margin ranging from 0.000% to 0.875% based on the Company’s credit rating. Interest accrues on amounts outstanding for any borrowings denominated in Euros at the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating. As of June 30, 2023, the Company had $927.9 million outstanding borrowings under the revolving credit facility and had the ability to borrow $322.1 million.

Uncommitted Credit Facility

    In June 2022, the Company entered into an uncommitted revolving credit facility that allows the Company to borrow up to €100.0 million (or approximately $109.2 million as of June 30, 2023). The credit facility expires on December 31, 2026. Any loans will bear interest at the EURIBOR plus a credit spread. As of June 30, 2023, the Company had no outstanding borrowings under the revolving credit facility.

0.800% Senior Notes Due 2028

    On October 6, 2021, the Company issued €600.0 million (or approximately $655.0 million as of June 30, 2023) of senior notes at an issue price of 99.993%. The notes mature on October 6, 2028, and interest is payable annually, in arrears, at 0.800%. The notes contain covenants restricting, among other things, the incurrence of certain secured indebtedness. The senior notes are subject to both optional and mandatory redemption in certain events.

1.002% Senior Term Loan Due 2025

    On January 25, 2019, the Company borrowed €250.0 million (or approximately $272.9 million as of June 30, 2023) from the European Investment Bank. The loan matures on January 24, 2025. The Company is permitted to prepay the loan before its maturity date. Interest is payable on the loan at 1.002% per annum, payable semi-annually in arrears.

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

    In aggregate, as of June 30, 2023, the Company had indebtedness of €319.5 million (or approximately $348.8 million as of June 30, 2023) through a group of six remaining related term loan agreements. Two of the term loan agreements in the aggregate amount of €173.0 million (or approximately $188.8 million net of debt issuance costs, as of June 30, 2023) will mature in August and October 2023. The provisions of the term loan agreements are substantially identical, with the exception of interest rate terms and maturities. As of June 30, 2023, for the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 1.20% to 2.26% and maturity dates between August 2023 and August 2028. For the term loan with a floating interest rate, interest is payable in arrears on a semi-annual basis, with an interest rate based on the EURIBOR plus a margin of 1.10% and a maturity date of August 2025. On August 1, 2023, the Company repaid its 2018 senior term loan due August 2023 of €99.5 million (or approximately $109.2 million).

Other Short-Term Borrowings

    As of June 30, 2023 and December 31, 2022, the Company had short-term borrowings due within one year of approximately $56.0 million and $8.9 million, respectively.

Standby Letters of Credit and Similar Instruments

    The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At June 30, 2023 and December 31, 2022, outstanding letters of credit totaled approximately $14.7 million and $14.4 million, respectively.

7.    RECOVERABLE INDIRECT TAXES

    The Company’s Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from the Company’s sales in the Brazilian market. The Company regularly assesses the recoverability of these tax credits and establishes reserves when necessary against them, through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from the Company’s ongoing operations. The Company believes that these tax credits, net of established reserves, are realizable. The Company had recorded approximately $109.3 million and $94.6 million, respectively, of VAT tax credits, net of reserves, as of June 30, 2023 and December 31, 2022.

8.    INVENTORIES

    Inventories at June 30, 2023 and December 31, 2022 were as follows (in millions):

	June 30, 2023	December 31, 2022
Finished goods	$1,458.0	$994.9
Repair and replacement parts	823.0	750.1
Work in process	448.8	369.8
Raw materials	1,100.1	1,074.9
Inventories, net	$3,829.9	$3,189.7

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

9.    PRODUCT WARRANTY

    The warranty reserve activity for the three and six months ended June 30, 2023 and 2022, including deferred revenue associated with the Company's extended warranties that have been sold, was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$677.0	$614.5	$640.0	$592.5
Accruals for warranties issued during the period	107.8	61.9	197.5	145.2
Settlements made (in cash or in kind) during the period	(63.4)	(50.0)	(127.9)	(107.7)
Foreign currency translation	5.8	(36.9)	17.6	(40.5)
Balance at June 30	$727.2	$589.5	$727.2	$589.5

    The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $613.6 million, $546.0 million and $499.8 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2023, December 31, 2022 and June 30, 2022, respectively. Approximately $113.6 million, $94.0 million and $89.7 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2023, December 31, 2022, and June 30, 2022, respectively.

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

10.    SUPPLIER FINANCE PROGRAMS

    The Company has supplier financing arrangements with certain banks or other intermediaries whereby a bank or intermediary purchases receivables held by the Company’s suppliers. Under the program, suppliers have the option to be paid by the bank or intermediary earlier than the payment due date. When the supplier receives an early payment, they receive discounted amounts, and the Company pays the bank or intermediary the face amount of the invoice on the payment due date. The Company does not reimburse suppliers for any costs incurred for participation in the program. The Company and its suppliers agree on the contractual terms, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the supplier finance programs. The suppliers’ voluntary inclusion in the supplier financing programs has no bearing on the Company’s payment terms. The Company has no economic interest in a supplier’s decision to participate in the programs, and the Company has no direct financial relationship with the banks or other intermediaries as it relates to the supplier finance programs. As of June 30, 2023, payment terms with the majority of the Company’s suppliers are generally 30 to 180 days, which correspond to the contractual terms, with rates that are based on market rates (such as SOFR) plus a credit spread. There are no assets pledged as security under the programs. As of June 30, 2023, and December 31, 2022, the amount outstanding that remains unpaid to the banks or other intermediaries totaled $93.8 million and $121.5 million, respectively, and is reflected in “Accounts payable” in the Company’s Condensed Consolidated Balance Sheets.

11.    NET INCOME PER COMMON SHARE

    Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per common share assumes the exercise of outstanding SSARs and the vesting of performance share awards and RSUs, when applicable, using the treasury stock method when there is no other circumstance other than the passage of time under which they would not be issued, and the effects of such assumptions are dilutive.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    A reconciliation of net income attributable to AGCO Corporation and subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three and six months ended June 30, 2023 and 2022 is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$319.2	$177.7	$551.8	$329.5
Weighted average number of common shares outstanding	74.9	74.6	74.9	74.6
Basic net income per share attributable to AGCO Corporation and subsidiaries	$4.26	$2.38	$7.37	$4.41
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$319.2	$177.7	$551.8	$329.5
Weighted average number of common shares outstanding	74.9	74.6	74.9	74.6
Dilutive SSARs, performance share awards and RSUs	0.1	0.3	0.1	0.3
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	75.0	74.9	75.0	74.9
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$4.26	$2.37	$7.36	$4.40

    There were no SSARs outstanding for the three and six months ended June 30, 2023 and 2022 that had an antidilutive impact.

12.    INCOME TAXES

    At June 30, 2023 and December 31, 2022, the Company had approximately $321.3 million and $281.7 million, respectively, of gross unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. Gross unrecognized income tax benefits as of June 30, 2023 and December 31, 2022 exclude certain indirect favorable effects that relate to other tax jurisdictions of approximately $89.2 million and $74.0 million, respectively. In addition, the gross unrecognized income tax benefits as of June 30, 2023 and December 31, 2022 exclude certain deposits made in a foreign jurisdiction of approximately $46.0 million and $45.1 million, respectively, associated with an ongoing audit. At June 30, 2023 and December 31, 2022, the Company had approximately $25.6 million and $10.4 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months, reflected in “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheets. At June 30, 2023 and December 31, 2022, the Company had approximately $298.7 million and $274.1 million, respectively, of accrued taxes reflected in “Other noncurrent liabilities”, and approximately $3.0 million and $2.8 million, respectively, of deferred tax assets related to uncertain tax positions that it expects to settle or pay beyond 12 months, reflected in “Deferred tax assets” in the Company’s Condensed Consolidated Balance Sheets. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At June 30, 2023 and December 31, 2022, the Company had accrued interest and penalties related to unrecognized tax benefits of approximately $27.8 million and $25.8 million, respectively. Generally, tax years 2017 through 2022 remain open to examination by taxing authorities in the United States and certain other foreign tax jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in the United States and in various state, local and foreign jurisdictions. As of June 30, 2023, a number of income tax examinations in foreign jurisdictions are ongoing.
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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    In 2008 and 2012, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through June 30, 2023, not including interest and penalties, would have been approximately 131.5 million Brazilian reais (or approximately $27.3 million). The amount ultimately in dispute would have been significantly greater because of interest and penalties. The Company has been historically and currently advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company has been contesting the disallowance and historically has maintained that it is not likely that the assessment, interest or penalties would be required to be paid. The ultimate outcome of the case would not have been determined until the Brazilian tax appeal process was completed and the Company’s legal advisors have indicated that would likely take several years.
    On January 12, 2023, the Brazilian government issued a “Litigation Zero” tax amnesty program, whereby cases being disputed at the administrative court level of review for a period of more than ten years could be considered for amnesty. Enrollment in the amnesty program would not be considered an admission of guilt with respect to outstanding cases. The amnesty program allowed companies to settle outstanding contested cases at a significant monetary discount. After weighing various impacts involved with enrollment, including the avoidance of potential interest, penalties and legal costs, the Company concluded that it would enroll in the program prior to the quarter ended March 31, 2023. The Company recorded its best estimate of the ultimate settlement under the amnesty program of approximately 182.6 million Brazilian reais (or approximately $34.8 million) within “Income tax provision” for the six months ended June 30, 2023, net of associated U.S. income tax credits of approximately $8.4 million. The Company has paid installment payments of 102.7 million Brazilian reais (or approximately $20.3 million) during the six months ended June 30, 2023 related to the program and expects to pay the remaining balance totaling approximately $16.8 million, inclusive of approximately $2.3 million of positive currency translation, through October 2023.

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

    During 2023 and 2022, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was approximately $392.9 million and $364.8 million as of June 30, 2023 and December 31, 2022, respectively.

Steel Commodity Contracts

    During 2023 and 2022, the Company designated certain steel commodity contracts as cash flow hedges of expected future purchases of steel. The total notional value of derivatives that were designated as cash flow hedges was approximately $2.6 million and $0.9 million as of June 30, 2023 and December 31, 2022, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following tables summarize the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and net income during the three and six months ended June 30, 2023 and 2022 (in millions):

		Recognized in Net Income
Three Months Ended June 30,	Loss Recognized in Accumulated Other Comprehensive Loss	Classification of Loss	Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Losses
2023
Foreign currency contracts(1)	$(5.0)	Cost of goods sold	$(0.8)	$2,817.0
Commodity contracts(2)	(0.7)	Cost of goods sold	(0.4)	$2,817.0
Total	$(5.7)		$(1.2)
2022
Foreign currency contracts	$(2.7)	Cost of goods sold	$(1.9)	$2,254.7
Commodity contracts	(4.5)	Cost of goods sold	(2.1)	$2,254.7
Total	$(7.2)		$(4.0)

		Recognized in Net Income
Six Months Ended June 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Losses
2023
Foreign currency contracts(1)	$(6.9)	Cost of goods sold	$(2.6)	$5,295.6
Commodity contracts(2)	0.2	Cost of goods sold	(0.1)	$5,295.6
Total	$(6.7)		$(2.7)
2022
Foreign currency contracts	$(6.5)	Cost of goods sold	(2.0)	$4,309.1
Commodity contracts	(3.1)	Cost of goods sold	(1.1)	$4,309.1
Total	$(9.6)		$(3.1)
____________________________________
(1) The outstanding contracts as of June 30, 2023 range in maturity through December 2023.
(2) The outstanding contracts as of June 30, 2023 range in maturity through October 2023.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended June 30, 2023 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of March 31, 2023	$(0.6)	$(0.2)	$(0.4)
Net changes in fair value of derivatives	(7.9)	(2.2)	(5.7)
Net losses reclassified from accumulated other comprehensive loss into income	1.8	0.6	1.2
Accumulated derivative net losses as of June 30, 2023	$(6.7)	$(1.8)	$(4.9)

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the six months ended June 30, 2023 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2022	$(1.0)	$(0.1)	$(0.9)
Net changes in fair value of derivatives	(9.3)	(2.6)	(6.7)
Net losses reclassified from accumulated other comprehensive loss into income	3.6	0.9	2.7
Accumulated derivative net losses as of June 30, 2023	$(6.7)	$(1.8)	$(4.9)

    As of June 30, 2023, approximately $1.3 million of derivative realized net losses and $0.4 million of derivative realized net gains, before taxes, remain in accumulated other comprehensive loss related to foreign currency contracts and commodity contracts, respectively, associated with inventory that had not yet been sold.

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

    On January 29, 2021, the Company entered into a new cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap has an expiration date of January 29, 2028. At maturity of the cross currency swap contract, the Company will deliver the notional amount of approximately €247.9 million (or approximately $270.6 million as of June 30, 2023) and will receive $300.0 million from the counterparties. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until the maturity of the cross currency swap.

    During the six months ended June 30, 2023, the Company designated €150.0 million (or approximately $163.7 million as of June 30, 2023) of its multi-currency revolving credit facility maturing December 2027 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the notional values of the instruments designated as a net investment hedge (in millions):

	Notional Amount as of
	June 30, 2023	December 31, 2022
Cross currency swap contract	$300.0	$300.0
Foreign currency denominated debt	163.7	—

    The following table summarizes the changes in the fair value of the cross currency swap contract designated as a net investment hedge during the three and six months ended June 30, 2023 and 2022 (in millions):

	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Three Months Ended			Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Six Months Ended
	Before-Tax Amount	Income Tax	After-Tax Amount	Before-Tax Amount	Income Tax	After-Tax Amount
June 30, 2023	$(5.7)	$1.5	$(4.2)	$(6.7)	$1.7	$(5.0)
June 30, 2022	16.6	(4.3)	12.3	20.8	(5.4)	15.4

The following table summarizes the changes in the fair value of foreign currency denominated debt designated as a net investment hedge during the three and six months ended June 30, 2023 and 2022 (in millions):

	Gain Recognized in Accumulated Other Comprehensive Loss for the Three Months Ended			Gain Recognized in Accumulated Other Comprehensive Loss for the Six Months Ended
	Before-Tax Amount	Income Tax	After-Tax Amount	Before-Tax Amount	Income Tax	After-Tax Amount
June 30, 2023	$0.4	$(0.3)	$0.1	$1.3	$(0.3)	$1.0
June 30, 2022	—	—	—	—	—	—

Derivative Transactions Not Designated as Hedging Instruments

    During 2023 and 2022, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of June 30, 2023 and December 31, 2022, the Company had outstanding foreign currency contracts with a notional amount of approximately $4.1 billion and $3.7 billion, respectively.

    The following table summarizes the impact that changes in the fair value of derivatives not designated as hedging instruments had on net income (in millions):

		Gain Recognized in Net Income for the Three Months Ended		Gain (Loss) Recognized in Net Income for the Six Months Ended
	Classification of Gain (Loss)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Foreign currency contracts	Other expense, net	$37.9	$0.4	$49.1	$(13.4)

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The table below sets forth the fair value of derivative instruments as of June 30, 2023 (in millions):

	Asset Derivatives as of June 30, 2023		Liability Derivatives as of June 30, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$2.9	Other current liabilities	$8.3
Commodity contracts	Other current assets	—	Other current liabilities	0.4
Cross currency swap contract	Other noncurrent assets	26.3	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts(1)	Other current assets	10.4	Other current liabilities	14.9
Total derivative instruments		$39.6		$23.6
__________________________________
(1) The outstanding contracts as of June 30, 2023 range in maturity through September 2023.

    The table below sets forth the fair value of derivative instruments as of December 31, 2022 (in millions):

	Asset Derivatives as of December 31, 2022		Liability Derivatives as of December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.3	Other current liabilities	$1.3
Commodity contracts	Other current assets	—	Other current liabilities	—
Cross currency swap contract	Other noncurrent assets	33.0	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts(1)	Other current assets	6.6	Other current liabilities	39.1
Total derivative instruments		$40.9		$40.4
___________________________________
(1) The outstanding contracts as of December 31, 2022 range in maturity through March 2023.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

14.    CHANGES IN STOCKHOLDERS’ EQUITY

    The following tables set forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three and six months ended June 30, 2023 and 2022 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, March 31, 2023	$0.7	$24.7	$5,863.7	$(1,756.4)	$0.2	$4,132.9
Stock compensation	—	13.3	—	—	—	13.3
Issuance of stock awards	—	(1.8)	—	—	—	(1.8)
SSARs exercised	—	(0.1)	—	—	—	(0.1)
Comprehensive income:
Net income	—	—	319.2	—	—	319.2
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	74.2	—	74.2
Defined benefit pension plans, net of tax	—	—	—	1.9	—	1.9
Deferred gains and losses on derivatives, net of tax	—	—	—	(4.5)	—	(4.5)
Payment of dividends to stockholders	—	—	(396.1)	—	—	(396.1)
Balance, June 30, 2023	$0.7	$36.1	$5,786.8	$(1,684.8)	$0.2	$4,139.0

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2022	$0.7	$30.2	$5,654.6	$(1,803.1)	$0.2	$3,882.6
Stock compensation	—	27.3	—	—	—	27.3
Issuance of stock awards	—	(20.2)	—	—	—	(20.2)
SSARs exercised	—	(1.2)	—	—	—	(1.2)
Comprehensive income:
Net income	—	—	551.8	—	—	551.8
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	118.6	—	118.6
Defined benefit pension plans, net of tax	—	—	—	3.7	—	3.7
Deferred gains and losses on derivatives, net of tax	—	—	—	(4.0)	—	(4.0)
Payment of dividends to stockholders	—	—	(414.1)	—	—	(414.1)
Adoption of ASU 2016-13 by finance joint ventures	—	—	(5.5)	—	—	(5.5)
Balance, June 30, 2023	$0.7	$36.1	$5,786.8	$(1,684.8)	$0.2	$4,139.0

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, March 31, 2022	$0.7	$2.9	$5,306.2	$(1,635.0)	$0.1	$3,674.9
Stock compensation	—	10.6	—	—	—	10.6
Issuance of stock awards	—	(0.2)	—	—	—	(0.2)
Comprehensive income:
Net income (loss)	—	—	177.7	—	(0.1)	177.6
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(124.6)	0.1	(124.5)
Defined benefit pension plans, net of tax	—	—	—	1.7	—	1.7
Deferred gains and losses on derivatives, net of tax	—	—	—	(3.2)	—	(3.2)
Payment of dividends to stockholders	—	—	(353.6)	—	—	(353.6)
Balance, June 30, 2022	$0.7	$13.3	$5,130.3	$(1,761.1)	$0.1	$3,383.3

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2021	$0.7	$3.9	$5,182.2	$(1,770.9)	$27.9	$3,443.8
Stock compensation	—	17.6	—	—	—	17.6
Issuance of stock awards	—	(7.2)	(12.9)	—	—	(20.1)
SSARs exercised	—	(1.0)	—	—	—	(1.0)
Comprehensive income:
Net income (loss)	—	—	329.5	—	(14.9)	314.6
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	12.9	0.9	13.8
Defined benefit pension plans, net of tax	—	—	—	3.4	—	3.4
Deferred gains and losses on derivatives, net of tax	—	—	—	(6.5)	—	(6.5)
Payment of dividends to stockholders	—	—	(368.5)	—	—	(368.5)
Distributions to noncontrolling interest	—	—	—	—	(13.8)	(13.8)
Balance, June 30, 2022	$0.7	$13.3	$5,130.3	$(1,761.1)	$0.1	$3,383.3

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Total comprehensive income (loss) attributable to noncontrolling interests for the three and six months ended June 30, 2023 and 2022 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$—	$(0.1)	$—	$(14.9)
Other comprehensive income:
Foreign currency translation adjustments	—	0.1	—	0.9
Total comprehensive income (loss)	$—	$—	$—	$(14.0)

    The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the six months ended June 30, 2023 (in millions):

	Defined Benefit Pension Plans	Deferred Net (Losses) Gains on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2022	$(231.2)	$(0.9)	$(1,571.0)	$(1,803.1)
Other comprehensive (loss) income before reclassifications	—	(6.7)	118.6	111.9
Net losses reclassified from accumulated other comprehensive loss	3.7	2.7	—	6.4
Other comprehensive income (loss), net of reclassification adjustments	3.7	(4.0)	118.6	118.3
Accumulated other comprehensive loss, June 30, 2023	$(227.5)	$(4.9)	$(1,452.4)	$(1,684.8)

    The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three and six months ended June 30, 2023 and 2022 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2023(1)	Three Months Ended June 30, 2022(1)
Derivatives:
Net losses on foreign currency contracts	$1.3	$2.6	Cost of goods sold
Net losses on commodity contracts	0.5	2.8	Cost of goods sold
Reclassification before tax	1.8	5.4
	(0.6)	(1.4)	Income tax provision
Reclassification net of tax	$1.2	$4.0

Defined benefit pension plans:
Amortization of net actuarial losses	$2.2	$2.2	Other expense, net(2)
Amortization of prior service cost	0.4	—	Other expense, net(2)
Reclassification before tax	2.6	2.2
	(0.7)	(0.5)	Income tax provision
Reclassification net of tax	$1.9	$1.7

Net losses reclassified from accumulated other comprehensive loss	$3.1	$5.7
__________________________________
(1) Losses included within the Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022, respectively.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 16 for additional information on the Company’s defined benefit pension plans.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Six Months Ended June 30, 2023(1)	Six Months Ended June 30, 2022(1)
Derivatives:
Net losses on foreign currency contracts	$3.5	$2.7	Cost of goods sold
Net losses on commodity contracts	0.1	1.5	Cost of goods sold
Reclassification before tax	3.6	4.2
	(0.9)	(1.1)	Income tax provision
Reclassification net of tax	$2.7	$3.1

Defined benefit pension plans:
Amortization of net actuarial losses	$4.2	$4.4	Other expense, net(2)
Amortization of prior service cost	0.8	0.2	Other expense, net(2)
Reclassification before tax	5.0	4.6
	(1.3)	(1.2)	Income tax provision
Reclassification net of tax	$3.7	$3.4

Net losses reclassified from accumulated other comprehensive loss	$6.4	$6.5

__________________________________
(1) Losses included within the Condensed Consolidated Statements of Operations for the six months ended June 30, 2023 and 2022, respectively.
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

    During the three and six months ended June 30, 2023, the Company did not purchase any shares directly or enter into any accelerated share repurchase agreements. As of June 30, 2023, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $110.0 million, which has no expiration date.

Dividends

    On April 27, 2023, the Company's Board of Directors approved an increase to its quarterly dividend commencing in the second quarter of 2023 by 21% to $0.29 per common share and declared a special variable dividend of $5.00 per common share that was paid during the second quarter of 2023.

15.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

    The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. As of June 30, 2023 and December 31, 2022, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.9 billion and $1.8 billion, respectively.

    Under the terms of the accounts receivable sales agreements in North America, Europe and Brazil, the Company pays an annual fee related to the servicing of the receivables sold. The Company also pays the respective AGCO Finance entities a subsidized interest payment with respect to the accounts receivable sales agreements, calculated based upon the interest rate

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

    In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. As of June 30, 2023 and December 31, 2022, the cash received from these arrangements was approximately $227.4 million and $226.0 million, respectively.

    Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $30.3 million and $58.8 million during the three and six months ended June 30, 2023, respectively. Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $10.2 million and $18.1 million, respectively, during the three and six ended June 30, 2022, respectively.

    The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of June 30, 2023 and December 31, 2022, these finance joint ventures had approximately $130.0 million and $69.5 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company accounts for these arrangements as off-balance sheet transactions.

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

16.    PENSION AND POSTRETIREMENT BENEFIT PLANS

    Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three and six months ended June 30, 2023 and 2022 are set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Pension benefits	2023	2022	2023	2022
Service cost	$2.4	$3.3	$4.8	$6.6
Interest cost	7.3	3.8	14.5	7.8
Expected return on plan assets	(7.4)	(4.4)	(14.6)	(9.0)
Amortization of net actuarial losses	2.2	2.2	4.2	4.4
Amortization of prior service cost	0.4	—	0.7	0.1
Net periodic pension cost	$4.9	$4.9	$9.6	$9.9

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Postretirement benefits	2023	2022	2023	2022
Service cost	$—	$—	$—	$0.1
Interest cost	0.3	0.3	0.6	0.5
Amortization of prior service cost	—	—	0.1	0.1
Net periodic postretirement benefit cost	$0.3	$0.3	$0.7	$0.7

    The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations.

    The following table summarizes the activity in accumulated other comprehensive loss related to the Company's defined pension and postretirement benefit plans during the six months ended June 30, 2023 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss, December 31, 2022	$(304.4)	$(73.2)	$(231.2)
Amortization of prior service cost	0.8	0.2	0.6
Amortization of net actuarial losses	4.2	1.1	3.1
Accumulated other comprehensive loss as of June 30, 2023	$(299.4)	$(71.9)	$(227.5)

    During the six months ended June 30, 2023, the Company made approximately $18.3 million of contributions to its defined pension benefit plans. The Company currently estimates its minimum contributions for 2023 to its defined pension benefit plans will aggregate approximately $34.3 million.

    During the six months ended June 30, 2023, the Company made approximately $0.8 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.7 million of contributions to its postretirement health care and life insurance benefit plans during 2023.

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

    Assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are summarized below (in millions):

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$39.6	$—	$39.6
Derivative liabilities	—	23.6	—	23.6

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$40.9	$—	$40.9
Derivative liabilities	—	40.4	—	40.4

    The carrying amounts of long-term debt under the Company’s 1.002% senior term loan due 2025 and senior term loans due between 2023 and 2028 approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At June 30, 2023, the estimated fair value of the Company's 0.800% senior notes due 2028, based on listed market values, was approximately €500.6 million (or approximately $546.4 million as of June 30, 2023), compared to the carrying value of €600.0 million (or approximately $655.0 million as of June 30, 2023). See Note 6 for additional information on the Company’s long-term debt.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

18.    SEGMENT REPORTING

    The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are generally charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and six months ended June 30, 2023 and 2022 and assets as of June 30, 2023 and December 31, 2022 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended June 30,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Total Segments
2023
Net sales	$996.8	$598.6	$1,990.8	$236.5	$3,822.7
Income from operations	136.9	121.4	295.2	20.9	574.4
Depreciation	15.2	8.9	27.7	4.7	56.5
Capital expenditures	34.4	13.5	62.8	1.0	111.7
2022
Net sales	$739.9	$519.2	$1,467.6	$218.5	$2,945.2
Income from operations	50.7	85.5	161.2	30.7	328.1
Depreciation	15.0	7.6	25.3	3.9	51.8
Capital expenditures	15.2	11.2	42.5	4.0	72.9

Six Months Ended June 30,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Total Segments
2023
Net sales	$1,919.9	$1,102.4	$3,694.6	$439.3	$7,156.2
Income from operations	239.0	220.9	534.6	39.0	1,033.5
Depreciation	30.1	16.7	54.5	8.8	110.1
Capital expenditures	71.7	33.8	129.8	1.7	237.0
2022
Net sales	$1,440.9	$875.6	$2,870.7	$443.7	$5,630.9
Income from operations	105.5	131.6	323.5	64.7	625.3
Depreciation	30.2	14.6	53.5	8.2	106.5
Capital expenditures	30.9	21.2	81.7	5.4	139.2
Assets
As of June 30, 2023	$1,990.5	$1,577.4	$3,039.6	$847.1	$7,454.6
As of December 31, 2022	1,790.3	1,259.8	2,475.6	650.5	6,176.2

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment income from operations	$574.4	$328.1	$1,033.5	$625.3
Impairment charges	—	—	—	(36.0)
Corporate expenses	(45.0)	(38.5)	(87.1)	(70.7)
Amortization of intangibles	(14.1)	(15.4)	(28.9)	(30.7)
Stock compensation expense	(12.8)	(10.3)	(26.3)	(17.0)
Restructuring expenses	(6.1)	(0.4)	(7.5)	(3.4)
Consolidated income from operations	$496.4	$263.5	$883.7	$467.5

	June 30, 2023	December 31, 2022
Segment assets	$7,454.6	$6,176.2
Cash, cash equivalents and restricted cash	463.5	789.5
Investments in affiliates	507.2	436.9
Deferred tax assets, other current and noncurrent assets	1,300.7	1,025.9
Intangible assets, net	341.0	364.4
Goodwill	1,327.0	1,310.8
Consolidated total assets	$11,394.0	$10,103.7

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

19.    COMMITMENTS AND CONTINGENCIES

Leases

    Lease payment amounts for operating and finance leases with remaining terms greater than one year as of June 30, 2023 and December 31, 2022 were as follows (in millions):

	June 30, 2023		December 31, 2022
	Operating Leases(1)	Finance Leases	Operating Leases(1)	Finance Leases
2023	$26.7	$0.4	$47.8	$0.8
2024	44.2	0.6	36.6	0.6
2025	34.3	0.5	27.0	0.4
2026	24.9	0.3	19.1	0.2
2027	15.7	0.3	13.4	0.2
Thereafter	58.2	6.2	51.2	6.0
Total lease payments	204.0	8.3	195.1	8.2
Less: imputed interest(2)	(29.4)	(2.1)	(27.5)	(2.1)
Present value of leased liabilities	$174.6	$6.2	$167.6	$6.1
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

    At June 30, 2023, the Company had outstanding guarantees of indebtedness owed to related and third parties of approximately $33.1 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2028. Losses under such guarantees historically have been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid. The Company also has obligations to guarantee indebtedness owed to certain of its finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant, and the guarantees are not material. The Company believes the credit risk associated with these guarantees is not material.

    In addition, at June 30, 2023, the Company had accrued approximately $15.4 million of outstanding guarantees of residual values that may be owed to its finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under these guarantees is approximately $187.0 million.

Other

    At June 30, 2023, the Company had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $4,474.4 million. The outstanding contracts as of June 30, 2023 range in maturity through December 2023. The Company also had outstanding designated steel commodity contracts with a gross notional amount of approximately $2.6 million that range in maturity through October 2023.

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

Contingencies
    In 2008 and 2012, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. See Note 12 for the discussion of the Company's resolution of the disputed deductions under a tax amnesty program.

    During 2017, the Company purchased Precision Planting, which provides precision agricultural technology solutions. In 2018, Deere & Company (“Deere”) filed separate complaints in the U.S. District Court of Delaware against the Company and Precision Planting alleging that certain products of those entities infringed certain patents of Deere. The two complaints subsequently were consolidated into a single case, Case No. 1:18-cv-00827-CFC. In July 2022, the case was tried before a jury, which determined that the Company and Precision Planting had not infringed the Deere patents. Following customary post-trial procedures, the Court entered a judgement in the Company’s favor, and in April 2023 Deere filed a Notice of Appeal with the U.S. Court of Appeals for the Federal Circuit. The Company has an indemnity right under the purchase agreement related to the acquisition of Precision Planting from its previous owner. Pursuant to that right, the previous owner of Precision Planting currently is responsible for the litigation costs associated with the complaint and is obligated to reimburse AGCO for some or all of the damages in the event of an adverse outcome in the litigation.

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

    Significant changes in the balance of contract liabilities for the three and six months ended June 30, 2023 and 2022 were as follows (in millions):

	Three Months Ended June 30,
	2023	2022
Balance at beginning of period	$259.6	$232.4
Advance consideration received	58.0	31.5
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(26.8)	(20.4)
Revenue recognized during the period related to grain storage and protein production systems	(17.9)	(13.9)
Foreign currency translation	1.7	(11.9)
Balance at June 30	$274.6	$217.7

	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$239.0	$226.2
Advance consideration received	116.5	74.5
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(51.7)	(39.0)
Revenue recognized during the period related to grain storage and protein production systems	(33.9)	(28.5)
Foreign currency translation	4.7	(15.5)
Balance at June 30	$274.6	$217.7

    The contract liabilities are classified as either “Accrued expenses” or “Other current liabilities” and “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2023, the Company recognized approximately $34.3 million and $70.0 million of revenue that was recorded as a contract liability at the beginning of 2023. During the three and six months ended June 30, 2022, the Company recognized approximately $28.3 million and $52.4 million of revenue that was recorded as a contract liability at the beginning of 2022.

Remaining Performance Obligations

    The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2023 are $85.2 million for the remainder of 2023, $83.3 million in 2024, $51.9 million in 2025, $25.5 million in 2026 and $14.2 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Disaggregated Revenue

    Net sales for the three months ended June 30, 2023 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America(1)	Europe/Middle East	Asia/Pacific/Africa	Consolidated(1)
Primary geographical markets:
United States	$771.7	$—	$—	$—	$771.7
Canada	184.7	—	—	—	184.7
Brazil	—	512.0	—	—	512.0
Other South America	—	83.4	—	—	83.4
Germany	—	—	453.2	—	453.2
France	—	—	373.7	—	373.7
United Kingdom and Ireland	—	—	172.9	—	172.9
Finland and Scandinavia	—	—	225.9	—	225.9
Italy	—	—	141.6	—	141.6
Other Europe	—	—	512.7	—	512.7
Middle East and Algeria	—	—	110.8	—	110.8
Africa	—	—	—	35.1	35.1
Asia	—	—	—	102.1	102.1
Australia and New Zealand	—	—	—	99.3	99.3
Mexico, Central America and Caribbean	40.4	3.1	—	—	43.5
	$996.8	$598.6	$1,990.8	$236.5	$3,822.7

Major products:
Tractors	$335.4	$371.7	$1,393.3	$131.9	$2,232.3
Replacement parts	130.2	38.9	299.1	23.5	491.7
Grain storage and protein production systems	189.2	38.9	49.7	35.2	313.0
Combines, application equipment and other machinery	342.0	149.1	248.7	45.9	785.7
	$996.8	$598.6	$1,990.8	$236.5	$3,822.7
____________________________________
(1) Rounding may impact the summation of amounts.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the three months ended June 30, 2022 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East(1)	Asia/Pacific/Africa	Consolidated(1)
Primary geographical markets:
United States	$583.4	$—	$—	$—	$583.4
Canada	125.8	—	—	—	125.8
Brazil	—	423.5	—	—	423.5
Other South America	—	92.0	—	—	92.0
Germany	—	—	288.1	—	288.1
France	—	—	257.6	—	257.6
United Kingdom and Ireland	—	—	157.8	—	157.8
Finland and Scandinavia	—	—	196.1	—	196.1
Italy	—	—	103.7	—	103.7
Other Europe	—	—	417.6	—	417.6
Middle East and Algeria	—	—	46.6	—	46.6
Africa	—	—	—	34.5	34.5
Asia	—	—	—	97.3	97.3
Australia and New Zealand	—	—	—	86.7	86.7
Mexico, Central America and Caribbean	30.7	3.7	—	—	34.4
	$739.9	$519.2	$1,467.6	$218.5	$2,945.2

Major products:
Tractors	$263.4	$291.3	$976.5	$112.4	$1,643.6
Replacement parts	119.5	36.6	270.8	23.1	450.0
Grain storage and protein production systems	155.5	41.6	45.7	43.6	286.4
Combines, application equipment and other machinery	201.5	149.7	174.5	39.4	565.1
	$739.9	$519.2	$1,467.6	$218.5	$2,945.2
____________________________________
(1) Rounding may impact the summation of amounts.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the six months ended June 30, 2023 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$1,531.8	$—	$—	$—	$1,531.8
Canada	312.6	—	—	—	312.6
Brazil	—	937.5	—	—	937.5
Other South America	—	157.1	—	—	157.1
Germany	—	—	848.6	—	848.6
France	—	—	675.1	—	675.1
United Kingdom and Ireland	—	—	347.8	—	347.8
Finland and Scandinavia	—	—	405.9	—	405.9
Italy	—	—	233.8	—	233.8
Other Europe	—	—	957.0	—	957.0
Middle East and Algeria	—	—	226.4	—	226.4
Africa	—	—	—	65.5	65.5
Asia	—	—	—	188.8	188.8
Australia and New Zealand	—	—	—	185.0	185.0
Mexico, Central America and Caribbean	75.5	7.8	—	—	83.3
	$1,919.9	$1,102.4	$3,694.6	$439.3	$7,156.2

Major products:
Tractors	$647.5	$654.6	$2,599.0	$239.1	$4,140.2
Replacement parts	232.0	82.3	582.3	50.8	947.4
Grain storage and protein production systems	336.3	79.6	83.8	69.2	568.9
Combines, application equipment and other machinery	704.1	285.9	429.5	80.2	1,499.7
	$1,919.9	$1,102.4	$3,694.6	$439.3	$7,156.2

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the six months ended June 30, 2022 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America(1)	South America	Europe/Middle East(1)	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$1,153.7	$—	$—	$—	$1,153.7
Canada	226.9	—	—	—	226.9
Brazil	—	697.1	—	—	697.1
Other South America	—	171.3	—	—	171.3
Germany	—	—	605.3	—	605.3
France	—	—	529.2	—	529.2
United Kingdom and Ireland	—	—	303.2	—	303.2
Finland and Scandinavia	—	—	393.1	—	393.1
Italy	—	—	175.2	—	175.2
Other Europe	—	—	784.7	—	784.7
Middle East and Algeria	—	—	80.0	—	80.0
Africa	—	—	—	70.5	70.5
Asia	—	—	—	201.9	201.9
Australia and New Zealand	—	—	—	171.3	171.3
Mexico, Central America and Caribbean	60.3	7.2	—	—	67.5
	$1,440.9	$875.6	$2,870.7	$443.7	$5,630.9

Major products:
Tractors	$515.3	$497.9	$1,891.6	$237.8	$3,142.6
Replacement parts	214.1	74.8	556.8	49.8	895.5
Grain storage and protein production systems	286.7	81.6	77.0	81.1	526.4
Combines, application equipment and other machinery	424.9	221.3	345.2	75.0	1,066.4
	$1,440.9	$875.6	$2,870.7	$443.7	$5,630.9
____________________________________
(1) Rounding may impact the summation of amounts.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
    Our operations are subject to the cyclical and seasonal nature of the agricultural industry. Sales of our equipment are affected by, among other things, changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, commodity prices and general economic conditions. We record sales when we sell equipment and replacement parts to our independent dealers, distributors and other customers. To the extent possible, we attempt to sell products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal demands on manufacturing operations and to minimize our investment in inventories. However, retail sales by dealers to farmers are highly seasonal and largely are a function of the timing of the planting and harvesting seasons. As a result, our net sales historically have been the lowest in the first quarter and have increased in subsequent quarters.

    The COVID-19 pandemic and other economic and geopolitical factors, including inflation and the conflict in Ukraine, continue to create volatility in the global economy, including the potential for energy shortages, employment disruptions, supply chain constraints and delays in deliveries, as well as logistics interruptions. These factors, along with fluctuating industrial demand, can have an adverse effect on production levels, particularly as a result of delays in the receipts of parts and components. We may continue to face supplier delays in all regions as well as challenges with logistics, and we continue to work to mitigate the impact of these issues in order to meet end-market demand.

RESULTS OF OPERATIONS
    For the three months ended June 30, 2023, we generated net income of approximately $319.2 million, or $4.26 per share, compared to approximately $177.7 million or $2.37 per share, for the same period in 2022. For the six months ended June 30, 2023, we generated net income of approximately $551.8 million, or $7.36 per share, compared to approximately $329.5 million, or $4.40 per share, for the same period in 2022.

    Net sales during the three and six months ended June 30, 2023 were approximately $3,822.7 million and $7,156.2 million, respectively, which were approximately 29.8% and 27.1% higher than the same periods in 2022. These increases were primarily as a result of favorable pricing and net sales growth in high horsepower tractors, combines and application equipment, which more than offset the negative impact of currency translation. Regionally, net sales were higher in all four geographical regions, excluding the negative impact of currency translation, for the three and six months ended June 30, 2023 compared to the same periods in 2022, as presented below.

    Income from operations for the three months ended June 30, 2023 was approximately $496.4 million compared to approximately $263.5 million for the same period in 2022. Income from operations for the six months ended June 30, 2023 was approximately $883.7 million compared to approximately $467.5 million for the same period in 2022. These increases were primarily the result of higher net sales and production volumes, along with a richer sales mix and positive net pricing, offsetting material cost inflation, compared to the same periods in 2022.

    Regionally, income from operations in our Europe/Middle East region increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 due to higher net sales and production levels and positive net pricing. In our North American region, income from operations increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 due to increased net sales and production volumes, as well as positive net pricing and a richer sales mix. In our South American region, income from operations increased in the three and six months ended June 30, 2023 compared to the same periods in 2022 due to the benefit of higher net sales and production volumes, as well as a favorable sales mix and net pricing. In our Asia/Pacific/Africa (“APA”) region, income from operations decreased for the three and six months ended June 30, 2023 compared to the same periods in 2022, primarily due to a weaker sales mix and higher logistics costs.

Industry Market Conditions
    Agricultural commodity prices continue to support favorable farm fundamentals resulting in strong demand for larger agricultural equipment as farmers continue to replace aging machines. Farmer input costs have moderated from levels experienced during 2022, and easing supply chain constraints are enabling industry production to keep pace with market demand. Future demand for agricultural equipment will be influenced by farm income, which is a function of commodity and protein prices, crop yields and government support. Recent volatility of commodity prices due to uncertainty of current crop yield in the northern hemisphere has tempered farmer sentiment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

    In North America, industry unit retail sales of utility and high horsepower tractors for the first six months of 2023 decreased approximately 2% compared to the same period in 2022. The decrease was driven by lower sales of smaller tractors, partially offset by increased sales of higher horsepower units. Industry unit retail sales of combines for the first six months of 2023 increased approximately 57% compared to the same period in 2022 due to improving supply chains.

    In Western Europe, industry unit retail sales of tractors decreased approximately 1% for the first six months of 2023 compared to the same period in 2022. Farmer sentiment in the region continues to be negatively influenced by the conflict in Ukraine and input cost inflation. Industry unit retail sales of combines for the first six months of 2023 increased approximately 44% compared to the first six months of 2022 due to supply chain constraints experienced in 2022.

    In South America, industry unit retail sales of tractors decreased approximately 3% for the first six months of 2023 compared to the same period in 2022. Industry unit retail sales of combines for the first six months of 2023 decreased approximately 3% compared to the first six months of 2022. Healthy farm income, supportive exchange rates and continued expansion in planted acreage are driving increased investments in high tech farm equipment, resulting in an outlook of modestly positive demand in the South American tractor industry in 2023 compared to elevated levels in the prior year.

STATEMENTS OF OPERATIONS
    Net sales for the three months ended June 30, 2023 were approximately $3,822.7 million compared to approximately $2,945.2 million for the same period in 2022. Net sales for the six months ended June 30, 2023 were approximately $7,156.2 million compared to approximately $5,630.9 million for the same period in 2022. The following tables set forth, for the three and six months ended June 30, 2023, the impacts to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended June 30,		Change		Change Due to Currency Translation
	2023	2022	$	%	$	%
Europe/Middle East	$1,990.8	$1,467.6	$523.2	35.7%	$(4.1)	(0.3)%
North America	996.8	739.9	256.9	34.7%	(2.8)	(0.4)%
South America	598.6	519.2	79.4	15.3%	(3.8)	(0.7)%
Asia/Pacific/Africa	236.5	218.5	18.0	8.2%	(12.0)	(5.5)%
	$3,822.7	$2,945.2	$877.5	29.8%	$(22.7)	(0.8)%

	Six Months Ended June 30,		Change		Change Due to Currency Translation
	2023	2022	$	%	$	%
Europe/Middle East	$3,694.6	$2,870.7	$823.9	28.7%	$(128.1)	(4.5)%
North America	1,919.9	1,440.9	479.0	33.2%	(7.8)	(0.5)%
South America	1,102.4	875.6	226.8	25.9%	(6.7)	(0.8)%
Asia/Pacific/Africa	439.3	443.7	(4.4)	(1.0)%	(26.3)	(5.9)%
	$7,156.2	$5,630.9	$1,525.3	27.1%	$(168.9)	(3.0)%
    Regionally, net sales in our EME region were higher during the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to higher net sales of high horsepower tractors, utility tractors and combines, as well as positive pricing impacts, partially offset by negative foreign currency translation. Net sales in North America increased during the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to higher net sales of high horsepower tractors, application equipment and combines, as well as positive pricing impacts to offset inflationary cost pressures. Net sales in South America increased during the three and six months ended June 30, 2023 compared to the same periods in 2022, primarily as a result of higher net sales of high horsepower tractors and planters, as well as favorable pricing impacts. In our APA region, net sales increased during the three and six months ended June 30, 2023 compared to the same periods in 2022, excluding the negative impact of currency translation, primarily driven by higher net sales in Australia and China, which were partially offset by delayed shipments from European factories.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    We estimate our worldwide average price increase was approximately 14.1% and 13.0%, respectively, during the three and six months ended June 30, 2023 compared to the same prior-year periods. Consolidated net sales of tractors and combines, which combined comprised approximately 63.5% and 62.8% of our net sales for the three and six months ended June 30, 2023, respectively, increased approximately 38.6% and 34.4% compared to the same periods in 2022. Unit sales of tractors and combines increased approximately 11.2% and 8.1%, respectively, for the three and six months ended June 30, 2023 compared to the same periods in 2022. The difference between the unit sales change and the change in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

    The following tables set forth, for the periods indicated, the percentage of net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended June 30,
	2023		2022
	$	% of Net Sales	$	% of Net Sales
Gross profit	$1,005.7	26.3%	$690.5	23.4%
Selling, general and administrative expenses	349.3	9.1%	302.5	10.3%
Engineering expenses	138.8	3.6%	107.1	3.6%
Amortization of intangibles	14.1	0.4%	15.4	0.5%
Restructuring expenses	6.1	0.2%	0.4	—%
Bad debt expense	1.0	—%	1.6	0.1%
Income from operations	$496.4	13.0%	$263.5	8.9%

	Six Months Ended June 30,
	2023		2022
	$	% of Net Sales(1)	$	% of Net Sales
Gross profit	$1,860.6	26.0%	$1,321.8	23.5%
Selling, general and administrative expenses	679.6	9.5%	573.6	10.2%
Engineering expenses	258.4	3.6%	207.4	3.7%
Amortization of intangibles	28.9	0.4%	30.7	0.5%
Impairment charges	—	—%	36.0	0.6%
Restructuring expenses	7.5	0.1%	3.4	0.1%
Bad debt expense	2.5	—%	3.2	0.1%
Income from operations	$883.7	12.3%	$467.5	8.3%
____________________________________
(1) Rounding may impact the summation of amounts.

    Gross profit as a percentage of net sales increased for the three and six months ended June 30, 2023 compared to the same periods in 2022. These increases were primarily as a result of higher sales and production levels, as well as favorable pricing that more than offset inflationary material and freight cost increases.

    Global production hours increased approximately 18.0% and 13.1%, respectively, in the three and six months ended June 30, 2023 compared to the same periods in 2022. These increases were primarily due to robust market demand during the three and six months ended June 30, 2023, as well as easing of supply chain and logistics disruptions experienced in 2022. In addition, second quarter 2022 production levels were negatively impacted by a cyberattack we experienced in May 2022. Some of our production facilities continue to face supply chain and logistics disruptions that have impacted our ability to produce and ship units, which also has contributed to labor inefficiencies and resulted in higher than anticipated raw material and work in process inventory levels. We also are continuing to experience material, labor and freight cost inflation. These factors may continue, which could impact production and inventory levels and net sales and margins in future periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

    We recorded approximately $0.5 million and $1.0 million of stock compensation expense within cost of goods sold during the three and six months ended June 30, 2023, respectively, compared to approximately $0.3 million and $0.6 million for the comparable periods in 2022, respectively. See below and refer to Note 4 to our Condensed Consolidated Financial Statements for additional information on stock compensation expense.

    Selling, general and administrative expenses (“SG&A expenses”) as a percentage of net sales were lower for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to higher net sales and foreign currency translation impacts. We recorded approximately $12.8 million and $26.3 million of stock compensation expense within SG&A expenses during the three and six months ended June 30, 2023, compared to approximately $10.3 million and $17.0 million during the same periods in 2022. Refer to Note 4 to our Condensed Consolidated Financial Statements for additional information on stock compensation expense.

    The restructuring expenses of approximately $6.1 million and $7.5 million, respectively, recorded during the three and six months ended June 30, 2023, primarily related to severance and other related costs associated with the rationalization of certain South American, North American, European and Asian manufacturing operations. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information.

    “Interest expense, net” was approximately $5.8 million and $6.3 million, respectively, for the three and six months ended June 30, 2023 compared to approximately $5.9 million and $6.3 million, respectively, for the comparable periods in 2022. See “Liquidity and Capital Resources” for further information.

    “Other expense, net” was approximately $78.0 million and $128.4 million, respectively, for the three and six months ended June 30, 2023 compared to approximately $21.7 million and $39.2 million, respectively, for the comparable periods in 2022. The increase in “Other expense, net” reflects an increase in foreign exchange losses related to the devaluation of the Turkish lira and Argentina peso during the six months ended June 30, 2023 as compared to the same period in 2022. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in “Other expense, net,” were approximately $30.3 million and $58.8 million, respectively, for the three and six months ended June 30, 2023 compared to approximately $10.2 million and $18.1 million, respectively, for the comparable periods in 2022. The increase in losses for the three and six months ended June 30, 2023 was primarily a result of higher sales of accounts receivable and higher interest rates as compared to 2022.

    We recorded an income tax provision of approximately $111.0 million and $231.2 million, respectively, for the three and six months ended June 30, 2023 compared to approximately $71.5 million and $131.7 million, respectively, for the comparable periods in 2022. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. We maintain a valuation allowance to reserve against our net deferred tax assets in certain foreign jurisdictions. In addition, we recorded approximately $26.4 million within our income tax provision during the six months ended June 30, 2023 associated with our enrollment in a Brazilian tax amnesty program as is more fully described in Note 12 of our Condensed Consolidated Financial Statements.

    Equity in net earnings of affiliates, which is primarily comprised of income from our AGCO Finance joint ventures, was approximately $17.6 million and $34.0 million, respectively, the three and six months ended June 30, 2023 compared to approximately $13.2 million and $24.3 million, respectively, for the comparable periods in 2022 primarily due to higher earnings in our European finance joint ventures. A write-down of our investment in our Russian finance joint venture of approximately $4.8 million was recorded during the three months ended March 31, 2022. The Russian finance joint venture was sold during the three months ended December 31, 2022. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations.

    There was no loss or income attributable to noncontrolling interests during the three and six months ended June 30, 2023 compared to approximately $0.1 million and $14.9 million, respectively, of losses in the same periods in 2022. The losses during 2022 related to our Russia joint venture.

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

    As of June 30, 2023, our investment in the finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $457.9 million compared to $390.2 million as of December 31, 2022. The total finance portfolio in our finance joint ventures was approximately $12.6 billion and $11.8 billion as of June 30, 2023 and December 31, 2022, respectively. The total finance portfolio as of June 30, 2023 included approximately $10.1 billion of retail receivables and $2.5 billion of wholesale receivables from our dealers. The total finance portfolio as of December 31, 2022 included approximately $9.5 billion of retail receivables and $2.3 billion of wholesale receivables from our dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. During the six months ended June 30, 2023, we made an investment in our Brazilian finance joint venture of approximately $24.6 million. There were no dividends paid from our finance joint ventures during 2023. For the six months ended June 30, 2023, our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Condensed Consolidated Statements of Operations, was approximately $33.1 million compared to approximately $24.6 million for the same period in 2022. In addition, during the six months ended June 30, 2022 we recorded a write-down of our investment in our Russian finance joint venture of approximately $4.8 million, reflected within “Equity in net earnings of affiliates” in our Condensed Consolidated Statements of Operations. The Russian finance joint venture was sold during the three months ended December 31, 2022.

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

June 30, 2023(1)
Credit facility, expires 2027	$927.9
1.002% Senior term loan due 2025	272.9
Senior term loans due between 2023 and 2028	348.8
0.800% Senior notes due 2028	655.0
Other long-term debt	4.1
____________________________________
(1) The amounts above are gross of debt issuance costs of an aggregate amount of approximately $3.4 million.

    In December 2022, we, certain of our subsidiaries and Rabobank, and other named lenders entered into an amendment to our credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“credit facility”), which

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
replaced our former $800.0 million multi-currency unsecured revolving credit facility, which is discussed below. The amendment provided an additional $450.0 million in borrowing capacity. An initial borrowing under the credit facility was used to repay and retire a $240.0 million short-term multi-currency revolving credit facility with Rabobank that matured on March 31, 2023. The credit facility consists of a $325.0 million U.S. dollar tranche and a $925.0 million multi-currency tranche for loans denominated in U.S. Dollars, Euros or other currencies to be agreed upon. The credit facility matures on December 19, 2027. Interest accrues on amounts outstanding for any borrowings denominated in U.S. dollars, at our option, at either (1) the Secured Overnight Financing Rate (“SOFR”) plus 0.1% plus a margin ranging from 0.875% to 1.875% based on our credit rating, or (2) the base rate, which is the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) Term SOFR for a one-month tenor plus 1.0%, plus a margin ranging from 0.000% to 0.875% based on our credit rating. Interest accrues on amounts outstanding for any borrowings denominated in Euros at the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 0.875% to 1.875% based on our credit rating. As of June 30, 2023, we had approximately $927.9 million outstanding borrowings under the revolving credit facility and had the ability to borrow approximately $322.1 million.

    In June 2022, we entered into an uncommitted revolving credit facility that allows us to borrow up to €100.0 million (or approximately $109.2 million as of June 30, 2023). The credit facility expires on December 31, 2026. Any loans will bear interest at the EURIBOR plus a credit spread. As of June 30, 2023, we had no outstanding borrowings under the revolving credit facility.

    On October 6, 2021, we issued €600.0 million (or approximately $655.0 million as of June 30, 2023) of senior notes at an issue price of 99.993%. The notes mature on October 6, 2028, and interest is payable annually, in arrears, at 0.800%. The senior notes contain covenants restricting, among other things, the incurrence of certain secured indebtedness. The senior notes are subject to both optional and mandatory redemption in certain events.

    On January 25, 2019, we borrowed €250.0 million (or approximately $272.9 million as of June 30, 2023) from the European Investment Bank. The loan matures on January 24, 2025. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears.

    In October 2016, we borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements. These agreements had maturities ranging from October 2019 to October 2026. In August 2018, we borrowed an additional aggregate amount of indebtedness of €338.0 million through a group of another seven related term loan agreements. The provisions of the term loan agreements are identical in nature with the exception of interest rate terms and maturities. Of the 2016 term loans, we repaid an aggregate amount of €249.0 million in October 2019, October 2021 and April 2022. Of the 2018 senior term loans, we repaid an aggregate amount of €144.5 million in August 2021 and February 2022. In aggregate, as of June 30, 2023, we have indebtedness of approximately €319.5 million (or approximately $348.8 million) through a group of six remaining term loan agreements. Two of the term loan agreements in the aggregate amount of €173.0 million (or approximately $188.8 million net of debt issuance costs, as of June 30, 2023) will mature in August and October 2023. We expect to pay the amounts that mature during 2023 either through refinancing them under a similar program or cash on hand or funding available to us through our revolving credit facility. As of June 30, 2023, for the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 1.20% to 2.26% and maturity dates between August 2023 and August 2028. For the term loan with a floating interest rate, interest is payable in arrears on a semi-annual basis, with an interest rate based on the EURIBOR plus a margin of 1.10% and a maturity date of August 2025. On August 1, 2023, we repaid our 2018 senior term loan due August 2023 of €99.5 million (or approximately $109.2 million).

    As of June 30, 2023 and December 31, 2022, we had other short-term borrowings due within one year of approximately $56.0 million and $8.9 million, respectively.

    We are in compliance with the financial covenants contained in these facilities and expect to continue to maintain such compliance. Should we ever encounter difficulties, our historical relationship with our lenders has been strong, and we anticipate their continued long-term support of our business.

    Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of June 30, 2023 and December 31, 2022, the cash

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.9 billion and $1.8 billion, respectively.

    In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. As of June 30, 2023 and December 31, 2022, the cash received from these arrangements was approximately $227.4 million and $226.0 million, respectively.

    Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements are also without recourse to us. As of June 30, 2023 and December 31, 2022, these finance joint ventures had approximately $130.0 million and $69.5 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

    In order to efficiently manage our liquidity, we generally pay vendors in accordance with negotiated terms. To enable vendors to obtain payment in advance of our payment due dates to them, we have established programs in certain markets with financial institutions under which the vendors have the option to be paid by the financial institutions earlier than the payment due dates. Should we not be able to negotiate extended payment terms with our vendors, or should financial institutions no longer be willing to participate in early payment programs with us, we would expect to have sufficient liquidity to timely pay our vendors without any material impact on us or our financial position. As of June 30, 2023 and December 31, 2022, the amount outstanding that remains unpaid to the banks or other intermediaries associated with these programs totaled $93.8 million and $121.5 million, respectively. Refer to Note 10 of our Condensed Consolidated Financial Statements for further discussion.

    Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 34.8% and 27.3% at June 30, 2023 and December 31, 2022, respectively.

Cash Flows

    Cash flows used in operating activities were approximately $365.0 million for the first six months of 2023 compared to $566.2 million for the same period in 2022. The decrease in cash flows used in operating activities during the six months ended June 30, 2023 was primarily as a result of an increase in net income as compared to the same period in 2022. Supply chain disruptions continued to result in higher raw material and work-in-process inventory levels during the first six months of 2023.

    Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had approximately $2,444.5 million in working capital at June 30, 2023 as compared to $1,651.3 million at December 31, 2022 and $2,073.8 million at June 30, 2022. Accounts receivable and inventories, combined, as of June 30, 2023 were approximately $1,125.3 million and $1,004.7 million higher, respectively, than at December 31, 2022 and June 30, 2022. Accounts receivable and inventories, combined, at June 30, 2023 were higher than at December 31, 2022 and June 30, 2022 primarily due to higher net sales and the continuing impact of supply chain constraints.

    Capital expenditures for the first six months of 2023 were approximately $237.0 million compared to $139.2 million for the same period in 2022 primarily due to capital investments made in our smart farming and precision agriculture manufacturing capacity. We anticipate capital expenditures for the full year of 2023 will be approximately $400.0 million and will be used primarily to upgrade our system capabilities, improve our factory productivity, and to support the development and enhancement of new and existing products, including investments in smart farming, precision agriculture and digital technologies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Share Repurchase and Dividends
    During the three and six months ended June 30, 2023, we did not purchase any shares directly or enter into any accelerated share repurchase agreements. As of June 30, 2023, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $110.0 million, which has no expiration date. In addition, on April 27, 2023, our Board of Directors approved an increase to our quarterly dividend commencing in the second quarter of 2023 by 21% to $0.29 per common share and declared a special variable dividend of $5.00 per common share that was paid during the second quarter of 2023.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
    We are party to a number of commitments and other financial arrangements, which may include off-balance sheet arrangements. At June 30, 2023, we guaranteed indebtedness owed to third parties of approximately $33.1 million, primarily related to dealer and end-user financing of equipment. In addition, we had accrued approximately $15.4 million of outstanding guarantees of residual values that may be owed to our finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantee is approximately $187.0 million. We also sell a majority of our wholesale receivables in North America, Europe and Brazil to our U.S., Canadian, European and Brazilian finance joint ventures. At June 30, 2023, we had outstanding designated and non-designated foreign currency contracts with a gross notional amount of approximately $4.5 billion. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 13, 15 and 19 of our Condensed Consolidated Financial Statements, for further discussion of these matters.

Contingencies
    As part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries. Refer to Note 12 of our Condensed Consolidated Financial Statements for further discussion of this matter.
    During 2017, we purchased Precision Planting, which provides precision agricultural technology solutions. In 2018, Deere & Company (“Deere”) filed separate complaints in the U.S. District Court of Delaware against us and Precision Planting alleging that certain products of those entities infringed certain patents of Deere. The two complaints subsequently were consolidated into a single case. In July 2022, the case was tried before a jury, which determined that we and Precision Planting had not infringed the Deere patents. Following customary post-trial procedures, the Court entered a judgement in our favor, and in April 2023 Deere filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit. We have an indemnity right under the purchase agreement related to the acquisition of Precision Planting from its previous owner. Pursuant to that right, the previous owner of Precision Planting currently is responsible for the litigation costs associated with the complaint and is obligated to reimburse us for some or all of the damages in the event of an adverse outcome in the litigation. Refer to Note 19 of our Condensed Consolidated Financial Statements for further discussion of this matter.

OUTLOOK
    Global industry demand for farm equipment, driven by continued strong commodity prices and healthy farm economics, is expected to be relatively flat during 2023 in most major markets. Our net sales are expected to increase in 2023 compared to 2022, resulting from improved net sales and production volumes as well as pricing. Gross and operating margins are expected to improve from 2022 levels, reflecting the impact of higher net sales and production volumes, expected improvements in factory productivity, a favorable sales mix, as well as pricing initiatives to offset material cost inflation. Engineering expenses and other technology investments are expected to increase during 2023 compared to 2022 to support our product development plans as well as our precision agriculture and digital initiatives.

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
•    technological difficulties;
•    the impact of the COVID-19, or other future pandemics, on product demand and production;
•    the occurrence of future cyberattacks, including ransomware attacks; and
•    the conflict in Ukraine.

    We depend on suppliers for components, parts and raw materials for our products, and any failure by our suppliers to provide products as needed, or by us to promptly address supplier issues, will adversely impact our ability to timely and efficiently manufacture and sell products. Recently suppliers of several key parts and components have not been able to meet our demand and we have had to decrease our production levels. In addition, the potential of future natural gas shortages in Europe, as well as predicted overall shortages in other energy sources, could also negatively impact our production and that of our supply chain in the future. It is unclear when these supply chain disruptions will be restored or what the ultimate impact on production, and consequently sales, will be.

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

    We have a wholly-owned subsidiary in Turkey that distributes agricultural equipment and replacement parts within Turkey. The Turkish economy is highly inflationary. For the six months ended and as of June 30, 2023, our wholly-owned subsidiary in Turkey had net sales of approximately $221.7 million and total assets of approximately 3.7 billion Turkish lira (or approximately $141.4 million). The monetary assets and liabilities denominated in the Turkish lira were approximately 3.0 billion Turkish lira (or approximately $117.0 million) and approximately 2.6 billion Turkish lira (or approximately $98.5 million), respectively, as of June 30, 2023. The Turkish lira significantly depreciated during the month of June 2023, and as a result, we experienced and recorded foreign exchange losses during the second quarter of 2023 associated with the devaluation.

    We are subject to the risk of the imposition of limitations by governments on international transfers of funds.
For example, in recent years, the Argentine government has substantially limited the ability of companies to transfer funds out of Argentina. As a consequence of these limitations, the spread between the official government exchange rate and the exchange rates resulting implicitly from certain capital market operations, usually effected to obtain U.S. dollars, has broadened significantly. We have a wholly-owned subsidiary in Argentina that assembles and distributes agricultural equipment and replacement parts within Argentina. We determined that the Argentina economy was highly inflationary during the third quarter of 2018. For the six months ended and as of June 30, 2023, our wholly-owned subsidiary in Argentina had net sales of approximately $93.6 million and total assets of approximately 44.4 billion pesos (or approximately $173.2 million). The monetary assets of our operations in Argentina denominated in pesos at the official government rate were approximately 14.9 billion pesos (or approximately $58.0 million), inclusive of approximately 7.5 billion pesos (or approximately $29.2 million) in cash and cash equivalents, as of June 30, 2023. The monetary liabilities of our operations in Argentina denominated in pesos at the official government rate were approximately 6.7 billion pesos (or approximately $28.4 million) as of June 30, 2023. In addition, we have an obligation to reimburse AGCO Capital Argentina S.A., one of our finance joint ventures with Rabobank, up to $10 million under a guarantee related to the ability of AGCO Capital Argentina S.A. to transfer funds out of Argentina. The finance joint venture in Argentina has net monetary assets denominated in pesos at the official government rate of approximately 24.0 billion pesos (or approximately $6.2 million), of which a majority is cash and cash equivalents, as of June 30, 2023. Future impairments and charges are possible in connection with these exposures.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk Management
    For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022. As of the second quarter of 2023, there has been no material change in our exposure to market risks.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2023, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the six months ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
    There were no purchases of our common stock made by or on behalf of us during the three months ended June 30, 2023.

ITEM 5.    OTHER INFORMATION
    During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, are formatted in Inline XBRL:
(i) Condensed Consolidated Balance Sheets;
(ii) Condensed Consolidated Statements of Operations;
(iii) Condensed Consolidated Statements of Comprehensive Income;
(iv) Condensed Consolidated Statements of Cash Flows; and
(v) Notes to Condensed Consolidated Financial Statements
Filed herewith

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL	Filed herewith

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2023	/s/ Damon Audia
Damon Audia Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Lara T. Long
Lara T. Long Vice President, Chief Accounting Officer (Principal Accounting Officer)