Form 10-Q
period 2023-09-30
AGCO CORP /DE
filed 2023-11-08
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 3, 2023, there were 74,879,937 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$680.7	$789.5
Accounts and notes receivable, net	1,643.9	1,221.3
Inventories, net	3,726.0	3,189.7
Other current assets	624.5	538.8
Total current assets	6,675.1	5,739.3
Property, plant and equipment, net	1,750.4	1,591.2
Right-of-use lease assets	167.3	163.9
Investments in affiliates	512.2	436.9
Deferred tax assets	299.6	228.5
Other assets	315.2	268.7
Intangible assets, net	322.8	364.4
Goodwill	1,308.5	1,310.8
Total assets	$11,351.1	$10,103.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$79.9	$187.1
Short-term borrowings	25.9	8.9
Accounts payable	1,308.4	1,385.3
Accrued expenses	2,507.3	2,271.3
Other current liabilities	197.6	235.4
Total current liabilities	4,119.1	4,088.0
Long-term debt, less current portion and debt issuance costs	1,919.7	1,264.8
Operating lease liabilities	128.2	125.4
Pension and postretirement health care benefits	159.4	158.0
Deferred tax liabilities	112.5	112.0
Other noncurrent liabilities	556.6	472.9
Total liabilities	6,995.5	6,221.1
Commitments and contingencies (Note 19)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2023 and 2022	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 74,879,816 and 74,600,815 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	0.7	0.7
Additional paid-in capital	46.0	30.2
Retained earnings	6,045.7	5,654.6
Accumulated other comprehensive loss	(1,736.9)	(1,803.1)
Total AGCO Corporation stockholders’ equity	4,355.5	3,882.4
Noncontrolling interests	0.1	0.2
Total stockholders’ equity	4,355.6	3,882.6
Total liabilities and stockholders’ equity	$11,351.1	$10,103.7
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended September 30,
	2023	2022
Net sales	$3,455.5	$3,121.6
Cost of goods sold	2,521.5	2,382.7
Gross profit	934.0	738.9
Operating expenses:
Selling, general and administrative expenses	353.6	287.5
Engineering expenses	139.6	104.7
Amortization of intangibles	14.4	14.7
Restructuring expenses	0.8	1.0
Bad debt expense	2.0	(1.1)
Income from operations	423.6	332.1
Interest expense, net	5.5	2.3
Other expense, net	84.2	33.1
Income before income taxes and equity in net earnings of affiliates	333.9	296.7
Income tax provision	75.3	74.2
Income before equity in net earnings of affiliates	258.6	222.5
Equity in net earnings of affiliates	21.9	15.4
Net income	280.5	237.9
Net loss attributable to noncontrolling interests	0.1	—
Net income attributable to AGCO Corporation and subsidiaries	$280.6	$237.9
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$3.75	$3.19
Diluted	$3.74	$3.18
Cash dividends declared and paid per common share	$0.29	$0.24
Weighted average number of common and common equivalent shares outstanding:
Basic	74.9	74.6
Diluted	75.0	74.9
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Nine Months Ended September 30,
	2023	2022
Net sales	$10,611.7	$8,752.5
Cost of goods sold	7,817.1	6,691.8
Gross profit	2,794.6	2,060.7
Operating expenses:
Selling, general and administrative expenses	1,033.2	861.1
Engineering expenses	398.0	312.1
Amortization of intangibles	43.3	45.4
Impairment charges	—	36.0
Restructuring expenses	8.3	4.4
Bad debt expense	4.5	2.1
Income from operations	1,307.3	799.6
Interest expense, net	11.8	8.6
Other expense, net	212.6	72.3
Income before income taxes and equity in net earnings of affiliates	1,082.9	718.7
Income tax provision	306.5	205.9
Income before equity in net earnings of affiliates	776.4	512.8
Equity in net earnings of affiliates	55.9	39.7
Net income	832.3	552.5
Net loss attributable to noncontrolling interests	0.1	14.9
Net income attributable to AGCO Corporation and subsidiaries	$832.4	$567.4
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$11.11	$7.60
Diluted	$11.10	$7.58
Cash dividends declared and paid per common share	$5.81	$5.16
Weighted average number of common and common equivalent shares outstanding:
Basic	74.9	74.6
Diluted	75.0	74.9
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in millions)

	Three Months Ended September 30,
	2023	2022
Net income	$280.5	$237.9
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	(54.5)	(75.7)
Defined benefit pension plans, net of tax	1.9	(16.9)
Deferred gains and losses on derivatives, net of tax	0.5	1.3
Other comprehensive loss, net of reclassification adjustments	(52.1)	(91.3)
Comprehensive income	228.4	146.6
Comprehensive loss attributable to noncontrolling interests	0.1	—
Comprehensive income attributable to AGCO Corporation and subsidiaries	$228.5	$146.6

	Nine Months Ended September 30,
	2023	2022
Net income	$832.3	$552.5
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	64.1	(61.9)
Defined benefit pension plans, net of tax	5.6	(13.5)
Deferred gains and losses on derivatives, net of tax	(3.5)	(5.2)
Other comprehensive income (loss), net of reclassification adjustments	66.2	(80.6)
Comprehensive income	898.5	471.9
Comprehensive loss attributable to noncontrolling interests	0.1	14.0
Comprehensive income attributable to AGCO Corporation and subsidiaries	$898.6	$485.9

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$832.3	$552.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	168.9	157.1
Amortization of intangibles	43.3	45.4
Stock compensation expense	37.5	25.4
Impairment charges	—	36.0
Equity in net earnings of affiliates, net of cash received	(53.0)	(39.1)
Deferred income tax (benefit) provision	(55.2)	5.7
Other	17.1	2.3
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(481.6)	(302.2)
Inventories, net	(542.9)	(951.7)
Other current and noncurrent assets	(140.6)	(74.9)
Accounts payable	(56.1)	199.1
Accrued expenses	251.8	22.5
Other current and noncurrent liabilities	181.2	26.8
Total adjustments	(629.6)	(847.6)
Net cash provided by (used in) operating activities	202.7	(295.1)
Cash flows from investing activities:
Purchases of property, plant and equipment	(357.7)	(270.5)
Proceeds from sale of property, plant and equipment	5.2	2.5
Investments in unconsolidated affiliates	(21.3)	(1.6)
Purchase of businesses, net of cash acquired	(0.9)	(111.3)
Other	(4.0)	—
Net cash used in investing activities	(378.7)	(380.9)
Cash flows from financing activities:
Proceeds from indebtedness	725.5	1,046.5
Repayments of indebtedness	(148.5)	(158.8)
Payment of dividends to stockholders	(435.8)	(386.4)
Payment of minimum tax withholdings on stock compensation	(20.5)	(20.0)
Distributions to noncontrolling interest	—	(11.5)
Payment of debt issuance costs	(9.5)	(0.2)
Net cash provided by financing activities	111.2	469.6
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(44.0)	(75.7)
Decrease in cash, cash equivalents and restricted cash	(108.8)	(282.1)
Cash, cash equivalents and restricted cash, beginning of period	789.5	889.1
Cash, cash equivalents and restricted cash, end of period	$680.7	$607.0
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

    The Company has a wholly-owned subsidiary in Turkey that distributes agricultural equipment and replacement parts. On the basis of currently available data related to inflation indices and as a result of the devaluation of the Turkish lira relative to the United States dollar, the Turkish economy was determined to be highly inflationary. A highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. For the nine months ended and as of September 30, 2023, the Company's wholly-owned subsidiary in Turkey had net sales of approximately $292.9 million and total assets of approximately 3.5 billion Turkish lira (or approximately $126.5 million). The monetary assets and liabilities denominated in the Turkish lira were approximately 3.0 billion Turkish lira (or approximately $109.4 million) and approximately 2.3 billion Turkish lira (or approximately $85.4 million), respectively, as of September 30, 2023. The monetary assets and liabilities were remeasured into U.S. dollar based on exchange rates as of September 30, 2023.

    The Company is subject to the risk of the imposition of limitations by governments on international transfers of funds.
In recent years, the Argentine government has substantially limited the ability of companies to transfer funds out of Argentina. As a consequence of these limitations, the spread between the official government exchange rate and the exchange rates resulting implicitly from certain capital market operations, usually effected to obtain U.S. dollars, has broadened significantly. The Company has a wholly-owned subsidiary in Argentina that assembles and distributes agricultural equipment and replacement parts. The Company determined that the Argentina economy was highly inflationary during the third quarter of 2018. For the nine months ended and as of September 30, 2023, the Company's wholly-owned subsidiary in Argentina had net sales of approximately $164.6 million and total assets of approximately 82.8 billion pesos (or approximately $240.0 million). The monetary assets of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 25.6 billion pesos (or approximately $74.4 million), inclusive of approximately 14.1 billion pesos (or approximately $41.0 million) in cash and cash equivalents, as of September 30, 2023. The monetary liabilities of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 9.0 billion pesos (or approximately $26.2 million) as of September 30, 2023. The monetary assets and liabilities were remeasured into U.S. dollar based on exchange rates as of September 30, 2023. The Company's finance joint venture in Argentina, AGCO Capital Argentina S.A. ("AGCO Capital") has net monetary assets denominated in pesos at the official government rate of approximately 7.1 billion (or approximately $20.5 million) as of September 30, 2023, of which a majority is cash and cash equivalents. Future impairments and charges are possible in connection with these exposures.

Recent Accounting Pronouncements
    In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected versus incurred credit losses for financial assets. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which delays the effective date of ASU 2016-13 for smaller reporting companies and other non-SEC reporting entities. This delay applies to the Company’s equity method finance joint ventures, which were required to adopt ASU 2016-13 for annual periods beginning after December 15, 2022 and interim periods within those annual periods. The standard, and its subsequent modification, impacts the results of operations and financial condition of the Company’s finance joint ventures. For the adoption of the standard by the Company’s finance joint ventures on January 1, 2023 under the modified retrospective approach, the Company recognized the cumulative effect of ASU 2016-13 as an adjustment to the opening balance of

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

stockholders’ equity as of January 1, 2023 within “Retained earnings.” The cumulative effect was a reduction of approximately $5.5 million.
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
    The Company has adopted ASU 2021-08, “Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” effective for fiscal years beginning after December 15, 2022, which did not have a material impact on the Company's results of operations, financial condition or cash flows but may impact future acquisitions.

2.     ACQUISITIONS

    On September 28, 2023, the Company entered into a Sale and Contribution Agreement (the "Agreement") with Trimble Inc. ("Trimble") and its currently 100%-owned subsidiary Trimble Solutions, LLC (the "Joint Venture"). Among other things, the Agreement provides for (i) the contribution by Trimble to the Joint Venture of Trimble’s agricultural business, excluding certain Global Navigation Satellite System and guidance technologies, (ii) the contribution by the Company to the Joint Venture of the Company’s interest in JCA Industries, LLC d/b/a JCA Technologies ("JCA") in exchange for membership interests in the Joint Venture, and (iii) the purchase by the Company from Trimble of membership interests in exchange for the payment by the Company to Trimble of $2.0 billion in cash, subject to customary working capital and other adjustments. Immediately following the closing and as a result of the transaction, the Company will own an 85% interest in the Joint Venture. The closing is expected in the first half of 2024 and is subject to customary conditions, including compliance with antitrust and similar laws.

    In connection with the planned Joint Venture, also on September 28, 2023, the Company entered into a bridge facility commitment letter with Morgan Stanley Senior Funding Inc. ("Morgan Stanley") pursuant to which Morgan Stanley has committed to provide, subject to the terms and conditions set forth therein, a $2.0 billion senior unsecured 364-day bridge facility (the "Bridge Facility").

    During the three and nine months ended September 30, 2023, the Company paid $9.5 million in fees related to the Bridge Facility commitment which were recorded as a deferred asset included within “Other current assets” in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2023 and will be amortized to interest expense over the life of the commitment.

    On May 2, 2022, the Company acquired JCA for 63.0 million Canadian dollars (or approximately $49.2 million as of May 2, 2022). JCA is located in Winnipeg, Manitoba, Canada, and specializes in the design of electronic systems and software development to automate and control agricultural equipment. The Company allocated the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, other current and noncurrent assets, accounts payable, accrued expenses, other current and noncurrent liabilities, property, plant and equipment, deferred tax liabilities as well as customer relationship, technology and trademark identifiable intangible assets. The Company recorded approximately 43.9 million Canadian dollars (or approximately $34.0 million) of goodwill associated with the acquisition. The results of operations of JCA have been included in the Company’s Condensed Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s North America geographical reportable segment. Proforma financial information related to the acquisition of JCA was not material to the Company’s results of operations.

    On January 1, 2022, the Company acquired Appareo Systems, LLC (“Appareo”) for approximately $62.1 million, net of approximately $0.5 million of cash. As a result of the acquisition of the remaining 50% interest in IAS, the Company's previous operating joint venture with Appareo, the Company recorded a gain of approximately $3.4 million on the remeasurement of the previously held equity interest within “Other expense, net” in the Company's Condensed Consolidated Statements of Operations. The fair value of the previously held 50% interest in the joint venture as of the acquisition date was approximately $11.2 million. Appareo is headquartered in Fargo, North Dakota and offers engineering, manufacturing and technology for end-to-end product development. The Company allocated the purchase price to the assets acquired and liabilities

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

assumed based on preliminary estimates of their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, other current and noncurrent assets, assets held for sale, lease right-of-use assets and liabilities, accounts payable, accrued expenses, other current and noncurrent liabilities, property, plant and equipment, as well as customer relationship, technology, non-competition agreements and trademark identifiable intangible assets. The Company recorded approximately $25.8 million of goodwill associated with the acquisition. The results of operations of Appareo have been included in the Company’s Condensed Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s North America geographical reportable segment. Proforma financial information related to the acquisition of Appareo was not material to the Company’s results of operations.

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
	$37.9

3.    RESTRUCTURING EXPENSES AND IMPAIRMENT CHARGES

Restructuring Expenses

    In recent years, the Company has announced and initiated several actions to rationalize employee headcount in various manufacturing facilities and administrative offices located in the U.S., Europe, South America, Africa and China, as well as the rationalization of its grain and protein business, in order to reduce costs in response to fluctuating global market demand. Restructuring expenses activity during the three and nine months ended September 30, 2023 is summarized as follows (in millions):

	Employee Severance	Other Related Closure Costs	Total
Balance as of December 31, 2022	$6.8	$—	$6.8
First quarter 2023 provision	1.4	—	1.4
First quarter 2023 cash activity	(1.0)	—	(1.0)
Balance as of March 31, 2023	$7.2	$—	$7.2
Second quarter 2023 provision	4.1	2.0	6.1
Second quarter 2023 cash activity	(1.7)	—	(1.7)
Foreign currency translation	(0.4)	—	(0.4)
Balance as of June 30, 2023	$9.2	$2.0	$11.2
Third quarter 2023 provision	0.8	—	0.8
Third quarter 2023 cash activity	(2.8)	(2.0)	(4.8)
Foreign currency translation	(0.7)	—	(0.7)
Balance as of September 30, 2023	$6.5	$—	$6.5

Restructuring expenses activity during the three and nine months ended September 30, 2022 is summarized as follows (in millions):

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Employee Severance	Other Related Closure Costs	Total
Balance as of December 31, 2021	$14.5	$0.2	$14.7
First quarter 2022 provision	3.0	—	3.0
First quarter 2022 cash activity	(3.4)	—	(3.4)
Foreign currency translation	(0.3)	0.1	(0.2)
Balance as of March 31, 2022	$13.8	$0.3	$14.1
Second quarter 2022 provision	0.8	—	0.8
Second quarter 2022 provision reversal	(0.4)	—	(0.4)
Second quarter 2022 cash activity	(3.3)	—	(3.3)
Foreign currency translation	(0.6)	—	(0.6)
Balance as of June 30, 2022	$10.3	$0.3	$10.6
Third quarter 2022 provision	1.0	—	1.0
Third quarter 2022 cash activity	(3.4)	—	(3.4)
Foreign currency translation	(0.6)	—	(0.6)
Balance as of September 30, 2022	$7.3	$0.3	$7.6

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

4.    STOCK COMPENSATION PLANS

    The Company recorded stock compensation expense as follows for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$0.4	$0.4	$1.4	$1.0
Selling, general and administrative expenses	9.8	7.4	36.1	24.4
Total stock compensation expense	$10.2	$7.8	$37.5	$25.4

Stock Incentive Plan

    Under the Company’s Long-Term Incentive Plan (the “Plan”), up to 10,000,000 shares of AGCO common stock may be issued. As of September 30, 2023, of the 10,000,000 shares reserved for issuance under the Plan, 3,581,555 shares were available for grant, assuming the maximum performance level, or 200%, and target, or 100%, total shareholder return are achieved related to the performance award grants discussed below.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Long-Term Incentive Plan and Related Performance Awards

    As of September 30, 2023, the Company had 808,032 performance shares outstanding with a weighted-average grant price of $128.89 per share, assuming the Company were to achieve its maximum level of performance, or 200%, and that the total shareholder return modifier related to the 2023, 2022 and 2021 performances awards are achieved at target, or 100%. The total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was approximately $48.5 million, and the weighted average period over which it is expected to be recognized is approximately two years.

Restricted Stock Unit Awards ("RSUs")

    During the nine months ended September 30, 2023, 16,191 shares were issued related to RSUs previously granted in 2020 to certain executives, net of 11,277 shares withheld for taxes. In addition, the shares issued included an adjustment of 25% additional shares based on a total margin improvement metric relative to the Company’s defined peer group that was applicable to executive RSU grants made in 2020. At September 30, 2023, 215,671 restricted stock units were outstanding with weighted-average grant price of $122.52 per share. The total compensation cost related to unearned restricted stock units not yet recognized was approximately $18.8 million, and the weighted average period over which it is expected to be recognized is approximately one and one-half years.

Stock-Settled Appreciation Rights (“SSARs”)

    Certain executives and key managers were eligible to receive grants of SSARs through the year ended December 31, 2020. The Company has not granted any SSARs since the year ended December 31, 2020 and does not currently anticipate granting any SSARs in the future. There were 98,259 SSARs outstanding as of September 30, 2023. As of September 30, 2023, the total compensation cost related to the unvested SSARs not yet recognized was approximately $0.1 million.

Director Restricted Stock Grants

    The Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The 2023 grant was made on April 27, 2023 and equated to 12,069 shares of common stock, of which 10,524 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.5 million during the nine months ended September 30, 2023 associated with these grants.

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill during the nine months ended September 30, 2023 are summarized as follows (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Balance as of December 31, 2022	$667.3	$86.0	$444.3	$113.2	$1,310.8
Foreign currency translation	0.2	4.7	(3.7)	(3.5)	(2.3)
Balance as of September 30, 2023	$667.5	$90.7	$440.6	$109.7	$1,308.5

    Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each year.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Changes in the carrying amount of acquired intangible assets during the nine months ended September 30, 2023 are summarized as follows (in millions):

Gross carrying amounts:	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Balance as of December 31, 2022	$191.8	$574.5	$150.6	$6.5	$923.4
Foreign currency translation	(0.7)	(0.9)	(0.7)	(0.4)	(2.7)
Balance as of September 30, 2023	$191.1	$573.6	$149.9	$6.1	$920.7

Accumulated amortization:	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Balance as of December 31, 2022	$103.3	$440.8	$101.5	$1.6	$647.2
Amortization expense	7.5	27.6	8.1	0.1	43.3
Foreign currency translation	(0.3)	(0.6)	(0.9)	(0.1)	(1.9)
Balance as of September 30, 2023	$110.5	$467.8	$108.7	$1.6	$688.6

Indefinite-lived intangible assets:	Trademarks and Tradenames
Balance as of December 31, 2022	$84.8
Foreign currency translation	(0.4)
Balance as of September 30, 2023	$84.4

    The Company amortizes certain acquired identifiable intangible assets primarily on a straight-line basis over their estimated useful lives, which range from four to 50 years. Amortization expense related to identifiable intangible assets was $14.4 million and $43.3 million for the three and nine months ended September 30, 2023, respectively, and $14.7 million and $45.4 million for the same periods ended September 30, 2022. External-use software, net, developed by the Company and marketed externally, was approximately $6.3 million as of September 30, 2023 and classified within “Intangible assets, net.” Amortization expense related to external-use software was approximately $0.3 million and $1.4 million for the three and nine months ended September 30, 2023, respectively, and was classified within “Cost of goods sold.”

6.    INDEBTEDNESS

    Long-term debt consisted of the following at September 30, 2023 and December 31, 2022 (in millions):

	September 30, 2023	December 31, 2022
Credit facility, expires 2027	$866.6	$200.0
1.002% Senior term loan due 2025	264.5	267.3
Senior term loans due between 2023 and 2028	232.8	341.6
0.800% Senior notes due 2028	634.9	641.5
Other long-term debt	3.9	5.1
Debt issuance costs	(3.1)	(3.6)
	1,999.6	1,451.9

Senior term loans due 2023, net of debt issuance costs	(77.7)	(184.9)
Current portion of other long-term debt	(2.2)	(2.2)
Total long-term indebtedness, less current portion	$1,919.7	$1,264.8

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Credit Facility

    In December 2022, the Company, certain of its subsidiaries and Rabobank, and other named lenders entered into an amendment to its credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“credit facility”), which replaced the Company’s former $800.0 million multi-currency unsecured revolving credit facility. The amendment provided an additional $450.0 million in borrowing capacity. An initial borrowing under the credit facility was used to repay and retire a $240.0 million short-term multi-currency revolving credit facility with Rabobank that matured on March 31, 2023. The credit facility consists of a $325.0 million U.S. dollar tranche and a $925.0 million multi-currency tranche for loans denominated in U.S. Dollars, Euros or other currencies to be agreed upon. The credit facility matures on December 19, 2027. Interest accrues on amounts outstanding for any borrowings denominated in U.S. dollars, at the Company’s option, at either (1) the Secured Overnight Financing Rate (“SOFR”) plus 0.1% plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating, or (2) the base rate, which is the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) Term SOFR for a one-month tenor plus 1.0%, plus a margin ranging from 0.000% to 0.875% based on the Company’s credit rating. Interest accrues on amounts outstanding for any borrowings denominated in Euros at the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating. As of September 30, 2023, the Company had $866.6 million outstanding borrowings under the revolving credit facility and had the ability to borrow $288.4 million.

Uncommitted Credit Facility

    In June 2022, the Company entered into an uncommitted revolving credit facility that allows the Company to borrow up to €100.0 million (or approximately $105.8 million as of September 30, 2023). The credit facility expires on December 31, 2026. Any loans will bear interest at the EURIBOR plus a credit spread. As of September 30, 2023, the Company had no outstanding borrowings under the revolving credit facility.

0.800% Senior Notes Due 2028

    On October 6, 2021, the Company issued €600.0 million (or approximately $634.9 million as of September 30, 2023) of senior notes at an issue price of 99.993%. The notes mature on October 6, 2028, and interest is payable annually, in arrears, at 0.800%. The notes contain covenants restricting, among other things, the incurrence of certain secured indebtedness. The senior notes are subject to both optional and mandatory redemption in certain events.

1.002% Senior Term Loan Due 2025

    On January 25, 2019, the Company borrowed €250.0 million (or approximately $264.5 million as of September 30, 2023) from the European Investment Bank ("EIB"). The loan matures on January 24, 2025. The Company is permitted to prepay the loan before its maturity date. Interest is payable on the loan at 1.002% per annum, payable semi-annually in arrears.

Senior Term Loans Due Between 2023 and 2028

    In October 2016, the Company borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements, and in August 2018, the Company borrowed an additional aggregate amount of €338.0 million through a group of another seven related term loan agreements. Of the 2016 term loans, the Company repaid an aggregate amount of €249.0 million in October 2019, October 2021 and April 2022. Of the 2018 senior term loans, the Company repaid an aggregate amount of €144.5 million in August 2021 and February 2022, and on August 1, 2023, the Company repaid its 2018 senior term loan due August 2023 in the amount of €99.5 million (or approximately $109.2 million).

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    In aggregate, as of September 30, 2023, the Company had indebtedness of €220.0 million (or approximately $232.8 million as of September 30, 2023) through a group of five remaining related term loan agreements. The provisions of the term loan agreements are substantially identical, with the exception of interest rate terms and maturities. As of September 30, 2023, for the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 1.33% to 2.26% and maturity dates between October 2023 and August 2028. For the term loan with a floating interest rate, interest is payable in arrears on a semi-annual basis, with an interest rate based on the EURIBOR plus a margin of 1.10% and a maturity date of August 2025. On October 19, 2023, the Company repaid its €73.5 million (or approximately $77.7 million) 2016 senior term loan due October 2023.

European Investment Bank ("EIB") Senior Term Loan

    On September 29, 2023, the Company entered into a multi-currency Finance Contract with the EIB permitting the Company to borrow up to €250.0 million (or approximately $264.5 million as of September 30, 2023) to fund up to 50% of certain investments in research, development and innovation primarily in Germany, France and Finland during the period from 2023 through 2026. The loans will mature at a date established at the time of the relevant draw, which generally will be between four years and ten years for an amortizing draw and between three years and six years for a non-amortizing draw. Loans generally can be prepaid at any time upon the election of the Company and must be prepaid upon the occurrence of certain events. At the time of each draw, the Company will be entitled to elect whether the borrowing will bear a fixed rate of interest equal to the EIB’s then customary rate or a floating rate of interest equal to SOFR (in the case of Dollar denominated loans) or EURIBOR (in the case of non-Dollar denominated loans), in each case plus a margin based upon the Company’s credit rating. The Company also has to fulfill financial covenants with respect to a net leverage ratio and an interest coverage ratio. There were no amounts outstanding under the EIB Senior Term Loan as of September 30, 2023. Subsequent to the end of the quarter, on October 26, 2023, the Company borrowed €250.0 million (approximately $263.7 million) under the arrangement.

Bridge Facility

    As discussed in Note 2, in connection with the planned Joint Venture with Trimble Inc., on September 28, 2023, the Company entered into a bridge facility commitment letter with Morgan Stanley pursuant to which Morgan Stanley has committed to provide a $2.0 billion senior unsecured 364-day bridge facility (the "Bridge Facility"). Amounts outstanding under the Bridge Facility will accrue interest at a rate equal to, at the Company’s election, at either (1) the SOFR plus 0.1% plus a margin ranging from 0.875% to 2.625% based on the Company’s credit rating, or (2) the base rate, which is the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) Term SOFR for a one-month tenor plus 1.0%, plus a margin ranging from 0.000% to 1.625% based on the Company’s credit rating, together with a duration fee based on the closing date of the transaction. There are no amounts outstanding under the Bridge Facility as of September 30, 2023.

Other Short-Term Borrowings

    As of September 30, 2023 and December 31, 2022, the Company had short-term borrowings due within one year of approximately $25.9 million and $8.9 million, respectively.

Standby Letters of Credit and Similar Instruments

    The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At September 30, 2023 and December 31, 2022, outstanding letters of credit totaled approximately $14.7 million and $14.4 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

7.    RECOVERABLE INDIRECT TAXES

    The Company’s Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from the Company’s sales in the Brazilian market. The Company regularly assesses the recoverability of these tax credits and establishes reserves when necessary against them, through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from the Company’s ongoing operations. The Company believes that these tax credits, net of established reserves, are realizable. The Company had recorded approximately $97.3 million and $94.6 million, respectively, of VAT tax credits, net of reserves, as of September 30, 2023 and December 31, 2022.

8.    INVENTORIES

    Inventories at September 30, 2023 and December 31, 2022 were as follows (in millions):

	September 30, 2023	December 31, 2022
Finished goods	$1,464.0	$994.9
Repair and replacement parts	807.9	750.1
Work in process	432.6	369.8
Raw materials	1,021.5	1,074.9
Inventories, net	$3,726.0	$3,189.7

9.    PRODUCT WARRANTY

    The warranty reserve activity for the three and nine months ended September 30, 2023 and 2022, including deferred revenue associated with the Company's extended warranties that have been sold, was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$727.2	$589.5	$640.0	$592.5
Accruals for warranties issued during the period	123.9	86.1	321.4	231.3
Settlements made (in cash or in kind) during the period	(94.8)	(81.8)	(222.7)	(189.5)
Foreign currency translation	(21.1)	(31.9)	(3.5)	(72.4)
Balance at September 30	$735.2	$561.9	$735.2	$561.9

    The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $625.6 million, $546.0 million and $482.1 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2023, December 31, 2022 and September 30, 2022, respectively. Approximately $109.6 million, $94.0 million and $79.8 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2023, December 31, 2022, and September 30, 2022, respectively.

    The Company recognizes potential recoveries of the costs associated with warranties it provides when the collection is probable. When specifics of the recovery have been agreed upon with the Company’s suppliers through the confirmation of liability for the recovery, the Company records the recovery within “Accounts and notes receivable, net.” Estimates of the amount of warranty claim recoveries to be received from the Company’s suppliers based upon contractual supplier arrangements are recorded within “Other current assets.”

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

10.    SUPPLIER FINANCE PROGRAMS

    The Company has supplier financing arrangements with certain banks or other intermediaries whereby a bank or intermediary purchases receivables held by the Company’s suppliers. Under the program, suppliers have the option to be paid by the bank or intermediary earlier than the payment due date. When the supplier receives an early payment, they receive discounted amounts, and the Company pays the bank or intermediary the face amount of the invoice on the payment due date. The Company does not reimburse suppliers for any costs incurred for participation in the program. The Company and its suppliers agree on the contractual terms, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the supplier finance programs. The suppliers’ voluntary inclusion in the supplier financing programs has no bearing on the Company’s payment terms. The Company has no economic interest in a supplier’s decision to participate in the programs, and the Company has no direct financial relationship with the banks or other intermediaries as it relates to the supplier finance programs. As of September 30, 2023, payment terms with the majority of the Company’s suppliers are generally 30 to 180 days, which correspond to the contractual terms, with rates that are based on market rates (such as SOFR) plus a credit spread. There are no assets pledged as security under the programs. As of September 30, 2023, and December 31, 2022, the amounts outstanding that remain unpaid to the banks or other intermediaries totaled $90.7 million and $121.5 million, respectively, and are reflected in “Accounts payable” in the Company’s Condensed Consolidated Balance Sheets.

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

    A reconciliation of net income attributable to AGCO Corporation and subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three and nine months ended September 30, 2023 and 2022 is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$280.6	$237.9	$832.4	$567.4
Weighted average number of common shares outstanding	74.9	74.6	74.9	74.6
Basic net income per share attributable to AGCO Corporation and subsidiaries	$3.75	$3.19	$11.11	$7.60
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$280.6	$237.9	$832.4	$567.4
Weighted average number of common shares outstanding	74.9	74.6	74.9	74.6
Dilutive SSARs, performance share awards and RSUs	0.1	0.3	0.1	0.3
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	75.0	74.9	75.0	74.9
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$3.74	$3.18	$11.10	$7.58

    There were no SSARs outstanding for the three and nine months ended September 30, 2023 and 2022 that had an antidilutive impact.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.    INCOME TAXES

    At September 30, 2023 and December 31, 2022, the Company had approximately $312.9 million and $281.7 million, respectively, of gross unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. Gross unrecognized income tax benefits as of September 30, 2023 and December 31, 2022 exclude certain indirect favorable effects that relate to other tax jurisdictions of approximately $91.8 million and $74.0 million, respectively. In addition, the gross unrecognized income tax benefits as of September 30, 2023 and December 31, 2022 exclude certain deposits made in a foreign jurisdiction of approximately $25.7 million, net of $19.0 million refunds received, and $45.1 million, respectively, associated with an ongoing audit. At September 30, 2023 and December 31, 2022, the Company had approximately $10.8 million and $10.4 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months, reflected in “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheets. At September 30, 2023 and December 31, 2022, the Company had approximately $304.7 million and $274.1 million, respectively, of accrued taxes reflected in “Other noncurrent liabilities”, and approximately $2.6 million and $2.8 million, respectively, of deferred tax assets related to uncertain tax positions that it expects to settle or pay beyond 12 months, reflected in “Deferred tax assets” in the Company’s Condensed Consolidated Balance Sheets. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At September 30, 2023 and December 31, 2022, the Company had accrued interest and penalties related to unrecognized tax benefits of approximately $25.5 million and $25.8 million, respectively. Generally, tax years 2019 through 2022 remain open to examination by taxing authorities in the United States and certain other foreign tax jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in the United States and in various state, local and foreign jurisdictions. As of September 30, 2023, a number of income tax examinations in foreign jurisdictions are ongoing.
    The Company maintains a valuation allowance to reserve against its net deferred tax assets in certain foreign jurisdictions. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company regularly assesses the likelihood that its deferred tax assets will be recovered from estimated future taxable income and available tax planning strategies and has determined that all adjustments to the valuation allowances have been appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize its remaining net deferred tax assets, net of the valuation allowance, in future years.
    In 2008 and 2012, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through September 30, 2023, not including interest and penalties, would have been approximately 131.5 million Brazilian reais (or approximately $26.3 million). The amount ultimately in dispute would have been significantly greater because of interest and penalties. The Company historically had been advised by its legal and tax advisors that its position with respect to the deductions was allowable under the tax laws of Brazil. The Company contested the disallowance and maintained that it was not likely that the assessment, interest or penalties would require payment. The ultimate outcome of the case would not have been determined until the Brazilian tax appeal process was completed.
    On January 12, 2023, the Brazilian government issued a “Litigation Zero” tax amnesty program, whereby cases being disputed at the administrative court level of review for a period of more than ten years could be considered for amnesty. Enrollment in the amnesty program would not be considered an admission of guilt with respect to outstanding cases. The amnesty program allowed companies to settle outstanding contested cases at a significant monetary discount. After weighing various impacts involved with enrollment, including the avoidance of potential interest, penalties and legal costs, the Company enrolled in the program in the quarter ended March 31, 2023. The Company recorded its best estimate of the ultimate settlement under the amnesty program of approximately 182.6 million Brazilian reais (or approximately $34.8 million) within “Income tax provision” for the nine months ended September 30, 2023, net of associated U.S. income tax credits of approximately $8.4 million. The Company paid installment payments related to the program of 166.7 million Brazilian reais (or approximately $33.4 million) during the nine months ended September 30, 2023 and paid the final installment payment totaling approximately $4.4 million in October 2023. The payments were inclusive of $1.2 million of interest on payments and approximately $1.8 million of negative currency translation.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

    The Company designates certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was approximately $247.0 million and $364.8 million as of September 30, 2023 and December 31, 2022, respectively.

Steel Commodity Contracts

    The Company designates certain steel commodity contracts as cash flow hedges of expected future purchases of steel. The total notional value of derivatives that were designated as cash flow hedges was approximately $0.4 million and $0.9 million as of September 30, 2023 and December 31, 2022, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following tables summarize the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and net income during the three and nine months ended September 30, 2023 and 2022 (in millions):

		Recognized in Net Income
Three Months Ended September 30,	Loss Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Losses
2023
Foreign currency contracts(1)	$(1.7)	Cost of goods sold	$(2.5)	$2,521.5
Commodity contracts(2)	(0.1)	Cost of goods sold	0.2	$2,521.5
Total	$(1.8)		$(2.3)
2022
Foreign currency contracts	$(3.4)	Cost of goods sold	$(4.3)	$2,382.7
Commodity contracts	(0.4)	Cost of goods sold	(0.8)	$2,382.7
Total	$(3.8)		$(5.1)

		Recognized in Net Income
Nine Months Ended September 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Losses
2023
Foreign currency contracts(1)	$(8.6)	Cost of goods sold	$(5.1)	$7,817.1
Commodity contracts(2)	0.1	Cost of goods sold	0.1	$7,817.1
Total	$(8.5)		$(5.0)
2022
Foreign currency contracts	$(9.9)	Cost of goods sold	(6.3)	$6,691.8
Commodity contracts	(3.5)	Cost of goods sold	(1.9)	$6,691.8
Total	$(13.4)		$(8.2)
____________________________________
(1) The outstanding contracts as of September 30, 2023 range in maturity through December 2023.
(2) The outstanding contracts as of September 30, 2023 range in maturity through November 2023.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended September 30, 2023 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of June 30, 2023	$(6.7)	$(1.8)	$(4.9)
Net changes in fair value of derivatives	(2.0)	(0.2)	(1.8)
Net losses reclassified from accumulated other comprehensive loss into income	2.8	0.5	2.3
Accumulated derivative net losses as of September 30, 2023	$(5.9)	$(1.5)	$(4.4)

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the nine months ended September 30, 2023 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2022	$(1.0)	$(0.1)	$(0.9)
Net changes in fair value of derivatives	(11.3)	(2.8)	(8.5)
Net losses reclassified from accumulated other comprehensive loss into income	6.4	1.4	5.0
Accumulated derivative net losses as of September 30, 2023	$(5.9)	$(1.5)	$(4.4)

    As of September 30, 2023, approximately $2.2 million and $0.2 million of derivative realized net losses, before taxes, remain in accumulated other comprehensive loss related to foreign currency contracts and commodity contracts, respectively, associated with inventory that had not yet been sold.

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

    On January 29, 2021, the Company entered into a new cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap has an expiration date of January 29, 2028. At maturity of the cross currency swap contract, the Company will deliver the notional amount of approximately €247.9 million (or approximately $262.3 million as of September 30, 2023) and will receive $300.0 million from the counterparties. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until the maturity of the cross currency swap.

    During the nine months ended September 30, 2023, the Company designated €150.0 million (or approximately $158.7 million as of September 30, 2023) of its multi-currency revolving credit facility maturing December 2027 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the notional values of the instruments designated as a net investment hedge (in millions):

	Notional Amount as of
	September 30, 2023	December 31, 2022
Cross currency swap contract	$300.0	$300.0
Foreign currency denominated debt	158.7	—

    The following table summarizes the changes in the fair value of the cross currency swap contract designated as a net investment hedge during the three and nine months ended September 30, 2023 and 2022 (in millions):

	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Three Months Ended			Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Nine Months Ended
	Before-Tax Amount	Income Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Income Tax Benefit (Expense)	After-Tax Amount
September 30, 2023	$4.1	$(1.0)	$3.1	$(2.6)	$0.7	$(1.9)
September 30, 2022	13.7	(3.5)	10.2	34.5	(8.9)	25.6

    The following table summarizes the changes in the fair value of foreign currency denominated debt designated as a net investment hedge during the three and nine months ended September 30, 2023 and 2022 (in millions):

	Gain Recognized in Accumulated Other Comprehensive Loss for the Three Months Ended			Gain Recognized in Accumulated Other Comprehensive Loss for the Nine Months Ended
	Before-Tax Amount	Income Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Income Tax Benefit (Expense)	After-Tax Amount
September 30, 2023	$2.4	$(0.7)	$1.7	$3.7	$(1.0)	$2.7
September 30, 2022	—	—	—	—	—	—

Derivative Transactions Not Designated as Hedging Instruments

    The Company enters into foreign currency contracts to economically hedge a portion of its receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts are classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of September 30, 2023 and December 31, 2022, the Company had outstanding foreign currency contracts with a notional amount of approximately $5.1 billion and $3.7 billion, respectively.

    The following table summarizes the impact that changes in the fair value of derivatives not designated as hedging instruments had on net income (in millions):

		Loss Recognized in Net Income for the Three Months Ended		Gain (Loss) Recognized in Net Income for the Nine Months Ended
	Classification of Gain (Loss)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Foreign currency contracts	Other expense, net	$(9.9)	$(6.1)	$39.2	$(19.5)

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The table below sets forth the fair value of derivative instruments as of September 30, 2023 (in millions):

	Asset Derivatives as of September 30, 2023		Liability Derivatives as of September 30, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.3	Other current liabilities	$4.6
Commodity contracts	Other current assets	—	Other current liabilities	—
Cross currency swap contract	Other noncurrent assets	30.4	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts(1)	Other current assets	18.8	Other current liabilities	7.0
Total derivative instruments		$50.5		$11.6
__________________________________
(1) The outstanding contracts as of September 30, 2023 range in maturity through December 2023.

    The table below sets forth the fair value of derivative instruments as of December 31, 2022 (in millions):

	Asset Derivatives as of December 31, 2022		Liability Derivatives as of December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.3	Other current liabilities	$1.3
Commodity contracts	Other current assets	—	Other current liabilities	—
Cross currency swap contract	Other noncurrent assets	33.0	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts(1)	Other current assets	6.6	Other current liabilities	39.1
Total derivative instruments		$40.9		$40.4
___________________________________
(1) The outstanding contracts as of December 31, 2022 range in maturity through March 2023.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

14.    CHANGES IN STOCKHOLDERS’ EQUITY

    The following tables set forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, June 30, 2023	$0.7	$36.1	$5,786.8	$(1,684.8)	$0.2	$4,139.0
Stock compensation	—	10.2	—	—	—	10.2
Issuance of stock awards	—	(0.3)	—	—	—	(0.3)
Comprehensive income:
Net income (loss)	—	—	280.6	—	(0.1)	280.5
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(54.5)	—	(54.5)
Defined benefit pension plans, net of tax	—	—	—	1.9	—	1.9
Deferred gains and losses on derivatives, net of tax	—	—	—	0.5	—	0.5
Payment of dividends to stockholders	—	—	(21.7)	—	—	(21.7)
Balance, September 30, 2023	$0.7	$46.0	$6,045.7	$(1,736.9)	$0.1	$4,355.6

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2022	$0.7	$30.2	$5,654.6	$(1,803.1)	$0.2	$3,882.6
Stock compensation	—	37.5	—	—	—	37.5
Issuance of stock awards	—	(20.5)	—	—	—	(20.5)
SSARs exercised	—	(1.2)	—	—	—	(1.2)
Comprehensive income:
Net income (loss)	—	—	832.4	—	(0.1)	832.3
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	64.1	—	64.1
Defined benefit pension plans, net of tax	—	—	—	5.6	—	5.6
Deferred gains and losses on derivatives, net of tax	—	—	—	(3.5)	—	(3.5)
Payment of dividends to stockholders	—	—	(435.8)	—	—	(435.8)
Adoption of ASU 2016-13 by finance joint ventures	—	—	(5.5)	—	—	(5.5)
Balance, September 30, 2023	$0.7	$46.0	$6,045.7	$(1,736.9)	$0.1	$4,355.6

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, June 30, 2022	$0.7	$13.3	$5,130.3	$(1,761.1)	$0.1	$3,383.3
Stock compensation	—	7.8	—	—	—	7.8
Issuance of stock awards	—	0.7	—	—	—	0.7
Comprehensive income:
Net income	—	—	237.9	—	—	237.9
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(75.7)	—	(75.7)
Defined benefit pension plans, net of tax	—	—	—	(16.9)	—	(16.9)
Deferred gains and losses on derivatives, net of tax	—	—	—	1.3	—	1.3
Payment of dividends to stockholders	—	—	(17.9)	—	—	(17.9)
Change in noncontrolling interest	—	—	—	—	0.1	0.1
Balance, September 30, 2022	$0.7	$21.8	$5,350.3	$(1,852.4)	$0.2	$3,520.6

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2021	$0.7	$3.9	$5,182.2	$(1,770.9)	$27.9	$3,443.8
Stock compensation	—	25.4	—	—	—	25.4
Issuance of stock awards	—	(6.5)	(12.9)	—	—	(19.4)
SSARs exercised	—	(1.0)	—	—	—	(1.0)
Comprehensive income:
Net income (loss)	—	—	567.4	—	(14.9)	552.5
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(62.8)	0.9	(61.9)
Defined benefit pension plans, net of tax	—	—	—	(13.5)	—	(13.5)
Deferred gains and losses on derivatives, net of tax	—	—	—	(5.2)	—	(5.2)
Payment of dividends to stockholders	—	—	(386.4)	—	—	(386.4)
Distributions to noncontrolling interest	—	—	—	—	(13.8)	(13.8)
Change in noncontrolling interest	—	—	—	—	0.1	0.1
Balance, September 30, 2022	$0.7	$21.8	$5,350.3	$(1,852.4)	$0.2	$3,520.6

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Total comprehensive loss attributable to noncontrolling interests for the three and nine months ended September 30, 2023 and 2022 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(0.1)	$—	$(0.1)	$(14.9)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	0.9
Total comprehensive loss	$(0.1)	$—	$(0.1)	$(14.0)

    The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the nine months ended September 30, 2023 (in millions):

	Defined Benefit Pension Plans	Deferred Net (Losses) Gains on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2022	$(231.2)	$(0.9)	$(1,571.0)	$(1,803.1)
Other comprehensive (loss) income before reclassifications	—	(8.5)	64.1	55.6
Net losses reclassified from accumulated other comprehensive loss	5.6	5.0	—	10.6
Other comprehensive income (loss), net of reclassification adjustments	5.6	(3.5)	64.1	66.2
Accumulated other comprehensive loss, September 30, 2023	$(225.6)	$(4.4)	$(1,506.9)	$(1,736.9)

    The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30, 2023(1)	Three Months Ended September 30, 2022(1)
Derivatives:
Net losses on foreign currency contracts	$3.0	$5.5	Cost of goods sold
Net (gains) losses on commodity contracts	(0.2)	1.1	Cost of goods sold
Reclassification before tax	2.8	6.6
Income tax benefit	(0.5)	(1.5)	Income tax provision
Reclassification net of tax	$2.3	$5.1

Defined benefit pension plans:
Amortization of net actuarial losses	$2.2	$2.0	Other expense, net(2)
Amortization of prior service cost	0.3	—	Other expense, net(2)
Reclassification before tax	2.5	2.0
Income tax benefit	(0.6)	(0.6)	Income tax provision
Reclassification net of tax	$1.9	$1.4

Net losses reclassified from accumulated other comprehensive loss	$4.2	$6.5
__________________________________
(1) Losses included within the Condensed Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022, respectively.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 16 for additional information on the Company’s defined benefit pension plans.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Nine Months Ended September 30, 2023(1)	Nine Months Ended September 30, 2022(1)
Derivatives:
Net losses on foreign currency contracts	$6.5	$8.2	Cost of goods sold
Net (gains) losses on commodity contracts	(0.1)	2.6	Cost of goods sold
Reclassification before tax	6.4	10.8
Income tax benefit	(1.4)	(2.6)	Income tax provision
Reclassification net of tax	$5.0	$8.2

Defined benefit pension plans:
Amortization of net actuarial losses	$6.4	$6.4	Other expense, net(2)
Amortization of prior service cost	1.1	0.2	Other expense, net(2)
Reclassification before tax	7.5	6.6
Income tax benefit	(1.9)	(1.8)	Income tax provision
Reclassification net of tax	$5.6	$4.8

Net losses reclassified from accumulated other comprehensive loss	$10.6	$13.0

__________________________________
(1) Losses included within the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023 and 2022, respectively.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 16 for additional information on the Company’s defined benefit pension plans.

Share Repurchase Program

    In November 2021, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase an aggregate of $60.0 million of shares of its common stock. The Company received 393,733 shares in this transaction as of December 31, 2021. On January 19, 2022, the Company received an additional 113,824 shares upon final settlement of its November 2021 ASR agreement. All shares received under the ASR agreement were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets.

    During the three and nine months ended September 30, 2023, the Company did not purchase any shares directly or enter into any accelerated share repurchase agreements. As of September 30, 2023, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $110.0 million, which has no expiration date.

Dividends

    On April 27, 2023, the Company's Board of Directors approved an increase to its quarterly dividend commencing in the second quarter of 2023 by 21% to $0.29 per common share and declared a special variable dividend of $5.00 per common share that was paid during the second quarter of 2023. During the three months ended September 30, 2023 and September 30, 2022, the Company declared and paid cash dividends of $0.29 and $0.24 per common share, respectively. During the nine months ended September 30, 2023 and September 30, 2022, the Company declared and paid cash dividends of $5.81 and $5.16 per common share, respectively. On October 26, 2023, the Company approved the quarterly dividend of $0.29 per common share to be paid on December 15, 2023, to all stockholders of record as of the close of business November 15, 2023.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

15.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

    The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. For the nine months ended September 30, 2023 and September 30, 2022, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $2.1 billion and $1.2 billion, respectively.

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

    In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. For the nine months ended September 30, 2023 and September 30, 2022, the cash received from these arrangements was approximately $218.7 million and $170.8 million, respectively.

    Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $40.5 million and $99.3 million during the three and nine months ended September 30, 2023, respectively. Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $20.4 million and $38.5 million, respectively, during the three and nine ended September 30, 2022, respectively.

    The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of September 30, 2023 and December 31, 2022, these finance joint ventures had approximately $139.4 million and $69.5 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company accounts for these arrangements as off-balance sheet transactions.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

16.    PENSION AND POSTRETIREMENT BENEFIT PLANS

    Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three and nine months ended September 30, 2023 and 2022 are set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension benefits	2023	2022	2023	2022
Service cost	$2.4	$3.2	$7.2	$9.8
Interest cost	7.5	3.6	22.0	11.4
Expected return on plan assets	(7.5)	(4.1)	(22.1)	(13.1)
Amortization of net actuarial losses	2.2	2.0	6.4	6.4
Amortization of prior service cost	0.3	—	1.0	0.1
Net periodic pension cost	$4.9	$4.7	$14.5	$14.6

	Three Months Ended September 30,		Nine Months Ended September 30,
Postretirement benefits	2023	2022	2023	2022
Service cost	$—	$—	$—	$0.1
Interest cost	0.4	0.2	1.0	0.7
Amortization of prior service cost	—	—	0.1	0.1
Net periodic postretirement benefit cost	$0.4	$0.2	$1.1	$0.9

    The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations.

    During the nine months ended September 30, 2023, the Company made approximately $26.7 million of contributions to its defined pension benefit plans. The Company currently estimates its minimum contributions for 2023 to its defined pension benefit plans will aggregate approximately $34.6 million.

    During the nine months ended September 30, 2023, the Company made approximately $1.2 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.7 million of contributions to its postretirement health care and life insurance benefit plans during 2023.

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

    Assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 are summarized below (in millions):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$50.5	$—	$50.5
Derivative liabilities	—	11.6	—	11.6

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$40.9	$—	$40.9
Derivative liabilities	—	40.4	—	40.4

    The carrying amounts of long-term debt under the Company’s 1.002% senior term loan due 2025 and senior term loans due between 2023 and 2028 approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At September 30, 2023, the estimated fair value of the Company's 0.800% senior notes due 2028, based on listed market values, was approximately €496.9 million (or approximately $525.8 million as of September 30, 2023), compared to the carrying value of €600.0 million (or approximately $634.9 million as of September 30, 2023). See Note 6 for additional information on the Company’s long-term debt.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

18.    SEGMENT REPORTING

    The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are generally charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and nine months ended September 30, 2023 and 2022 and assets as of September 30, 2023 and December 31, 2022 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended September 30,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Total Segments
2023
Net sales	$941.1	$719.8	$1,586.9	$207.7	$3,455.5
Income from operations	139.8	149.8	199.3	19.2	508.1
Depreciation	16.2	9.6	28.5	4.5	58.8
Capital expenditures	25.0	15.4	79.5	0.8	120.7
2022
Net sales	$910.5	$571.2	$1,390.1	$249.8	$3,121.6
Income from operations	112.7	107.5	142.1	33.0	395.3
Depreciation	15.4	7.1	24.5	3.6	50.6
Capital expenditures	57.8	15.7	51.4	6.4	131.3

Nine Months Ended September 30,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Total Segments
2023
Net sales	$2,861.0	$1,822.2	$5,281.5	$647.0	$10,611.7
Income from operations	378.8	370.7	733.9	58.2	1,541.6
Depreciation	46.3	26.3	83.0	13.3	168.9
Capital expenditures	96.7	49.2	209.3	2.5	357.7
2022
Net sales	$2,351.4	$1,446.8	$4,260.8	$693.5	$8,752.5
Income from operations	218.2	239.1	465.6	97.7	1,020.6
Depreciation	45.6	21.7	78.0	11.8	157.1
Capital expenditures	88.7	36.9	133.1	11.8	270.5
Assets
As of September 30, 2023	$1,943.1	$1,551.4	$2,932.7	$875.1	$7,302.3
As of December 31, 2022	1,790.3	1,259.8	2,475.6	650.5	6,176.2

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment income from operations	$508.1	$395.3	$1,541.6	$1,020.6
Impairment charges	—	—	—	(36.0)
Corporate expenses	(59.5)	(40.1)	(146.6)	(110.8)
Amortization of intangibles	(14.4)	(14.7)	(43.3)	(45.4)
Stock compensation expense	(9.8)	(7.4)	(36.1)	(24.4)
Restructuring expenses	(0.8)	(1.0)	(8.3)	(4.4)
Consolidated income from operations	$423.6	$332.1	$1,307.3	$799.6

	September 30, 2023	December 31, 2022
Segment assets	$7,302.3	$6,176.2
Cash, cash equivalents and restricted cash	680.7	789.5
Investments in affiliates	512.2	436.9
Deferred tax assets, other current and noncurrent assets	1,224.6	1,025.9
Intangible assets, net	322.8	364.4
Goodwill	1,308.5	1,310.8
Consolidated total assets	$11,351.1	$10,103.7

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

19.    COMMITMENTS AND CONTINGENCIES

Leases

    Lease payment amounts for operating and finance leases with remaining terms greater than one year as of September 30, 2023 and December 31, 2022 were as follows (in millions):

	September 30, 2023		December 31, 2022
	Operating Leases(1)	Finance Leases	Operating Leases(1)	Finance Leases
2023	$13.8	$0.2	$47.8	$0.8
2024	47.8	0.7	36.6	0.6
2025	37.7	0.6	27.0	0.4
2026	28.0	0.4	19.1	0.2
2027	17.4	0.4	13.4	0.2
Thereafter	59.4	5.6	51.2	6.0
Total lease payments	204.1	7.9	195.1	8.2
Less: imputed interest(2)	(33.0)	(2.1)	(27.5)	(2.1)
Present value of leased liabilities	$171.1	$5.8	$167.6	$6.1
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

    At September 30, 2023, the Company had outstanding guarantees issued to its Argentine finance joint venture, AGCO Capital Argentina S.A. (“AGCO Capital”) of approximately $36.6 million. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to AGCO Capital if end users default on such loans to the extent that, due to non-Credit Risk, the end users are not able, or not required, to pay their loans, or are required to pay in a different currency than the one agreed in their loan. The Company also has obligations to guarantee indebtedness owed to certain of its finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant, and the guarantees are not material. The Company believes the credit risk associated with these guarantees is not material.

    In addition, at September 30, 2023, the Company had accrued approximately $14.7 million of outstanding guarantees of residual values that may be owed to its finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under these guarantees is approximately $185.0 million.

Other

    At September 30, 2023, the Company had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $5,305.5 million. The outstanding contracts as of September 30, 2023 range in maturity through December 2023. The Company also had outstanding designated steel commodity contracts with a gross notional amount of approximately $0.4 million that range in maturity through November 2023.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The Company sells a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. The Company also sells certain accounts receivable under factoring arrangements to financial institutions around the world. The Company accounts for the sale of such receivables as off-balance sheet transactions. Refer to Note 15 for discussion of the Company’s accounts receivable sales agreements.

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

    During 2017, the Company purchased Precision Planting, which provides precision agricultural technology solutions. In 2018, Deere & Company (“Deere”) filed separate complaints in the U.S. District Court of Delaware against the Company and Precision Planting alleging that certain products of those entities infringed certain patents of Deere. The two complaints subsequently were consolidated into a single case, Case No. 1:18-cv-00827-CFC. In July 2022, the case was tried before a jury, which determined that the Company and Precision Planting had not infringed the Deere patents. Following customary post-trial procedures, the Court entered a judgement in the Company’s favor, and Deere appealed the judgment to the U.S. Court of Appeals for the Federal Circuit. The parties currently are briefing of the appeal. The Company has an indemnity right under the purchase agreement related to the acquisition of Precision Planting from its previous owner. Pursuant to that right, the previous owner of Precision Planting currently is responsible for the litigation costs associated with the complaint and is obligated to reimburse AGCO for some or all of the damages in the event of an adverse outcome in the litigation.

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

    Significant changes in the balance of contract liabilities for the three and nine months ended September 30, 2023 and 2022 were as follows (in millions):

	Three Months Ended September 30,
	2023	2022
Balance at beginning of period	$274.6	$217.7
Advance consideration received	47.7	52.7
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(25.1)	(19.4)
Revenue recognized during the period related to grain storage and protein production systems	(6.8)	(29.6)
Foreign currency translation	(5.8)	(12.0)
Balance at September 30	$284.6	$209.4

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$239.0	$226.2
Advance consideration received	164.2	127.2
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(76.8)	(58.4)
Revenue recognized during the period related to grain storage and protein production systems	(40.7)	(58.1)
Foreign currency translation	(1.1)	(27.5)
Balance at September 30	$284.6	$209.4

    The contract liabilities are classified as either “Accrued expenses” or “Other current liabilities” and “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2023, the Company recognized approximately $26.9 million and $96.9 million of revenue that was recorded as a contract liability at the beginning of 2023. During the three and nine months ended September 30, 2022, the Company recognized approximately $22.0 million and $74.2 million of revenue that was recorded as a contract liability at the beginning of 2022.

Remaining Performance Obligations

    The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2023 are $33.3 million for the remainder of 2023, $97.4 million in 2024, $71.5 million in 2025, $37.8 million in 2026 and $24.5 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Disaggregated Revenue

    Net sales for the three months ended September 30, 2023 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$744.6	$—	$—	$—	$744.6
Canada	157.3	—	—	—	157.3
Brazil	—	600.3	—	—	600.3
Other South America	—	115.9	—	—	115.9
Germany	—	—	342.3	—	342.3
France	—	—	339.2	—	339.2
United Kingdom and Ireland	—	—	134.3	—	134.3
Finland and Scandinavia	—	—	181.5	—	181.5
Italy	—	—	103.4	—	103.4
Other Europe	—	—	398.2	—	398.2
Middle East and Algeria	—	—	88.0	—	88.0
Africa	—	—	—	40.9	40.9
Asia	—	—	—	72.7	72.7
Australia and New Zealand	—	—	—	94.1	94.1
Mexico, Central America and Caribbean	39.2	3.6	—	—	42.8
	$941.1	$719.8	$1,586.9	$207.7	$3,455.5

Major products:
Tractors	$347.5	$418.3	$1,126.4	$116.9	$2,009.1
Replacement parts	107.1	41.8	292.6	26.0	467.5
Grain storage and protein production systems	169.8	33.0	32.9	25.5	261.2
Combines, application equipment and other machinery	316.7	226.7	135.0	39.3	717.7
	$941.1	$719.8	$1,586.9	$207.7	$3,455.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the three months ended September 30, 2022 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America(1)	South America	Europe/Middle East(1)	Asia/Pacific/Africa(1)	Consolidated(1)
Primary geographical markets:
United States	$730.7	$—	$—	$—	$730.7
Canada	140.6	—	—	—	140.6
Brazil	—	459.3	—	—	459.3
Other South America	—	108.8	—	—	108.8
Germany	—	—	294.9	—	294.9
France	—	—	253.1	—	253.1
United Kingdom and Ireland	—	—	148.1	—	148.1
Finland and Scandinavia	—	—	176.4	—	176.4
Italy	—	—	95.2	—	95.2
Other Europe	—	—	367.6	—	367.6
Middle East and Algeria	—	—	54.8	—	54.8
Africa	—	—	—	44.7	44.7
Asia	—	—	—	94.0	94.0
Australia and New Zealand	—	—	—	111.1	111.1
Mexico, Central America and Caribbean	39.2	3.1	—	—	42.3
	$910.5	$571.2	$1,390.1	$249.8	$3,121.6

Major products:
Tractors	$328.2	$294.0	$977.2	$137.5	$1,736.9
Replacement parts	109.5	41.4	246.2	28.0	425.1
Grain storage and protein production systems	175.3	56.8	43.0	37.3	312.4
Combines, application equipment and other machinery	297.4	179.0	123.8	47.1	647.3
	$910.5	$571.2	$1,390.1	$249.8	$3,121.6
____________________________________
(1) Rounding may impact the summation of amounts.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the nine months ended September 30, 2023 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$2,276.4	$—	$—	$—	$2,276.4
Canada	469.9	—	—	—	469.9
Brazil	—	1,537.8	—	—	1,537.8
Other South America	—	273.0	—	—	273.0
Germany	—	—	1,190.9	—	1,190.9
France	—	—	1,014.3	—	1,014.3
United Kingdom and Ireland	—	—	482.1	—	482.1
Finland and Scandinavia	—	—	587.4	—	587.4
Italy	—	—	337.2	—	337.2
Other Europe	—	—	1,355.2	—	1,355.2
Middle East and Algeria	—	—	314.4	—	314.4
Africa	—	—	—	106.4	106.4
Asia	—	—	—	261.5	261.5
Australia and New Zealand	—	—	—	279.1	279.1
Mexico, Central America and Caribbean	114.7	11.4	—	—	126.1
	$2,861.0	$1,822.2	$5,281.5	$647.0	$10,611.7

Major products:
Tractors	$995.0	$1,072.9	$3,725.4	$356.0	$6,149.3
Replacement parts	339.1	124.1	874.9	76.8	1,414.9
Grain storage and protein production systems	506.1	112.6	116.7	94.7	830.1
Combines, application equipment and other machinery	1,020.8	512.6	564.5	119.5	2,217.4
	$2,861.0	$1,822.2	$5,281.5	$647.0	$10,611.7

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the nine months ended September 30, 2022 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America(1)	South America	Europe/Middle East(1)	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$1,884.4	$—	$—	$—	$1,884.4
Canada	367.5	—	—	—	367.5
Brazil	—	1,156.4	—	—	1,156.4
Other South America	—	280.1	—	—	280.1
Germany	—	—	900.2	—	900.2
France	—	—	782.3	—	782.3
United Kingdom and Ireland	—	—	451.3	—	451.3
Finland and Scandinavia	—	—	569.5	—	569.5
Italy	—	—	270.3	—	270.3
Other Europe	—	—	1,152.4	—	1,152.4
Middle East and Algeria	—	—	134.8	—	134.8
Africa	—	—	—	115.2	115.2
Asia	—	—	—	295.9	295.9
Australia and New Zealand	—	—	—	282.4	282.4
Mexico, Central America and Caribbean	99.5	10.3	—	—	109.8
	$2,351.4	$1,446.8	$4,260.8	$693.5	$8,752.5

Major products:
Tractors	$843.5	$791.9	$2,868.8	$375.3	$4,879.5
Replacement parts	323.6	116.2	803.1	77.8	1,320.7
Grain storage and protein production systems	461.9	138.4	120.0	118.4	838.7
Combines, application equipment and other machinery	722.3	400.3	469.0	122.1	1,713.7
	$2,351.4	$1,446.8	$4,260.8	$693.5	$8,752.5
____________________________________
(1) Rounding may impact the summation of amounts.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
    Our operations are subject to the cyclical and seasonal nature of the agricultural industry. Sales of our equipment are affected by, among other things, changes in farm income, farm land values, weather conditions, the demand for agricultural commodities, commodity prices and general economic conditions. We record sales when we sell equipment and replacement parts to our independent dealers, distributors and other customers. To the extent possible, we attempt to sell products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal demands on manufacturing operations and to minimize our investment in inventories. However, retail sales by dealers to farmers are highly seasonal and largely are a function of the timing of the planting and harvesting seasons. As a result, our net sales historically have been the lowest in the first quarter and have increased in subsequent quarters.

    On September 28, 2023, the Company entered into a Sale and Contribution Agreement with Trimble Inc. ("Trimble") to form a joint venture (i) to which Trimble will contribute its agricultural business (other than certain Global Navigation Satellite System and guidance technologies) and AGCO will contribute JCA Technologies, and (ii) AGCO will acquire an 85% interest in the joint venture for cash consideration of $2.0 billion. We believe the joint venture will create a global-leading mixed-fleet precision agriculture platform. We will be the exclusive provider of Trimble’s comprehensive technology offering, supporting the future development and distribution of next-generation agriculture technologies. Trimble offers a wide variety of user-friendly technologies compatible across brands, equipment models and farm types. Its hardware, software and cloud-based applications span all aspects of the crop cycle, from land preparation to planting and seeding to harvest. We expect the transaction to close during the first half of 2024. See Note 2 to our Condensed Consolidated Financial Statements for further information.

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

RESULTS OF OPERATIONS
    For the three months ended September 30, 2023, we generated net income of approximately $280.6 million, or $3.74 per share, compared to approximately $237.9 million or $3.18 per share, for the same period in 2022. For the nine months ended September 30, 2023, we generated net income of approximately $832.4 million, or $11.10 per share, compared to approximately $567.4 million, or $7.58 per share, for the same period in 2022.

    Net sales during the three months ended September 30, 2023 were approximately $3,455.5 million, which were approximately 10.7% higher than the same period in 2022. The increase was primarily due to favorable pricing and increased sales of high horsepower tractors, combines and application equipment as well as favorable currency impacts in our North America, South America and Europe/Middle East ("EME") regions. These increases were partially offset by lower sales and unfavorable currency impacts in our Asia/Pacific/Africa ("APA") region.

    Net sales during the nine months ended September 30, 2023 were approximately $10,611.7 million, which were approximately 21.2% higher than the same periods in 2022. The increase was primarily due to favorable pricing and increased sales of high horsepower tractors, combines, hay tools and application equipment in our North America, South America and EME regions. These increases were partially offset by lower sales and unfavorable currency impacts in our APA region.

    Income from operations for the three months ended September 30, 2023 was approximately $423.6 million compared to approximately $332.1 million for the same period in 2022. The increase was primarily the result of positive net pricing and favorable sales mix. These increases were partially offset by material cost inflation, increased selling, general and administrative expenses and engineering expenses compared to the same period in 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    Income from operations for the nine months ended September 30, 2023 was approximately $1,307.3 million compared to approximately $799.6 million for the same period in 2022. The increase was primarily the result of positive net pricing, higher net sales and production volumes, along with a favorable sales mix. These increases were partially offset by material cost inflation, increased selling, general and administrative expenses and engineering expenses compared to the same period in 2022.

    Regionally, income from operations in our EME region increased for the three months ended September 30, 2023 compared to the same period in 2022 due to positive net pricing and a favorable sales mix. Income from operations in our EME region increased for the nine months ended September 30, 2023 compared to the same period in 2022 as a result of positive net pricing, higher sales and production along with a favorable sales mix. In our North American region, income from operations increased for the three months ended September 30, 2023 compared to the same period in 2022 due to positive net pricing and a favorable sales mix, including significant growth in Fendt products, compared to the same period in 2022. Income from operations in our North America region increased for the nine months ended September 30, 2023 compared to the same period in 2022 as a result of positive net pricing, higher sales and production and a favorable sales mix. In our South American region, income from operations increased in both the three and nine months ended September 30, 2023 compared to the same periods in 2022 due to the benefit of net pricing and higher net sales as well as a favorable sales mix. In our APA region, income from operations decreased for both the three and nine months ended September 30, 2023 compared to the same periods in 2022, primarily due to lower sales, a weaker sales mix and higher logistics costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
STATEMENTS OF OPERATIONS
    Net sales for the three months ended September 30, 2023 were approximately $3,455.5 million compared to approximately $3,121.6 million for the same period in 2022. Net sales for the nine months ended September 30, 2023 were approximately $10,611.7 million compared to approximately $8,752.5 million for the same period in 2022. The following tables set forth, for the three and nine months ended September 30, 2023, the impacts to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended September 30,		Change		Change Due to Currency Translation
	2023	2022	$	%	$	%
Europe/Middle East	$1,586.9	$1,390.1	$196.8	14.2%	$68.1	4.9%
North America	941.1	910.5	30.6	3.4%	3.2	0.4%
South America	719.8	571.2	148.6	26.0%	42.7	7.5%
Asia/Pacific/Africa	207.7	249.8	(42.1)	(16.9)%	(4.0)	(1.6)%
	$3,455.5	$3,121.6	$333.9	10.7%	$110.0	3.5%

	Nine Months Ended September 30,		Change		Change Due to Currency Translation
	2023	2022	$	%	$	%
Europe/Middle East	$5,281.5	$4,260.8	$1,020.7	24.0%	$(60.0)	(1.4)%
North America	2,861.0	2,351.4	509.6	21.7%	(4.6)	(0.2)%
South America	1,822.2	1,446.8	375.4	25.9%	36.0	2.5%
Asia/Pacific/Africa	647.0	693.5	(46.5)	(6.7)%	(30.3)	(4.4)%
	$10,611.7	$8,752.5	$1,859.2	21.2%	$(58.9)	(0.7)%

    Regionally, net sales in our EME region were higher during the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to higher net sales of high horsepower tractors, utility tractors and parts as well as positive pricing impacts. Net sales in North America increased during the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to higher net sales of high horsepower tractors and application equipment as well as positive pricing impacts to offset inflationary cost pressures. Net sales in South America increased during the three and nine months ended September 30, 2023 compared to the same periods in 2022, primarily as a result of higher net sales of high horsepower tractors and planters, as well as favorable pricing impacts. The increase in net sales was primarily driven by both Brazil and Argentina in the three months ended September 30, 2023 and by Brazil in the nine months ended September 30, 2023. In our APA region, net sales decreased during the three months ended September 30, 2023 compared to the same period in 2022, due to lower net sales resulting from declines in Japan, Australia and China and negative impacts of foreign currency translation. Net sales decreased in the nine months ended September 30, 2023 compared to the same period in 2022 as a result of lower net sales in Japan, mostly offset by higher sales in Australia and China, and negative impacts of foreign currency translation.

    We estimate our worldwide average price increase was approximately 9.9% and 11.9%, respectively, during the three and nine months ended September 30, 2023 compared to the same prior-year periods. Consolidated net sales of tractors and combines, which together comprised approximately 63.2% and 62.9%, respectively, of our net sales for the three and nine months ended September 30, 2023, increased approximately 14.2% and 27.0% compared to the same periods in 2022. Unit sales of tractors and combines decreased approximately 11.3% and increased approximately 0.9%, respectively, for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The decrease in unit sales for the three months ended September 30, 2023 related to a reduction in sales of compact tractors which more than offset increased sales of high horsepower tractors and combines.The difference between the unit sales change and the change in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    The following tables set forth, for the periods indicated, the percentage of net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended September 30,
	2023		2022
	$	% of Net Sale	$	% of Net Sales
Gross profit	$934.0	27.0%	$738.9	23.7%
Selling, general and administrative expenses	353.6	10.2%	287.5	9.2%
Engineering expenses	139.6	4.0%	104.7	3.4%
Amortization of intangibles	14.4	0.4%	14.7	0.5%
Restructuring expenses	0.8	—%	1.0	—%
Bad debt expense	2.0	0.1%	(1.1)	—%
Income from operations	$423.6	12.3%	$332.1	10.6%

	Nine Months Ended September 30,
	2023		2022
	$	% of Net Sales	$	% of Net Sales
Gross profit	$2,794.6	26.3%	$2,060.7	23.5%
Selling, general and administrative expenses	1,033.2	9.7%	861.1	9.8%
Engineering expenses	398.0	3.8%	312.1	3.6%
Amortization of intangibles	43.3	0.4%	45.4	0.5%
Impairment charges	—	—%	36.0	0.4%
Restructuring expenses	8.3	0.1%	4.4	0.1%
Bad debt expense	4.5	—%	2.1	—%
Income from operations	$1,307.3	12.3%	$799.6	9.1%

    Gross profit as a percentage of net sales increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022. These increases were primarily as a result of favorable pricing and a favorable sales mix that more than offset inflationary material and freight cost increases.

    Global production hours decreased approximately 2.1% and increased approximately 8.0%, respectively, in the three and nine months ended September 30, 2023 compared to the same periods in 2022. The decrease in global production hours in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was a result of higher production hours that were incurred in the three months ended September 30, 2022 to recover from the cyber attack in the second quarter of 2022. The increase in global production hours in the nine months ended September 30, 2023 was primarily due to robust market demand as well as easing of supply chain and logistics disruptions experienced in 2022. Some of our production facilities continue to face supply chain and logistics disruptions that have impacted our ability to produce and ship units, which also has contributed to labor inefficiencies and resulted in higher than anticipated raw material and work in process inventory levels. We also are continuing to experience material, labor and freight cost inflation. These factors may continue, which could impact production and inventory levels and net sales and margins in future periods.

    We recorded approximately $0.4 million and $1.4 million of stock compensation expense within cost of goods sold during the three and nine months ended September 30, 2023, respectively, compared to approximately $0.4 million and $1.0 million for the comparable periods in 2022, respectively. See below and refer to Note 4 to our Condensed Consolidated Financial Statements for additional information on stock compensation expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    Selling, general and administrative expenses (“SG&A expenses”) as a percentage of net sales were higher for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to higher variable compensation expense and Trimble-related transaction related costs. SG&A expenses as a percentage of net sales were relatively flat for the nine months ended September 30, 2023 compared to the same period in 2022 as a result of higher variable compensation expense and Trimble-related transaction related costs offset by higher net sales. We recorded approximately $9.8 million and $36.1 million of stock compensation expense within SG&A expenses during the three and nine months ended September 30, 2023, compared to approximately $7.4 million and $24.4 million during the same periods in 2022. Refer to Note 4 to our Condensed Consolidated Financial Statements for additional information on stock compensation expense.

    Restructuring expenses of approximately $0.8 million and $8.3 million, respectively, were recorded during the three and nine months ended September 30, 2023, primarily related to severance and other related costs associated with the rationalization of certain South American, North American, European, Africa and Asian manufacturing operations. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information.

    “Interest expense, net” was approximately $5.5 million and $11.8 million, respectively, for the three and nine months ended September 30, 2023 compared to approximately $2.3 million and $8.6 million, respectively, for the comparable periods in 2022. See “Liquidity and Capital Resources” for further information.

    “Other expense, net” was approximately $84.2 million and $212.6 million, respectively, for the three and nine months ended September 30, 2023 compared to approximately $33.1 million and $72.3 million, respectively, for the comparable periods in 2022. The increase in “Other expense, net” reflects an increase in foreign exchange losses related to the devaluation of the Turkish lira and Argentina peso during the three and nine months ended September 30, 2023 as compared to the same periods in 2022. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in “Other expense, net,” were approximately $40.5 million and $99.3 million, respectively, for the three and nine months ended September 30, 2023 compared to approximately $20.4 million and $38.5 million, respectively, for the comparable periods in 2022. The increase in losses for the three and nine months ended September 30, 2023 was primarily a result of higher sales of accounts receivable and higher interest rates as compared to 2022. For both the three and nine months ended September 30, 2023, the increases in "Other expense, net" were partially offset by business interruption insurance recoveries of $10 million related to the cyber attack in the second quarter of 2022.

    We recorded an income tax provision of approximately $75.3 million and $306.5 million, respectively, for the three and nine months ended September 30, 2023 compared to approximately $74.2 million and $205.9 million, respectively, for the comparable periods in 2022. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. We maintain a valuation allowance to reserve against our net deferred tax assets in certain foreign jurisdictions. In addition, we recorded approximately $26.4 million within our income tax provision during the nine months ended September 30, 2023 associated with our enrollment in a Brazilian tax amnesty program as is more fully described in Note 12 of our Condensed Consolidated Financial Statements.

    Equity in net earnings of affiliates, which is primarily comprised of income from our AGCO Finance joint ventures, was approximately $21.9 million and $55.9 million, respectively, the three and nine months ended September 30, 2023 compared to approximately $15.4 million and $39.7 million, respectively, for the comparable periods in 2022 primarily due to higher earnings in our finance joint ventures. A write-down of our investment in our Russian finance joint venture of approximately $4.8 million was recorded during the three months ended March 31, 2022. The Russian finance joint venture was sold during the three months ended December 31, 2022. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations.

    Net loss attributable to noncontrolling interests was $0.1 million and $0.1 million, respectively, during the three and nine months ended September 30, 2023 compared to approximately $0.0 million and $14.9 million, respectively, in the same periods in 2022. The loss during the nine month period ended September 30, 2022 related to our Russia joint venture.

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

AGCO FINANCE JOINT VENTURES
    Our AGCO Finance joint ventures provide both retail financing and wholesale financing to our dealers in the United States, Canada, Europe, Brazil, Argentina and Australia. The joint ventures are owned by AGCO and by a wholly-owned subsidiary of Rabobank. The majority of the assets of the finance joint ventures consist of finance receivables. The majority of the liabilities consist of notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the finance joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. In the United States and Canada, we guarantee certain minimum residual values to those joint ventures upon expiration of certain eligible leases between the finance joint ventures and end users. See “Commitments, Off-Balance Sheet Arrangements and Contingencies” and Note 19 of our Condensed Consolidated Financial Statements for additional information.

    As of September 30, 2023, our investment in the finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $463.8 million compared to $390.2 million as of December 31, 2022. The total finance portfolio in our finance joint ventures was approximately $12.8 billion and $11.8 billion as of September 30, 2023 and December 31, 2022, respectively. The total finance portfolio as of September 30, 2023 included approximately $10.1 billion of retail receivables and $2.7 billion of wholesale receivables from our dealers. The total finance portfolio as of December 31, 2022 included approximately $9.5 billion of retail receivables and $2.3 billion of wholesale receivables from our dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. During the nine months ended September 30, 2023, we made an investment in our Brazilian finance joint venture of approximately $24.6 million. There were no dividends paid from our finance joint ventures during 2023. For the nine months ended September 30, 2023, our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Condensed Consolidated Statements of Operations, was approximately $53.3 million compared to approximately $40.4 million for the same period in 2022. In addition, during the nine months ended September 30, 2022 we recorded a write-down of our investment in our Russian finance joint venture of approximately $4.8 million, reflected within “Equity in net earnings of affiliates” in our Condensed Consolidated Statements of Operations. The Russian finance joint venture was sold during the three months ended December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES
    Our financing requirements generally are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our credit facilities and accounts receivable sales agreement facilities subject to the discussion below with respect to financing of the Trimble transaction. We believe that the following facilities and available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future (in millions):

September 30, 2023(1)
Credit facility, expires 2027	$866.6
1.002% Senior term loan due 2025	264.5
Senior term loans due between 2023 and 2028	232.8
0.800% Senior notes due 2028	634.9
Other long-term debt	3.9
____________________________________
(1) The amounts above are gross of debt issuance costs of an aggregate amount of approximately $3.1 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    The Company has access to a credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“credit facility”) which matures on December 19, 2027. As of September 30, 2023, the Company had $866.6 million outstanding borrowings under the revolving credit facility and had the ability to borrow $288.4 million.

    In addition, the Company has access to an uncommitted revolving credit facility that allows the Company to borrow up to €100.0 million (or approximately $105.8 million as of September 30, 2023). The credit facility expires on December 31, 2026. As of September 30, 2023, the Company had no outstanding borrowings under the revolving credit facility.

    On September 29, 2023, the Company entered into a multi-currency Finance Contract with the EIB permitting the Company to borrow up to €250.0 million (or approximately $264.5 million as of September 30, 2023), to fund up to 50% of certain investments in research, development and innovation primarily in Germany, France and Finland during the period from 2023 through 2026. There were no amounts outstanding under the EIB Senior Term Loan as of September 30, 2023. Subsequent to the end of the quarter, on October 26, 2023, the Company borrowed €250.0 million (approximately $263.7 million) under the arrangement.

    In connection with the planned Joint Venture with Trimble Inc., on September 28, 2023, the Company entered into a bridge facility commitment letter with Morgan Stanley pursuant to which Morgan Stanley has committed to provide, subject to the terms and conditions set forth therein, a $2.0 billion senior unsecured 364-day bridge facility. There were no amounts outstanding under the Bridge Facility as of September 30, 2023. Subject to market conditions, the Company intends to finance the planned Joint Venture transaction through a combination of existing liquidity, ongoing cash flow from operations and the issuance of new debt and not to utilize funding pursuant to the commitment letter.

    We are in compliance with the financial covenants contained in these facilities and expect to continue to maintain such compliance. Should we ever encounter difficulties, our historical relationship with our lenders has been strong, and we anticipate their continued long-term support of our business.

    See Note 6 to our Condensed Consolidated Financial Statements for additional information.

    Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions. As of September 30, 2023 and September 30, 2022, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $2.1 billion and $1.2 billion, respectively.

    In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. During the nine months ended September 30, 2023 and September 30, 2022, the cash received from these arrangements was approximately $218.7 million and $170.8 million, respectively.

    Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements are also without recourse to us. As of September 30, 2023 and December 31, 2022, these finance joint ventures had approximately $139.4 million and $69.5 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

    In order to efficiently manage our liquidity, we generally pay vendors in accordance with negotiated terms. To enable vendors to obtain payment in advance of our payment due dates to them, we have established programs in certain markets with financial institutions under which the vendors have the option to be paid by the financial institutions earlier than the payment due dates. Should we not be able to negotiate extended payment terms with our vendors, or should financial institutions no longer be willing to participate in early payment programs with us, we would expect to have sufficient liquidity to timely pay our vendors without any material impact on us or our financial position. As of September 30, 2023 and December 31, 2022, the amount outstanding that remains unpaid to the banks or other intermediaries associated with these programs totaled $90.7 million and $121.5 million, respectively. Refer to Note 10 of our Condensed Consolidated Financial Statements for further discussion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 31.5% and 27.3% at September 30, 2023 and December 31, 2022, respectively.

Cash Flows

    Cash flows provided by operating activities were approximately $202.7 million for the first nine months of 2023 compared to cash used in operating activities of approximately $295.1 million for the same period in 2022. The increase in cash flows provided in operating activities during the nine months ended September 30, 2023 was primarily as a result of an increase in net income as compared to the same period in 2022. Supply chain challenges continued to result in higher raw material and work-in-process inventory levels during the first nine months of 2023.

    Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had approximately $2,556.0 million in working capital at September 30, 2023 as compared to $1,651.3 million at December 31, 2022 and $2,083.6 million at September 30, 2022. Accounts receivable and inventories, combined, as of September 30, 2023 were approximately $958.9 million and $869.3 million higher, respectively, than at December 31, 2022 and September 30, 2022. Accounts receivable and inventories, combined, at September 30, 2023 were higher than at December 31, 2022 and September 30, 2022 primarily due to higher net sales, favorable pricing and the lingering impact of supply chain constraints experienced in the first half of 2023.

    Capital expenditures for the first nine months of 2023 were approximately $357.7 million compared to $270.5 million for the same period in 2022 primarily due to capital investments made in our smart farming and precision agriculture manufacturing capacity. We anticipate capital expenditures for the full year of 2023 will be approximately $450.0 million and will be used primarily to upgrade our system capabilities, improve our factory productivity, and to support the development and enhancement of new and existing products, including investments in smart farming, precision agriculture and digital technologies.

Share Repurchase and Dividends
    During the three and nine months ended September 30, 2023, we did not purchase any shares directly or enter into any accelerated share repurchase agreements. As of September 30, 2023, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $110.0 million, which has no expiration date. In addition, on April 27, 2023, our Board of Directors approved an increase to our quarterly dividend commencing in the second quarter of 2023 by 21% to $0.29 per common share and declared a special variable dividend of $5.00 per common share that was paid during the second quarter of 2023. During the three months ended September 30, 2023 and September 30, 2022, the Company declared and paid cash dividends of $0.29 and $0.24 per common share, respectively. During the nine months ended September 30, 2023 and September 30, 2022, the Company declared and paid cash dividends of $5.81 and $5.16 per common share, respectively. On October 26, 2023, the Company approved the quarterly dividend of $0.29 per common share to be paid on December 15, 2023, to all stockholders of record as of the close of business November 15, 2023.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
    We are party to a number of commitments and other financial arrangements, which may include off-balance sheet arrangements. At September 30, 2023, we had outstanding guarantees issued to our Argentine finance joint venture, AGCO Capital, of approximately $36.6 million. In addition, we had accrued approximately $14.7 million of outstanding guarantees of residual values that may be owed to our finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantee is approximately $185.0 million. We also sell a majority of our wholesale receivables in North America, Europe and Brazil to our U.S., Canadian, European and Brazilian finance joint ventures. At September 30, 2023, we had outstanding designated and non-designated foreign currency contracts with a gross notional amount of approximately $5.3 billion. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 13, 15 and 19 of our Condensed Consolidated Financial Statements for further discussion of these matters.

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
    During 2017, we purchased Precision Planting, which provides precision agricultural technology solutions. In 2018, Deere & Company (“Deere”) filed separate complaints in the U.S. District Court of Delaware against us and Precision Planting alleging that certain products of those entities infringed certain patents of Deere. The two complaints subsequently were consolidated into a single case. In July 2022, the case was tried before a jury, which determined that we and Precision Planting had not infringed the Deere patents. Following customary post-trial procedures, the Court entered a judgement in our favor, and Deere appealed the judgment to the U.S. Court of Appeals for the Federal Circuit. The parties currently are briefing of the appeal. We have an indemnity right under the purchase agreement related to the acquisition of Precision Planting from its previous owner. Pursuant to that right, the previous owner of Precision Planting currently is responsible for the litigation costs associated with the complaint and is obligated to reimburse us for some or all of the damages in the event of an adverse outcome in the litigation. Refer to Note 19 of our Condensed Consolidated Financial Statements or further discussion of this matter.

OUTLOOK
    Our net sales are expected to increase in 2023 compared to 2022, resulting from improved pricing, higher sales of high horsepower tractors and combines and increased production volumes. Gross and operating margins are expected to improve from 2022 levels, reflecting the impact of improved pricing, higher sales of high horsepower tractors and combines, increased production volumes and expected improvements in factory productivity. We expect these items to more than offset material cost inflation, increased selling, general, and administrative expenses as well as engineering expenses and other technology investments which are expected to increase during 2023 compared to 2022 to support our product development plans as well as our precision agriculture and digital initiatives.

    Our outlook is also based on current assumptions regarding a number of factors including demand, currency stability, pricing and market share gains. If our assumptions are incorrect, or other issues arise or return, such as a worsening of our supply chain, our results of operations will be adversely impacted. Refer to “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of the COVID-19 pandemic.

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
•    integration of recent and future acquisitions, including the recently announced acquisition of the Trimble ag assets, and the ability to obtain the expected results;
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

    We depend on suppliers for components, parts and raw materials for our products, and any failure by our suppliers to provide products as needed, or by us to promptly address supplier issues, will adversely impact our ability to timely and efficiently manufacture and sell products. Recently suppliers of several key parts and components have not been able to meet our demand and we have had to decrease our production levels. In addition, the potential of future natural gas shortages in Europe, as well as predicted overall shortages in other energy sources, could also negatively impact our production and that of our supply chain in the future. While we have largely have recovered from supply chain disruptions there can be no assurance that there will not be future disruptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
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

    We have a wholly-owned subsidiary in Turkey that distributes agricultural equipment and replacement parts. The Turkish economy is highly inflationary. For the nine months ended and as of September 30, 2023, our wholly-owned subsidiary in Turkey had net sales of approximately $292.9 million and total assets of approximately 3.5 billion Turkish lira (or approximately $126.5 million). The monetary assets and liabilities denominated in the Turkish lira were approximately 3.0 billion Turkish lira (or approximately $109.4 million) and approximately 2.3 billion Turkish lira (or approximately $85.4 million), respectively, as of September 30, 2023. The monetary assets and liabilities were remeasured into U.S. dollar based on exchange rates as of September 30, 2023.

    We are subject to the risk of the imposition of limitations by governments on international transfers of funds.
In recent years, the Argentine government has substantially limited the ability of companies to transfer funds out of Argentina. As a consequence of these limitations, the spread between the official government exchange rate and the exchange rates resulting implicitly from certain capital market operations, usually effected to obtain U.S. dollars, has broadened significantly. We have a wholly-owned subsidiary in Argentina that assembles and distributes agricultural equipment and replacement parts within Argentina. We determined that the Argentina economy was highly inflationary during the third quarter of 2018. For the nine months ended and as of September 30, 2023, our wholly-owned subsidiary in Argentina had net sales of approximately $164.6 million and total assets of approximately 82.8 billion pesos (or approximately $240.0 million). The monetary assets of our operations in Argentina denominated in pesos at the official government rate were approximately 25.6 billion pesos (or approximately $74.4 million), inclusive of approximately 14.1 billion pesos (or approximately $41.0 million) in cash and cash equivalents, as of September 30, 2023. The monetary liabilities of our operations in Argentina denominated in pesos at the official government rate were approximately 9.0 billion pesos (or approximately $26.2 million) as of September 30, 2023. The monetary assets and liabilities were remeasured into U.S. dollar based on exchange rates as of September 30, 2023. The Company's finance joint venture in Argentina, AGCO Capital Argentina S.A. ("AGCO Capital") has net monetary assets denominated in pesos at the official government rate of approximately 7.1 billion (or approximately $20.5 million) as of September 30, 2023, of which a majority is cash and cash equivalents. Future impairments and charges are possible in connection with these exposures.

    In May 2022, we discovered that we had been subject to a sophisticated cyberattack. The attack resulted in the temporary closure of most of our production sites and parts operations. A majority of the affected locations resumed operations within approximately two weeks after the attack was discovered. There was some data exfiltration as a result of the attack, and a portion of the exfiltrated data subsequently was released publicly. We do not have significant retail operations, and we do not believe that the exfiltrated data included privacy protected consumer data or that the exfiltration was consequential. We have invested heavily in maturing our information technology and cybersecurity operations and continue to review and improve our safeguards to minimize our exposure to future attacks. We do not believe the cost of remediation to the impacted systems will be material. To date, the cost of those efforts has not been consequential. We maintain cyber insurance coverage for business interruption.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk Management
    For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022. As of the third quarter of 2023, there has been no material change in our exposure to market risks.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2023, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.        OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
    We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 19 to our Condensed Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

    The following information supplements our risks and uncertainties disclosed under "Risk Factors" in Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2022. Additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial conditions and results of operations. If any additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected.

We may not be able to complete future acquisitions or joint venture transactions or successfully integrate them into our business, which could adversely affect our business or results of operations.

We recently announced the proposed acquisition of the agriculture assets and technologies of Trimble through the formation of a joint venture of which we will own 85%. Closing the transaction is dependent upon obtaining required regulatory approvals (primarily competition and antitrust approvals), obtaining the necessary financing, and fulfilling other closing conditions, all of which, at least in part, are not within our control. In addition, acquisitions and joint venture transactions involve many risks, including the difficulty of determining the appropriate valuation, the challenges attendant to integrating the operations, technologies, services and products of the acquired lines of businesses, reactions by customers to the transaction, particularly the rate at which Trimble’s largest OEM customer reduces purchases of Trimble equipment, and the rate of replacement by the joint venture of those sales, personnel turnover, and the diversion of management's attention from other business matters. In addition, we may be unable to achieve anticipated benefits from the transaction in the time frame that we anticipate, or at all. All of these risks, as well as the others that typically accompany a large transaction, could adversely affect our business or results of operations. See Note 2 - Acquisitions within our Condensed Consolidated Financial Statements.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
    There were no purchases of our common stock made by or on behalf of us during the three months ended September 30, 2023.

ITEM 5.    OTHER INFORMATION
    During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6.    EXHIBITS
(The Company is not filing, under Item 4, instruments defining the rights of holders of long-term debt where the debt does not exceed 10% of the Company’s total assets. The Company agrees to furnish copies of those instruments to the Commission upon request.)

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation
2.1	Sale and Contribution Agreement	September 29, 2023, Form 8-K, Exhibit 2.1

10.1	Commitment Letter for $2 Billion Senior Unsecured 364-Day Bridge Facility	September 29, 2023, Form 8-K, Exhibit 10.1

10.2	European Investment Bank Senior Term Loan dated as of September 29, 2023	Filed herewith

31.1	Certification of Eric P. Hansotia	Filed herewith

31.2	Certification of Damon Audia	Filed herewith

32.1	Certification of Eric P. Hansotia and Damon Audia	Furnished herewith

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, are formatted in Inline XBRL:
(i) Condensed Consolidated Balance Sheets;
(ii) Condensed Consolidated Statements of Operations;
(iii) Condensed Consolidated Statements of Comprehensive Income;
(iv) Condensed Consolidated Statements of Cash Flows; and
(v) Notes to Condensed Consolidated Financial Statements
Filed herewith

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Inline XBRL	Filed herewith

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 8, 2023	/s/ Damon Audia
Damon Audia Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)