Form 10-K
period 2023-12-31
AGCO CORP /DE
filed 2024-02-27
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of AGCO Corporation’s Common Stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2023 was approximately $8.2 billion. For this purpose, directors and officers and the entities that they control have been assumed to be affiliates. As of February 20, 2024, 74,617,874 shares of AGCO Corporation’s Common Stock were outstanding.
Documents Incorporated by Reference
Portions of AGCO Corporation’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.        Business

    AGCO Corporation was incorporated in Delaware in 1991. Unless otherwise indicated, all references in this Form 10-K to “AGCO,” “we,” “us” or the “Company” include AGCO Corporation and its subsidiaries.

General

    We are a global leader in the design, manufacture and distribution of agricultural machinery and precision agriculture technology. Our purpose is to provide farmer-focused solutions to sustainably feed our world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment, seeding and tillage equipment, implements, and grain storage and protein production systems. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brands, including Fendt®, GSI®, Massey Ferguson®, Precision Planting® and Valtra®, supported by our FUSE® precision agriculture solutions. We distribute most of our products through approximately 3,100 independent dealers and distributors in approximately 140 countries. We also provide retail and wholesale financing through our finance joint ventures with Coöperatieve Rabobank U.A., which, together with its affiliates, we refer to as “Rabobank.”

    On September 28, 2023, the Company entered into a Sale and Contribution Agreement with Trimble Inc. ("Trimble") to form a joint venture ("Trimble Ag joint venture") (i) to which Trimble will contribute its agricultural business (other than certain Global Navigation Satellite System and guidance technologies) and AGCO will contribute JCA Technologies, and (ii) AGCO will acquire an 85% interest in the joint venture for cash consideration of $2.0 billion. We believe the joint venture will create a global-leading mixed-fleet precision ag platform. We will be the exclusive provider of Trimble’s comprehensive technology offering, supporting the future development and distribution of next-generation agriculture technologies. Trimble offers a wide variety of user-friendly technologies compatible across brands, equipment models and farm types. Its hardware, software and cloud-based applications span all aspects of the crop cycle, from land preparation to planting and seeding to harvest. We expect the transaction to close during the first half of 2024. The closing is subject to customary conditions, including compliance with antitrust and similar laws. See Note 2 of our Consolidated Financial Statements contained in Item 8, "Financial Statements and Supplementary Data," for further information.

Products

    The following table sets forth a description of the Company’s more significant products and their percentage of net sales:

			Percentage of Net Sales(1)
Product		Product Description	2023	2022	2021
Tractors	•	High horsepower tractors (140 to 650 horsepower); typically used on large acreage farms, primarily for row crop production, soil cultivation, planting, land leveling, seeding and commercial hay operations	61%	59%	57%
	•	Utility tractors (40 to 130 horsepower); typically used on small and medium sized farms and in specialty agricultural industries, including dairy, livestock, orchards and vineyards
	•	Compact tractors (under 40 horsepower); typically used on small farms and specialty agricultural industries, as well as for landscaping, equestrian and residential uses
Combines	•	Combines, sold with a variety of threshing technologies and complemented by a variety of crop-harvesting heads; typically used in harvesting grain crops such as corn, wheat, soybeans and rice	4%	5%	4%
Hay Tools and Forage Equipment, Planters, Implements & Other Equipment	•	Round and rectangular balers, loader wagons, self-propelled windrowers, forage harvesters, disc mowers, spreaders, rakes, tedders, and mower conditioners; used for the harvesting and packaging of vegetative feeds used in the cattle, dairy, horse and renewable fuel industries	12%	12%	12%
	•	Planters and other planting equipment (including retrofit equipment); used to plant seeds and apply fertilizer in the field, typically used for row crops, including planting technologies that cover the areas of monitoring and measurement, liquid control and delivery, meter accuracy and seed delivery
	•	Implements, including disc harrows, which cut through crop residue, leveling seed beds and mixing chemicals with the soils; heavy tillage, which break up soil and mix crop residue into topsoil, with or without prior discing; field cultivators, which prepare a smooth seed bed and destroy weeds; and drills, which are primarily used for small grain seeding
	•	Other equipment, including loaders; used for a variety of tasks, including lifting and transporting hay crops
Application Equipment	•	Self-propelled, three and four wheeled vehicles and related equipment; for use in the application of liquid and dry fertilizers and crop protection chemicals both prior to planting crops (“pre-emergence”) and after crops emerge from the ground (“post-emergence”)	3%	3%	3%
Replacement Parts	•	Replacement parts for all of the products we sell, including products no longer in production. Most of our products can be economically maintained with parts and service for a period of 10 to 20 years. Our parts inventories are maintained and distributed through a network of master and regional warehouses throughout North America, South America, Europe, Africa, China and Australia in order to provide timely response to customer demand for replacement parts	13%	13%	15%
Grain Storage and Protein Production Systems	•	Grain storage bins and related drying and handling equipment systems; seed-processing systems; swine and poultry feed storage and delivery, ventilation and watering systems; egg production systems, and broiler production equipment	7%	9%	10%
____________________________________
(1) The summation of these individual percentages may not total due to rounding.

Precision Agriculture

    We offer solutions to farmers to optimize performance, while improving ease of use. These solutions are reflected in the table above. We provide telemetry-based fleet management tools, including remote monitoring and diagnostics, which help farmers improve uptime, machine and yield optimization, mixed fleet optimization and decision support, with critical data privacy choices and convenient mobile tools that offer access to data and information. These products ultimately result in improved yields or reduced waste as well as increased profitability for farmers to help enable sustainable farming. In addition, our precision agriculture solutions are based on connectivity, automation and digitalization and include satellite-based steering, field data collection, product self-adjustment and yield-mapping. Our Precision Planting®, Headsight® and Intelligent Ag Solutions brands provide retrofit solutions to upgrade farmers’ existing equipment to improve their planting, liquid application and harvest operations, resulting in yield and cost optimization. Our Precision Planting®, Headsight®, JCA and Intelligent Ag Solutions brands also sell precision agriculture solutions around the crop cycle to third-party original equipment manufacturers (“OEMs”). Our Fuse® and other precision agriculture solutions support our products, brands and the aftermarket with a comprehensive and customizable suite of solutions, enabling farmers to make individual, data-based decisions in order to reduce costs and maximize efficiency, yields and profitability. These technologies are developed internally or sourced from third parties and integrated into our products. We believe that these products and related devices are highly valued by farmers globally and are integral to the current and future growth of our equipment sales and revenues. The planned Trimble Ag joint venture will complement and enhance AGCO’s existing precision agriculture portfolio to deliver even more industry leading solutions across the crop cycle. The Trimble Ag joint venture will allow us to have over 500,000 connectable machines. By combining these two precision agriculture portfolios, we will be positioned to drive outsized growth and better provide next-generation technologies to even more farmers around the world.

Market Conditions

    Demand for agricultural equipment is cyclical, influenced by, among other things, farm income, farm land values and debt levels, financing costs, acreage planted, crop yields, weather conditions, the demand for agricultural commodities, commodity and protein prices, agricultural product demand and general economic conditions and government policies and subsidies. Geopolitical factors, including inflation and regional conflicts, continue to create volatility in the global economy, including the potential for energy shortages, employment disruptions, supply chain constraints and delays in deliveries, as well as logistics interruptions. Farmer input costs have moderated from levels experienced during 2022, and easing supply chain constraints in 2023 enabled industry production to meet market demand. Elevated agricultural commodity prices in 2022 and 2023 have supported favorable farm economics resulting in farmers upgrading and replacing aging fleets. However, agricultural commodity prices began to moderate in the second half of 2023, and we expect lower farm income and lower commodity prices in 2024. The future demand for agricultural equipment will be influenced by the factors noted above.

In response to market and business conditions, management continues to evaluate strategic alternatives for its grain and protein systems business. Strategic alternatives being considered include divestiture, partnerships or other arrangements with third parties or retaining the business.

2023 Compared to 2022 Financial Highlights

    Net income for 2023 was $1,171.4 million, or $15.63 per diluted share, compared to $889.6 million, or $11.87 per diluted share for 2022.

    Net sales for 2023 were $14,412.4 million, or 13.9% higher than 2022, primarily due to favorable pricing impacts, improved product mix and favorable currency impacts. Income from operations was $1,700.4 million in 2023 compared to $1,265.4 million in 2022. The increase in income from operations in 2023 was primarily the result of positive net pricing and favorable product mix, partially offset by higher selling, general, and administrative expenses and engineering expenses. See “Financial Highlights” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional information.

Competition

    The agricultural industry is highly competitive. We compete with several large national and international full-line suppliers, as well as numerous short-line and specialty manufacturers with differing manufacturing and marketing methods. Our two principal competitors on a worldwide basis are Deere & Company and CNH Industrial N.V. We have regional competitors around the world that have significant market share in a single country or a group of countries. Additionally, the industry is attracting technology-focused companies and start-up ventures as technology increasingly impacts all aspects of the crop cycle.

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

	Independent Dealers and Distributors	Percent of Net Sales(1)
Geographical Region	2023	2023	2022	2021
Europe	690	49%	49%	54%
North America	1,795	26%	25%	24%
South America	220	16%	17%	12%
Rest of World (2)	395	9%	9%	10%
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

    We believe that our ability to offer our dealers a full product line of agricultural machines and precision agriculture technology, as well as our digital tools to support the dealer’s sales, marketing, warranty and servicing efforts, helps ensure the vitality and increases the competitiveness of our dealer network. We also maintain dealer advisory groups to obtain dealer feedback on our operations.

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

    We purchase some fully manufactured tractors from Tractors and Farm Equipment Limited (“TAFE”), Carraro S.p.A. and Iseki & Company, Limited. We also purchase other tractors, implements and hay and forage equipment from various third-party suppliers. Refer to Note 18 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for further discussion of our relationship with TAFE.

    In addition to the purchase of machinery, third-party suppliers supply us with significant components used in our manufacturing operations. We select third-party suppliers that we believe are low cost and high quality and possess the most appropriate technology.

    We also assist in the development of these products or component parts based upon our own design requirements. Our past experience with outside suppliers generally has been favorable, although from 2020 to 2022 we experienced supply chain disruptions for several key components, such as semiconductors. These supply chain disruptions eased over the course of 2023.

Intellectual Property

    We own and have licenses to the rights under a number of domestic and foreign patents, trademarks, trade names and brand names relating to our products and businesses. We defend our patent, trademark and trade and brand name rights primarily by monitoring competitors’ machines and industry publications and conducting other investigative work. We consider our intellectual property rights, including our right to use our trade and brand names, important in the operation of our businesses. However, we do not believe we are dependent on any single patent or group of patents, although several of our trade and brand names are internationally recognized and are important to our operations. We intend to maintain the separate strengths and identities of our core brand names and product lines.

Engineering, Research and Innovation

    We make significant expenditures for engineering and applied research to improve the quality and performance of our products, to develop new products and technologies which enhance agriculture and integrate sustainability and to comply with government safety and engine emissions regulations.

    Through our newly launched AGCO Ventures, we source and fund new technologies to drive and support farmers worldwide. This initiative actively connects our business needs with industry and market perspectives to identify investment opportunities in startup companies, corporate venture funds, incubators, accelerators, higher education and research institutions. AGCO Ventures supports the accelerated development of critical capabilities and competencies across three strategic areas: information management and analytics, agriculture technology and environmental and alternative fuel sources.

Wholesale Financing, Sales Terms and Accounts Receivable Sales Agreement

    Primarily in the United States and Canada, we engage in the standard industry practice of providing dealers with floor plan payment terms for their inventories of farm equipment for extended periods, generally through our AGCO Finance joint ventures. The terms of our wholesale finance agreements with our dealers vary by region and product line, with fixed payment schedules on all sales, generally ranging from one to 12 months. In the United States and Canada, dealers typically are not required to make an initial down payment, and our terms allow for an interest-free period generally ranging from one to 12 months, depending on the product. Amounts due from sales to dealers in the United States and Canada are immediately due upon a retail sale of the underlying equipment by the dealer, with the exception of sales of grain storage and protein production systems, as discussed further below. If not previously paid by the dealer, installment payments generally are required beginning after the interest-free period with the remaining outstanding equipment balance generally due within 12 months after shipment. In limited circumstances, we provide sales terms, and in some cases interest-free periods, that are longer than 12 months for certain products. These typically are specified programs, predominantly in the United States and Canada, where interest is charged after a period of up to 24 months, depending on various factors including dealers’ sales volumes during the preceding year. We generally obtain a security interest in the new and used equipment we finance.

    Sales terms outside the United States and Canada are typically of a shorter duration, generally ranging from 30 to 180 days. In many cases, we retain a security interest in the equipment sold on extended terms. In certain international markets, our sales are often backed by letters of credit or credit insurance.

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

Retail Financing

    Our AGCO Finance joint ventures offer financing to most of the end users of our products. Besides contributing to our overall profitability, the AGCO Finance joint ventures enhance our sales efforts by tailoring retail finance programs to prevailing market conditions. Our AGCO Finance joint ventures provide both retail financing and wholesale financing to our dealers in the United States, Canada, Europe, Brazil, Argentina and Australia. We have a minority interest in the joint ventures and they are owned by AGCO and a wholly-owned subsidiary of Rabobank. The majority of the assets of the finance joint ventures consist of finance receivables. The majority of the liabilities consist of notes payable and accrued interest. Under the various joint venture agreements, Rabobank provides financing to the AGCO finance joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. In the United States and Canada, we guarantee certain minimum residual values to those joint ventures upon expiration of certain eligible leases between the finance joint ventures and end users. We also have other guarantees with our other finance joint ventures. Refer to Note 22 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information.

    In addition, Rabobank is the primary lender with respect to our credit facility, our senior term loan and the loans related to the planned Trimble Ag joint venture, as are more fully described in “Liquidity and Capital Resources” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical relationship with Rabobank has been strong, and we anticipate its continued long-term support of our business.

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

    The engines manufactured by our AGCO Power division, which specializes in manufacturing off-road engines in the 75 to 500 horsepower range, currently comply with emissions standards and related requirements set by European, Brazilian and U.S. regulatory authorities, including both the United States Environmental Protection Agency and various state authorities. We expect to meet future emissions requirements through the introduction of new technology to our engines and exhaust after-treatment systems, as necessary. In some markets, such as the United States, we must obtain governmental environmental approvals in order to import our products, and these approvals can be difficult and time-consuming to obtain or may not be obtainable at all. Production at our facilities and sales of our products could be impaired if AGCO Power and our other engine suppliers are unable to timely respond to any changes in environmental laws and regulations affecting engine emissions, including the emissions of greenhouse gases (“GHG”). Compliance with environmental and safety regulations has added, and will continue to add, to the cost of our products and increase the capital-intensive nature of our business.

Regulation and Government Policy

    We have manufacturing facilities or other physical presence in approximately 31 countries and sell our products primarily through independent dealers and distributors in approximately 140 countries. This subjects us to a range of trade, product, foreign exchange, employment, tax, environmental and other laws and regulations, in addition to the environmental regulations discussed previously, in a significant number of jurisdictions. Many jurisdictions and a variety of laws regulate the contractual relationships with our dealers. These laws impose substantive standards on the relationships between us and our dealers, including events of default, grounds for termination, non-renewal of dealer contracts and equipment repurchase requirements. Such laws could adversely affect our ability to terminate our dealers.

    In addition, each of the jurisdictions in which we operate or sell products has an important interest in the success of its agricultural industry and the consistency of the availability of reasonably priced food sources. These interests result in active political involvement in the agricultural industry, which in turn, can impact our business in a variety of ways.

Sustainability

    Our farmers continue to face increased challenges due to climate change. Our goal is to ensure that farmers have the machines and technologies they need to sustainability feed the world. Our products enable smart farming to help farms and machines run more efficiently with lower inputs and higher yields. Our precision agriculture products enable farmers to precisely place optimal amounts of inputs such as fertilizer, weed control and seeds. In addition, we are committed to driving down machinery emissions through battery powered electric tractors and other alternative fuel propulsion solutions to help farmers decarbonize and optimize their operations. AGCO also supports retrofit products to customers which provide more flexibility, extend product lifecycles, and generate less emissions compared to new products.

    While much of our focus is on innovating sustainable solutions, we are also committed to integrating sustainability into our core business strategy. Our low-carbon transition plan establishes key levers to reduce our climate impact by addressing both operational and value chain emissions. In our operations, we are embracing renewable energy and furthering initiatives to make our sites more energy efficient. Throughout our value chain, we attempt to deliver sustainable product solutions, optimize our transportation and logistics networks and engage supply chain partners to help drive environmental progress.

Human Capital

    We have approximately 27,900 employees worldwide, who are guided by our Company’s clear purpose – Farmer-focused solutions to sustainably feed our world. We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. Through ongoing talent development, comprehensive compensation and benefits, and a focus on health, safety and employee well being, we strive to help our employees in all aspects of their lives so they can do their best work.

    Employees are further guided by our global Code of Conduct. We also maintain a global anonymous reporting mechanism for the receipt, retention and treatment of complaints or concerns regarding accounting or other possible violations of our global Code of Conduct.

    While fluctuations may occur within our workforce from time to time, we track and attempt to manage our attrition rates, while also ensuring that key positions critical to our performance are appropriately staffed. We also analyze employee departure data so that we can continually improve upon the employee experience.

Unions, Collective Bargaining Agreements and Work Councils

    Of our worldwide employees, approximately 5,800 are located in the United States. Many of our global manufacturing employees, and some other employees, are represented by unions and works councils, and a significant number of our employees are subject to collective bargaining agreements that typically are for terms of three to five years and are renegotiated in connection with renewals. We currently do not expect any significant difficulties in renewing these agreements.

    Some examples of key programs and initiatives that we are focused on to enable us to attract, retain and develop our diverse workforce are described below.

Talent

    To facilitate talent attraction, engagement and retention, we strive to make AGCO an inclusive and safe workplace, with opportunities for our employees to find success in their current roles as well as grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs, and by platforms that build connections between our employees and their communities.

    Our employees engage in learning and development targeted to their current roles and future career aspirations. This includes completing online, self-directed and instructor-led courses across a broad range of categories – leadership, inclusion and diversity, professional skills, technical competencies and compliance. Compliance training includes education in AGCO’s culture and values and compliance with our global Code of Conduct, which, in turn, includes compliance with anti-bribery/corruption laws and policies, compliance with data privacy and cybersecurity protocols, conflicts of interest, discrimination and workplace harassment and sexual harassment policies.

    We are deeply committed to identifying and developing the next generation of top-tier leadership with a special focus on diverse and technologically innovative talent. We now conduct quarterly in-depth talent and succession reviews with our senior leadership team that focus on accelerating talent development, strengthening succession pipelines and advancing diversity representation for our most critical roles. In 2023, we expanded our focus, not only looking at rising leadership talent but also identifying the expert talent within the organization that we must engage, develop and retain to deliver on our organizational goals. We review our succession plans with our Board’s Talent and Compensation Committee annually.

    Furthermore, we have a performance management process that includes annual goal setting and annual performance appraisals. Both employees and managers play an active part in our performance management process, promoting a culture of accountability that fosters employee development. During 2023, our employee turnover rate related to voluntary terminations was approximately 7.5% as compared to 9.5% in 2022.

Rewards

    We periodically review surveys of market rates for jobs to ensure our compensation practices are competitive. We continue to strive to offer a variety of working arrangements, including flexible schedules to help employees manage work and life balance.

    We are committed to providing total rewards that are market-competitive and performance-based, driving innovation and operational excellence. Our compensation programs, practices, and policies reflect our commitment to reward short and long-term performance that aligns with and drives shareholder value. Total direct compensation is generally positioned within a competitive range of the market median, with differentiation based on tenure, skills, proficiency and performance to attract and retain key talent. In addition to salaries, our compensation programs include annual short-term and long-term incentive programs and participation in various retirement savings plans, dependent upon the position and level of employee and the countries in which we operate.

    We also invest in talent development initiatives to support the ongoing career development of all employees, including learning management and leadership programs.

Health, Wellness and Safety

    We are committed to the health, safety and wellness of our employees, striving to work safe, every day in every way. Our health and safety program focuses on risk reduction and safety management systems that promote preventative measures. We have implemented many leading and lagging indicators for enabling employee health and safety. Leading indicators are measured using proactive prevention programs that are designed to reduce overall risks by implementing risk assessments, ergonomic assessments and incident investigations to include detailed root cause corrective action analysis, near-miss corrective actions, and behavioral-based safety programs. The lagging indicators are measured by each of our facilities and demonstrate the current state regarding injury rates such as total case incident rate (“TCIR”). This is the third year in a row we achieved double digit improvement in our global TCIR rate. We reported a global TCIR of 1.86 in 2023, which is an approximate 15% decrease compared to 2022.

    In 2023, we focused on a global safety initiative to collect data from all sites, which added 80 additional AGCO sites into the program during 2023, up from 53 sites in 2022. This initiative is designed to ensure that we are capturing and regularly reporting safety statistics to ensure a complete understanding of our global safety performance. We intend to continue to focus on the leading indicators in 2024 with an emphasis on Behavior and Culture, high frequency injury reduction and high severity risk reduction. We will be targeting improvement actions at our sites based on the inputs we receive from internal and vendor surveys that will drive further feedback. All sites worldwide have established objectives and targets to aid in achieving a target TCIR equal to 1.50 or less by 2025.

Diversity

    Our employees are our greatest asset and a key enabler of our success. We remain committed to advancing diversity, equity and inclusion ("DE&I") in our workplace to ensure every employee thrives and feels a sense of belonging. Our success will be impacted by how well diversity, equity and inclusion are embedded into our organizational culture and business practices. Our objective is to increase diversity, strengthen inclusion and advance equity. To accomplish this, in 2023, we developed a new strategy focused on four foundational pillars, Talent, Culture, Marketplace and Community. In addition, we identified key enablers that will ensure we meet our overarching objectives – Leadership Engagement, Accountability, Education and Communication. This newly designed framework will drive sustainable progress and best-in-class performance.

    Our commitment to diversity and inclusion starts at the top with a highly-skilled and gender-diverse board. Three of our ten board members are women. Women represent approximately 13% of our full-time executive positions at the senior vice president and vice president levels, and approximately 19% of our overall full-time management-level employees. We are committed to increasing the percentage of female representation in our full time management-level employee group and our overall global employee base, as well as to further initiatives for compensation equity, employee engagement, development and inclusion. We believe that embedding inclusion and equity into our everyday business practices enhances innovation and delivers better business results.

    Building upon our cultural beliefs, our employees value learning opportunities that increase awareness and understanding of the diverse cultures that exist within our workforce and throughout the countries in which we operate. Through our global DE&I initiatives, employees take part in robust training, including creating an inclusive environment and cultural training. We established employee resource groups (“ERGs”), such as AGCO’s Global Women’s Network and AGCO’s Black Employee Network, to help foster a diverse and inclusive workplace as well as support the growth and development of underrepresented groups. To support the global expansion of our ERGs, we have established a new framework to accelerate growth and organizational impact. Through our DE&I initiatives, we encourage employees to become involved in their communities, contributing time and talent for the improvement of the communities in which they live and work.

    During 2023, we administered our third global employee experience and engagement survey. The survey is an opportunity for all employees across our offices and shop floor locations worldwide to provide feedback on what we are doing well and where we can improve. 84% of our workforce participated in the survey, with a favorable engagement result of approximately 71%, which aligns with our core employee engagement index metric. We intend to repeat the global survey annually, and in 2024 we will increase the cadence of measurement of engagement as part of our commitment to delivering an exceptional employee experience across the employee lifecycle.

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

Item 1A.    Risk Factors

    We make forward-looking statements in this report, in other materials we file with the SEC, on our website, in press releases and in materials that we otherwise share with the public. In addition, our senior management makes forward-looking statements to investors, analysts, the media and others. Statements, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” concerning our future operations, prospects, strategies, products, manufacturing facilities, legal proceedings, financial condition, financial performance (including sales, earnings and related growth) and demand for our products and services, as well as other statements of our beliefs or expectations of industry conditions, currency translation impacts, market demand, supply chain and logistics disruptions, farm incomes, weather conditions, commodity and protein prices, general economic conditions, availability of financing, working capital, capital expenditures, debt service requirements, margins, production volumes, cost reduction initiatives, investments in, and results of, product development, compliance with financial covenants, support from lenders, recovery of amounts under guarantee, uncertain income tax provisions, funding of our pension and postretirement benefit plans, or realization of net deferred tax assets, are forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, among others, those set forth below and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, or likely to become material, that also could cause actual results to differ materially from our expectations.

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

    Our success depends entirely on the vitality of the agricultural industry. Historically, the agricultural industry has been cyclical and subject to a variety of economic and other factors. Sales of agricultural equipment, in turn, also are cyclical and generally reflect the economic health of the agricultural industry. The economic health of the agricultural industry is affected by numerous factors, including farm income, farm land values and debt levels and financing costs, all of which are influenced by levels of commodity and protein prices, acreage planted, crop yields, agricultural product demand, farm input costs, government policies and government subsidies. The economic health of the agricultural industry also is influenced by general economic conditions, interest rate and exchange rate levels, and the availability of financing for retail customers, including government financing subsidies to farmers, which can be significant in countries such as Brazil, as discussed elsewhere in this “Risk Factors” section. Trends in the agricultural industry, such as farm consolidations, may affect the agricultural equipment market. In addition, weather conditions, such as floods, heat waves or droughts, and pervasive livestock or crop diseases affect farmers’ buying decisions. Downturns in the agricultural industry due to these or other factors, which could vary by market, can result in decreases in demand for agricultural equipment, which would adversely affect our performance. Moreover, the unpredictable nature of many of these factors and the resulting volatility in demand make it difficult for us to accurately predict sales and optimize production. This, in turn, can result in higher costs, including inventory carrying costs and underutilized manufacturing capacity. During previous downturns in the agricultural industry, we experienced significant and prolonged declines in our performance, and we expect our business to remain subject to similar market fluctuations in the future.

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

    Both AGCO and our AGCO Finance joint ventures have substantial accounts receivable from dealers and retail customers and are adversely impacted when collectability is less than optimal. Overall collectability depends upon the financial strength of the agricultural industry, which in turn depends upon the factors discussed elsewhere in this “Risk Factors” section. Certain finance joint ventures lease equipment as well and also may experience residual value losses that exceed expectations caused by lower pricing for used equipment and higher than expected returns at lease maturity. AGCO guarantees minimum residual values for some of the leased equipment. To the extent that defaults and losses are higher than expected, our equity in the net earnings of the finance joint ventures would be less, or there could be losses, which could materially impact our performance.

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

    A majority of our sales are derived from sales outside the United States. The foreign countries in which our sales are the greatest are Germany, France, Brazil, the United Kingdom, Australia, Italy, Finland and Canada. We have significant manufacturing operations in France, Germany, Brazil, Italy and Finland, and we have established manufacturing operations in emerging markets, such as China. Many of our sales involve products that are manufactured in one country and sold in a different country, and therefore, our performance can be adversely affected by adverse changes, in either the country of origin or the country of destination, by the factors discussed elsewhere in this “Risk Factors” section, particularly the factors that impact the delivered cost of our products. Our business practices in these foreign countries must comply with not just local law, but also U.S. law, including limitations on where and to whom we may sell products and the Foreign Corrupt Practices Act (“FCPA”). We have a compliance program in place designed to reduce the likelihood of violations of these laws, but it is difficult to identify and prevent violations. Significant violations could subject us to fines and other penalties as well as increased compliance costs. Some of our international operations also are, or might become, subject to various risks that are not present in domestic operations, including restrictions on dividends and the repatriation of funds. Foreign emerging markets may present special risks, such as unavailability of financing, inflation, slow economic growth, price controls and difficulties in complying with U.S. regulations.

    Domestic and foreign political developments and government regulations and policies directly affect the international agricultural industry, which affects the demand for agricultural equipment. Declines in demand for agricultural equipment adversely affect our performance. The COVID-19 pandemic caused a global recession and increased economic and demand uncertainty. Future pandemics, in addition to related or unrelated application, modification or adoption of laws, regulations, trade agreements or policies, can adversely affect the agricultural industry, including the imposition of import and export duties and quotas, expropriation and potentially burdensome taxation, and could have an adverse effect on our performance. Trade restrictions, including potential withdrawal from or modification of existing trade agreements, negotiation of new trade agreements, and imposition of new (and retaliatory) tariffs against certain countries or covering certain products, could limit our ability to capitalize on current and future growth opportunities in the international markets in which we operate and impair our ability to expand our business by offering new technologies, products and services. These changes, particularly increases in the cost of steel, also can impact the cost of the products we manufacture. Trade restrictions and changes in, or uncertainty surrounding, global trade policy also could affect our competitive position.

    As previously discussed, the health of the agricultural industry and the ability of our international dealers and retail customers to operate their businesses, in general, are affected by domestic and foreign government programs that provide economic support to farmers. As a result, farm income levels and the ability of farmers to obtain advantageous financing and other protections would be reduced to the extent that any such programs are curtailed or eliminated. Any such reductions likely would result in a decrease in demand for agricultural equipment. For example, a decrease or elimination of current price protections for commodities or of subsidy payments or financing rate subsidies for farmers in the European Union, the United States, Brazil or elsewhere would negatively impact the operations of farmers in those regions, and, as a result, our sales may decline if these farmers delay, reduce or cancel purchases of our products. In emerging markets, some of these (and other) risks can be greater than they might be elsewhere. In addition, the financing provided by the AGCO Finance joint ventures or by others in certain jurisdictions is supported by a government subsidy or guarantee in some markets, including financing rate subsidies. The programs under which those subsidies and guarantees are provided generally are of limited duration and subject to renewal and contain various caps and other limitations. In some markets, for example Brazil, this support is quite significant and, from time to time, has not been available. In the event the governments that provide this support elect not to renew these programs, and were financing not available on reasonable terms, whether through our AGCO Finance joint ventures or otherwise, our performance would be negatively impacted.

    As of December 31, 2023, we had approximately 40 employees in Ukraine, and in 2023 and 2022, we had net sales of approximately $85 million and $76 million, respectively. As of December 31, 2023 and 2022, we had less than $15 million in assets in Ukraine. It is unclear what impact the hostilities in Ukraine going forward will have on our net sales or assets, although we assume that our net sales may continue to decline in the Ukraine, possibly significantly. We assess the fair value of our assets in Ukraine for potential impairment on a periodic basis as warranted.

    In addition, AGCO sells products in, and purchases parts and components from, other regions where there could be hostilities. Should hostilities arise, we would expect our sales to decline and for our parts and component deliveries to be interrupted, which would adversely impact our performance.

    As a result of the multinational nature of our business and the acquisitions that we have made over time, our corporate and tax structures are complex, with a significant portion of our operations being held through foreign holding companies. As a result, we are subject to taxation from multiple tax jurisdictions, and it can be inefficient, from a tax perspective, for us to repatriate or otherwise transfer funds. In addition, we must comply with a greater level of tax-related regulation and reviews by multiple governmental units than do companies with a more simplified structure. Our foreign and U.S. operations also routinely sell products to, and license technology to, other operations of ours. The pricing of these intra-company transactions is subject to regulation and review as well. While we make every effort to comply with all applicable tax laws, audits and other reviews by governmental entities for non-compliance could result in our companies being required to pay additional taxes, interest and penalties.

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

    Our long-term strategy includes establishing a greater manufacturing and supply-chain and/or marketing presence in emerging markets such as India and Africa. As we progress with these efforts, it will involve a significant investment of capital and other resources and entail various risks. These include risks attendant to obtaining necessary governmental approvals and the construction of facilities in a timely manner and within cost estimates, the establishment of supply channels, the commencement of efficient manufacturing operations, and, ultimately, the acceptance of the products by retail customers. While we expect the expansion to be successful, should we encounter difficulties involving these or similar factors, it may not be as successful as we anticipate and could adversely impact our performance.

Brexit and political uncertainty in the United Kingdom and the European Union could disrupt our operations and adversely affect our performance.

    A majority of our operations are in the United Kingdom and the European Union. The United Kingdom withdrew from the European Union, in a process known as “Brexit,” effective December 31, 2020. While to date the consequences to the Company from Brexit have not been significant, the implementation of Brexit is not complete and over the longer term, changes in the regulatory environment, particularly changes that restrict the movement of capital, goods and personnel that result in increases in compliance obligations, could adversely impact our performance.

    There also is a risk that other countries may leave the European Union, leaving uncertainty regarding debt burden of certain Eurozone countries and their ability to meet future financial obligations, as well as uncertainty over the long-term stability of the Euro as a single common currency. These uncertainties and implications could materially adversely impact the financial markets in Europe and globally, as well as our customers, suppliers and lenders and ultimately our performance.

Inflation can impact our costs and sales.

    During 2022 and 2023, we experienced significant inflation in a range of costs, including for parts and components, labor, transportation, logistics, and energy. While inflation has eased over 2023 and we have been able to pass along these higher costs through increased prices, there can be no assurance that we will be able to continue to do so. If we are not, it will adversely impact our performance.

Product Development, Manufacturing and Operations

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

    As both we and our competitors continuously introduce new products or refine versions of existing products, we cannot predict the level of market acceptance or the amount of market share our new products will achieve. We have experienced delays in the introduction of new products in the past, and we may experience delays in the future. Any delays or other problems with our new product launches, such as high warranty costs, will adversely affect our performance. In addition, introducing new products can result in decreases in revenues from our existing products.

    Consistent with our strategy of offering new products and product refinements, we expect to make substantial investments in product development and refinement. We may need more funding for product development and refinement than is readily available, which could adversely affect our performance.

If we are unable to deliver precision agriculture and high-tech solutions to our customers, it could materially adversely affect our performance.

    Increasingly our customers are implementing precision farming solutions. In order to remain competitive, we have been able to successfully acquire or develop and introduce new solutions that improve profitability and sustainable farming techniques. Our precision technology products include both hardware and software components that relate to guidance, telemetry, automation, autonomy and connectivity solutions. We expect to make significant investments in research and development expenses, acquisitions of businesses, collaborative arrangements and other sources of technology to drive these outcomes. These investments include the recently announced planned acquisition of the agriculture assets and technologies of Trimble through the formation of a joint venture of which we will own 85% further discussed in the Trimble Ag joint venture transaction risk factor below. Such investments may not produce attractive solutions for our customers. We also may have to depend on third parties to supply certain hardware or software components or data services in our precision technology products. Our dealers' ability to support such solutions also may impact our customers, acceptance and demand of such products.

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

    Our products include components and parts manufactured by others. As a result, our ability to timely and efficiently manufacture current products, to introduce new products, and to shift manufacturing of products from one facility to another depends on the quality of these components and parts and the timeliness of their delivery to our facilities. During 2022, we experienced significant supply chain interruptions, including delays in timely deliveries of components. While supply chain disruptions eased in 2023, there can be no assurance that there will not be future disruptions. At any particular time, we depend on numerous suppliers, and the failure by one or more of our suppliers to perform as needed will result in fewer products being manufactured, shipped and sold. If the quality of the components or parts provided by our suppliers is less than required and we do not recognize that failure prior to the shipment of our products, we will incur higher warranty costs. The timely supply of component parts for our products also depends on our ability to manage our relationships with suppliers, to identify and replace suppliers that fail to meet our schedules or quality standards, and to monitor the flow of components and accurately project our needs. The shift from our existing suppliers to new suppliers, including suppliers in emerging markets, also may impact the quality and efficiency of our manufacturing capabilities, as well as warranty costs.

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

    From time-to-time we seek to expand through acquisitions of other businesses, including, our planned acquisition of the agricultural assets and technologies of Trimble through the formation of a joint venture of which we will own 85%, which is further discussed in the Trimble Ag joint venture transaction risk factor below. We expect to realize strategic and other benefits as a result of our acquisitions, including, among other things, the opportunity to extend our reach in the agricultural industry and provide our dealers and their retail customers with an even wider range of products and services. However, it is impossible to predict with certainty whether, or to what extent, these benefits will be realized or whether we will be able to integrate acquired businesses in a timely and effective manner. For example:
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

    Our ability to address these issues will determine the extent to which we are able to successfully integrate, develop and grow acquired businesses and technologies to realize the expected benefits of these transactions. Our failure to do so could have a material adverse effect on our performance.

We may not be able to complete the Trimble Ag joint venture transaction or successfully integrate the joint venture into our business, which could adversely affect our business or results of operations.

    We recently announced the planned acquisition of the agriculture assets and technologies of Trimble through the formation of the Trimble Ag joint venture, of which we will own 85%. Closing the transaction is dependent upon obtaining required regulatory approvals (primarily competition and antitrust approvals), obtaining the necessary financing, and fulfilling other closing conditions, all of which, at least in part, are not within our control. The Sale and Contribution Agreement ("the Agreement") entitles Trimble and AGCO to terminate the Agreement under certain circumstances, including the failure of the closing to occur nine months following the date of entry into the Agreement (followed by two three-month extensions in the event that the delay is the result of the failure to obtain certain antitrust approvals). Under certain circumstances, we could be obligated to pay Trimble a termination fee of $94 million. In addition, acquisitions and joint venture transactions involve many risks, including the difficulty of determining the appropriate valuation, which is based upon a number of factors, including projections provided by the seller, which may not prove accurate, the challenges attendant to integrating the operations, technologies, services and products of the acquired lines of businesses, reactions by customers to the transaction, particularly the rate at which Trimble’s largest OEM customer reduces purchases of Trimble equipment, and the rate of replacement by the joint venture of those sales, personnel turnover, and the diversion of management's attention from other business matters. In addition, we may be unable to achieve anticipated benefits from the transaction in the time frame that we anticipate, or at all. All of these risks, as well as the others that typically accompany a large transaction, could adversely affect our business or results of operations.

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

    We also are subject to the risk of the imposition of limitations by governments on international transfers of funds. In recent years, the Argentine government has substantially limited the ability of companies to transfer funds out of Argentina. As a consequence of these limitations, the spread between the official government exchange rate and the exchange rates resulting implicitly from certain capital market operations, usually effected to obtain United States dollars, has broadened significantly. In December 2023, the central bank of Argentina adjusted the official foreign currency exchange rate for the Argentine peso, significantly devaluing the currency relative to the United States dollar. In December 2023, we recorded losses of approximately $80.4 million related to the devaluation of the Argentine peso and the related impacts to our AGCO finance joint venture in Argentina as included within Item 8, “Financial Statements and Supplementary Data." Further devaluation of the peso or continuation or expansion of limitations of transfer of funds in Argentina or in other markets in which we operate, would adversely affect our performance. Please refer to the "Foreign Currency Risk Management" section within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more information.

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

We have substantial goodwill, and impairment of that goodwill could materially impact our results of operation.

    As of December 31, 2023, we had approximately $1,333.4 million of goodwill reflected on our consolidated balance sheet. While we will not know with certainty the amount of goodwill that will be created as part of the planned Trimble Ag joint venture until after the closing date, we currently expect the amount to be material. As discussed in Note 1 to our Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data," we test goodwill for impairment annually or more often under certain circumstances. Goodwill can be difficult to value, and in all events valuation requires the use of estimates and judgment as discussed in "Critical Accounting Estimates" in Item 7, “Management’s Discussion and

Analysis of Financial Condition and Results of Operations”. Our goodwill was created in connection with business acquisitions. If those businesses do not perform as expected, future valuations may not support the amount of goodwill, and we could conclude that an impairment has occurred. Similarly, if the estimates and judgment used in our annual impairment tests prove to be incorrect, impairment could be required. Given the magnitude of the goodwill expected to be added as part of the planned Trimble Ag joint venture, an impairment of that goodwill could be significant and could materially impact our results of operations.

We have a substantial amount of indebtedness and will incur more as part of the planned Trimble Ag joint venture, and, as a result, we are subject to certain restrictive covenants and payment obligations that may adversely affect our ability to operate and expand our business.

    Our credit facility and certain other debt agreements have various financial and other covenants that require us to maintain certain total debt to EBITDA and interest coverage ratios. As previously announced, in connection with the planned Trimble Ag joint venture, we expect to incur a substantial amount of additional indebtedness. In addition, the credit facility and certain other debt agreements contain other restrictive covenants, such as ones that limit the incurrence of indebtedness and the making of certain payments, including dividends, and are subject to acceleration in the event of default. If we fail to comply with these covenants and are unable to obtain a waiver or amendment, an event of default would result.

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

Our substantial indebtedness could have other important adverse consequences such as:
•requiring us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;
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

    Further, the Pacific Rim region is an important producer of parts and components that are critical to our products, particularly semiconductor chips. Should events in that region or between governments in that region and the countries in which we manufacture products deteriorate, it could significantly adversely impact the availability of parts and components to us, and, correspondingly, our ability to produce products at targeted levels.

    Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition.

    On December 15, 2022, the European Union Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework that was supported by over 130 countries worldwide. The European Union effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. The Company is evaluating the impact this directive could have on the Company’s future tax provision and the effective tax rate, as well as any other impacts on the Company’s financial position and results of operations.

The COVID-19 pandemic has disrupted our business and operations, and future public health crises could materially adversely impact our business, financial condition, liquidity and results of operations.

    The COVID-19 pandemic has previously disrupted our business. The COVID-19 pandemic or other new public health crises may disrupt our business in the future, which could materially affect our results of operations, financial condition, liquidity and future expectations. Any such events may adversely impact our global supply chain and global manufacturing operations and cause us to suspend our operations in the affected markets. In particular, we could experience, among other things: continued or additional global supply chain and logistics disruptions; labor disruptions or shortages; an inability to manufacture; and an inability to sell to our customers.

Climate Change and Other Environmental Risks

We increasingly are subject to risks attendant to climate change. Failure to understand and prepare for the risks related to the transition to a lower-carbon economy, and risks related to the physical impacts of climate change could impact our performance.

    It is widely recognized that global climate change is occurring. We are unable to predict with any certainty the impacts upon our business of climate change, although we recognize that they are likely to be significant. Among the risks that we face are (i) increased governmental regulation of both our manufacturing operations and the equipment that we produce, (ii) the possibility that we will not become as resource-efficient in our operations as we need to, both as a result of our own actions (or inactions) and those of our suppliers, (iii) that we will not be able to develop new and improved products that help our farmer customers address climate-related changes and opportunities and that keep our products competitive with the products of others, (iv) that climate change will reduce demand for our products, and (v) the impacts on our physical facilities, including from increased severe weather condition risks. The first three of these risks may be considered “transition” risks. Addressing each of these risks is likely to entail the incurrence of significant costs by us, although, in the case of transition risks, we already may be incurring many, if not most, of these costs through our ongoing engine development programs and our precision farming research and development. However, we may not be able to address these risks effectively and efficiently, which would impact our performance.

    In addition, we are increasingly subject to requirements for disclosure regarding our GHG emissions as well as those of our upstream vendors and downstream customers. The European Union recently adopted the European Sustainability Reporting Standards (ESRS) and the Corporate Sustainability Reporting Directive (CSRD) that will impose disclosure of the risks and opportunities arising from social and environmental issues, and on the impact of companies’ activities on people and the environment. The CSRD will need to be transposed into Member State law before it becomes effective, which is expected to occur in 2024. Similarly, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, including us, starting in 2026. The SEC has included in its regulatory agenda potential rulemaking on climate change disclosures that, if adopted, could significantly increase compliance burdens and associated regulatory costs and complexity. Further, the International Sustainability Standards Board issued sustainability and climate change disclosure standards in June 2023, which the U.K. and other countries in which we operate indicated they will adopt as their own binding standards. Our failure to comply with any applicable rules or regulations or other criticisms of our sustainability disclosures could lead to penalties or claims and other litigation, impact our reputation, customer attraction and retention, access to capital and employee retention, and otherwise adversely impact our performance. Compliance with these requirements will be complex and expensive.

    Investors and financial institutions increasingly are expecting the disclosures described above, and some financial institutional investors are assessing their investments and investment opportunities based upon how businesses are addressing climate change. Any failure by us to satisfy their assessments could impact the desirability of an investment in AGCO, our access to capital could be restricted and the share price of our common stock could be impacted. For a discussion of some of the actions that we have taken, see Item 1, “Business”, above.

We are subject to extensive environmental laws and regulations, including increasingly stringent engine emissions standards, and our compliance with, or our failure to comply with, existing or future laws and regulations could delay production of our products or otherwise adversely affect our business.

    In addition to the more general climate change regulation described above, we are subject to increasingly stringent environmental laws and regulations in the countries in which we operate. These regulations govern, among other things, emissions into the air, discharges into water, the use, handling and disposal of hazardous substances, waste disposal and the prevention and remediation of soil and groundwater contamination. Our costs of complying with these or any other current or future environmental regulations may be significant. For example, several countries have adopted more stringent environmental regulations regarding emissions into the air, and it is possible that new emissions-related legislation or regulations will be adopted in connection with concerns regarding GHG. The regulation of GHG emissions from certain stationary or mobile sources could result in additional costs to us in the form of taxes or emission allowances, facilities improvements and energy costs, which would increase our operating costs through higher utility and transportation expenses and costs of materials. Increased input costs, such as fuel and fertilizer, and compliance-related costs also could impact retail customer operations and demand for our equipment. Because the impact of any future GHG legislative, regulatory or product standard requirements on our global businesses and products is dependent on the timing and design of mandates or standards, we are unable to predict its potential impact at this time.

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

We are subject to disclosure obligations with respect to conflict materials.

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

    We rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing and collection of payments from dealers or other purchasers of our equipment. We also use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property and proprietary business information, in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and infrastructure are vulnerable to damage, disruptions or shutdowns due to attacks by cyber criminals or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, terrorist acts or, natural disasters or other catastrophic events. On May 5, 2022, we discovered that we had been subject to a ransomware cyberattack. The attack resulted in the temporary closure of most of our production sites and parts operations. A majority of the affected locations resumed operations within approximately two weeks after the attack was discovered. There was some data exfiltration as a result of the attack, and a portion of the exfiltrated data subsequently was released publicly. We do not have significant retail operations, and we do not believe that the exfiltrated data included privacy- protected consumer data or that the exfiltration was consequential. We have invested heavily in maturing our information technology and cybersecurity operations and continue to review and improve our safeguards to minimize our exposure to future attacks. The cost of remediation to the impacted systems has not been material. We maintain a cyber liability insurance program, although the coverage may not be sufficient in some circumstances. While we do not believe that the ultimate consequences of the attack were material to our performance, the occurrence of any similar or other events in the future could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, and could disrupt our operations and damage our reputation, which could adversely affect our performance. In addition, as security threats continue to evolve and increase in frequency and sophistication, we increasingly are needing to invest additional resources to protect the security of our systems and likely will need to invest even more in the future.

Item 1B.    Unresolved Staff Comments

    None.

Item 1C.    Cybersecurity

    We have an enterprise risk assessment process which specifically addresses risks associated with cybersecurity. Additionally, we have a crisis management plan that outlines the structure, roles, responsibilities and operating procedures to utilize during potentially significant events that could negatively impact the Company. As part of the crisis management plan, we have a cybersecurity incident response plan in place that provides a documented framework for handling high severity security incidents and includes facilitated coordination across multiple functions of the Company. Our incident response plan also includes identifying and responding to material risks from cybersecurity threats associated with our use of third-party service providers. We invest in threat intelligence and are active participants in industry and government forums to strive to improve our overall capabilities with respect to cybersecurity. We routinely perform reviews of threat intelligence and vulnerability management capabilities, while performing simulations and drills at both technical and management levels. We incorporate external expertise in all aspects of our program utilizing best practice guidance from third-party cybersecurity advisors to provide objective assessments of our capabilities. We maintain a cyber liability insurance program, although the coverage may not be sufficient in some circumstances. We also have policies and practices in place to address data privacy regulations. Our cybersecurity program is reviewed and assessed by external information security specialists or by our internal audit group at least annually. Further, we conduct annual cybersecurity awareness training for employees and targeted training for high-risk functions of the Company. We also conduct phishing exercises and correlated education with our employees.

    As part of its risk oversight role, our Audit Committee of the Board of Directors oversees cyber risk, information security and technology risk, including management’s actions to identify, assess, mitigate and remediate material cybersecurity issues and risks. The Audit Committee receives regular reporting several times each year from our Chief Information Security Officer as well as our Chief Information Officer on our technology and cyber risk profile, enterprise cybersecurity program and key enterprise cybersecurity activities.

    We have an information security team, led by our Chief Information Security Officer, that is responsible for assessing and managing cybersecurity risks and monitoring cybersecurity incidents. The team possesses relevant experience in their respective fields as well, as appropriate certifications from various leading certifying bodies. During 2022, we established a Cybersecurity Council comprised of members of our senior leadership team that is regularly briefed on cybersecurity matters and provides input to our overall approach to cybersecurity. Our formal cybersecurity program is modeled after the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, as well as other global standards and best practices.

    On May 5, 2022, we discovered that we had been subject to a sophisticated ransomware cyberattack. The attack resulted in the temporary closure of most of our production sites and parts operations. A majority of the affected locations resumed operations within approximately two weeks after the attack was discovered. There was some data exfiltration as a result of the attack, and a portion of the exfiltrated data subsequently was released publicly. We do not have significant retail operations, and we do not believe that the exfiltrated data included privacy-protected consumer data or that the exfiltration was consequential. We have invested heavily in maturing our information technology and cybersecurity operations and continue to review and improve our safeguards to minimize our exposure to future attacks. We do not believe the cost of remediation to the impacted systems will be material. To date, the cost of those efforts has not been consequential.

Item 2.        Properties

    Our principal manufacturing locations and/or properties as of January 31, 2024 were as follows:

Location	Description of Property
United States:
Assumption, Illinois	Manufacturing/Sales and Administrative Office
Batavia, Illinois	Parts Distribution
Duluth, Georgia	Corporate Headquarters
Hesston, Kansas	Manufacturing
Jackson, Minnesota	Manufacturing
Morton, Illinois	Manufacturing
International:
Beauvais, France(1)	Manufacturing
Breganze, Italy	Manufacturing
Ennery, France	Parts Distribution
Linnavuori, Finland	Manufacturing
Hohenmölsen, Germany	Manufacturing
Marktoberdorf, Germany	Manufacturing
Wolfenbüttel, Germany	Manufacturing
Stockerau, Austria	Manufacturing
Thisted, Denmark	Manufacturing
Suolahti, Finland	Manufacturing/Parts Distribution
Canoas, Brazil	Regional Headquarters/Manufacturing
Mogi das Cruzes, Brazil	Manufacturing
Santa Rosa, Brazil	Manufacturing
Changzhou, China	Manufacturing
_______________________________________
(1)Includes our joint venture, GIMA, in which we own a 50% interest.

    We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

Item 3.        Legal Proceedings

    During 2017, the Company purchased Precision Planting, which provides precision agricultural technology solutions. In 2018, Deere & Company (“Deere”) filed separate complaints in the U.S. District Court of Delaware against the Company and Precision Planting alleging that certain products of those entities infringed certain patents of Deere. The two complaints subsequently were consolidated into a single case, Case No. 1:18-cv-00827-CFC. In July 2022, the case was tried before a jury, which determined that the Company and Precision Planting had not infringed the Deere patents. Following customary post-trial procedures, the Court entered a judgement in the Company’s favor, and Deere appealed the judgment to the U.S. Court of Appeals for the Federal Circuit. The appeal is fully briefed and is awaiting oral arguments before the court. The Company has an indemnity right under the purchase agreement related to the acquisition of Precision Planting from its previous owner. Pursuant to that right, the previous owner of Precision Planting currently is responsible for the litigation costs associated with the complaint and is obligated to reimburse AGCO for some or all of the damages in the event of an adverse outcome in the litigation.

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

Item 4.        Mine Safety Disclosures

    Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Our common stock is listed on the New York Stock Exchange and trades under the symbol AGCO. We have a history of paying quarterly cash dividends. On April 27, 2023, the Company's Board of Directors approved an increase to its quarterly dividend commencing in the second quarter of 2023 by 21% to $0.29 per common share and declared a special variable dividend of $5.00 per common share that was paid during the second quarter of 2023. While we currently expect a cash dividend to be paid in the future, future dividend payments will depend on our earnings, capital requirements, financial condition, and other factors considered relevant by the Company's Board of Directors.

    As of the close of business on February 20, 2024, the closing stock price was $106.47, and there were 448 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

Performance Graph

    The following presentation is a line graph of our cumulative total shareholder return on our common stock on an indexed basis as compared to the cumulative total return of the S&P Mid-Cap 400 Index, the MVIS Global Agribusiness Index for the five years ended December 31, 2023. Our total returns in the graph are not necessarily indicative of future performance.

	Cumulative Total Return for the Years Ended December 31,
	2018	2019	2020	2021	2022	2023
AGCO Corporation	$100.00	$140.03	$188.71	$219.15	$273.84	$252.25
S&P Midcap 400 Index	100.00	126.20	143.44	178.95	155.58	181.15
MVIS Global Agribusiness Index	100.00	121.99	139.93	174.22	160.91	146.98

The total return assumes that dividends were reinvested and is based on a $100 investment on December 31, 2018.

Issuer Purchases of Equity Securities

    The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(2)
October 1, 2023 through October 31, 2023	—	$—	—	$110.0
November 1, 2023 through November 30, 2023(1)	371,669	$114.08	371,669	$57.0
December 1, 2023 through December 31, 2023	—	$—	—	$57.0
Total	371,669	$114.08	371,669	$57.0
___________________________________
(1) In November 2023, we entered into an ASR agreement with a third-party financial institution to repurchase $53.0 million of our common stock. The ASR agreement resulted in the initial delivery of 371,669 shares of our common stock, representing approximately 80% of the shares to be purchased in connection with the transaction. In January 2024, the remaining 82,883 shares under the ASR agreement were delivered. The average price paid per share related to the ASR agreement reflected in the table above was derived using the fair market value of the shares on the date the initial 371,669 shares were delivered. The amount that may yet be purchased under our share repurchase programs, as presented in the above table, was reduced by the entire $53.0 million payment related to the ASR agreement. Refer to Note 16 of our Consolidated Financial Statements contained in Item 8, "Financial Statements and Supplementary Data," for further discussion of this matter.
(2) The remaining authorized amount to be repurchased is $57.0 million, which has no expiration date.

Item 6.          [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

    We are a global leader in the design, manufacture and distribution of agricultural machinery and precision agriculture technology. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment, seeding and tillage equipment, implements, replacement parts and grain storage and protein production systems. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names, including Fendt®, GSI®, Massey Ferguson®, Precision Planting® and Valtra®, supported by our FUSE® precision agriculture solutions. We distribute most of our products through a combination of approximately 3,100 dealers and distributors as well as associates and licensees. In addition, we provide retail and wholesale financing through our finance joint ventures with Rabobank.

    We sell our equipment, precision agriculture technology and replacement parts to our independent dealers, distributors and other customers. A large majority of our sales are to independent dealers and distributors that sell our products to end users. To the extent practicable, we attempt to sell products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal demands on our manufacturing operations and to minimize our investment in inventories. However, retail sales by dealers to farmers are highly seasonal and are a function of the timing of the planting and harvesting seasons. In certain markets, particularly in North America, there is often a time lag, which varies based on the timing and level of retail demand, between our sale of the equipment to the dealer and the dealer’s sale to a retail customer.

Financial Highlights

    The following table sets forth the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations:

	Years Ended December 31,
	2023		2022
	$	% of Net Sales(1)	$	% of Net Sales(1)
Net sales	$14,412.4	100.0%	$12,651.4	100.0%
Cost of goods sold	10,635.0	73.8	9,650.1	76.3
Gross profit	3,777.4	26.2	3,001.3	23.7
Selling, general and administrative expenses	1,454.5	10.1	1,189.5	9.4
Engineering expenses	548.8	3.8	444.2	3.5
Amortization of intangibles	57.7	0.4	60.1	0.5
Impairment charges	4.1	—	36.0	0.3
Restructuring expenses	11.9	0.1	6.1	—
Income from operations	1,700.4	11.8	1,265.4	10.0
Interest expense, net	4.6	—	13.0	0.1
Other expense, net	362.3	2.5	145.2	1.1
Income before income taxes and equity in net earnings of affiliates	1,333.5	9.3	1,107.2	8.8
Income tax provision	230.4	1.6	296.6	2.3
Income before equity in net earnings of affiliates	1,103.1	7.7	810.6	6.4
Equity in net earnings of affiliates	68.2	0.5	64.1	0.5
Net income	1,171.3	8.1	874.7	6.9
Net loss attributable to noncontrolling interests	0.1	—	14.9	0.1
Net income attributable to AGCO Corporation and subsidiaries	$1,171.4	8.1%	$889.6	7.0%

___________________________________
(1) Rounding may impact summation of amounts.

2023 Compared to 2022

    Net income attributable to AGCO Corporation and subsidiaries for 2023 was $1,171.4 million, or $15.63 per diluted share, compared to $889.6 million, or $11.87 per diluted share, for 2022.

    Net sales for 2023 were $14,412.4 million, or 13.9% higher than 2022, primarily due to favorable pricing impacts, favorable product mix related to high horsepower tractors, combines, hay tools and application tools and favorable currency impacts. Income from operations was $1,700.4 million in 2023 compared to $1,265.4 million in 2022. The increase in income from operations during 2023 was primarily the result of positive net pricing and favorable product mix, partially offset by higher selling, general and administrative expenses ("SG&A expenses") and engineering expenses.

    We estimate that worldwide average price increases were approximately 10.0% and 11.6% in 2023 and 2022, respectively. Consolidated net sales of tractors and combines, which comprised approximately 64.9% of our net sales in 2023, increased approximately 1.7% in 2023 compared to 2022. Unit sales of tractors and combines decreased approximately 11.7% during 2023 compared to 2022. The primary driver of the decrease in unit sales was lower sales of compact and mid-range tractors. The difference between the unit sales change and the change in net sales was primarily the result of pricing, foreign currency translation and sales mix changes.

    Overall, global production hours increased approximately 3.6% during 2023 compared to 2022. The increase was primarily due to robust market demand as well as easing of supply chain and logistics disruptions experienced in 2022.

Results of Operations

    Gross profit as a percentage of net sales increased during 2023 compared to 2022, primarily due to positive net pricing impacts and favorable product mix.

    SG&A expenses as a percentage of net sales, were higher during 2023 compared to 2022. The absolute level of SG&A expenses increased during 2023 primarily due to higher compensation costs and Trimble Ag joint venture-related transaction costs. We recorded stock compensation expense of $44.6 million and $32.7 million during 2023 and 2022, respectively, within SG&A expenses, as is more fully explained in Note 15 of our Consolidated Financial Statements.

    Engineering expenses as a percentage of net sales, were higher during 2023 compared to 2022, primarily driven by an increase in product innovation and other technology investments.

    We recorded impairment charges of $4.1 million and $36.0 million during 2023 and 2022, respectively. During the fourth quarter of 2023, we recorded an impairment charge of $4.1 million related to the impairment of certain patents and technology amortizing intangible assets from a prior acquisition. In 2022, as a consequence of the conflict between Russia and Ukraine, we recorded asset impairment charges of $36.0 million related to our Russian distribution joint venture. Refer to Note 12 of our Consolidated Financial Statements for additional information.

    We recorded restructuring expenses of $11.9 million and $6.1 million during 2023 and 2022, respectively. The restructuring expenses primarily related to severance and other related costs associated with the rationalization of certain South American, North American, European, African and Asian manufacturing facilities and administrative offices. See Note 12 of our Consolidated Financial Statements.

    Interest expense, net was $4.6 million for 2023 compared to $13.0 million for 2022 resulting primarily from an increase in interest income, partially offset by an increase in interest expense from increased debt levels and interest rates in 2023 as compared to 2022. See “Liquidity and Capital Resources” for further information on our available funding.

    Other expense, net was $362.3 million in 2023 compared to $145.2 million in 2022. The increase was primarily driven by foreign currency exchanges losses which where approximately $202.1 million and $64.1 million in 2023 and 2022, respectively. These losses related primarily to the devaluation of the Argentine peso and the Turkish lira during 2023. In December 2023, the central bank of Argentina adjusted the official foreign currency exchange rate for the Argentine peso from approximately 366.5 to approximately 800.0 pesos to United States dollar for substantially all goods, significantly devaluing the currency relative to the United States dollar. The December 2023 impact of the devaluation and remeasurement of net monetary assets was approximately $79.9 million. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in "Other expense, net," were approximately $148.4 million and $71.1 million in 2023 and 2022, respectively. The increase in losses was primarily the result of higher sales of accounts receivable and higher interest rates in 2023 as compared to 2022. The increases in "Other expense, net" were partially offset by business interruption insurance recoveries of $20.0 million related to the cyber attack in 2022.

    We recorded an income tax provision of $230.4 million in 2023 compared to $296.6 million in 2022. Our tax provision and effective tax rate are impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes, losses in jurisdictions where no income tax benefit is recorded, and provisions for unrecognized income tax benefits related to uncertain tax positions. Our 2023 income tax provision includes a one-time benefit of $112.3 million related to the recognition of a deferred tax asset of $197.7 million, net of a valuation allowance of $85.4 million, related to the finalization of negotiations surrounding the application of Swiss Tax reform legislation enacted in 2020. This benefit was partially offset by a provision of approximately $26.4 million that we recorded in 2023 associated with our enrollment in a Brazilian tax amnesty program as is more fully described in Note 19 of our Consolidated Financial Statements. Refer to Note 19 of our Consolidated Financial Statements for further information.

    Equity in net earnings of affiliates, which is primarily comprised of income from our AGCO Finance joint ventures, was $68.2 million in 2023 compared to $64.1 million in 2022. The increase was primarily due to higher earnings in our finance joint ventures. During the first quarter of 2022, we recorded a write-down of our investment in our Russian finance joint venture of approximately $4.8 million. The Russian finance joint venture was sold during the three months ended December 31, 2022. Refer to Note 9 of our Consolidated Financial Statements for further information.

    Net loss attributable to noncontrolling interests was $0.1 million in 2023 compared to $14.9 million in 2022. The loss during 2022 related to the sale of our Russian distribution joint venture.

Results of Operations - Segment Information

    The Company has four operating segments which are also its reportable segments which consist of the Europe/Middle East ("EME"), North America, South America and Asia/Pacific/Africa ("APA") regions. The Company’s reportable segments are geography based and distribute a full range of agricultural machinery and precision agriculture technology. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment.

    The following table sets forth, for the year ended December 31, 2023, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

			Change		Change due to Currency Translation
	2023	2022	$	%	$	%
EME	$7,540.5	$6,447.3	$1,093.2	17.0%	$(18.3)	(0.3)%
North America	3,752.7	3,175.1	577.6	18.2%	5.3	0.2%
South America	2,234.2	2,121.6	112.6	5.3%	56.8	2.7%
APA	885.0	907.4	(22.4)	(2.5)%	(30.8)	(3.4)%
	$14,412.4	$12,651.4	$1,761.0	13.9%	$13.0	0.1%

EME

			Change
	2023	2022	$
Net Sales	$7,540.5	$6,447.3	$1,093.2
Income from Operations	1,100.6	784.1	316.5

    Net sales in EME increased in 2023 compared to 2022, primarily due to positive pricing impacts, favorable product mix related to mid-range and high-horsepower tractors and higher replacement parts sales, partially offset by unfavorable foreign currency translation.

    Income from operations increased by $316.5 million in 2023 compared to 2022, driven primarily by positive net pricing and favorable product mix related to mid-range and high-horsepower tractors, partially offset by higher SG&A expenses primarily related to higher compensation costs.

North America

			Change
	2023	2022	$
Net Sales	$3,752.7	$3,175.1	$577.6
Income from Operations	459.3	278.8	180.5

    Net sales in North America increased in 2023 compared to 2022, primarily due to positive pricing impacts and favorable product mix related to high-horsepower tractors, application equipment and combines. The expansion of Fendt product sales in North America was a key driver of the favorable product mix.

    Income from operations increased by $180.5 million compared to the prior year as a result of positive net pricing and favorable product mix related to significant growth in Fendt products as well as improved margins on our grain and protein product sales. These increases were partially offset by higher warranty costs and higher SG&A expenses primarily related to higher compensation costs.

South America

			Change
	2023	2022	$
Net Sales	$2,234.2	$2,121.6	$112.6
Income from Operations	386.4	373.9	12.5

    Net sales increased in South America in 2023 compared to 2022, primarily due to positive pricing impacts, favorable product mix related to high-horsepower and mid-range tractors and favorable foreign currency translation. These increases were partially offset by modest declines in sales related to grain and protein products.

    Income from operations increased $12.5 million in 2023 compared to 2022 despite higher retail incentives in the fourth quarter as a result of positive net pricing and favorable product mix related to high-horsepower tractors and combines, partially offset by a decrease in sales of grain and protein products and higher SG&A expenses primarily related to higher dealer termination charges and higher compensation costs.

APA

			Change
	2023	2022	$
Net Sales	$885.0	$907.4	$(22.4)
Income from Operations	77.3	116.9	(39.6)

    Net sales decreased in APA in 2023 compared to 2022, primarily due to unfavorable currency translation, lower sales volumes of mid-range tractors and combines and lower sales of grain and protein products. Higher sales in Australia were mostly offset by lower sales in Japan. These decreases were partially offset by positive pricing impacts and increased sales of precision agriculture equipment.

    Income from operations decreased $39.6 million in 2023 compared to 2022, primarily due to lower sales volumes of mid-range tractors and combines, higher warranty costs and higher SG&A expenses primarily related to higher compensation costs. These decreases were partially offset by positive net pricing.

2022 Compared to 2021

    A comparison of the results of operations for 2022 versus that of 2021 was included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Outlook

    Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment are affected by, among other things, changes in farm income, farm land values and debt levels, financing costs, acreage planted, crop yields, weather conditions, the demand for agricultural commodities, commodity and protein prices, agricultural product demand and general economic conditions and government policies and subsidies.

    Global industry demand for farm equipment, driven by farm income, is expected to be modestly lower during 2024 in most major markets compared to 2023. Our net sales are expected to moderately decrease in 2024 compared to 2023, resulting from lower sales volumes, offset in part by modest positive pricing. Gross and operating margins are expected to moderately decrease from 2023 levels, reflecting the impact of lower net sales and production volumes and relatively flat investments in engineering and other technology efforts to support our precision agriculture and digital initiatives.

    Our outlook is based on current assumptions regarding a number of factors including demand, currency stability, pricing and market share gains. If our assumptions are incorrect, or other issues arise or return, such as a worsening of our supply chain, our results of operations will be adversely impacted. Refer to “Risk Factors” in Item 1A for further discussion.

Liquidity and Capital Resources

    Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our credit facility and accounts receivable sales agreement facilities, subject to the discussion below with respect to financing of the Trimble Ag joint venture transaction. Additional information regarding our indebtedness is contained in Note 11 to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data." We believe that the following facilities listed below, together with available cash and internally generated funds, and assuming customary renewals and replacements, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future (in millions):

December 31, 2023(1)
Credit facility, expires 2027	$—
1.002% EIB Senior term loan due 2025	276.7
EIB Senior Term Loan due 2029	276.7
Senior term loans due between 2025 and 2028	162.1
0.800% Senior Notes Due 2028	664.0
Other long-term debt	3.1
____________________________________
(1) The amounts above are gross of debt issuance costs of an aggregate amount of approximately $3.1 million.

    The Company has a credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“Credit Facility”) that matures on December 19, 2027. As of December 31, 2023, the Company had no outstanding borrowings under the revolving credit facility and had the ability to borrow $1,155.0 million.

    In addition, the Company has an uncommitted revolving credit facility that allows the Company to borrow up to €100.0 million (or approximately $110.7 million as of December 31, 2023). The credit facility expires on December 31, 2026. As of December 31, 2023, the Company had no outstanding borrowings under the revolving credit facility.

    On September 29, 2023, the Company entered into a multi-currency Finance Contract with the European Investment Bank ("EIB") permitting the Company to borrow up to €250.0 million, to fund up to 50% of certain investments in research, development and innovation primarily in Germany, France and Finland during the period from 2023 through 2026. On October 26, 2023, the Company borrowed €250.0 million (approximately $263.7 million) under the arrangement. The loan matures on October 26, 2029. As of December 31, 2023, there was €250.0 million (approximately $276.7 million) outstanding under the EIB Senior Term Loan due 2029.

    Subsequent to the end of the year, on January 25, 2024, the Company entered into an additional multi-currency Finance Contract with EIB permitting the Company to borrow up to €170.0 million, for which the proceeds will be used in a similar manner as described for the EIB Senior Term Loan due 2029 above. On February 15, 2024, the Company borrowed €170.0 million (approximately $183.2 million) under the arrangement. The loan matures on February 15, 2030.

    In connection with the planned Trimble Ag joint venture, on September 28, 2023, the Company entered into a bridge facility commitment letter with Morgan Stanley pursuant to which Morgan Stanley has committed to provide, subject to the terms and conditions set forth therein, a $2.0 billion senior unsecured 364-day bridge facility. There were no amounts outstanding under the Bridge Facility as of December 31, 2023. Subject to market conditions, the Company intends to finance the planned Joint Venture transaction through a combination of existing liquidity, ongoing cash flows from operations and the issuance of new debt and not to utilize funding pursuant to the commitment letter. In December 2023, the Company amended the Credit Facility to allow for incremental borrowings in the form of a delayed draw term loan facility in an aggregate principal amount of $250.0 million ("Term Loan Facility"). Borrowings under the Term Loan Facility bear interest at the same rate and margin as the Credit Facility. There are currently no amounts outstanding under the Term Loan Facility. The Company expects to draw on the Term Loan Facility in conjunction with the close of the Trimble Ag joint venture. The amount available under the Bridge Facility was reduced by $250.0 million upon the Company's entry into the Term Loan Facility in December 2023. In January 2024, the Company and its lenders agreed to further reduce the Bridge Facility by $300.0 million as a result of cash flows generated in the quarter ended December 31,2023.

    We are in compliance with the financial covenants contained in these facilities and expect to continue to maintain such compliance. Should we ever encounter difficulties, our historical relationship with our lenders has been strong and we anticipate their continued long-term support of our business. Refer to Note 11 to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our current facilities, including the financial covenants contained in each debt instrument.

    Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions. For the years ended December 31, 2023 and 2022, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $2.5 billion and $1.8 billion, respectively.

    In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. For the years ended December 31, 2023 and 2022, the cash received from these arrangements was approximately $254.1 million and $226.0 million, respectively.

    Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. As of December 31, 2023 and 2022, these finance joint ventures had approximately $211.3 million and $69.5 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. The total finance portfolio in our finance joint ventures was approximately $14.1 billion and $11.8 billion as of December 31, 2023 and 2022, respectively. The total finance portfolio as of December 31, 2023 and 2022 included approximately $10.8 billion and $9.5 billion, respectively, of retail receivables and $3.3 billion and $2.3 billion of wholesale receivables from AGCO dealers as of December 31, 2023 and 2022, respectively.

    In order to efficiently manage our liquidity, we generally pay vendors in accordance with negotiated terms. To enable vendors to obtain payment in advance of our payment due dates to them, we have established programs in certain markets with financial institutions under which the vendors have the option to be paid by the financial institutions earlier than the payment due dates. Should we not be able to negotiate extended payment terms with our vendors, or should financial institutions no longer be willing to participate in early payment programs with us, we would expect to have sufficient liquidity to timely pay our vendors without any material impact on us or our financial position. As of December 31, 2023 and 2022, the amount outstanding that remains unpaid to the banks or other intermediaries associated with these programs totaled approximately $82.7 million and $121.5 million, respectively. Refer to Note 10 to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for further discussion.

    Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 23.0% at December 31, 2023 compared to 27.3% at December 31, 2022.

Cash Flows

    Cash flows provided by operating activities were approximately $1,103.1 million during 2023 compared to approximately $838.2 million during 2022. The increase during 2023 compared to 2022 was primarily due to higher net income in 2023.

    Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,997.2 million in working capital at December 31, 2023, as compared with $1,651.3 million at December 31, 2022. Accounts receivable and inventories, combined, at December 31, 2023 were approximately $635.0 million higher than at December 31, 2022, primarily due to positive pricing, lower sales of accounts receivable under our factoring programs at the end of the year and higher finished goods inventory levels.

    Capital expenditures were approximately $518.1 million compared to $388.3 million for the same period in 2022, primarily related to high capital investments related to capacity increases and precision agriculture initiatives.

Share Repurchase Program and Dividends

    In November 2023, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase $53.0 million of shares of our common stock. We received approximately 371,669 shares associated with this transaction as of December 31, 2023. In January 2024, we received an additional 82,883 shares upon final settlement of our November 2023 ASR agreement. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the our Consolidated Balance Sheets. We did not purchase any shares directly or enter into any accelerated share repurchase agreements during 2022. As of December 31, 2023, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $57.0 million, which has no expiration date. In addition, on April 27, 2023, our Board of Directors approved an increase to our quarterly dividend commencing in the second quarter of 2023 by 21% to $0.29 per common share and declared a special variable dividend of $5.00 per common share that was paid during the second quarter of 2023. During 2022, our Board of Directors declared and we paid a special variable dividend of $4.50 per common share. On January 18, 2024, the Company approved the quarterly dividend of $0.29 per common share to be paid on March 15, 2024, to all stockholders of record as of the close of business February 15, 2024.

Contractual Obligations and Cash Requirements

    Our material cash requirements include the following contractual and other obligations:

    Indebtedness – As of December 31, 2023, we had approximately $14.1 million of payments due within the year ending December 31, 2024, related to indebtedness and certain short-term obligations, in addition to approximately $56.1 million of interest payments associated with indebtedness we expect to pay during 2024. This does not include interest payments related to future indebtedness expected to finance the planned Trimble Ag joint venture. Our projected amount of interest payments includes assumptions regarding the future fluctuations in interest rates, as well as borrowings under our revolving credit facility and other variable debt instruments. Indebtedness amounts reflect the principal amount of our EIB senior term loans, senior notes, credit facility and certain short-term borrowings, gross of any debt issuance costs. Refer to the discussion above and Note 11 of the Consolidated Financial Statements for additional information regarding our indebtedness.

    Finance and operating lease obligations – As of December 31, 2023, we had approximately $0.7 million and $52.8 million of payments due during the year ending December 31, 2024, related to finance and operating lease obligations, respectively. Refer to Note 23 of the Consolidated Financial Statements for additional information regarding our lease obligations.

    Unconditional purchase obligations – As of December 31, 2023, we had approximately $263.7 million of outstanding purchase obligations payable during the year ending December 31, 2024. The Company's unconditional purchase obligations are primarily payable within 12 months.

    Other short-term and long-term obligations – As of December 31, 2023, we had approximately $9.9 million of income tax liabilities related to uncertain income tax provisions connected with ongoing income tax audits in various jurisdictions that we expects to pay or settle within the next 12 months. Additionally, we had approximately $16.7 million of estimated future minimum contribution requirements under our U.S. and non-U.S. defined benefit pension and postretirement plans due during the year ending December 31, 2024. Refer to Notes 19 and 20 of the Consolidated Financial Statements for additional information regarding our uncertain tax positions and pension and postretirement plans, respectively. These obligations comprise a majority of our other short-term and long-term obligations.

Commitments and Off-Balance Sheet Arrangements

Guarantees

    At December 31, 2023, the Company had outstanding guarantees issued to its Argentine finance joint venture, AGCO Capital Argentina S.A. (“AGCO Capital”) of approximately $42.2 million. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to AGCO Capital if end users default on such loans to the extent that, due to non-Credit Risk, the end users are not able, or not required, to pay their loans, or are required to pay in a different currency than the one agreed in their loan. The Company also has obligations to guarantee indebtedness owed to certain of its finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant. The Company believes the credit risk associated with these guarantees is not material.

    In addition, at December 31, 2023, the Company accrued approximately $13.8 million of outstanding guarantees of residual values that may be owed to its finance joint ventures in the United States and Canada upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantees is approximately $182.1 million.

Other

    At December 31, 2023, we had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $3,387.3 million. The outstanding contracts as of December 31, 2023 range in maturity through December 2024. We also had outstanding designated steel commodity contracts with a gross notional amount of approximately $2.5 million that range in maturity through June 2024. See Note 14 of our Consolidated Financial Statements for additional information.

    As discussed above, we sell a majority of our wholesale accounts receivable in North America, Europe and Brazil to our U.S., Canadian, European and Brazilian finance joint ventures. We also sell certain accounts receivable under factoring arrangements to financial institutions around the world. We have determined that these facilities should be accounted for as off-balance sheet transactions.

Contingencies

    During 2017, the Company purchased Precision Planting, which provides precision agricultural technology solutions. In 2018, Deere & Company (“Deere”) filed separate complaints in the U.S. District Court of Delaware against the Company and Precision Planting alleging that certain products of those entities infringed certain patents of Deere. The two complaints subsequently were consolidated into a single case, Case No. 1:18-cv-00827-CFC. In July 2022, the case was tried before a jury, which determined that the Company and Precision Planting had not infringed the Deere patents. Following customary post-trial procedures, the Court entered a judgement in the Company’s favor, and Deere appealed the judgment to the U.S. Court of Appeals for the Federal Circuit. The appeal is fully briefed and is awaiting oral arguments before the court. The Company has an indemnity right under the purchase agreement related to the acquisition of Precision Planting from its previous owner. Pursuant to that right, the previous owner of Precision Planting currently is responsible for the litigation costs associated with the complaint and is obligated to reimburse AGCO for some or all of the damages in the event of an adverse outcome in the litigation.

    We are party to various claims and lawsuits arising in the normal course of business. We closely monitor these claims and lawsuits and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position or results of operations and accrue and/or disclose loss contingencies as appropriate. See Note 22 of our Consolidated Financial Statements for further information.

Related Party Transactions

    In the ordinary course of business, we engage in transactions with related parties. See Note 18 of our Consolidated Financial Statements for information regarding related party transactions and their impact to our consolidated results of operations and financial position.

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

    The Company has a wholly-owned subsidiary in Turkey that distributes agricultural equipment and replacement parts. On the basis of available data related to inflation indices and as a result of the devaluation of the Turkish lira relative to the United States dollar, the Turkish economy was determined to be highly inflationary during 2022. A highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. For subsidiaries operating in highly inflationary economies, the United States dollar is the functional currency. Remeasurement adjustments for financial statements in highly inflationary economies and other transactional exchange gains and losses are reported in "Other expense, net" within our Consolidated Statements of Operations. For the year ended December 31, 2023, the Company's wholly-owned subsidiary in Turkey had net sales of approximately $394.6 million and total assets of approximately 4.5 billion Turkish lira (or approximately $152.4 million). The monetary assets and liabilities denominated in the Turkish lira were approximately 4.2 billion Turkish lira (or approximately $142.7 million) and approximately 3.4 billion Turkish lira (or approximately $116.3 million), respectively, as of December 31, 2023. The monetary assets and liabilities were remeasured into United States dollar based on exchange rates as of December 31, 2023.

    We also are subject to the risk of the imposition of limitations by governments on international transfers of funds. In recent years, the Argentine government has substantially limited the ability of companies to transfer funds out of Argentina. As a consequence of these limitations, the spread between the official government exchange rate and the exchange rates resulting implicitly from certain capital market operations, usually effected to obtain United States dollars, had broadened significantly. Argentina's economy was determined to be highly inflationary during 2018. In December 2023, the central bank of Argentina adjusted the official foreign currency exchange rate for the Argentine peso, significantly devaluing the currency relative to the United States dollar. The December 2023 impact of the devaluation and remeasurement of net monetary assets was approximately $79.9 million. The Company has a wholly-owned subsidiary in Argentina that assembles and distributes agricultural equipment and replacement parts. For the year ended December 31, 2023, the Company's wholly-owned subsidiary in Argentina had net sales of approximately $204.9 million and total assets of approximately 194.9 billion pesos (or approximately $233.9 million). The monetary assets of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 68.3 billion pesos (or approximately $82.0 million), inclusive of approximately 27.7 billion pesos (or approximately $33.3 million) in cash and cash equivalents, as of December 31, 2023. The monetary liabilities of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 12.4 billion pesos (or approximately $14.9 million) as of December 31, 2023. The monetary assets and liabilities were remeasured into United States dollars based on exchange rates as of December 31, 2023. The Company's finance joint venture in Argentina, AGCO Capital has net monetary assets denominated in pesos at the official government rate of approximately 11.0 billion (or approximately $13.2 million) as of December 31, 2023, of which a majority is cash and cash equivalents. All gains and losses resulting from AGCO Capital's remeasurement of its monetary asset and liabilities are reported in “Equity in net earnings of affiliates” within our Consolidated Statements of Operations. If limitations on transfer of funds remain, we may be subject to future losses on the net monetary assets described above.

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

    The total notional value of our foreign currency instruments was $3,687.3 million and $4,318.8 million, including $300.0 million and $300.0 million related to net investment hedges, as of December 31, 2023 and 2022, respectively, inclusive of both those instruments that are designated and qualified for hedge accounting and non-designated derivative instruments. We enter into cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, and we enter into foreign currency contracts to economically hedge receivables and payables on our balance sheets that are denominated in foreign currencies other than the functional currency. In addition, we use derivative and non-derivative instruments to hedge a portion of our net investment in foreign operations against adverse movements in exchange rates. See Note 14 of our Consolidated Financial Statements for further information about our hedging transactions and derivative instruments.

    Assuming a 10% change relative to the currency of the hedge contracts, the fair value of the foreign currency instruments could be negatively impacted by approximately $26.5 million as of December 31, 2023. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would largely be offset by losses and gains on the underlying firm commitment or forecasted transaction. The gains and losses on the Company’s net investment in the designated foreign operations driven by changes in foreign exchange rates would largely be offset by movements in the fair value of the cross currency swap contracts or foreign currency denominated debt.

Interest Rate Risk

    Our interest expense is, in part, sensitive to the general level of interest rates. We manage our exposure to interest rate risk through our mix of floating rate and fixed rate debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. See Notes 11 and 14 of our Consolidated Financial Statements for additional information.

    Based on our floating rate debt and our accounts receivable sales facilities outstanding at December 31, 2023, a 10% increase in interest rates, would have increased, collectively, “Interest expense, net” and “Other expense, net” for the year ended December 31, 2023, by approximately $13.7 million.

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

    At December 31, 2023, we had recorded an allowance for discounts and sales incentives of approximately $1,008.3 million that will be paid either through a reduction of future cash settlements of receivables and through credit memos to our dealers or through reductions in retail financing rates paid to our finance joint ventures. If we were to allow an additional 1% of sales incentives and discounts at the time of retail sale for those sales subject to such discount programs, our reserve would increase by approximately $41.5 million as of December 31, 2023. Conversely, if we were to decrease our sales incentives and discounts by 1% at the time of retail sale, our reserve would decrease by approximately $41.5 million as of December 31, 2023.

Deferred Income Taxes and Uncertain Income Tax Positions

    We recorded an income tax provision of $230.4 million in 2023 compared to $296.6 million in 2022 and $108.4 million in 2021. Our tax provision and effective tax rate are impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes, losses in jurisdictions where no income tax benefit is recorded and provisions for unrecognized income tax benefits related to uncertain tax positions. The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which we operate. Future changes in applicable laws, projected levels of taxable income, and tax planning could change the effective tax rate and tax balances recorded by us. In addition, tax authorities periodically review income tax returns filed by us and can raise issues regarding our filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. We believe that we have adequately provided for any reasonably foreseeable resolution of these matters.

    At December 31, 2023 and 2022, we had gross deferred tax assets of $634.2 million and $301.2 million, respectively, including $42.1 million and $45.9 million, respectively, related to net operating loss carryforwards. We maintain a valuation allowance to reserve a portion of our net deferred tax assets in the U.S. and certain foreign jurisdictions. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets may not be realized. At December 31, 2023 and 2022, we had total valuation allowances as an offset to our gross deferred tax assets of $149.8 million and $47.3 million, respectively. These valuation allowances are held against deferred tax assets (including net operating loss carryforwards and certain other tax attributes) in the U.S and certain foreign jurisdictions. Realization of the remaining deferred tax assets as of December 31, 2023 depends on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets should be able to be realized.

    We recognize income tax benefits from uncertain tax positions only when there is a more than 50% likelihood that the tax positions will be sustained upon examination by the taxing authorities based on the technical merits of the positions. As of December 31, 2023 and 2022, we had approximately $351.2 million and $281.7 million, respectively, of gross unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2023 and 2022, we had approximately $9.9 million and $10.4 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. At December 31, 2023 and 2022, the Company had approximately $344.2 million and $274.1 million, respectively, of accrued taxes reflected in “Other noncurrent liabilities”, and approximately $2.9 million and $2.8 million of deferred tax assets, respectively, related to uncertain tax positions that it expects to settle or pay beyond 12 months, reflected in “Deferred tax assets” in the Company’s Consolidated Balance Sheets. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2023 and 2022, we had accrued interest and penalties related to unrecognized tax benefits of approximately $27.9 million and $25.8 million, respectively. See Note 19 of our Consolidated Financial Statements for further discussion of our uncertain income tax positions.

Pensions

    We sponsor defined benefit pension plans covering certain employees, principally in the United Kingdom, the United States, Germany, Switzerland, Finland, France, Norway and Argentina. Our primary plans cover certain employees in the United States and the United Kingdom.

    In the United States, we sponsor a funded, qualified defined benefit pension plan for our salaried employees, as well as a separate funded qualified defined benefit pension plan for our hourly employees. Both plans are closed to new entrants and frozen, and we fund at least the minimum contributions required under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code to both plans. Additionally, as of December 31, 2023, we amended and merged the defined benefit plans for our hourly and salaried employees into one plan (the "Plan") and subsequently terminated the Plan effective December 31, 2023, subject to the approval by the Pension Benefit Guaranty Corporation (the “PBGC”). Following the approval of the Plan’s termination by the PBGC, the benefits of all participants and beneficiaries will be satisfied in full through cash distributions to participants, payment to the PBGC, or the purchase of annuities under a group annuity contract. In addition, we maintain an unfunded, nonqualified defined benefit pension plan for certain senior executives, which is our Executive Nonqualified Pension Plan (“ENPP”). The ENPP also is closed to new entrants, and, during 2021, we amended the ENPP to freeze future benefit accruals as of December 31, 2024 and to eliminate a lifetime annuity feature for participants reaching age 65 subsequent to December 31, 2022.

    In the United Kingdom, we sponsor a funded defined benefit pension plan that provides an annuity benefit based on participants’ final average earnings and service. Participation in this plan is limited to certain older, longer service employees and existing retirees. This plan is closed to new participants.

    See Note 20 of our Consolidated Financial Statements for additional information regarding costs and assumptions for employee retirement benefits.

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

    For the years ended December 31, 2023 and 2022, we used a globally consistent methodology to set the discount rate in the countries where our largest benefit obligations exist. In the United States, the United Kingdom and the Euro Zone, we constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of our benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the portfolio is constructed is consistent. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, in which high-quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy our U.S. pension plans’ projected benefit payments. Historically, the settlement approach was used for both the hourly and salaried plans and the ENPP. As a result of the termination of the Plan in 2023, we changed the discount rate methodology to align with the expected termination liability of the Plan more closely. The discount rate was derived using a "yield curve approach" as described below. The settlement approach used for the ENPP has not changed. In the United Kingdom and the Euro Zone, the discount rate is derived using a “yield curve approach,” in which an individual spot rate, or zero coupon bond yield, for each future annual period is developed to discount each future benefit payment and, thereby, determine the present value of all future payments. We use a spot yield curve to determine the discount rate applicable in the United Kingdom to measure the U.K. pension plan’s service cost and interest cost. Under the settlement and yield curve approaches, the discount rate is set to equal the single discount rate that produces the same present value of all future payments.

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
•The mortality rates for the U.K. defined benefit pension plan were updated during 2023 to reflect the latest expected improvements in the life expectancy of the plan participants. The mortality rates for the U.S. defined benefit pension plans were unchanged from 2022, which reflected the Society of Actuaries’ most recent findings on the topic of mortality.
•The fair value of assets used to determine the expected return on assets does not reflect any delayed recognition of asset gains and losses.

    The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such periods.

    Our U.S. and U.K. defined benefit pension plans, including our ENPP, comprised approximately 83% of our consolidated projected benefit obligation as of December 31, 2023. The effects of a 25 basis point change in certain actuarial assumptions on the 2023 net annual pension and ENPP costs and related benefit obligations as of December 31, 2023 would be as follows:

	Year-end Benefit Obligation		2024 Net Annual Pension Cost
	25 basis point increase	25 basis point decrease	25 basis point increase	25 basis point decrease
Discount rate:
U.S. qualified defined benefit pension plans and ENPP	$(2.6)	$2.7	$0.1	$(0.1)
U.K. defined benefit pension plans	(11.9)	12.4	(0.3)	0.2

	2024 Net Annual Pension Cost
	25 basis point increase	25 basis point decrease
Long-term rate of return on plan assets:
U.S. qualified defined benefit pension plans and ENPP	$(0.1)	$0.1
U.K. defined benefit pension plans	(1.2)	1.2

    Unrecognized actuarial net losses related to our defined benefit pension plans and ENPP were $280.2 million as of December 31, 2023 compared to $270.0 million as of December 31, 2022. The increase in unrecognized net actuarial losses between years primarily resulted from lower discount rates at December 31, 2023 compared to December 31, 2022. The unrecognized net actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. For some of our defined benefit pension plans, these losses, to the extent they exceed 10% of the greater of the plan’s liabilities or the fair value of assets (“the gain/loss corridor”), will be amortized on a straight-line basis over the periods discussed as follows. For our U.S. salaried, U.S. hourly and U.K. defined benefit pension plans, the population covered is predominantly inactive participants, and losses related to those plans, to the extent they exceed the gain/loss corridor, will be amortized over the average remaining lives of those participants while covered by the respective plan. For our ENPP, the population is predominantly active participants, and losses related to the plan will be amortized over the average future working lifetime of the active participants expected to receive benefits. As of December 31, 2023, the average amortization periods were as follows:

	ENPP	U.S. Plans	U.K. Plan
Average amortization period of losses related to defined benefit pension plans	6 years	13 years	18 years

    Unrecognized prior service cost related to our defined benefit pension plans was $31.4 million as of December 31, 2023 compared to $32.5 million as of December 31, 2022.

    As of December 31, 2023, our unfunded or underfunded obligations related to our defined benefit pension plans and ENPP were approximately $75.0 million, primarily related to our defined benefit pension plans in Europe and the United States. In 2023, we contributed approximately $35.1 million towards those obligations, and we expect to fund approximately $29.4 million in 2024. Future funding is dependent upon compliance with local laws and regulations and changes to those laws and regulations in the future, as well as the generation of operating cash flows in the future. We currently have an agreement in place with the trustees of the U.K. defined benefit plan that obligates us to fund approximately £10.9 million per year (or approximately $13.9 million) towards that obligation through December 2024. The funding arrangement is based upon the current funded status and could change in the future as discount rates, local laws and regulations, and other factors change.

    See Note 20 of our Consolidated Financial Statements for more information regarding the investment strategy and concentration of risk.

Goodwill, Other Intangible Assets and Long-Lived Assets

Goodwill

    We have significant goodwill on our balance sheet related to historical acquisitions and will add significant additional goodwill in connection with the planned Trimble Ag joint venture. We test goodwill for impairment, at the reporting unit level, annually as of October 1st or more frequently when events or circumstances indicate that the fair value of a reporting unit is more likely than not less than its carrying value. A reporting unit is an operating segment or one level below an operating segment, for example, a component. We combine and aggregate two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. Our reportable segments are not our reporting units.

    Goodwill is evaluated for impairment using a qualitative assessment or a quantitative assessment. If we elect to perform a qualitative assessment and determine the fair value of our reporting units more likely than not exceeds their carrying value of net assets, no further evaluation is necessary. For reporting units where we perform a quantitative assessment, we compare the fair value of each reporting unit to its respective carrying value of net assets, including goodwill. If the fair value of the reporting unit exceeds its carrying value of net assets, the goodwill is not considered impaired. If the carrying value of net assets is higher than the fair value of the reporting unit, an impairment charge is recorded in the amount by which the carrying value exceeds the reporting unit’s fair value.

    For the quantitative impairment assessment, we utilize a combination of valuation techniques. We use a discounted cash flow model (income approach) whereby the present value of future expected operating net cash flows are calculated using a discount rate; and a guideline public company method (market approach), whereby EBITDA and/or revenue multiples are derived from the market prices of stocks of companies that are engaged in the same or similar lines of business and that are actively traded on a free and open market. These valuation techniques are equally weighted in determining the fair value of the reporting unit.

    We make various assumptions, including assumptions regarding future cash flows, growth rates, discount rates, and market multiples in our assessment of the impairment of goodwill. The assumptions about future cash flows and growth rates are based on the current and long-term business plans of the reporting unit and country specific agricultural industry and economic growth projections. Future cash flows and growth rates are dependent upon the agricultural industry and other factors that could adversely affect the agricultural industry, including but not limited to, declines in the general economy, increases in farm input costs, weather conditions, lower commodity and protein prices and changes in the availability of credit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the reporting unit. These assumptions require significant judgments on our part, and the conclusions that we reach could vary significantly based on these judgments.

    Our annual impairment tests completed as of October 1, 2023 indicated the fair value of each reporting unit was substantially above its respective carrying value except the Grain & Protein production systems EME reporting unit (G&P EME) which is part of the EME segment, the Grain & Protein North America reporting unit (G&P North America) which is part of the North America segment and the Grain & Protein production systems APA reporting unit (G&P APA) which is part of the APA segment. The results of these impairment tests indicated that the fair values in excess of the carrying value of our G&P EME, G&P North America and G&P APA reporting units were approximately 4%, 12% and 10%, respectively. The most critical assumptions used in the calculation of the fair value of the G&P EME, North America and APA reporting units are projected revenue, projected gross margin, and discount rate used in the discounted cash flow model as well as the selection of peer companies and respective trading multiples used in the guideline public company method. Demand for G&P products is highly cyclical and impacted by commodity prices. Differences in our expectations of demand and commodity prices could have a negative impact on our valuation. Additionally, inability to generate future improvement in revenues and / or operating margins could have a negative impact on our valuation.

    If we had changed the assumptions used to estimate the fair value of our G&P EME, North America and APA reporting units, as of the 2023 annual impairment test for each of these reporting units, these isolated changes, which are reasonably possible to occur, would have resulted in changes in the fair value in excess of the carrying value of these reporting units. The resulting "cushion levels" would have been as follows:

		Amount (%) Fair Value exceeds carrying value assuming a 50-Basis-Point Decrease
	2023 Goodwill Balance (in millions)	Revenue Growth	Gross Margin	Discount Rate
G&P EME	$60.8	3%	3%	1%
G&P North America	524.1	11%	9%	8%
G&P APA	109.7	9%	7%	7%

    As of December 31, 2023, we had approximately $1,333.4 million of goodwill. While our annual impairment testing in 2023 supported the carrying amount of this goodwill, we may be required to re-evaluate the carrying amount in future periods, thus utilizing different assumptions that reflect the then current market conditions and expectations, and, therefore, we could conclude that an impairment has occurred.

    We are currently conducting a strategic review of our G&P business. In future periods, we may test market the business and determine whether to pursue a potential sale. In conjunction with this process, we may secure new information related to the value of the business or one or more reporting units of the business which would need to be considered in assessing potential impairment of goodwill for these G&P reporting units.

Long-lived assets

    We review our long-lived assets, which include intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation for recoverability is performed at a level where independent cash flows may be attributed to either an asset or asset group. If we determine that the carrying amount of an asset or asset group is not recoverable based on the expected undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair value of the long-lived assets. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. We also evaluate the amortization periods assigned to our long-lived assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell.

    Recoverable Indirect Taxes

    Our Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from our sales in the Brazilian market. We regularly assess the recoverability of these tax credits, and establishes reserves when necessary against them through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from our ongoing operations. We believe that these tax credits, net of established reserves are realizable. Our assessment of realization of these tax assets involves significant judgments on our part, and the conclusions that we reach could vary significantly based upon these judgments. We recorded approximately $139.2 million and $143.9 million, of VAT tax credits, net of reserves of approximately $45.7 million and $49.3 million, respectively, as of December 31, 2023 and 2022.

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

Item 8.        Financial Statements and Supplementary Data

    The following Consolidated Financial Statements of AGCO and its subsidiaries for each of the years in the three-year period ended December 31, 2023 are included in this Item:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AGCO Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AGCO Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the reserve and allowance for volume discount and sales incentive programs in certain geographic regions

As discussed in Note 1 to the consolidated financial statements, the Company provides various volume discount and sales incentive programs with respect to its products. As of December 31, 2023, the Company had accrued volume discounts and sales incentives of approximately $953.6 million and an allowance for sales incentive discounts of approximately $54.7 million. Sales incentive programs include reductions in invoice prices, reductions in retail financial rates, dealer commissions and dealer incentive allowances. Volume discounts and sales incentives are recorded at the time of sale as a reduction of revenue using the expected value method.

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

Assessment of gross unrecognized income tax benefits in certain jurisdictions

As discussed in Note 19 to the consolidated financial statements, the Company has recorded a liability for gross unrecognized income tax benefits of approximately $351.2 million as of December 31, 2023. The Company recognizes income tax benefits from uncertain tax positions only when there is a more than 50% likelihood that the tax positions will be sustained upon examination by the taxing authorities based on the technical merits of the positions.

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

Assessment of goodwill impairment for certain reporting units

As discussed in Note 1 to the consolidated financial statements, the Company evaluates goodwill for impairment annually as of October 1 and when events or circumstances indicate that fair value of a reporting unit may be below its carrying value. As of December 31, 2023, the Company has $1,333.4 million of goodwill. The Company performs its goodwill impairment analyses using either a qualitative or a quantitative assessment. The fair values of the reporting units are determined based on a combination of valuation techniques, including an income approach and guideline public company method. Based on the Company’s analysis, the Company determined that the fair value of certain reporting units were in excess of the carrying value and therefore did not record any goodwill impairment for these reporting units.

We identified the assessment of goodwill impairment for certain reporting units as a critical audit matter because a high degree of subjective auditor judgment was required to evaluate the fair value of the reporting units. The fair value models used the following significant assumptions for which there was limited observable market information: forecasted revenue growth, forecasted gross margin, and discount rate. The determined fair value was sensitive to changes in these significant assumptions.

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

Atlanta, Georgia
February 27, 2024

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended December 31,
	2023	2022	2021
Net sales	$14,412.4	$12,651.4	$11,138.3
Cost of goods sold	10,635.0	9,650.1	8,566.0
Gross profit	3,777.4	3,001.3	2,572.3
Operating expenses:
Selling, general and administrative expenses	1,454.5	1,189.5	1,088.7
Engineering expenses	548.8	444.2	405.8
Amortization of intangibles	57.7	60.1	61.1
Impairment charges	4.1	36.0	—
Restructuring expenses	11.9	6.1	15.3
Income from operations	1,700.4	1,265.4	1,001.4
Interest expense, net	4.6	13.0	6.7
Other expense, net	362.3	145.2	50.4
Income before income taxes and equity in net earnings of affiliates	1,333.5	1,107.2	944.3
Income tax provision	230.4	296.6	108.4
Income before equity in net earnings of affiliates	1,103.1	810.6	835.9
Equity in net earnings of affiliates	68.2	64.1	65.6
Net income	1,171.3	874.7	901.5
Net loss (income) attributable to noncontrolling interests	0.1	14.9	(4.5)
Net income attributable to AGCO Corporation and subsidiaries	$1,171.4	$889.6	$897.0
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$15.66	$11.92	$11.93
Diluted	$15.63	$11.87	$11.85
Cash dividends declared and paid per common share	$6.10	$5.40	$4.74
Weighted average number of common and common equivalent shares outstanding:
Basic	74.8	74.6	75.2
Diluted	74.9	74.9	75.7
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2023	2022	2021
Net income	$1,171.3	$874.7	$901.5
Other comprehensive income (loss), net of reclassification adjustments:
Defined benefit pension plans, net of taxes:
Prior service (cost) credit arising during the year	—	(19.1)	10.0
Net loss (gain) recognized due to settlement	0.4	(0.4)	0.1
Net loss recognized due to curtailment	—	—	6.3
Net actuarial (loss) gain arising during the year	(16.1)	12.3	53.6
Amortization of prior service cost included in net periodic pension cost	1.3	—	0.6
Amortization of net actuarial losses included in net periodic pension cost	7.0	6.4	12.3
Derivative adjustments:
Net changes in fair value of derivatives	(8.9)	(14.6)	5.1
Net losses (gains) reclassified from accumulated other comprehensive loss into income	9.0	14.1	(3.0)
Foreign currency translation adjustments	102.3	(30.0)	(45.5)
Other comprehensive income (loss), net of reclassification adjustments	95.0	(31.3)	39.5
Comprehensive income	1,266.3	843.4	941.0
Comprehensive loss (income) attributable to noncontrolling interests	0.1	14.0	(4.1)
Comprehensive income attributable to AGCO Corporation and subsidiaries	$1,266.4	$857.4	$936.9
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$595.5	$789.5
Accounts and notes receivable, net	1,605.3	1,221.3
Inventories, net	3,440.7	3,189.7
Other current assets	699.3	538.8
Total current assets	6,340.8	5,739.3
Property, plant and equipment, net	1,920.9	1,591.2
Right-of-use lease assets	176.2	163.9
Investments in affiliates	512.7	436.9
Deferred tax assets	481.6	228.5
Other assets	346.8	268.7
Intangible assets, net	308.8	364.4
Goodwill	1,333.4	1,310.8
Total assets	$11,421.2	$10,103.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings due within one year	$15.0	$196.0
Accounts payable	1,207.3	1,385.3
Accrued expenses	2,903.8	2,271.3
Other current liabilities	217.5	235.4
Total current liabilities	4,343.6	4,088.0
Long-term debt, less current portion and debt issuance costs	1,377.2	1,264.8
Operating lease liabilities	134.4	125.4
Pensions and postretirement health care benefits	170.5	158.0
Deferred tax liabilities	122.6	112.0
Other noncurrent liabilities	616.1	472.9
Total liabilities	6,764.4	6,221.1
Commitments and contingencies (Note 22)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2023 and 2022	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 74,517,973 and 74,600,815 shares issued and outstanding at December 31, 2023 and 2022, respectively	0.7	0.7
Additional paid-in capital	4.1	30.2
Retained earnings	6,360.0	5,654.6
Accumulated other comprehensive loss	(1,708.1)	(1,803.1)
Total AGCO Corporation stockholders’ equity	4,656.7	3,882.4
Noncontrolling interests	0.1	0.2
Total stockholders’ equity	4,656.8	3,882.6
Total liabilities and stockholders’ equity	$11,421.2	$10,103.7
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss				Noncontrolling Interests	Total Stockholders’ Equity
	Common Stock				Defined Benefit Pension Plans	Cumulative Translation Adjustment	Deferred Gains (Losses) on Derivatives	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance, December 31, 2020	74,962,231	$0.8	$30.9	$4,759.1	$(313.3)	$(1,495.0)	$(2.5)	$(1,810.8)	$38.0	$3,018.0
Net income (loss)	—	—	—	$897.0	—	—	—	—	4.5	901.5
Payment of dividends to shareholders	—	—	—	$(358.5)	—	—	—	—	—	(358.5)
Issuance of non-employee director restricted stock	8,912	—	1.3	$—	—	—	—	—	—	1.3
Issuance of stock awards	362,034	—	(29.5)	$—	—	—	—	—	—	(29.5)
SSARs exercised	60,339	—	(5.4)	$—	—	—	—	—	—	(5.4)
Stock compensation	—	—	26.1	$—	—	—	—	—	—	26.1
Distribution to noncontrolling interest	—	—	—	$—	—	—	—	—	(3.6)	(3.6)
Sale of noncontrolling interests	—	—	—	$—	—	—	—	—	(10.6)	(10.6)
Purchases and retirement of common stock	(952,204)	(0.1)	(19.5)	$(115.4)	—	—	—	—	—	(135.0)
Defined benefit pension plans, net of taxes:
Prior service (cost) credit arising during year	—	—	—	$—	10.0	—	—	10.0	—	10.0
Net (gain) loss recognized due to settlement	—	—	—	$—	0.1	—	—	0.1	—	0.1
Net gain recognized due to curtailment	—	—	—	$—	6.3	—	—	6.3	—	6.3
Net actuarial gain (loss) arising during year	—	—	—	$—	53.6	—	—	53.6	—	53.6
Amortization of prior service cost (credit) included in net periodic pension cost	—	—	—	$—	0.6	—	—	0.6	—	0.6
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	$—	12.3	—	—	12.3	—	12.3
Deferred gains and losses on derivatives, net	—	—	—	$—	—	—	2.1	2.1	—	2.1
Change in cumulative translation adjustment	—	—	—	$—	—	(45.1)	—	(45.1)	(0.4)	(45.5)
Balance, December 31, 2021	74,441,312	0.7	3.9	$5,182.2	(230.4)	(1,540.1)	(0.4)	(1,770.9)	27.9	3,443.8
Net income	—	—	—	889.6	—	—	—	—	(14.9)	874.7
Payment of dividends to shareholders	—	—	—	(404.3)	—	—	—	—	—	(404.3)
Issuance of non-employee director restricted stock	10,301	—	1.5	—	—	—	—	—	—	1.5
Issuance of stock awards	250,719	—	(6.5)	(12.9)	—	—	—	—	—	(19.4)
SSARs exercised	12,307	—	(1.2)	—	—	—	—	—	—	(1.2)
Stock compensation	—	—	32.5	—	—	—	—	—	—	32.5
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(13.8)	(13.8)
Investment by noncontrolling interests	—	—	—	—	—	—	—	—	0.1	0.1
Purchases and retirement of common stock	(113,824)	—	—	—	—	—	—	—	—	—
Defined benefit pension plans, net of taxes:
Prior service (cost) credit arising during year	—	—	—	—	(19.1)	—	—	(19.1)	—	(19.1)
Net (gain) loss recognized due to settlement	—	—	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Net actuarial gain (loss) arising during year	—	—	—	—	12.3	—	—	12.3	—	12.3
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	6.4	—	—	6.4	—	6.4
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	(0.5)	(0.5)	—	(0.5)
Change in cumulative translation adjustment	—	—	—	—	—	(30.9)	—	(30.9)	0.9	(30.0)
Balance, December 31, 2022	74,600,815	0.7	30.2	5,654.6	(231.2)	(1,571.0)	(0.9)	(1,803.1)	0.2	3,882.6
Net income (loss)	—	—	—	1,171.4	—	—	—	—	(0.1)	1,171.3
Adoption of ASU 2016-13 by finance joint ventures	—	—	—	(5.5)	—	—	—	—	—	(5.5)
Payment of dividends to shareholders	—	—	—	(457.4)	—	—	—	—	—	(457.4)
Issuance of non-employee director restricted stock	10,524	—	1.5	—	—	—	—	—	—	1.5
Issuance of stock awards	256,709	—	(20.5)	—	—	—	—	—	—	(20.5)
SSARs exercised	21,594	—	(2.1)	—	—	—	—	—	—	(2.1)
Stock compensation	—	—	44.9	—	—	—	—	—	—	44.9
Purchases and retirement of common stock	(371,669)	—	(49.9)	(3.1)	—	—	—	—	—	(53.0)
Defined benefit pension plans, net of taxes:
Net (gain) loss recognized due to settlement	—	—	—	—	0.4	—	—	0.4	—	0.4
Net actuarial gain (loss) arising during year	—	—	—	—	(16.1)	—	—	(16.1)	—	(16.1)
Amortization of prior service cost (credit) included in net periodic pension cost	—	—	—	—	1.3	—	—	1.3	—	1.3
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	7.0	—	—	7.0	—	7.0
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	0.1	0.1	—	0.1
Change in cumulative translation adjustment	—	—	—	—	—	102.3	—	102.3	—	102.3
Balance, December 31, 2023	74,517,973	$0.7	$4.1	$6,360.0	$(238.6)	$(1,468.7)	$(0.8)	$(1,708.1)	$0.1	$4,656.8
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$1,171.3	$874.7	$901.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	230.4	209.5	220.7
Impairment charges	4.1	36.0	—
Amortization of intangibles	57.7	60.1	61.1
Stock compensation expense	46.4	34.0	27.4
Equity in net earnings of affiliates, net of cash received	(36.4)	(40.8)	(1.9)
Deferred income tax benefit	(264.4)	(58.0)	(117.9)
Other	6.7	16.2	20.5
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(443.8)	(306.1)	(207.7)
Inventories, net	(164.4)	(668.3)	(762.6)
Other current and noncurrent assets	(243.0)	20.1	(268.0)
Accounts payable	(191.6)	322.1	292.2
Accrued expenses	566.5	282.7	241.2
Other current and noncurrent liabilities	363.6	56.0	253.7
Total adjustments	(68.2)	(36.5)	(241.3)
Net cash provided by operating activities	1,103.1	838.2	660.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(518.1)	(388.3)	(269.8)
Proceeds from sale of property, plant and equipment	11.8	2.6	6.3
Purchase of businesses, net of cash acquired	(9.8)	(111.3)	(22.6)
Sale of, distributions from (investments in) unconsolidated affiliates, net	(21.6)	4.0	13.1
Other	(8.0)	(3.8)	(15.4)
Net cash used in investing activities	(545.7)	(496.8)	(288.4)
Cash flows from financing activities:
Proceeds from indebtedness	329.8	410.5	2,497.6
Repayments of indebtedness	(458.6)	(377.5)	(2,501.4)
Purchases and retirement of common stock	(53.0)	—	(135.0)
Payment of dividends to stockholders	(457.4)	(404.3)	(358.5)
Payment of minimum tax withholdings on stock compensation	(21.6)	(20.6)	(34.9)
Payment of debt issuance costs	(10.9)	(3.6)	(3.8)
Distributions to noncontrolling interests, net	—	(11.5)	(3.5)
Net cash used in financing activities	(671.7)	(407.0)	(539.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(79.7)	(34.0)	(62.3)
Decrease in cash, cash equivalents and restricted cash	(194.0)	(99.6)	(230.0)
Cash, cash equivalents and restricted cash, beginning of year	789.5	889.1	1,119.1
Cash, cash equivalents and restricted cash, end of year	$595.5	$789.5	$889.1
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

    AGCO Corporation and subsidiaries (“AGCO” or the “Company”) is a global leader in the design, manufacture and distribution of agricultural machinery and precision agriculture technology. The Company sells a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment, seeding and tillage equipment, implements, and grain storage and protein production systems. The Company’s products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names including Fendt®, GSI®, Massey Ferguson®, Precision Planting® and Valtra®, supported by our FUSE® precision agriculture solutions. The Company distributes most of its products through a combination of approximately 3,100 independent dealers and distributors. The Company also utilizes associates and licensees to provide a distribution channel for its products. In addition, the Company provides retail financing through its finance joint ventures with Coöperatieve Rabobank U.A., or “Rabobank.”

    On September 28, 2023, the Company entered into a Sale and Contribution Agreement with Trimble Inc. ("Trimble") to form a joint venture ("Trimble Ag joint venture") (i) to which Trimble will contribute its agricultural business (other than certain Global Navigation Satellite System and guidance technologies) and AGCO will contribute JCA Technologies, and (ii) AGCO will acquire an 85% interest in the joint venture for cash consideration of $2.0 billion. The Trimble Ag joint venture will be the exclusive provider of Trimble’s comprehensive technology offering, supporting the future development and distribution of next-generation agriculture technologies. The Company expects the transaction to close during the first half of 2024. The closing is subject to customary conditions, including compliance with antitrust and similar laws. See Note 2 for further information.

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

    Certain prior-period amounts have been reclassified in the accompanying Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

stockholders’ equity within the Company’s Consolidated Balance Sheets. Gains and losses, which result from foreign currency transactions, are included in the accompanying Consolidated Statements of Operations.

    The Company has a wholly-owned subsidiary in Turkey that distributes agricultural equipment and replacement parts. On the basis of available data related to inflation indices and as a result of the devaluation of the Turkish lira relative to the United States dollar, the Turkish economy was determined to be highly inflationary during 2022. A highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. For subsidiaries operating in highly inflationary economies, the United States dollar is the functional currency. Remeasurement adjustments for financial statements in highly inflationary economies and other transactional exchange gains and losses are reported in "Other expense, net" within the Company's Consolidated Statements of Operations. For the year ended December 31, 2023, the Company's wholly-owned subsidiary in Turkey had net sales of approximately $394.6 million and total assets of approximately 4.5 billion Turkish lira (or approximately $152.4 million). The monetary assets and liabilities denominated in the Turkish lira were approximately 4.2 billion Turkish lira (or approximately $142.7 million) and approximately 3.4 billion Turkish lira (or approximately $116.3 million), respectively, as of December 31, 2023. The monetary assets and liabilities were remeasured into United States dollar based on exchange rates as of December 31, 2023.

    The Company is subject to the risk of the imposition of limitations by governments on international transfers of funds.
In recent years, the Argentine government has substantially limited the ability of companies to transfer funds out of Argentina. As a consequence of these limitations, the spread between the official government exchange rate and the exchange rates resulting implicitly from certain capital market operations, usually effected to obtain United States dollars, had broadened significantly. Argentina's economy was determined to be highly inflationary during 2018. In December 2023, the central bank of Argentina adjusted the official foreign currency exchange rate for the Argentine peso, significantly devaluing the currency relative to the United States dollar. The Company has a wholly-owned subsidiary in Argentina that assembles and distributes agricultural equipment and replacement parts. For the year ended December 31, 2023, the Company's wholly-owned subsidiary in Argentina had net sales of approximately $204.9 million and total assets of approximately 194.9 billion pesos (or approximately $233.9 million). The monetary assets of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 68.3 billion pesos (or approximately $82.0 million), inclusive of approximately 27.7 billion pesos (or approximately $33.3 million) in cash and cash equivalents, as of December 31, 2023. The monetary liabilities of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 12.4 billion pesos (or approximately $14.9 million) as of December 31, 2023. The monetary assets and liabilities were remeasured into United States dollars based on exchange rates as of December 31, 2023. The Company's finance joint venture in Argentina, AGCO Capital Argentina S.A. ("AGCO Capital") has net monetary assets denominated in pesos at the official government rate of approximately 11.0 billion (or approximately $13.2 million) as of December 31, 2023, of which a majority is cash and cash equivalents. All gains and losses resulting from AGCO Capital's remeasurement of its monetary assets and liabilities are reported in “Equity in net earnings of affiliates” within our Consolidated Statements of Operations.

Cash, Cash Equivalents and Restricted Cash

    Cash and cash equivalents reported in the Consolidated Balance Sheets as of December 31, 2023, 2022 and 2021 and cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021 are as follows (in millions):

	December 31, 2023	December 31, 2022	December 31, 2021
Cash(1)	$463.8	$656.7	$833.0
Cash equivalents(2)	131.2	130.8	49.2
Restricted cash(3)	0.5	2.0	6.9
Total	$595.5	$789.5	$889.1
____________________________________
(1) Consisted primarily of cash on hand and bank deposits.
(2) Consisted primarily of money market deposits, certificates of deposits and overnight investments. The Company considers all investments with an original maturity of three months or less to be cash equivalents.
(3) Consisted primarily of cash in escrow or held as a guarantee.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts and Notes Receivable

    Accounts and notes receivable arise from the sale of equipment and replacement parts to independent dealers, distributors or other customers. In the United States and Canada, receivables arising from sales to dealers are immediately due upon a retail sale of the underlying equipment by the dealer with the exception of sales of grain storage and protein production systems as discussed further below. If not previously paid by the dealer in the United States and Canada, installment payments are required generally beginning after the interest-free period with the remaining outstanding equipment balance generally due within 12 months after shipment or delivery. These interest-free periods vary by product and generally range from one to 12 months. In limited circumstances, the Company provides sales terms, and in some cases, interest-free periods that are longer than 12 months for certain products. These are typically specified programs predominately in the United States and Canada, that allow for interest-free periods and due dates of up to 24 months for certain products depending on the year of the sale and the dealer or distributor’s ordering or sales volume during the preceding year. Interest generally is charged at or above prime lending rates on the outstanding receivable balances after shipment or delivery and after interest-free periods. Sales terms of some highly seasonal products provide for payment and due dates based on a specified date during the year regardless of the shipment date. Equipment sold to dealers in the United States and Canada is paid in full on average within 12 months of shipment. Sales of replacement parts generally are payable within 30 days of shipment, with terms for some larger, seasonal stock orders generally requiring payment within six months of shipment. Under normal circumstances, equipment may not be returned. In certain regions, with respect to most equipment sales, including the United States and Canada, the Company is obligated to repurchase equipment and replacement parts upon cancellation of a dealer or distributor contract. These obligations are required by national, state or provincial laws and require the Company to repurchase a dealer or distributor’s unsold inventory, including inventories for which the receivable already has been paid. Actual interest-free periods are shorter than described above because the equipment receivable from dealers or distributors in some countries, such as in the United States and Canada, is generally due immediately upon sale of the equipment to a retail customer as discussed above. Receivables can also be paid prior to terms specified in sales agreements. Under normal circumstances, interest is not forgiven and interest-free periods are not extended.

    In other international markets, equipment sales generally are payable in full within 30 days to 180 days of shipment or delivery. Payment terms for some highly seasonal products have a specified due date during the year regardless of the shipment or delivery date. For sales in most markets outside of the United States and Canada, the Company generally does not charge interest on outstanding receivables due from its dealers and distributors. Sales of replacement parts generally are payable within 30 days to 90 days of shipment, with terms for some larger, seasonal stock orders generally payable within six months of shipment.

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

    The following summarizes by geographic region, as a percentage of the Company’s consolidated net sales, amounts with maximum interest-free periods as presented below (in millions):

Year Ended December 31, 2023	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
0 to 6 months	$3,059.9	$2,140.2	$7,528.1	$885.0	$13,613.2	94.5%
7 to 12 months	689.3	93.2	12.4	—	794.9	5.5%
13 to 24 months	3.5	0.8	—	—	4.3	—%
	$3,752.7	$2,234.2	$7,540.5	$885.0	$14,412.4	100.0%

    The Company has an agreement to permit transferring, on an ongoing basis, a majority of its wholesale interest-bearing and non-interest bearing accounts receivable in North America, Europe and Brazil to its U.S., Canadian, European and

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

    Accounts and notes receivable are shown net of allowances for sales incentive discounts available to dealers and for credit losses. Cash flows related to the collection of receivables are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows. Accounts and notes receivable allowances at December 31, 2023 and 2022 were as follows (in millions):

	2023	2022
Sales incentive discounts	$54.7	$7.6
Allowance for credit losses	31.9	31.3
	$86.6	$38.9

    The Company maintains allowances for estimated credit losses, which are developed at a market, country, and region level based on risk of collection as well as current and forecasted economic conditions. The Company calculates the allowance based on an assessment of the risk when the accounts receivable is recognized and records within "Selling, general and administrative expenses" in the Company's Statement of Operations. Write-offs are recorded at the time a customer receivable is deemed uncollectible.

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged to Costs and Expenses	Write-offs	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2023
Allowances for credit losses	$31.3	$—	$4.2	$(4.6)	$1.0	$31.9
Year ended December 31, 2022
Allowances for credit losses	$32.6	$0.1	$3.3	$(3.2)	$(1.5)	$31.3
Year ended December 31, 2021
Allowances for credit losses	$36.4	$0.2	$0.5	$(2.8)	$(1.7)	$32.6

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Goodwill, Other Intangible Assets and Long-Lived Assets

    The Company tests goodwill for impairment, at the reporting unit level, annually as of October 1st or more frequently when events or circumstances indicate that the fair value of a reporting unit is more likely than not less than its carrying value. A reporting unit is an operating segment or one level below an operating segment, for example, a component. The Company combines and aggregates two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. The Company's reportable segments are not its reporting units.

    Goodwill is evaluated for impairment using a qualitative assessment or a quantitative assessment. If the Company elects to perform a qualitative assessment and determines the fair value of its reporting units more likely than not exceeds their carrying value of net assets, no further evaluation is necessary. For reporting units where the Company performs a quantitative assessment, it compares the fair value of each reporting unit to its respective carrying value of net assets, including goodwill. If the fair value of the reporting unit exceeds its carrying value of net assets, the goodwill is not considered impaired. If the carrying value of net assets is higher than the fair value of the reporting unit, an impairment charge is recorded in the amount by which the carrying value exceeds the reporting unit’s fair value.

    For the quantitative impairment assessment, the Company utilizes a combination of valuation techniques. A discounted cash flow model (income approach) is used whereby the present value of future expected operating net cash flows are calculated using a discount rate; and a guideline public company method (market approach) is used, whereby EBITDA and/or revenue multiples are derived from the market prices of stocks of companies that are engaged in the same or similar lines of business and that are actively traded on a free and open market. These valuation techniques are equally weighted in determining the fair value of the reporting unit.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The results of our goodwill impairment analyses conducted as of October 1, 2023, 2022 and 2021 indicated that no impairment existed and no reduction in the carrying amount of goodwill was required. The Company’s accumulated goodwill impairment is approximately $354.1 million related to impairment charges the Company recorded during 2019, 2012 and 2006 pertaining to its grain storage and protein production systems business in Europe/Middle East, its Chinese harvesting reporting unit and its former sprayer reporting unit, respectively. The Company’s grain storage and protein production systems Europe/Middle East reporting unit operates within the Europe/Middle East geographical reportable segment. The Chinese harvesting business operates within the Asia/Pacific/Africa geographical reportable segment and the former sprayer reporting unit operated within the North American geographical reportable segment.

    The Company amortizes certain acquired identifiable intangible assets primarily on a straight-line basis over their estimated useful lives, which range from four to 50 years. The acquired intangible assets have a weighted average useful life as follows:

Intangible Assets	Weighted-Average Useful Life
Patents and technology	10 years
Customer relationships	13 years
Trademarks and trade names	19 years
Land use rights	46 years

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

    The Company generates revenue from the manufacture and distribution of agricultural equipment and replacement parts. Sales of equipment and replacement parts, which represent a majority of the Company’s net sales, are recorded by the Company at the point in time when title and control have been transferred to an independent dealer, distributor or other customer. Title generally passes to the dealer or distributor upon shipment or specified delivery, and the risk of loss upon damage, theft or destruction of the equipment is the responsibility of the dealer, distributor or designated third-party carrier.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

    Sales and other related taxes are excluded from the transaction price. Shipping and handling costs associated with freight activities after the customer has obtained control are accounted for as fulfillment costs and are expensed at the time revenue is recognized in “Cost of goods sold” and “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations.

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

    Extended Warranty Contracts. The Company sells separately priced extended warranty contracts and maintenance contracts, which extends coverage beyond the base warranty period, or covers maintenance over a specified period. Revenue is recognized for the extended warranty contract on a straight-line basis, which the Company believes approximates the costs expected to be incurred in satisfying the obligations, over the extended warranty period. The extended warranty period for the majority of products ranges from three to five years. When payment is received in advance of the performance obligation being satisfied, or when a portion of the overall transaction price is allocated to the extended warranty offered at no cost, revenue is deferred at contract inception and a contract liability is recognized.

    Precision Technology Services Revenue. The Company sells a combination of precision technology products and services. When the bundled package of technology products and services is sold, the portion of the consideration received related to the services component is recognized over time as the Company satisfies the future performance obligation. Revenue is recognized for the hardware component when control is transferred to the dealer or distributor. When payment is received in

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

advance of the performance obligation being satisfied, or when a portion of the overall transaction price is allocated to a free subscription, revenue is deferred at contract inception and a contract liability is recognized. The revenue associated with the sale of precision technology services is not significant. The costs of the software directly associated with the installation and functionality of precision technology products and services, including amortization and hosting costs, are reflected within “Cost of goods sold” and “Engineering expenses” within the Company’s Consolidated Statements of Operations.

    See Note 24 for additional information regarding the Company’s sources of revenue and associated contract liabilities and performance obligations.

Research and Development Expenses

    Research and development expenses are expensed as incurred and are included in “Engineering expenses” in the Company’s Consolidated Statements of Operations. Research and development expenses for the years ended December 31, 2023, 2022 and 2021 totaled approximately $420.9 million, $315.4 million and $272.9 million, respectively.

Advertising Costs

    The Company expenses all advertising costs as incurred. Cooperative advertising costs normally are expensed at the time the revenue is earned. Advertising expenses for the years ended December 31, 2023, 2022 and 2021 totaled approximately $56.4 million, $50.9 million and $54.2 million, respectively.

Shipping and Handling Expenses

    All shipping and handling fees charged to customers are included as a component of net sales, and are associated with freight activities after the customer has obtained control. Shipping and handling costs are accounted for as fulfillment costs and are expensed and accrued at the time revenue is recognized within “Cost of goods sold,” with the exception of certain handling costs included in “Selling, general and administrative expenses” in the amount of $52.2 million, $48.4 million and $43.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Interest Expense, Net

    Interest expense, net for the years ended December 31, 2023, 2022 and 2021 consisted of the following (in millions):

	2023	2022	2021
Interest expense	$68.8	$46.0	$25.4
Interest income	(64.2)	(33.0)	(18.7)
	$4.6	$13.0	$6.7

Income Taxes

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 19 for additional information regarding the Company’s income taxes.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Comprehensive Income (Loss)

    The Company reports comprehensive income (loss), defined as the total of net income (loss) and all other non-owner changes in equity, and the components thereof in its Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Comprehensive Income. The components of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2023, 2022 and 2021 are as follows (in millions):

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2023			2023
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$(10.0)	$2.6	$(7.4)	$—
Deferred gains and losses on derivatives	(0.3)	0.4	0.1	—
Foreign currency translation adjustments	102.3	—	102.3	—
Total components of other comprehensive income	$92.0	$3.0	$95.0	$—

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2022			2022
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$(2.0)	$1.2	$(0.8)	$—
Deferred gains and losses on derivatives	(0.5)	—	(0.5)	—
Foreign currency translation adjustments	(30.9)	—	(30.9)	0.9
Total components of other comprehensive loss	$(33.4)	$1.2	$(32.2)	$0.9

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2021			2021
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$110.1	$(27.2)	$82.9	$—
Deferred gains and losses on derivatives	2.5	(0.4)	2.1	—
Foreign currency translation adjustments	(45.1)	—	(45.1)	(0.4)
Total components of other comprehensive income	$67.5	$(27.6)	$39.9	$(0.4)

Derivatives

    The Company uses derivative and non-derivative instruments to manage its exposure to market risks, such as changes in foreign currency exchange rates, commodity prices and interest rates. The Company does not enter into derivative transactions for speculative purposes. The Company's derivative instruments are recognized as either assets or liabilities on the Consolidated Balance Sheets and measured at fair value. The accounting for changes in the fair value of each derivative financial instrument depends on whether it has been designated and qualifies as an accounting hedge, as well as the type of hedging relationship identified. See Note 14 for additional information regarding the Company’s derivative instruments and hedging activities.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

    The Company does not recognize an ROU asset or lease liability with respect to operating leases with an initial term of 12 months or less and recognizes expense on such leases on a straight-line basis over the lease term. The Company accounts for lease components separately from nonlease components other than for real estate and office equipment. The Company evaluates its supplier agreements for the existence of leases and determined these leases comprised an insignificant portion of its supplier agreements. As such, these leases were not material to the Company’s Consolidated Balance Sheets. The Company has certain leases that contain one or more options to terminate or renew that can extend the lease term up to 13 years. Options that the company is reasonably certain to exercise are included in the lease term. The depreciable life of ROU assets and leasehold improvements are limited by the expected lease term. The Company has certain lease agreements that include variable rental payments that are adjusted periodically for inflation based on the index rate as defined by the applicable government authority. Generally, the Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

Recent Accounting Pronouncements

    In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected versus incurred credit losses for financial assets. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which delays the effective date of ASU 2016-13 for smaller reporting companies and other non-SEC reporting entities. This delay applies to the Company’s equity method finance joint ventures, which were required to adopt ASU 2016-13 for annual periods beginning after December 15, 2022 and interim periods within those annual periods. The standard, and its subsequent modification, impacts the results of operations and financial condition of the Company’s finance joint ventures. For the adoption of the standard by the Company’s finance joint ventures on January 1, 2023 under the modified retrospective approach, the Company recognized the cumulative effect of ASU 2016-13 as an adjustment to the opening balance of stockholders’ equity as of January 1, 2023 within “Retained earnings.” The cumulative effect was a reduction of approximately $5.5 million.

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

New Accounting Pronouncements to be Adopted

    In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements and requires entities to disclose its significant segment expense categories and amounts for each reportable segment. The ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

2.    ACQUISITIONS
    On September 28, 2023, the Company entered into a Sale and Contribution Agreement (the "Agreement") with Trimble Inc. ("Trimble") and its currently 100%-owned subsidiary Trimble Solutions, LLC. Among other things, the Agreement provides for (i) the contribution by Trimble to the Joint Venture of Trimble’s agricultural business, excluding certain Global Navigation Satellite System and guidance technologies, (ii) the contribution by the Company to the Joint Venture of the Company’s interest in JCA Industries, LLC d/b/a JCA Technologies ("JCA") in exchange for membership interests in the Joint Venture, and (iii) the purchase by the Company from Trimble of membership interests in exchange for the payment by the Company to Trimble of $2.0 billion in cash, subject to customary working capital and other adjustments. Immediately following the closing and as a result of the transaction, the Company will own an 85% interest in the Trimble Ag joint venture. The closing is expected in the first half of 2024. The closing is subject to customary conditions, including compliance with antitrust and similar laws.

    In connection with the planned Trimble Ag joint venture, also on September 28, 2023, the Company entered into a bridge facility commitment letter with Morgan Stanley Senior Funding Inc. ("Morgan Stanley") pursuant to which Morgan Stanley has committed to provide, subject to the terms and conditions set forth therein, a $2.0 billion senior unsecured 364-day bridge facility (the "Bridge Facility"). The amount available under the the Bridge Facility was reduced by $250.0 million upon the Company's entry into a delayed term loan facility in December 2023. As of December 31, 2023, the amount available under the Bridge Facility was $1.75 billion. Refer to Note 11 for further information.

    During the year ended December 31, 2023, the Company paid $9.5 million in fees related to the Bridge Facility commitment which were recorded as a deferred asset included within “Other current assets” in the Company’s Consolidated Balance Sheet and will be amortized to interest expense over the life of the commitment.

    On May 2, 2022, the Company acquired JCA for 63.0 million Canadian dollars (or approximately $49.2 million as of May 2, 2022). JCA is located in Winnipeg, Manitoba, Canada, and specializes in the design of electronic systems and software development to automate and control agricultural equipment. The Company allocated the purchase price to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, other current and noncurrent assets, accounts payable, accrued expenses, other current and noncurrent liabilities, property, plant and equipment, deferred tax liabilities as well as customer relationship, technology and trademark identifiable intangible assets. The Company recorded approximately 43.9 million Canadian dollars (or approximately $34.0 million) of goodwill associated with the acquisition. The results of operations of JCA have been included in the Company’s Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s North America geographical reportable segment. Proforma financial information related to the acquisition of JCA was not material to the Company’s results of operations.

    On January 1, 2022 the Company acquired Appareo Systems, LLC (“Appareo”) for approximately $62.1 million, net of approximately $0.5 million of cash. As a result of the acquisition of the remaining 50% interest in IAS, the Company’s previous operating joint venture with Appareo, the Company recorded a gain of approximately $3.4 million on the remeasurement of the previously held equity interest within “Other expense, net” in the Company’s Consolidated Statements of Operations. The fair value of the previously held 50% interest in the joint venture as of the acquisition date was approximately $11.2 million. Appareo is headquartered in Fargo, North Dakota and offers engineering, manufacturing, and technology for end-to-end product development. The Company allocated the purchase price to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, other current and noncurrent assets, assets held for sale, lease right-of-use assets and liabilities, accounts payable, accrued expenses, other current and noncurrent liabilities, property, plant and equipment, as well as customer relationship, technology, non-competition agreements and trademark identifiable intangible assets. The Company recorded approximately $25.8 million of goodwill associated with the acquisition. The results of operations of Appareo have been included in the Company's Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company’s North America geographical reportable segment. Proforma financial information related to the acquisition of Appareo was not material to the Company's result of operations.

    The acquired identifiable intangible assets of JCA and Appareo as of the date of their respective acquisitions during 2022 are summarized in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Customer relationships	$15.4	10 years
Technology	15.4	8 years
Trademarks	5.7	10 years
Non-competition agreements	1.4	5 years
	$37.9

3.    PROPERTY, PLANT, AND EQUIPMENT

    Property, plant and equipment, net at December 31, 2023 and 2022 consisted of the following (in millions):

	2023	2022
Land	$154.0	$141.1
Buildings and improvements	1,042.5	920.7
Machinery and equipment	3,178.9	2,789.8
Furniture and fixtures	210.7	182.8
Gross property, plant and equipment	4,586.1	4,034.4
Accumulated depreciation and amortization	(2,665.2)	(2,443.2)
Property, plant and equipment, net	$1,920.9	$1,591.2

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

    The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. For the years ended ended December 31, 2023 and 2022, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $2.5 billion and $1.8 billion, respectively.

    Under the terms of the accounts receivable sales agreements in North America, Europe and Brazil, the Company pays an annual fee to its finance joint ventures related to the servicing of the receivables sold. The Company also pays the respective AGCO Finance entities a subsidized interest payment with respect to the accounts receivable sales agreements, calculated based upon the interest rate charged by Rabobank to its affiliate, and such affiliate then lends to the AGCO Finance entities plus an agreed-upon margin. These fees are reflected within losses on the sales of receivables included within “Other expense, net” in the Company’s Consolidated Statements of Operations. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements and determined that these facilities should be accounted for as off-balance sheet transactions.

    In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. For the years ended December 31, 2023 and 2022, the cash received from these arrangements was approximately $254.1 million and $226.0 million, respectively. Under these arrangements, the Company is required to continue to service the sold receivables at market rates. The Company does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements and determined that these facilities should be accounted for as off-balance sheet transactions.

    Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Consolidated Statements of Operations, were approximately $148.4 million, $71.1 million and $24.5 million during 2023, 2022 and 2021, respectively.

    The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. As of December 31, 2023 and 2022, these finance joint ventures had approximately $211.3 million and $69.5 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill during the years ended December 31, 2023, 2022 and 2021 are summarized as follows (in millions):

	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
Balance as of December 31, 2020	$593.4	$87.5	$501.3	$124.3	$1,306.5
Acquisitions	16.2	—	0.6	—	16.8
Foreign currency translation	—	(5.8)	(32.4)	(4.3)	(42.5)
Balance as of December 31, 2021	609.6	81.7	469.5	120.0	1,280.8
Acquisition	59.8	—	—	—	59.8
Foreign currency translation	(2.1)	4.3	(25.2)	(6.8)	(29.8)
Balance as of December 31, 2022	667.3	86.0	444.3	113.2	1,310.8
Foreign currency translation	0.9	7.5	14.2	—	22.6
Balance as of December 31, 2023	$668.2	$93.5	$458.5	$113.2	$1,333.4

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Changes in the carrying amount of acquired intangible assets during 2023 and 2022 are summarized as follows (in millions):

Gross Carrying Amounts	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2021	$189.0	$568.6	$139.9	$7.0	$904.5
Acquisitions	7.1	15.4	15.4	—	37.9
Foreign currency translation	(4.3)	(9.5)	(4.7)	(0.5)	(19.0)
Balance as of December 31, 2022	191.8	574.5	150.6	6.5	923.4
Impairment charge	—	—	(5.1)	—	(5.1)
Foreign currency translation	2.5	6.2	2.7	(0.2)	11.2
Balance as of December 31, 2023	$194.3	$580.7	$148.2	$6.3	$929.5

Accumulated Amortization	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2021	$93.1	$409.7	$94.7	$1.5	$599.0
Amortization expense	11.7	37.9	10.4	0.1	60.1
Foreign currency translation	(1.5)	(6.8)	(3.6)	—	(11.9)
Balance as of December 31, 2022	103.3	440.8	101.5	1.6	647.2
Amortization expense	10.0	36.8	10.8	0.1	57.7
Impairment charge	—	—	(1.0)	—	(1.0)
Foreign currency translation	1.2	5.8	2.0	—	9.0
Balance as of December 31, 2023	$114.5	$483.4	$113.3	$1.7	$712.9

Indefinite-Lived Intangible Assets	Trademarks and Trade Names
Balance as of December 31, 2021	$86.7
Foreign currency translation	(1.9)
Balance as of December 31, 2022	84.8
Foreign currency translation	1.1
Balance as of December 31, 2023	$85.9

    For the years ended December 31, 2023, 2022 and 2021, amortization expense related to acquired intangible assets was $57.7 million, $60.1 million and $60.9 million, respectively. The Company estimates amortization of existing intangible assets will be $57.5 million in 2024, $53.5 million in 2025, $24.9 million in 2026, $20.7 million in 2027, and $15.4 million in 2028. The estimated amounts do not include amortization related to any acquired intangible assets that would be recorded related to the planned Trimble Ag joint venture. External-use software, net, developed by the Company and marketed externally, was approximately $6.3 million and $3.4 million as of December 31, 2023 and 2022, respectively, and classified within “Intangible assets, net.” Amortization expense related to external-use software was approximately $1.8 million for the year ended December 31, 2023 and was classified within “Cost of goods sold.”

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    ACCRUED EXPENSES

    Accrued expenses at December 31, 2023 and 2022 consisted of the following (in millions):

	2023	2022
Reserve for volume discounts and sales incentives	$953.6	$630.8
Warranty reserves	679.9	546.0
Accrued employee compensation and benefits	454.8	390.2
Accrued taxes	401.2	344.8
Other	414.3	359.5
Balance at the end of the year	$2,903.8	$2,271.3

7.    INVENTORIES

    Inventories, net at December 31, 2023 and 2022 were as follows (in millions):

	2023	2022
Finished goods	$1,460.7	$994.9
Repair and replacement parts	823.1	750.1
Work in process	255.2	369.8
Raw materials	901.7	1,074.9
Inventories, net	$3,440.7	$3,189.7

    At December 31, 2023 and 2022, the Company had recorded $238.9 million and $211.6 million, respectively, as a reserve for surplus and obsolete inventories. These reserves are reflected within “Inventories, net” within the Company’s Consolidated Balance Sheets.

8.    PRODUCT WARRANTY

    The warranty reserve activity for the years ended December 31, 2023, 2022 and 2021, including deferred revenue associated with the Company's extended warranties that have been sold, was as follows (in millions):

	2023	2022	2021
Balance at beginning of the year	$640.0	$592.5	$521.8
Accruals for warranties issued	464.9	338.8	344.9
Settlements made and deferred revenue recognized	(328.7)	(261.7)	(241.8)
Foreign currency translation	24.6	(29.6)	(32.4)
Balance at the end of the year	$800.8	$640.0	$592.5

    The Company’s agricultural equipment products generally are under warranty against defects in materials and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. The Company's extended warranty period for the majority of products ranges from three to five years. Revenue is recognized for the extended warranty contract on a straight-line basis, which the Company believes approximates the costs expected to be incurred in satisfying the obligations, over the extended warranty period. Approximately $679.9 million and $546.0 million of warranty reserves are included in “Accrued expenses” in the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively. Approximately $120.9 million and $94.0 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.

    The Company recognizes potential recoveries of the costs associated with warranties it provides when the collection is probable. When specifics of the recovery have been agreed upon with the Company’s suppliers through confirmation of liability for the recovery, the Company records the recovery within “Accounts and notes receivable, net.” Estimates of the amount of

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

warranty claim recoveries to be received from the Company’s suppliers based upon contractual supplier arrangements are recorded within “Other current assets.”

9.    INVESTMENTS IN AFFILIATES

    Investments in affiliates as of December 31, 2023 and 2022 were as follows (in millions):

	2023	2022
Finance joint ventures	$464.3	$390.2
Manufacturing joint ventures	30.6	29.9
Other affiliates	17.8	16.8
	$512.7	$436.9

    The Company’s finance joint ventures provide retail financing and wholesale financing to its dealers. The majority of the assets of the Company’s finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies. AGCO has a 49% interest in the Company’s finance joint ventures. Refer to Note 18 for further discussion of the Company's relationship with Rabobank.

    The Company’s manufacturing joint ventures consist of Groupement International De Mecanique Agricole SAS (“GIMA”) (a joint venture with a third-party manufacturer to purchase, design and manufacture components for agricultural equipment in France) and CP GSI Machinery Co Ltd, a joint venture with a third-party manufacturer to manufacture protein production equipment in China. The other affiliates represent investments in farm equipment manufacturers, an electronic and software system manufacturer, precision agriculture technology providers, distributors and licensees.

    The Company concluded it has significant influence over its finance and manufacturing joint ventures and accounted for these investments using the equity method of accounting. The Company records investments in affiliates at cost when it has concluded it does not have significant influence and has ownership interests below 20%.

    The Company’s equity in net earnings of affiliates for the years ended December 31, 2023, 2022 and 2021 were as follows (in millions):

	2023	2022	2021
Finance joint ventures	$66.9	$63.0	$64.4
Manufacturing and other joint ventures	1.3	1.1	1.2
	$68.2	$64.1	$65.6

    Summarized combined financial information of the Company’s finance joint ventures as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 were as follows (in millions):

	As of December 31,
	2023	2022
Total assets	$10,035.8	$8,359.1
Total liabilities	9,088.3	7,562.8
Partners’ equity	947.5	796.3

	For the Years Ended December 31,
	2023	2022	2021
Revenues	$680.5	$454.6	$411.1
Costs	468.6	274.9	228.1
Income before income taxes	$211.9	$179.7	$183.0

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    At December 31, 2023 and 2022, the Company’s receivables from affiliates were approximately $146.9 million and $60.8 million, respectively. The receivables from affiliates are reflected within “Accounts and notes receivable, net” within the Company’s Consolidated Balance Sheets.

    The portion of the Company’s retained earnings balance that represents undistributed retained earnings of equity method investees was approximately $445.1 million and $401.9 million as of December 31, 2023 and 2022, respectively. The Company received dividends from certain finance joint ventures of approximately $28.9 million and $27.0 million during 2023 and 2022, respectively. There were no returns on investment in excess of earnings in 2023. During 2022, approximately $5.7 million of these dividends were a return of investment in excess of earnings related to a certain finance joint venture, and were included within “Sale of, distributions from (investments in) unconsolidated affiliates, net” within the Company’s Consolidated Statements of Cash Flows. In addition, during the year ended December 31, 2022, the Company recorded a write-down of the investment in its Russian finance joint venture of approximately $4.8 million, reflected within “Equity in net earnings of affiliates” in the Consolidated Statements of Operations. The Russian finance joint venture was sold during the three months ended December 31, 2022.

10.    SUPPLIER FINANCE PROGRAMS

    The Company has supplier financing arrangements with certain banks or other intermediaries whereby a bank or intermediary purchases receivables held by the Company’s suppliers. Under the program, suppliers have the option to be paid by the bank or intermediary earlier than the payment due date. When the supplier receives an early payment, they receive discounted amounts, and the Company pays the bank or intermediary the face amount of the invoice on the payment due date. The Company does not reimburse suppliers for any costs incurred for participation in the program. The Company and its suppliers agree on the contractual terms, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the supplier finance programs. The suppliers’ voluntary inclusion in the supplier financing programs has no bearing on the Company’s payment terms. The Company has no economic interest in a supplier’s decision to participate in the programs, and the Company has no direct financial relationship with the banks or other intermediaries as it relates to the supplier finance programs. As of December 31, 2023, payment terms with the majority of the Company’s suppliers are generally 30 to 180 days, which correspond to the contractual terms, with rates that are based on market rates (such as SOFR) plus a credit spread. There are no assets pledged as security under the programs. As of December 31, 2023 and 2022, the amounts outstanding that remain unpaid to the banks or other intermediaries totaled $82.7 million and $121.5 million, respectively, and are reflected in “Accounts payable” in the Company’s Consolidated Balance Sheets.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    INDEBTEDNESS

    Long-term debt consisted of the following at December 31, 2023 and 2022 (in millions):

	December 31, 2023	December 31, 2022
Credit facility, expires 2027	$—	$200.0
1.002% EIB Senior term loan due 2025	276.7	267.3
EIB Senior Term Loan due 2029	276.7	—
Senior term loans due between 2023 and 2028	162.1	341.6
0.800% Senior Notes Due 2028	664.0	641.5
Other long-term debt	3.1	5.1
Debt issuance costs	(3.1)	(3.6)
	1,379.5	1,451.9

Less: Senior term loans due 2023, net of debt issuance costs	—	(184.9)
Current portion of other long-term debt	(2.3)	(2.2)
Total long-term indebtedness	$1,377.2	$1,264.8

    At December 31, 2023, the aggregate scheduled maturities of long-term debt, excluding the current portion of long-term debt, are as follows (in millions):

2025	$346.3
2026	58.2
2027	0.2
2028	698.4
Thereafter	274.1
$1,377.2

    Cash payments for interest were approximately $60.5 million, $45.1 million and $23.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Credit Facility and Term Loan Facility

    In December 2022, the Company, certain of its subsidiaries and Rabobank, and other named lenders entered into an amendment to its credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“Credit Facility”), which replaced the Company’s former $800.0 million multi-currency unsecured revolving credit facility. The amendment provided an additional $450.0 million in borrowing capacity. An initial borrowing under the credit facility was used to repay and retire a $240.0 million short-term multi-currency revolving credit facility with Rabobank that matured on March 31, 2023. The credit facility consists of a $325.0 million United States dollar tranche and a $925.0 million multi-currency tranche for loans denominated in United States Dollars, Euros or other currencies to be agreed upon. The credit facility matures on December 19, 2027. Interest accrues on amounts outstanding for any borrowings denominated in United States dollars, at the Company’s option, at either (1) the Secured Overnight Financing Rate (“SOFR”) plus 0.1% plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating, or (2) the base rate, which is the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) Term SOFR for a one-month tenor plus 1.0%, plus a margin ranging from 0.000% to 0.875% based on the Company’s credit rating. Interest accrues on amounts outstanding for any borrowings denominated in Euros at the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating. As of December 31, 2023, the Company had no outstanding borrowings under the revolving credit facility and had the ability to borrow $1,155.0 million.

    In December 2023, the Company amended the Credit Facility to allow for incremental borrowings in the form of a delayed draw term loan facility in an aggregate principal amount of $250.0 million ("Term Loan Facility"). Borrowings under

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Term Loan Facility bears interest at the same rate and margin as the Credit Facility. There are currently no amounts outstanding under the Term Loan Facility.

Uncommitted Credit Facility

    In June 2022, the Company entered into an uncommitted revolving credit facility that allows the Company to borrow up to €100.0 million (or approximately $110.7 million as of December 31, 2023). The credit facility expires on December 31, 2026. Any loans will bear interest at the EURIBOR plus a credit spread. As of December 31, 2023 and December 31, 2022, the Company had no outstanding borrowings under the revolving credit facility and had the ability to borrow €100.0 million (or approximately $110.7 million).

0.800% Senior Notes Due 2028

    On October 6, 2021, the Company issued €600.0 million (or approximately $664.0 million as of December 31, 2023) of senior notes at an issue price of 99.993%. The notes mature on October 6, 2028, and interest is payable annually, in arrears, at 0.800%. The senior notes contain covenants restricting, among other things, the incurrence of certain secured indebtedness. The senior notes are subject to both optional and mandatory redemption in certain events.

1.002% European Investment Bank ("EIB") Senior Term Loan Due 2025

    On January 25, 2019, the Company borrowed €250.0 million (or approximately $276.7 million as of December 31, 2023) from the EIB. The loan matures on January 24, 2025. The Company is permitted to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.002% per annum, payable semi-annually in arrears.

EIB Senior Term Loan due 2029

    On September 29, 2023, the Company entered into a multi-currency Finance Contract with the EIB permitting the Company to borrow up to €250.0 million (or approximately $276.7 million as of December 31, 2023) to fund up to 50% of certain investments in research, development and innovation primarily in Germany, France and Finland during the period from 2023 through 2026. On October 26, 2023, the Company borrowed €250.0 million (approximately $263.7 million) under the arrangement. The loan matures on October 26, 2029. The loan generally can be prepaid at any time upon the election of the Company and must be prepaid upon the occurrence of certain events. Interest is payable on the term loan at 3.980% per annum, payable semi-annually in arrears. The Company also has to fulfill financial covenants with respect to a net leverage ratio and an interest coverage ratio.

    Subsequent to the end of the year, on January 25, 2024, the Company entered into an additional multi-currency Finance Contract with EIB permitting the Company to borrow up to €170.0 million, for which the proceeds will be used in a similar manner as described for the EIB Senior Term Loan due 2029 above. On February 15, 2024, the Company borrowed €170.0 million (approximately $183.2 million) under the arrangement. The loan matures on February 15, 2030.

Senior Term Loans Due Between 2023 and 2028

     In October 2016, the Company borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements, and in August 2018, the Company borrowed an additional aggregate amount of €338.0 million through a group of another seven related term loan agreements. Of the 2016 term loans, the Company repaid an aggregate amount of €249.0 million in October 2019, October 2021 and April 2022. On October 19, 2023, the Company repaid the €73.5 million (or approximately $77.7 million) 2016 senior term loan due October 2023. Of the 2018 senior loans, the Company repaid an aggregate amount of €144.5 million in August 2021 and February 2022, and on August 1, 2023, the Company repaid the 2018 senior term loan due August 2023 in the amount of €99.5 million (or approximately $109.2 million).

    In aggregate, as of December 31, 2023, the Company had indebtedness of €146.5 million (or approximately $162.1 million) through a group of four remaining related term loan agreements. The provisions of the term loan agreements are substantially identical, with the exception of interest rate terms and maturities. As of December 31, 2023, for the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 1.67% to 2.26% and maturity dates between August 2025 and and August 2028. For the term loan with a floating interest rate, interest is payable in arrears on a semi-annual basis, with an interest rate based on the EURIBOR plus a margin of 1.10% and a maturity date of August 2025.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Bridge Facility

    As discussed in Note 2, in connection with the planned Trimble Ag joint venture, on September 28, 2023, the Company entered into a bridge facility commitment letter with Morgan Stanley pursuant to which Morgan Stanley has committed to provide a $2.0 billion senior unsecured 364-day bridge facility (the "Bridge Facility"). Amounts outstanding under the Bridge Facility will accrue interest at a rate equal to, at the Company's election, at either (1) the SOFR plus 0.1% plus a margin ranging from 0.875% to 2.625% based on the Company's credit rating, or (2) the base rate, which is the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) Term SOFR for a one-month tenor plus 1.0%, plus a margin ranging from 0.000% to 1.625% based on the Company's credit rating, together with a duration fee based on the closing date of the transaction. There are no amounts outstanding under the Bridge Facility as of December 31, 2023. The amount available under the the Bridge Facility was reduced by $250.0 million upon the Company's entry into the Term Loan Facility in December 2023. As of December 31, 2023, the amount available under the Bridge Facility was $1.75 billion.

Other Short-Term Borrowings

    As of December 31, 2023 and 2022, the Company had short-term borrowings due within one year, excluding the current portion of long-term debt, of approximately $12.7 million and $8.9 million, respectively.

Standby Letters of Credit and Similar Instruments

    The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2023 and 2022, outstanding letters of credit totaled $14.7 million and $14.4 million, respectively.

12.    RESTRUCTURING EXPENSES AND IMPAIRMENT CHARGES

Restructuring Expenses

    In recent years, the Company has announced and initiated several actions to rationalize employee headcount in various manufacturing facilities and administrative offices located in the U.S., Europe, South America, Africa and Asia, in order to reduce costs in response to response to fluctuating global market demand.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The components of the restructuring expenses are summarized as follows (in millions):

	Employee Severance	Facility Closure Costs	Write-down of Property, Plant and Equipment	Other Related Closure Costs	Loss on Sale of Joint Venture	Total
Balance as of December 31, 2020	$11.1	$3.9	$—	$1.8	$—	$16.8
2021 provision	18.4	—	0.2	1.5	—	20.1
Less: Non-cash expense	—	—	(0.2)	—	—	(0.2)
Cash expense	18.4	—	—	1.5	—	19.9
2021 provision reversal	(2.2)	—	—	(0.1)	(2.5)	(4.8)
2021 cash activity	(12.3)	(3.9)	—	(2.9)	2.5	(16.6)
Foreign currency translation	(0.5)	—	—	(0.1)	—	(0.6)
Balance as of December 31, 2021	14.5	—	—	0.2	—	14.7
2022 provision	6.9	—	—	—	—	6.9
Less: Non-cash expense	—	—	—	—	—	—
Cash expense	6.9	—	—	—	—	6.9
2022 provision reversal	(0.8)	—	—	—	—	(0.8)
2022 cash activity	(12.6)	—	—	(0.2)	—	(12.8)
Foreign currency translation	(1.2)	—	—	—	—	(1.2)
Balance as of December 31, 2022	6.8	—	—	—	—	6.8
2023 provision	9.9	—	—	2.0	—	11.9
2023 cash activity	(7.2)	—	—	(2.0)	—	(9.2)
Foreign currency translation	(1.7)	—	—	—	—	(1.7)
Balance as of December 31, 2023	$7.8	$—	$—	$—	$—	$7.8

    During the three months ended December 31, 2019, the Company exited and sold its 50% interest in its USC, LLC joint venture to its joint venture partner for approximately $5.1 million. The operations of the joint venture were part of the Company’s grain storage and production system operations, and the decision to sell the joint venture was as a result of the overall rationalization of the business. The Company recorded a loss of approximately $2.1 million associated with the sale, which was reflected within “Restructuring expenses” in the Company’s Consolidated Statements of Operations. In 2021, as a result of the final payments received from the former joint venture partner related to the sale, the Company recorded a gain of approximately $2.5 million, also reflected within “Restructuring expenses” in the Company’s Consolidated Statements of Operations.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    RECOVERABLE INDIRECT TAXES

    The Company’s Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from the Company’s sales in the Brazilian market. The Company regularly assesses the recoverability of these tax credits, and establishes reserves when necessary against them, through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from the Company’s ongoing operations. The Company believes that these tax credits, net of established reserves, are realizable. The Company had recorded approximately $93.5 million and $94.6 million, respectively, of VAT tax credits, net of reserves, as of December 31, 2023 and 2022.

14.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

    To protect the value of the Company’s investment in foreign operations against adverse changes in foreign currency exchange rates, the Company from time to time, may hedge a portion of the Company’s net investment in the foreign subsidiaries by using a cross currency swap or foreign currency denominated debt. The component of the gains and losses on the Company’s net investment in the designated foreign operations driven by changes in foreign exchange rates are economically offset by movements in the fair value of the cross currency swap contracts or foreign currency denominated debt.

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

    The Company categorizes its derivative assets and liabilities into one of three levels based on the assumptions used in valuing the asset or liability. See Note 21 for a discussion of the fair value hierarchy as per the guidance in ASC 820, “Fair Value Measurements”. The Company’s valuation techniques are designed to maximize the use of observable inputs and minimize the use of unobservable inputs.

Counterparty Risk

    The Company regularly monitors the counterparty risk and credit ratings of all the counterparties to the derivative instruments. The Company believes that its exposures are appropriately diversified across counterparties and that these

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

counterparties are creditworthy financial institutions. There have been no negative impacts to the Company from any non-performance of any counterparties.

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

    The Company designates certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was $262.2 million and $364.8 million as of December 31, 2023 and 2022. The Company did not have any derivatives that were designated as cash flow hedges related to foreign currency contracts as of December 31, 2021.

Steel Commodity Contracts

    The Company designates certain steel commodity contracts as cash flow hedges of expected future purchases of steel. The total notional value of derivatives that were designated as cash flow hedges was approximately $2.5 million, $0.9 million and $31.9 million as of December 31, 2023, 2022 and 2021, respectively.

    The following table summarizes the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and net income during 2023, 2022 and 2021 (in millions):

		Recognized in Net Income
	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Consolidated Statements of Operations Containing Hedge Gains (Losses)
2023
Foreign currency contracts(1)	$(9.1)	Cost of goods sold	$(8.9)	$10,635.0
Commodity contracts(2)	0.2	Cost of goods sold	(0.1)	$10,635.0
Total	$(8.9)		$(9.0)
2022
Foreign currency contracts	$(11.1)	Cost of goods sold	$(10.6)	$9,650.1
Commodity contracts	(3.5)	Cost of goods sold	(3.5)	$9,650.1
Total	$(14.6)		$(14.1)
2021
Foreign currency contracts	$(7.4)	Cost of goods sold	$(10.2)	$8,566.0
Commodity contracts	12.5	Cost of goods sold	13.2	8,566.0
Total	$5.1		$3.0
____________________________________
(1) The outstanding contracts as of December 31, 2023 range in maturity through December 2024.
(2) The outstanding contracts as of December 31, 2023 range in maturity through June 2024.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the years ended December 31, 2023, 2022 and 2021 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2020	$(3.0)	$(0.5)	$(2.5)
Net changes in fair value of derivatives	8.3	3.2	5.1
Net gains reclassified from accumulated other comprehensive loss into income	(5.8)	(2.8)	(3.0)
Accumulated derivative net losses as of December 31, 2021	$(0.5)	$(0.1)	$(0.4)
Net changes in fair value of derivatives	(19.7)	(5.1)	(14.6)
Net losses reclassified from accumulated other comprehensive loss into income	19.2	5.1	14.1
Accumulated derivative net losses as of December 31, 2022	$(1.0)	$(0.1)	$(0.9)
Net changes in fair value of derivatives	(11.5)	(2.6)	(8.9)
Net losses reclassified from accumulated other comprehensive loss into income	11.2	2.2	9.0
Accumulated derivative net losses as of December 31, 2023(1)	$(1.3)	$(0.5)	$(0.8)
____________________________________
(1) As of December 31, 2023, approximately $1.4 million of derivative realized net losses, before taxes, remain in accumulated other comprehensive loss related to foreign currency contracts associated with inventory that had not yet been sold.

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

    On January 29, 2021, the Company entered into a new cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap has an expiration date of January 29, 2028. At maturity of the cross currency swap contract, the Company will deliver the notional amount of approximately €247.9 million (or approximately $274.4 million as of December 31, 2023) and will receive $300.0 million from the counterparties. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swap.

    During 2023, the Company designated €150.0 million of its multi-currency revolving credit facility maturing in December 2027 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. This portion of the multi-currency revolving credit facility was repaid in December 2023.

    The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Notional Amount as of
	December 31, 2023	December 31, 2022
Cross currency swap contract	$300.0	$300.0

    The following table summarizes the after-tax impact of changes in the fair value of the instruments designated as net investment hedges (in millions):

	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Years Ended
Foreign currency denominated debt:	Before-Tax Amount	Income Tax	After-Tax Amount
December 31, 2023	$(4.2)	$(1.1)	$(3.1)
December 31, 2022	—	—	—
December 31, 2021	—	—	—

Cross currency swap contract:
December 31, 2023	(12.7)	(3.3)	(9.4)
December 31, 2022	20.5	5.3	15.2
December 31, 2021	11.0	3.2	7.8

Derivative Transactions Not Designated as Hedging Instruments

    The Company enters into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of December 31, 2023 and 2022, the Company had outstanding foreign currency contracts with a notional amount of approximately $3,125.1 million and $3,654.0 million, respectively.

    The following table summarizes the results on net income of derivatives not designated as hedging instruments (in millions):

		Gain (Loss) Recognized in Net Income for the Years Ended
	Classification of Gain (Loss)	December 31, 2023	December 31, 2022	December 31, 2021
Foreign currency contracts	Other expense, net	$29.9	$(38.2)	$54.8

    The table below sets forth the fair value of derivative instruments as of December 31, 2023 (in millions):

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Asset Derivatives as of December 31, 2023		Liability Derivatives as of December 31, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.3	Other current liabilities	$1.2
Commodity contracts	Other current assets	—	Other current liabilities	—
Cross currency swap contract	Other noncurrent assets	20.3	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts (1)	Other current assets	17.1	Other current liabilities	12.8
Total derivative instruments		$38.7		$14.0
____________________________________
(1) The outstanding contracts as of December 31, 2023 range in maturity through February 2024.
    The table below sets forth the fair value of derivative instruments as of December 31, 2022 (in millions):

	Asset Derivatives as of December 31, 2022		Liability Derivatives as of December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.3	Other current liabilities	$1.3
Commodity contracts	Other current assets	—	Other current liabilities	—
Cross currency swap contract	Other noncurrent assets	33.0	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	6.6	Other current liabilities	39.1
Total derivative instruments		$40.9		$40.4

15.    STOCK COMPENSATION PLANS

    The Company recorded stock compensation expense as follows for the years ended December 31, 2023, 2022 and 2021 (in millions):

	Years Ended December 31,
	2023	2022	2021
Cost of goods sold	$1.8	$1.3	$1.0
Selling, general and administrative expenses	44.6	32.7	26.6
Total stock compensation expense	$46.4	$34.0	$27.6

    The Company recognizes the effect of award forfeitures as an adjustment to stock compensation expense in the period in which the forfeiture occurs.

Stock Incentive Plan

    Under the Company's 2006 Long-Term Incentive Plan ("the Plan"), up to 10,000,000 shares of AGCO’s common stock may be issued. As of December 31, 2023, of the 10,000,000 shares reserved for issuance under the Plan, approximately 3,650,232 shares remained available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The Plan allows the Company, under the direction of the Board of Directors’ Talent and

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Compensation Committee, to make grants of performance shares, stock appreciation rights, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Long-Term Incentive Plan and Related Performance Awards

    The Company’s primary long-term incentive plan is a performance share plan that provides for awards of shares of the Company’s common stock based on achieving financial targets, such as targets for return on net assets and revenue growth, as determined by the Company’s Board of Directors. Performance periods for the Company’s primary long-term incentive plan are consecutive and overlapping three-year cycles, and performance targets are set at the beginning of each cycle. The primary long-term incentive plan provides for participants to earn 16.5% to 200% of the target awards depending on the actual performance achieved, with no shares earned if performance is below the established minimum target. Awards earned under the Plan are paid in shares of common stock at the end of each three-year performance period. The percentage level achievement is determined annually or over the three-year cycle in aggregate, with the ultimate award that is earned determined based upon the average of the three annual percentages. The 2023 grant of performance award shares is subject to a total shareholder return modifier. The compensation expense associated with these awards is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned.

    During 2023, the Company granted performance awards covering up to 289,742 shares, assuming the Company achieves maximum levels of performance related to varying performance periods. Compensation expense recorded during 2023, 2022 and 2021 with respect to awards granted was based upon the fair value as of the grant date. The award included a market condition and the Company measured the fair value using a Monte Carlo simulation. The weighted average grant-date fair value of performance awards granted under the Plan during 2023, 2022 and 2021 was as follows:

	Years Ended December 31,
	2023	2022	2021
Weighted average grant-date fair value	$143.63	$119.35	$123.33

    Performance award transactions during 2023 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

	Performance awards	Weighted-Average Grant Date Fair Value
Shares awarded but not earned at January 1	543,904	$120.94
Shares awarded	289,742	143.63
Shares forfeited	(29,786)	127.77
Shares vested or earned	(232,478)	123.28
Shares awarded but not earned at December 31	571,382	$131.14

    Based on the level of performance achieved as of December 31, 2023, 210,269 shares were earned under the related performance period, including 9,080 shares vested as of December 31, 2022 related to certain retirees and other individuals. 133,569 shares were issued in February 2024, net of 76,700 shares that were withheld for taxes related to the earned awards. The Plan allows for the participant to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state and employment taxes which would be payable at the time of grant.

    As of December 31, 2023, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was approximately $39.3 million, and the weighted average period over which it is expected to be recognized is approximately one and one-half years. This estimate is based on the current projected levels of performance of outstanding awards. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

Restricted Stock Units ("RSUs")

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    RSU awards granted under Plan do not entitle recipients to vote or receive dividends during the vesting period and will be forfeited in the event of the recipient’s termination of employment, except for certain circumstances. The fair value of restricted stock and restricted stock units is the closing market price per share of the Company’s stock on the grant date less the present value of the expected dividends not received during the vesting period.

    The weighted average grant-date fair value of the RSUs granted under the Plan during 2023, 2022 and 2021 was as follows:

	Years Ended December 31,
	2023	2022	2021
Weighted average grant-date fair value	$134.63	$109.09	$113.91

    During the year ended December 31, 2023, the Company granted 117,840 RSU awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. The compensation expense associated with all RSU awards is being amortized ratably over the requisite service period for the awards that are expected to vest. RSU transactions during the year ended December 31, 2023 were as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Shares awarded but not vested at January 1	213,198	$104.62
Shares awarded (1)	117,840	134.63
Shares forfeited	(9,293)	120.39
Shares vested	(107,798)	98.95
Shares awarded but not vested at December 31	213,947	$122.48
____________________________________
(1)     RSUs shares awarded and shares vested include 5,017 shares related to the 25% additional shares issued to certain executives based on a total margin improvement metric relative to the Company’s defined peer group that applied to grants made in 2020.

    During January 2024, 51,239 RSUs shares were issued, net of 31,390 shares that were withheld for taxes. The Plan allows for the participant to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state and employment taxes which would be payable at the time of grant. As of December 31, 2023, the total compensation cost related to the unvested RSUs not yet recognized was approximately $15.7 million, and the weighted average period over which it is expected to be recognized is approximately one and one-half years.

2024 Awards

    On January 30, 2024, the Company granted 170,735 performance award shares (subject to the Company achieving future target levels of performance) and 123,520 RSUs under the Plan. The 2024 grant of performance award shares is subject to a total shareholder return modifier.

Stock-settled Appreciation Rights ("SSARs")

    Certain executives and key managers received grants of SSARs prior to December 31, 2020. The Company did not subsequently grant any SSARs since the year ended December 31, 2020. The Company recorded stock compensation expense of approximately $0.2 million, $0.5 million and $0.8 million associated with SSAR awards during 2023, 2022 and 2021, respectively. The compensation expense associated with these awards is being amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option pricing model.

    The total fair value of SSARs vested during 2023 was approximately $0.4 million. There were 16,900 SSARs that were not vested and 56,350 SSARs outstanding as of December 31, 2023. The total intrinsic value of outstanding and

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

exercisable SSARs as of December 31, 2023 was $2.9 million and $2.1 million, respectively. The total intrinsic value of SSARs exercised during 2023 was approximately $4.9 million.

Excess Tax Benefit

    The excess tax benefit realized for tax deductions in the United States related to the exercise of SSARs, vesting of RSU awards and vesting of performance awards under the Plan was approximately $0.5 million for the year ended December 31, 2023. The excess tax benefit realized for tax deductions in the United States related to the exercise of SSARs, vesting of RSU awards and vesting of performance awards under the Plan was approximately $1.9 million for the year ended December 31, 2022. The excess tax benefit realized for tax deductions in the United States related to the exercise of SSARs, vesting of RSU awards and vesting of performance awards under the Plan was approximately $3.3 million for the year ended December 31, 2021. The Company realized an insignificant tax benefit from the exercise of SSARs, vesting of performance awards and vesting of RSU awards in certain foreign jurisdictions during the years ended December 31, 2023, 2022 and 2021.

Director Restricted Stock Grants

    Pursuant to the Plan, all non-employee directors receive annual restricted stock grants of the Company’s common stock. All restricted stock grants made to the Company’s directors are restricted as to transferability for a period of one year. In the event a director departs from the Company’s Board of Directors, the non-transferability period expires immediately. The plan allows each director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes that would be payable at the time of grant. The 2023 grant was made on April 27, 2023, and equated to 12,069 shares of common stock, of which 10,524 shares of common stock were issued, after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.5 million during 2023 associated with these grants.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.    STOCKHOLDERS' EQUITY

Common Stock

    At December 31, 2023, the Company had 150,000,000 authorized shares of common stock with a par value of $0.01 per share, with approximately 74,517,973 shares of common stock outstanding and approximately 3,650,232 shares reserved for issuance under the Company’s Plan (See Note 15).

Share Repurchase Program

    In November 2023, the Company entered into an accelerated share repurchase ("ASR") agreement with a financial institution to repurchase $53.0 million of shares of its common stock. The Company received approximately 371,669 shares associated with this transaction as of December 31, 2023. In January 2024, the Company received an additional 82,883 shares upon final settlement of its November 2023 ASR agreement. In August and November 2021, the Company entered into two accelerated share repurchase (“ASR”) agreements with financial institutions to repurchase an aggregate of $135.0 million of shares of its common stock. The Company received approximately 952,204 shares associated with these transactions as of December 31, 2021. In January 2022, the Company received an additional 113,824 shares upon final settlement of its November 2021 ASR agreement. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within our Consolidated Balance Sheets.

    As of December 31, 2023, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $57.0 million, which has no expiration date.

Dividends

    The Company’s Board of Directors has declared and the Company has paid cash dividends per common share during the following years:

	2023(1)	2022(2)	2021(3)
Dividends declared and paid per common share	$6.10	$5.40	$4.74

    On January 18, 2024, the Company approved the quarterly dividend of $0.29 per common share to be paid on March 15, 2024, to all stockholders of record as of the close of business February 15, 2024.

____________________________________
(1)    On April 27, 2023, the Company’s Board of Directors approved a quarterly dividend of $0.29 per common share outstanding commencing in the second quarter of 2023. The Company’s Board of Directors declared and the Company has paid quarterly cash dividends of $0.29 per common share beginning in the second quarter of 2023, from $0.24 per common share in the first quarter of 2023. In addition, the Company's Board of Directors also declared and the Company paid a special variable dividend of $5.00 per common share during 2023 totaling approximately $374.4 million.
(2)    On April 28, 2022, the Company’s Board of Directors approved a quarterly dividend of $0.24 per common share outstanding commencing in the second quarter of 2022. The Company’s Board of Directors declared and the Company has paid quarterly cash dividends of $0.24 per common share beginning in the second quarter of 2022, from $0.20 per common share in the first quarter of 2022. In addition, the Company's Board of Directors also declared and the Company paid a special variable dividend of $4.50 per common share during 2022 totaling approximately $335.7 million.
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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss

    The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the years ended December 31, 2023 and 2022 (in millions):

	Defined Benefit Pension Plans	Cumulative Translation Adjustment	Deferred Net (Losses) Gains on Derivatives	Total
Accumulated other comprehensive loss, December 31, 2021	$(230.4)	$(1,540.1)	$(0.4)	$(1,770.9)
Other comprehensive loss before reclassifications	(7.2)	(30.9)	(14.6)	(52.7)
Net losses reclassified from accumulated other comprehensive loss	6.4	—	14.1	20.5
Other comprehensive loss, net of reclassification adjustments	(0.8)	(30.9)	(0.5)	(32.2)
Accumulated other comprehensive loss, December 31, 2022	(231.2)	(1,571.0)	(0.9)	(1,803.1)
Other comprehensive (loss) income before reclassifications	(15.7)	102.3	(8.9)	77.7
Net losses reclassified from accumulated other comprehensive loss	8.3	—	9.0	17.3
Other comprehensive (loss) income, net of reclassification adjustments	(7.4)	102.3	0.1	95.0
Accumulated other comprehensive loss, December 31, 2023	$(238.6)	$(1,468.7)	$(0.8)	$(1,708.1)

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the years ended December 31, 2023 and 2022 (in millions):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Consolidated Statements of Operations
	Year ended December 31, 2023(1)	Year ended December 31, 2022(1)
Derivatives:
Net losses on foreign currency contracts	$11.1	$14.5	Cost of goods sold
Net losses on commodity contracts	0.1	4.7	Cost of goods sold
Reclassification before tax	11.2	19.2
	(2.2)	(5.1)	Income tax provision
Reclassification net of tax	$9.0	$14.1

Defined benefit pension plans:
Amortization of net actuarial losses	$9.4	$8.7	Other expense, net(2)
Amortization of prior service cost	1.7	0.2	Other expense, net(2)
Reclassification before tax	11.1	8.9
	(2.8)	(2.5)	Income tax provision
Reclassification net of tax	$8.3	$6.4

Net losses reclassified from accumulated other comprehensive loss	$17.3	$20.5
____________________________________
(1)    Losses included within the Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, respectively.
(2)    These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 20 to the Company’s Consolidated Financial Statements.

17.    NET INCOME PER COMMON SHARE

    Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per common share assumes the exercise of outstanding stock-settled stock appreciation rights and the vesting of performance share awards and restricted stock units using the treasury stock method when there is no other circumstance other than the passage of time under which they would not be issued, and the effects of such assumptions are dilutive.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    A reconciliation of net income attributable to AGCO Corporation and subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the years ended December 31, 2023, 2022 and 2021 is as follows (in millions, except per share data):

	2023	2022	2021
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$1,171.4	$889.6	$897.0
Weighted average number of common shares outstanding	74.8	74.6	75.2
Basic net income per share attributable to AGCO Corporation and subsidiaries	$15.66	$11.92	$11.93
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$1,171.4	$889.6	$897.0
Weighted average number of common shares outstanding	74.8	74.6	75.2
Dilutive SSARs, performance share awards and RSUs	0.1	0.3	0.5
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	74.9	74.9	75.7
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$15.63	$11.87	$11.85

18.    RELATED PARTY TRANSACTIONS

    Rabobank, a financial institution based in the Netherlands, is a 51% owner in the Company’s finance joint ventures, which are located in the United States, Canada, Europe, Brazil, Argentina and Australia. Rabobank is also the principal agent and participant in the Company’s revolving credit facility (see Note 11). The majority of the assets of the Company’s finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. During 2023, the Company made a total of approximately $24.6 million of additional investments in its finance joint venture in Brazil. During 2022 and 2021, the Company did not make additional investments in its finance joint ventures. During 2023, 2022, and 2021, the Company received approximately $28.9 million, $27.0 million and $84.4 million, respectively, of dividends from certain of its finance joint ventures.

    The Company’s finance joint ventures provide retail financing and wholesale financing to its dealers. The terms of the financing arrangements offered to the Company’s dealers are similar to arrangements the finance joint ventures provide to unaffiliated third parties. In addition, the Company transfers, on an ongoing basis, a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures (see Note 4). The Company maintains a remarketing agreement with its U.S. finance joint venture and has outstanding guarantees of residual values that may be owed to its finance joint ventures in the U.S. and Canada upon the expiration of certain eligible operating leases and also has guarantees with its other finance joint ventures (see Note 22). In addition, as part of sales incentives provided to end users, the Company may from time to time subsidize interest rates of retail financing provided by its finance joint ventures. The cost of those programs is recognized at the time of sale to the Company’s dealers (see Note 1).

    The Company has a minority equity interest in Tractors and Farm Equipment Limited (“TAFE”), which manufactures and sells Massey Ferguson-branded equipment primarily in India, and also supplies tractors and components to the Company for sale in other markets. Mallika Srinivasan, who is the Chairman and Managing Director of TAFE, is currently a member of the Company’s Board of Directors. As of December 31, 2023, TAFE beneficially owned 12,150,152 shares of the Company’s common stock, not including shares of the Company’s common stock received by Ms. Srinivasan for service as a director. The Company and TAFE are parties to an agreement pursuant to which, among other things, TAFE has agreed not to purchase in excess of 12,150,152 shares of the Company’s common stock, subject to certain adjustments, and the Company has agreed to annually nominate a TAFE representative to its Board of Directors. During 2023, 2022 and 2021, the Company purchased approximately $171.6 million, $148.7 million and $137.6 million, respectively, of tractors and components from TAFE. During 2023, 2022 and 2021, the Company sold approximately $3.6 million, $1.2 million and $1.4 million, respectively, of parts to TAFE. The Company received dividends from TAFE of approximately $2.9 million, $2.1 million and $2.0 million during 2023, 2022 and 2021, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.    INCOME TAXES

    The sources of income before income taxes and equity in net earnings of affiliates were as follows for the years ended December 31, 2023, 2022 and 2021 (in millions):

	2023	2022	2021
United States	$(63.5)	$(60.2)	$46.8
Foreign	1,397.0	1,167.4	897.5
Income before income taxes and equity in net earnings of affiliates	$1,333.5	$1,107.2	$944.3

    The provision for income taxes by location of the taxing jurisdiction for the years ended December 31, 2023, 2022 and 2021 consisted of the following (in millions):

	2023	2022	2021
Current:
United States	$61.2	$26.0	$3.4
Foreign	433.6	328.6	222.9
	494.8	354.6	226.3
Deferred:
United States	(82.8)	(55.3)	(70.0)
Foreign	(181.6)	(2.7)	(47.9)
	(264.4)	(58.0)	(117.9)
	$230.4	$296.6	$108.4

    The Company's income tax provision as of December 31, 2023 includes a benefit of $112.3 million related to the recognition of a deferred tax asset of $197.7 million, net of a valuation allowance of $85.4 million, related to the finalization of negotiations surrounding the application of Swiss Tax reform legislation enacted in 2020. The provision also includes a charge of approximately $26.4 million associated with our enrollment in a Brazilian tax amnesty program, "Litigation Zero", discussed further below.

    A reconciliation of income taxes computed at the United States federal statutory income tax rate (21% for 2023, 2022 and 2021) to the provision for income taxes reflected in the Company’s Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 is as follows (in millions):

	2023	2022	2021
Provision for income taxes at United States federal statutory rate	$280.0	$232.5	$198.3
State and local income taxes, net of federal income tax effects	(3.0)	(2.9)	2.2
Taxes on foreign income which differ from the United States statutory rate(1)	(193.9)	43.6	16.2
Tax effect of permanent differences	(20.5)	(0.2)	(6.4)
Change in valuation allowance(1)	116.5	0.7	(130.8)
Change in tax contingency reserves	33.2	25.5	36.6
Research and development tax credits	(9.6)	(6.9)	(7.4)
Brazil Amnesty Program, net of United States foreign tax credit	26.4	—	—
Other	1.3	4.3	(0.3)
	$230.4	$296.6	$108.4
____________________________________
(1) In 2023, a gross deferred tax asset of $197.7 million less a valuation allowance of $85.4 million was recognized to reflect future Swiss tax incentives the Company anticipates it will be able to utilize by 2034 when the incentive expires.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The significant components of the deferred tax assets and liabilities at December 31, 2023 and 2022 were as follows (in millions):

	2023	2022
Deferred Tax Assets:
Net operating loss carryforwards	$42.1	$45.9
Sales incentive discounts	102.5	46.3
Inventory valuation reserves	50.0	34.4
Pensions and postretirement health care benefits	17.9	19.7
Warranty and other reserves	162.8	127.7
Research and development tax credits	5.1	6.9
Foreign tax credits	33.4	4.7
Swiss tax basis adjustment	197.7	—
Other	22.7	15.6
Total gross deferred tax assets	634.2	301.2
Valuation allowance	(149.8)	(47.3)
Total deferred tax assets	484.4	253.9
Deferred Tax Liabilities:
Tax over book depreciation and amortization	102.5	123.6
Investment in affiliates	3.9	11.3
Other	19.0	2.5
Total deferred tax liabilities	125.4	137.4
Net deferred tax assets	$359.0	$116.5
Amounts recognized in Consolidated Balance Sheets:
Deferred tax assets - noncurrent	$481.6	$228.5
Deferred tax liabilities - noncurrent	(122.6)	(112.0)
	$359.0	$116.5

    As reflected in the preceding table, the Company recorded a net deferred tax asset of $359.0 million and $116.5 million as of December 31, 2023 and 2022, respectively, and had a valuation allowance against its gross deferred tax assets of approximately $149.8 million and $47.3 million as of December 31, 2023 and 2022, respectively.
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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Changes in the valuation allowance during the years ended December 31, 2023, 2022 and 2021 are summarized as follows (in millions):

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged (Credited) to Costs and Expenses(1)	Deductions(2)	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2023
Deferred tax valuation allowance	$47.3	$—	$116.5	$(16.7)	$2.7	$149.8
Year ended December 31, 2022
Deferred tax valuation allowance	$47.4	$—	$0.7	$—	$(0.8)	$47.3
Year ended December 31, 2021
Deferred tax valuation allowance	$181.0	$0.4	$(130.8)	$—	$(3.2)	$47.4
(1) The amounts recorded to expense in 2023 are primarily related to Switzerland and the U.S. There were no amounts credited or charged through other comprehensive income during 2023, 2022 and 2021.
(2) The deductions are primarily related to reversal of valuation allowance from the effective utilization of certain tax losses in the Brazil amnesty program during 2023.

    The Company had net operating loss carryforwards of $133.9 million as of December 31, 2023, with expiration dates as follows: 2024 - $7.2 million; 2025 - $2.0 million; 2026 and thereafter - $73.9 million and unlimited - $50.8 million. The net operating loss carryforwards of $133.9 million are entirely in tax jurisdictions outside of the United States. The amount of the Company’s U.S. state net operating loss carryforwards is not material.

    The Company paid income taxes of $463.6 million, $304.0 million and $247.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

    The Company recognizes income tax benefits from uncertain tax positions only when there is a more than 50% likelihood that the tax positions will be sustained upon examination by the taxing authorities based on the technical merits of the positions. At December 31, 2023 and 2022, the Company had approximately $9.9 million and $10.4 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. At December 31, 2023 and 2022, the Company had approximately $344.2 million and $274.1 million, respectively, of accrued taxes reflected in “Other noncurrent liabilities”, and approximately $2.9 million and $2.8 million of deferred tax assets, respectively, related to uncertain tax positions that it expects to settle or pay beyond 12 months, reflected in “Deferred tax assets” in the Company’s Consolidated Balance Sheets. The Company accrued approximately $0.3 million and $6.0 million of interest and penalties related to unrecognized tax benefits in its provision for income taxes during 2023 and 2022, respectively. At December 31, 2023 and 2022, the Company had accrued interest and penalties related to unrecognized tax benefits of $27.9 million and $25.8 million, respectively.

    A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as of and during the years ended December 31, 2023 and 2022 is as follows (in millions):

	2023	2022
Gross unrecognized income tax benefits at the beginning of the year	$281.7	$246.4
Additions for tax positions of the current year	67.9	51.7
Additions for tax positions of prior years	5.5	3.9
Reductions for tax positions of prior years for:
Changes in judgments	2.8	(6.5)
Settlements during the year	(15.4)	(0.6)
Lapses of applicable statute of limitations	(2.0)	(1.2)
Foreign currency translation and other	10.7	(12.0)
Gross unrecognized income tax benefits at the end of the year	$351.2	$281.7

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    At December 31, 2023 and 2022, the Company had $351.2 million and $281.7 million, respectively, of unrecognized income tax benefits, which would affect the Company’s effective tax rate if recognized. The reconciliation of gross unrecognized income tax benefits above for 2023 and 2022 excludes certain indirect favorable effects that relate to other tax jurisdictions of approximately $103.9 million and $74.0 million, respectively. The change in certain indirect favorable effects between 2023 and 2022 includes approximately $26.7 million and $22.4 million, respectively, related to additions and reductions for tax positions of current and prior years, changes in judgments and lapses of statutes of limitations. During 2022, the Company made the determination that it will be able to utilize approximately $15.7 million of indirect favorable benefits in the United States related to the settlement of a foreign audit examination. In addition, the gross unrecognized income tax benefits as of December 31, 2023 and 2022 exclude certain deposits made in a foreign jurisdiction of approximately $26.9 million, net of $19.7 million refunds received, and $45.1 million, respectively, associated with an ongoing audit.

    The Company and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of December 31, 2023, a number of income tax examinations in foreign jurisdictions, as well as the United States, were ongoing. It is possible that certain of these ongoing examinations may be resolved within 12 months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized income tax benefits balance may materially change within the next 12 months. In certain foreign jurisdictions, there are either statutory expirations or the Company’s settlement expectations such that approximately $9.9 million could be concluded within the next 12 months. Although there are ongoing examinations in various federal and state jurisdictions, the 2019 through 2023 tax years generally remain subject to examination in the United States by applicable authorities. In the Company’s significant foreign jurisdictions, primarily the United Kingdom, France, Germany, Switzerland, Finland and Brazil, the 2019 through 2023 tax years generally remain subject to examination by their respective tax authorities.

    In 2008 and 2012, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2023, not including interest and penalties, would have been approximately 131.5 million Brazilian reais (or approximately $27.1 million). The amount ultimately in dispute would have been significantly greater because of interest and penalties. The Company historically had been advised by its legal and tax advisors that its position with respect to the deductions was allowable under the tax laws of Brazil. The Company contested the disallowance and maintained that it was not likely that the assessment, interest or penalties would require payment. The ultimate outcome of the case would not have been determined until the Brazilian tax appeal process was completed.
    On January 12, 2023, the Brazilian government issued a “Litigation Zero” tax amnesty program, whereby cases being disputed at the administrative court level of review for a period of more than ten years could be considered for amnesty. Enrollment in the amnesty program would not be considered an admission of guilt with respect to outstanding cases. The amnesty program allowed companies to settle outstanding contested cases at a significant monetary discount. After weighing various impacts involved with enrollment, including the avoidance of potential interest, penalties and legal costs, the Company enrolled in the program in the quarter ended March 31, 2023. The Company recorded approximately 182.6 million Brazilian reais (or approximately $34.8 million) within “Income tax provision” for the year ended December 31, 2023, net of associated U.S. income tax credits of approximately $8.4 million related to its enrollment in the program. The Company paid installment payments related to the program of 188.5 million Brazilian reais (or approximately $37.8 million) during the year ended December 31, 2023, inclusive of $1.2 million of interest on payments and approximately $1.8 million of foreign currency translation impacts. The final installment payment was made in October 2023.

20.    PENSION AND POSTRETIREMENT BENEFIT PLANS

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Net annual pension costs for the years ended December 31, 2023, 2022 and 2021 for the Company’s defined benefit pension plans and ENPP are set forth below (in millions):

Pension benefits	2023	2022	2021
Service cost	$9.6	$12.8	$15.0
Interest cost	29.3	14.8	12.6
Expected return on plan assets	(30.4)	(16.9)	(31.3)
Amortization of net actuarial losses	9.4	8.7	16.5
Amortization of prior service cost	1.5	0.1	0.7
Net (gain) loss recognized due to settlement	0.4	(0.4)	0.1
Curtailment gain (1)	—	—	(1.2)
Net annual pension cost	$19.8	$19.1	$12.4
___________________________________
(1)    During 2021, the Company amended its Executive Nonqualified Pension Plan (“ENPP”) to freeze the plan as of December 31, 2024 to future benefit accruals, and to eliminate a lifetime annuity feature for participants working to age 65 subsequent to December 31, 2022. This amendment resulted in a curtailment gain as well as a net prior service credit.

    The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense, net” in the Company’s Consolidated Statements of Operations.

    The weighted average assumptions used to determine the net annual pension costs for the Company’s defined benefit pension plans and ENPP for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
All plans:
Weighted average discount rate	4.9%	1.9%	1.5%
Weighted average expected long-term rate of return on plan assets	5.5%	2.3%	3.9%
Rate of increase in future compensation	1.8%-5.0%	1.5%-5.0%	1.5%-5.0%
U.S.-based plans:
Weighted average discount rate	5.70%	3.05%	2.75%
Weighted average expected long-term rate of return on plan assets(1)	5.8%	4.3%	5.0%
Rate of increase in future compensation(2)	5.0%	5.0%	5.0%
___________________________________
(1)    Applicable for U.S. funded, qualified plan.
(2)    Applicable for U.S. unfunded, nonqualified plan.

    Net annual postretirement benefit costs, and the weighted average discount rate used to determine them, for the years ended December 31, 2023, 2022 and 2021 are set forth below (in millions, except percentages):

Postretirement benefits	2023	2022	2021
Service cost	$0.1	$0.1	$0.1
Interest cost	1.3	0.9	0.9
Amortization of net actuarial losses	—	—	0.1
Amortization of prior service cost	0.2	0.1	0.1
Net annual postretirement benefit cost	$1.6	$1.1	$1.2
Weighted average discount rate	6.6%	4.1%	3.8%

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following tables set forth reconciliations of the changes in benefit obligation, plan assets and funded status as of December 31, 2023 and 2022 (in millions):

	Pension and ENPP Benefits		Postretirement Benefits
Change in benefit obligation	2023	2022	2023	2022
Benefit obligation at beginning of year	$611.6	$904.8	$21.2	$22.6
Service cost	9.6	12.8	0.1	0.1
Interest cost	29.3	14.8	1.3	0.9
Plan participants’ contributions	1.3	1.2	—	—
Actuarial losses (gains)	21.6	(227.2)	1.7	(0.9)
Amendments	0.1	25.5	—	—
Settlements	(4.9)	(5.0)	—	—
Benefits paid	(46.1)	(44.0)	(1.8)	(1.7)
Foreign currency exchange rate changes	24.5	(71.3)	0.5	0.2
Benefit obligation at end of year	$647.0	$611.6	$23.0	$21.2

	Pension and ENPP Benefits		Postretirement Benefits
Change in plan assets	2023	2022	2023	2022
Fair value of plan assets at beginning of year	$528.7	$815.6	$—	$—
Actual return on plan assets	31.2	(197.1)	—	—
Employer contributions	35.1	34.1	1.8	1.7
Plan participants’ contributions	1.3	1.2	—	—
Benefits paid	(46.1)	(44.0)	(1.8)	(1.7)
Settlements	(4.9)	(5.0)	—	—
Foreign currency exchange rate changes	26.7	(76.1)	—	—
Fair value of plan assets at end of year	$572.0	$528.7	$—	$—
Funded status	$(75.0)	$(82.9)	$(23.0)	$(21.2)

Amounts recognized in Consolidated Balance Sheets:
Other long-term asset	$85.0	$66.3	$—	$—
Other current liabilities	(7.4)	(7.0)	(1.6)	(1.6)
Accrued expenses	(4.1)	(3.8)	—	—
Pensions and postretirement health care benefits (noncurrent)	(148.5)	(138.4)	(21.4)	(19.6)
Net amount recognized	$(75.0)	$(82.9)	$(23.0)	$(21.2)

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s ENPP and defined pension and postretirement benefit plans during the years ended December 31, 2023 and 2022 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2021	$(302.4)	$(72.0)	$(230.4)
Prior service (cost) credit arising during the year	(25.5)	(6.4)	(19.1)
Net (gain) loss recognized due to settlement	(0.4)	—	(0.4)
Net actuarial gain (loss) arising during the year	15.0	2.7	12.3
Amortization of prior service cost	0.2	0.2	—
Amortization of net actuarial losses	8.7	2.3	6.4
Accumulated other comprehensive loss as of December 31, 2022	$(304.4)	$(73.2)	$(231.2)
Prior service (cost) credit arising during the year	—	—	—
Net (gain) loss recognized due to settlement	0.4	—	0.4
Net actuarial gain (loss) arising during the year	(21.5)	(5.4)	(16.1)
Amortization of prior service cost	1.7	0.4	1.3
Amortization of net actuarial losses	9.4	2.4	7.0
Accumulated other comprehensive loss as of December 31, 2023	$(314.4)	$(75.8)	$(238.6)

    The unrecognized net actuarial losses included in accumulated other comprehensive loss related to the Company’s defined benefit pension plans and ENPP as of December 31, 2023 and 2022 are set forth below (in millions):

	2023	2022
Unrecognized net actuarial losses	$280.2	$270.0

    The increase in unrecognized net actuarial losses between years is primarily due to liability losses due to the total net impact of the changes in the assumptions, specifically the reduction in the discount rates, as well as the losses due to plan experience at December 31, 2023 compared to December 31, 2022. The unrecognized net actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. For some of the Company’s defined benefit pension plans, these losses, to the extent they exceed 10% of the greater of the plan’s liabilities or the fair value of assets (“the gain/loss corridor”), will be amortized on a straight-line basis over the periods discussed as follows. For the Company’s U.S. salaried, U.S. hourly and U.K. defined benefit pension plans, the population covered is predominantly inactive participants, and losses related to those plans, to the extent they exceed the gain/loss corridor, will be amortized over the average remaining lives of those participants while covered by the respective plan. For the Company’s ENPP, the population is predominantly active participants, and losses related to the plan will be amortized over the average future working lifetime of the active participants expected to receive benefits. As of December 31, 2023, the average amortization periods were as follows:

	ENPP	U.S. Plans	U.K. Plan
Average amortization period of losses related to defined benefit pension plans	6 years	13 years	18 years

    The following table summarizes the unrecognized prior service cost related to the Company’s defined benefit pension plans as of December 31, 2023 and 2022 (in millions):

	2023	2022
Unrecognized prior service cost	$31.4	$32.5

    The decrease in the unrecognized prior service cost between years is due primarily to the amortization of unrecognized prior service cost related to prior plan amendments. The unrecognized prior service cost as of December 31, 2022 included

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

a revision of approximately $25.5 million due to the Company updating its estimate of current assumptions, interpretations and approach affecting the Company’s defined benefit pension obligations related to certain defined benefit plans.

    The following table summarizes the unrecognized net actuarial gains included in the Company’s accumulated other comprehensive loss related to the Company’s U.S. and Brazilian postretirement health care benefit plans as of December 31, 2023 and 2022 (in millions):

	2023	2022
Unrecognized net actuarial gains(1)	$(0.2)	$(2.0)
___________________________________
(1) Includes a gain of approximately $1.2 million and $1.1 million, respectively, related to the Company’s U.S. postretirement benefit plans.

    The change in unrecognized net actuarial gains related to the Company’s U.S. and Brazilian postretirement benefit plans is primarily resulting from lower discount rates at December 31, 2023. The unrecognized net actuarial gains or losses will be impacted in future periods by discount rate changes, actual demographic experience, actual health care inflation and certain other factors. These gains or losses, to the extent they exceed the gain/loss corridor, will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits, or the average remaining lives of inactive participants, covered under the postretirement benefit plans. As of December 31, 2023, the gains or losses did not exceed the corridor for the Company’s U.S. postretirement benefit plan and therefore, there will be no amortization of unrecognized gains or losses during 2024.

    As of December 31, 2023 and 2022, the net prior service cost related to the Company’s Brazilian postretirement health care benefit plans was as follows (in millions):

	2023	2022
Net prior service cost	$3.0	$3.1

    The following table summarizes the fair value of plan assets, aggregate projected benefit obligation and accumulated benefit obligation as of December 31, 2023 and 2022 for defined benefit pension plans, ENPP and other postretirement plans with accumulated benefit obligations in excess of plan assets (in millions):

	2023	2022
All plans:
Fair value of plan assets	$37.3	$39.4
Projected benefit obligation	220.2	209.8
Accumulated benefit obligation	209.3	199.0
U.S.-based plans and ENPP:
Fair value of plan assets	$—	$3.3
Projected benefit obligation	104.9	106.1
Accumulated benefit obligation	104.1	103.4

    The amounts for 2023 and 2022 disclosed above do not include the fair value of plan assets, the projected benefit obligation or the accumulated benefit obligation related to the Company’s U.K. plan. The Company’s U.K. plan’s fair value of plan assets was in excess of the plan’s accumulated benefit obligation as of December 31, 2023 and 2022.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

    The weighted average assumptions used to determine the benefit obligation for the Company’s defined benefit pension plans and ENPP as of December 31, 2023 and 2022 are as follows:

	2023	2022
All plans:
Weighted average discount rate	4.5%	4.9%
Rate of increase in future compensation	1.70%-5.0%	1.75%-5.0%
U.S.-based plans:
Weighted average discount rate	5.30%	5.70%
Rate of increase in future compensation(1)	5.00%	5.00%
____________________________________
(1)    Applicable for U.S. unfunded, nonqualified plan.

    The weighted average discount rate used to determine the benefit obligation for the Company’s postretirement benefit plans for the years ended December 31, 2023 and 2022 was 6.7% and 6.6%, respectively.

    For the years ended December 31, 2023, 2022 and 2021, the Company used a globally consistent methodology to set the discount rate in the countries where its largest benefit obligations exist. In the United States, the United Kingdom and the Euro Zone, the Company constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of the Company’s benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the portfolio is constructed is consistent. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, in which high-quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy the Company’s U.S. pension plans’ projected benefit payments. Historically, the settlement approach was used for both the hourly and salaried plans and the ENPP. As a result of the termination of the Plan in 2023, the Company changed the discount rate methodology to align more closely with the expected termination liability of the Plan. The discount rate was derived using a "yield curve approach" consistent with the approach for the United Kingdom and Euro Zone as described below. The settlement approach used for the ENPP has not changed. In the United Kingdom and the Euro Zone, the discount rate is derived using a “yield curve approach,” in which an individual spot rate, or zero coupon bond yield, for each future annual period is developed to discount each future benefit payment and, thereby, determine the present value of all future payments. The Company uses a spot yield curve to determine the discount rate applicable in the United Kingdom to measure the U.K. pension plan’s service cost and interest cost. Under the settlement and yield curve approaches, the discount rate is set to equal the single discount rate that produces the same present value of all future payments.

    For measuring the expected U.S. postretirement benefit obligation at December 31, 2023, the Company assumed a 7.8% health care cost trend rate for 2024 decreasing to 5.0% by 2035. For measuring the expected U.S. postretirement benefit obligation at December 31, 2022, the Company assumed a 8.0% health care cost trend rate for 2023 decreasing to 5.0% by 2035. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2023, the Company assumed a 10.2% health care cost trend rate for 2024, decreasing to 4.5% by 2034. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2022, the Company assumed a 10.2% health care cost trend rate for 2023, decreasing to 4.5% by 2033.

    The Company currently estimates its minimum contributions and benefit payments to its U.S.-based underfunded defined benefit pension plans and unfunded ENPP for 2024 will aggregate approximately $5.0 million. The Company currently estimates its minimum contributions for underfunded plans and benefit payments for unfunded plans for 2024 to its non-U.S.-based defined benefit pension plans will aggregate approximately $24.4 million, of which approximately $13.9 million relates to its U.K. pension plan. The Company currently estimates its benefit payments for 2024 to its U.S.-based postretirement health

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

care and life insurance benefit plans will aggregate approximately $1.6 million and its benefit payments for 2024 to its Brazilian postretirement health care benefit plans will aggregate less than $0.1 million.

    During 2023, approximately $51.0 million of benefit payments were made related to the Company’s defined benefit pension plans and ENPP. At December 31, 2023, the aggregate expected benefit payments for the Company’s defined benefit pension plans and ENPP are as follows (in millions):

2024	$50.1
2025	46.8
2026	47.3
2027	47.6
2028	47.2
2029 through 2033	256.5
$495.5

    During 2023, approximately $1.8 million of benefit payments were made related to the Company’s U.S. and Brazilian postretirement benefit plans. At December 31, 2023, the aggregate expected benefit payments for the Company’s U.S. and Brazilian postretirement benefit plans are as follows (in millions):

2024	$1.7
2025	1.7
2026	1.7
2027	1.7
2028	1.8
2029 through 2033	8.6
$17.2

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investment Strategy and Concentration of Risk

    The weighted average asset allocation of the Company’s U.S. pension benefit plans as of December 31, 2023 and 2022 are as follows:

Asset Category	2023	2022
Equity securities	—%	10%
Fixed income securities	89%	79%
Other investments	11%	11%
Total	100%	100%

    The weighted average asset allocation of the Company’s U.K. pension benefit plans as of December 31, 2023 and 2022 are as follows:

Asset Category	2023	2022
Equity securities	11%	11%
Fixed income securities	82%	80%
Other investments	7%	9%
Total	100%	100%

    The Company categorizes its pension plan assets into one of three levels based on the assumptions used in valuing the asset. See Note 21 for a discussion of the fair value hierarchy as per the guidance in ASC 820, “Fair Value Measurements” (“ASC 820”). The Company’s valuation techniques are designed to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses the following valuation methodologies to measure the fair value of its pension plan assets:
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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The fair value of the Company’s pension assets as of December 31, 2023 is as follows (in millions):

	Total	Level 1	Level 2	Level 3
Equity securities:
Global equities	$55.8		$55.8	$—
Total equity securities	55.8	—	55.8	—
Fixed income:
Aggregate fixed income	437.1	437.1	—	—
Total fixed income share(1)	437.1	437.1	—	—
Alternative investments:
Private equity fund	2.2		—	2.2
Hedge funds measured at net asset value(4)	33.2	—	—	—
Total alternative investments(2)	35.4	—	—	2.2
Miscellaneous funds(3)	38.8	—	—	38.8
Cash and equivalents measured at net asset value(4)	4.9	—	—	—
Total assets	$572.0	$437.1	$55.8	$41.0
______________________________________
(1)    67% of “fixed income” securities are in government treasuries; 27% are in foreign securities; 4% are in investment-grade corporate bonds; 2% are in high-yield securities.
(2)    53% of “alternative investments” are in relative value funds; 24% are in long-short equity funds; 8% are in event-driven funds; 9% are in credit funds; and 6% are distributed in hedged and non-hedged funds.
(3)    “Miscellaneous funds” is comprised of insurance contracts in Finland, Norway and Switzerland.
(4)    Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

    The following is a reconciliation of Level 3 assets as of December 31, 2023 (in millions):

	Total	Alternative Investments	Miscellaneous Funds
Beginning balance as of December 31, 2022	$40.2	$2.4	$37.8
Actual return on plan assets:
(a) Relating to assets still held at reporting date	2.6	(0.2)	2.8
Purchases, sales and /or settlements	(3.0)	—	(3.0)
Foreign currency exchange rate changes	1.2	—	1.2
Ending balance as of December 31, 2023	$41.0	$2.2	$38.8

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The fair value of the Company’s pension assets as of December 31, 2022 is as follows (in millions):

	Total	Level 1	Level 2	Level 3
Equity securities:
Global equities	$50.1	$8.7	$41.4	$—
U.S. large cap equities	2.9	2.9	—	—
Total equity securities	53.0	11.6	41.4	—
Fixed income:
Aggregate fixed income	394.1	394.1	—	—
Total fixed income share(1)	394.1	394.1	—	—
Alternative investments:
Private equity fund	2.4	—	—	2.4
Hedge funds measured at net asset value(4)	32.2	—	—	—
Total alternative investments(2)	34.6	—	—	2.4
Miscellaneous funds(3)	37.8	—	—	37.8
Cash and equivalents measured at net asset value(4)	9.2	—	—	—
Total assets	$528.7	$405.7	$41.4	$40.2
______________________________________
(1)    57% of “fixed income” securities are in government treasuries; 21% are in foreign securities; 14% are in investment-grade corporate bonds; 7% are in high-yield securities and 1% are in other various fixed income securities.
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

	U.S. Pension Plans	Non-U.S. Pension Plans(1)
Overall investment strategies:(2)
Assets for the near-term benefit payments	80.0%	85.0%
Assets for longer-term growth	20.0%	15.0%
Total	100.0%	100.0%

Target allocations:
Equity securities	17.0%	10.0%
Fixed income securities	80.0%	85.0%
Alternative investments	3.0%	5.0%
Total	100.0%	100.0%
_______________________________________
(1)    The majority of the Company’s non-U.S. pension fund investments are related to the Company’s pension plan in the United Kingdom.
(2)    The overall U.S. and non-U.S. pension funds invest in a broad diversification of asset types.

    The Company has noted that over very long periods, this mix of investments would achieve an average return on its U.S.-based pension plans of approximately 5.80%. In arriving at the choice of an expected return assumption of 5.75% for its U.S. plans for the year ending December 31, 2024, the Company has tempered this historical indicator with lower expectations for returns and changes to investments in the future as well as the administrative costs of the plans. The Company has noted that over very long periods, this mix of investments would achieve an average return on its non-U.S. based pension plans of approximately 7.10%. In arriving at the choice of an expected return assumption of 5.75% for its U.K.-based plans for the year ending December 31, 2024, the Company has tempered this historical indicator with lower expectations for returns and changes to investments in the future as well as the administrative costs of the plans.

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

    The Company maintains separate defined contribution plans covering certain employees and executives, primarily in the United States, the United Kingdom and Brazil. Under the plans, the Company contributes a specified percentage of each eligible employee’s compensation. The Company contributed approximately $21.1 million, $17.9 million and $16.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

21.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    The Company categorizes its pension plan assets into one of the three levels of the fair value hierarchy. See Note 20 for a discussion of the valuation methods used to measure the fair value of the Company’s pension plan assets.

    The Company enters into foreign currency, commodity and interest rate swap contracts. The fair values of the Company’s derivative instruments are determined using discounted cash flow valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these discounted cash flow valuation models for derivative instruments include the applicable exchange rates, forward rates or interest rates. Such models used for option contracts also use implied volatility. See Note 14 for a discussion of the Company’s derivative instruments and hedging activities.

    Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 are summarized below (in millions):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$38.7	$—	$38.7
Derivative liabilities	—	14.0	—	14.0

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$40.9	$—	$40.9
Derivative liabilities	—	40.4	—	40.4

    The carrying amounts of long-term debt under the Company’s 1.002% EIB senior term loan due 2025, EIB senior term loan due 2029 and senior term loans due between 2023 and 2028 approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At December 31, 2023, the estimated fair value of the Company’s 0.800% senior notes due 2028, based on listed market values, was approximately €526.9 million (or approximately $583.1 million), compared to the carrying value of €600.0 million (or approximately $664.0 million). See Note 11 for additional information on the Company’s long-term debt.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

22.    COMMITMENTS AND CONTINGENCIES

    The future payments required under the Company’s significant commitments, excluding indebtedness, as of December 31, 2023 are as follows (in millions):

    Interest payments on indebtedness – The Company expects to make interest payments of approximately $56.1 million during the year ending December 31, 2024 related to indebtedness outstanding as of December 31, 2023. Indebtedness amounts reflect the principal amount of the Company’s EIB senior term loans, senior notes, credit facility and certain short-term borrowings, gross of any debt issuance costs. The projected amount of interest payments includes assumptions regarding the future fluctuations in interest rates, as well as borrowings under the Company’s revolving credit facility and other variable debt instruments. The projected amount does not include interest payments related to future indebtedness expected to finance the planned Trimble Ag joint venture. Refer to Note 11 of the Consolidated Financial Statements for additional information regarding indebtedness.

    Unconditional purchase obligations – As of December 31, 2023, the Company had approximately $263.7 million of outstanding purchase obligations payable during the year ending December 31, 2024. The Company's unconditional purchase obligations are primarily payable within 12 months.

    Other short-term and long-term obligations – As of December 31, 2023, the Company has approximately $9.9 million of income tax liabilities related to uncertain income tax provisions connected with ongoing income tax audits in various jurisdictions that it expects to pay or settle within the next 12 months. These liabilities and related income tax audits are subject to statutory expiration. Additionally, we had approximately $16.7 million of estimated future minimum contribution requirements under our U.S. and non-U.S. defined benefit pension and postretirement plans due during the year ending December 31, 2024. Refer to Notes 19 and 20 of the Consolidated Financial Statements for additional information regarding the Company’s uncertain tax positions and pension and postretirement plans, respectively. These obligations comprise a majority of the Company’s other short-term and long-term obligations.

Off-Balance Sheet Arrangements

Guarantees

    At December 31, 2023, the Company had outstanding guarantees issued to its Argentine finance joint venture, AGCO Capital Argentina S.A. (“AGCO Capital”) of approximately $42.2 million. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to AGCO Capital if end users default on such loans to the extent that, due to non-Credit Risk, the end users are not able, or not required, to pay their loans, or are required to pay in a different currency than the one agreed in their loan. The Company also has obligations to guarantee indebtedness owed to certain of its finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant. The Company believes the credit risk associated with these guarantees is not material.

    In addition, at December 31, 2023, the Company accrued approximately $13.8 million of outstanding guarantees of residual values that may be owed to its finance joint ventures in the United States and Canada upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantees is approximately $182.1 million.

Other

    At December 31, 2023, the Company had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $3,387.3 million. The outstanding contracts as of December 31, 2023 range in maturity through December 2024. The Company also had outstanding designated steel commodity contracts with a gross notional amount of approximately $2.5 million that range in maturity through June 2024.

    The Company sells a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. The Company also sells certain accounts receivable under factoring arrangements to financial institutions around the world. The Company accounts for the sale of such receivables as off-balance sheet transactions. Refer to Note 4 for discussion of the Company’s accounts receivable sales agreements.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contingencies

    During 2017, the Company purchased Precision Planting, which provides precision agricultural technology solutions. In 2018, Deere & Company (“Deere”) filed separate complaints in the U.S. District Court of Delaware against the Company and Precision Planting alleging that certain products of those entities infringed certain patents of Deere. The two complaints subsequently were consolidated into a single case, Case No. 1:18-cv-00827-CFC. In July 2022, the case was tried before a jury, which determined that the Company and Precision Planting had not infringed the Deere patents. Following customary post-trial procedures, the Court entered a judgement in the Company’s favor, and Deere appealed the judgment to the U.S. Court of Appeals for the Federal Circuit. The appeal is fully briefed and is awaiting oral arguments before the court. The Company has an indemnity right under the purchase agreement related to the acquisition of Precision Planting from its previous owner. Pursuant to that right, the previous owner of Precision Planting currently is responsible for the litigation costs associated with the complaint and is obligated to reimburse AGCO for some or all of the damages in the event of an adverse outcome in the litigation.

    The Company is a party to various other legal claims and actions incidental to its business. The Company believes that none of these claims or actions, either individually or in the aggregate, is material to its business or financial statements as a whole, including its results of operations and financial condition.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23.    LEASES

    Total lease assets and liabilities at December 31, 2023 and 2022 were as follows (in millions):

Lease Assets	Classification	As of December 31, 2023	As of December 31, 2022
Operating ROU assets	Right-of-use lease assets	$176.2	$163.9
Finance lease assets	Property, plant and equipment, net(1)	6.5	6.7
Total lease assets		$182.7	$170.6

Lease Liabilities	Classification	As of December 31, 2023	As of December 31, 2022
Current:
Operating	Accrued expenses	$45.4	$42.2
Finance	Other current liabilities	0.5	0.7

Noncurrent:
Operating	Operating lease liabilities	134.4	125.4
Finance	Other noncurrent liabilities	5.4	5.4
Total lease liabilities		$185.7	$173.7
____________________________________
(1) Finance lease assets are recorded net of accumulated depreciation of $3.1 million and $5.1 million as of December 31, 2023 and 2022, respectively.

    Total lease costs for 2023 and 2022 are set forth below (in millions):

	Classification	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease cost	Selling, general and administrative expenses	$57.2	$51.2
Variable lease cost	Selling, general and administrative expenses	2.3	1.7
Short-term lease cost	Selling, general and administrative expenses	24.1	17.5
Finance lease cost:
Amortization of lease assets	Depreciation expense(1)	0.7	1.0
Interest on lease liabilities	Interest expense, net	0.2	0.2
Total lease cost		$84.5	$71.6
____________________________________
(1) Depreciation expense was included in both cost of goods sold and selling, general and administrative expenses.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Lease payment amounts for operating and finance leases with remaining terms greater than one year as of December 31, 2023 were as follows (in millions):

	December 31, 2023
	Operating Leases	Finance Leases
2024	$52.8	$0.7
2025	43.0	0.6
2026	32.6	0.4
2027	19.7	0.3
2028	14.7	0.1
Thereafter	46.5	5.8
Total lease payments	209.3	7.9
Less: imputed interest(1)	(29.5)	(2.0)
Present value of lease liabilities	$179.8	$5.9
____________________________________
(1) Calculated using the implicit interest rate for each lease or the Company’s incremental borrowing rate, when implicit rate is not available

    Lease payment amounts for operating and finance leases with remaining terms greater than one year as of December 31, 2022 were as follows (in millions):

	December 31, 2022
	Operating Leases	Finance Leases
2023	$47.8	$0.8
2024	36.6	0.6
2025	27.0	0.4
2026	19.1	0.2
2027	13.4	0.2
Thereafter	51.2	6.0
Total lease payments	195.1	8.2
Less: imputed interest(1)	(27.5)	(2.1)
Present value of lease liabilities	$167.6	$6.1
____________________________________
(1) Calculated using the implicit interest rate for each lease or the Company’s incremental borrowing rate, when implicit rate is not available

    The following table summarizes the weighted-average remaining lease term and weighted-average discount rate:

	As of December 31, 2023	As of December 31, 2022
Weighted-average remaining lease term:
Operating leases	6 years	7 years
Finance leases	17 years	17 years

Weighted-average discount rate:
Operating leases	5.5%	4.7%
Finance leases	2.7%	2.7%

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table summarizes the supplemental cash flow information for 2023 and 2022 (in millions):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$57.0	$52.3
Operating cash flows from finance leases	0.1	0.2
Financing cash flows from finance leases	0.9	1.0

Leased assets obtained in exchange for lease obligations:
Operating leases	$54.8	$65.5
Finance leases	1.1	0.4

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

24.    REVENUE

Contract Liabilities

    Contract liabilities relate to the following: (1) unrecognized revenues where payment of consideration precedes the Company’s performance with respect to extended warranty and maintenance contracts and where the performance obligation is satisfied over time, (2) unrecognized revenues where payment of consideration precedes the Company’s performance with respect to certain grain storage and protein production systems and where the performance obligation is satisfied over time and (3) unrecognized revenues where payment of consideration precedes the Company’s performance with respect to precision technology services and where the performance obligation is satisfied over time.

    Significant changes in the balance of contract liabilities for the years ended December 31, 2023 and 2022 were as follows (in millions):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Balance at beginning of period	$239.0	$226.2
Advance consideration received	228.8	193.8
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(110.6)	(82.0)
Revenue recognized during the period related to grain storage and protein production systems	(53.7)	(85.2)
Foreign currency translation	7.2	(13.8)
Balance as of December 31	$310.7	$239.0

    The contract liabilities are classified as either "Accrued Expenses" or “Other current liabilities” and “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets. In 2023, the Company recognized approximately $132.2 million of revenue that was recorded as a contract liability at the beginning of 2023. In 2022, the Company recognized approximately $115.6 million of revenue that was recorded as a contract liability at the beginning of 2022.

Remaining Performance Obligations

    The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2023 are $113.5 million in 2024, $91.6 million in 2025, $53.1 million in 2026, $26.4 million in 2027 and $9.4 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Disaggregated Revenue

    Net sales for the year ended December 31, 2023 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
Primary geographical markets:
United States	$2,961.5	$—	$—	$—	$2,961.5
Canada	637.9	—	—	—	637.9
Germany	—	—	1,749.5	—	1,749.5
France	—	—	1,494.3	—	1,494.3
United Kingdom and Ireland	—	—	703.1	—	703.1
Finland and Scandinavia	—	—	837.3	—	837.3
Italy	—	—	457.1	—	457.1
Other Europe	—	—	1,871.5	—	1,871.5
Brazil	—	1,860.3	—	—	1,860.3
Other South America	—	358.1	—	—	358.1
Middle East and Algeria	—	—	427.7	—	427.7
Africa	—	—	—	144.3	144.3
Asia	—	—	—	362.7	362.7
Australia and New Zealand	—	—	—	378.0	378.0
Mexico, Central America and Caribbean	153.3	15.8	—	—	169.1
	$3,752.7	$2,234.2	$7,540.5	$885.0	$14,412.4

Major products:
Tractors	$1,402.3	$1,288.4	$5,532.9	$487.4	$8,711.0
Replacement parts	421.0	167.5	1,124.7	102.8	1,816.0
Grain storage and protein production systems	614.5	155.9	155.3	136.9	1,062.6
Combines, application equipment and other machinery	1,314.9	622.4	727.6	157.9	2,822.8
	$3,752.7	$2,234.2	$7,540.5	$885.0	$14,412.4

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

___________________________________
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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

25.    SEGMENT REPORTING

    The Company has four operating segments which are also its reportable segments which consist of the North America, South America, Europe/Middle East and Asia/Pacific/Africa regions. The Company’s reportable segments are geography based and distribute a full range of agricultural machinery and precision agriculture technology. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the years ended December 31, 2023, 2022 and 2021 based on the Company’s reportable segments are as follows (in millions):

Years Ended December 31,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Total Segments
2023
Net sales	$3,752.7	$2,234.2	$7,540.5	$885.0	$14,412.4
Income from operations	459.3	386.4	1,100.6	77.3	2,023.6
Depreciation	62.3	35.5	115.6	17.0	230.4
Assets	1,883.2	1,394.9	3,017.4	875.2	7,170.7
Capital expenditures	122.6	75.8	315.4	4.3	518.1
2022
Net sales	$3,175.1	$2,121.6	$6,447.3	$907.4	$12,651.4
Income from operations	278.8	373.9	784.1	116.9	1,553.7
Depreciation	60.5	29.4	104.7	14.9	209.5
Assets	1,790.3	1,259.8	2,475.6	650.5	6,176.2
Capital expenditures	119.6	54.4	207.4	6.9	388.3
2021
Net sales	$2,659.2	$1,307.7	$6,221.7	$949.7	$11,138.3
Income from operations	238.1	132.2	755.4	113.9	1,239.6
Depreciation	60.8	26.5	116.5	16.9	220.7
Assets	1,328.1	922.7	2,348.7	610.6	5,210.1
Capital expenditures	41.2	32.5	184.6	11.5	269.8

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	2023	2022	2021
Segment income from operations	$2,023.6	$1,553.7	$1,239.6
Corporate expenses	(204.9)	(153.4)	(135.2)
Amortization of intangibles	(57.7)	(60.1)	(61.1)
Stock compensation expense	(44.6)	(32.7)	(26.6)
Impairment charges	(4.1)	(36.0)	—
Restructuring expenses	(11.9)	(6.1)	(15.3)
Consolidated income from operations	$1,700.4	$1,265.4	$1,001.4

Segment assets	$7,170.7	$6,176.2	$5,210.1
Cash and cash equivalents	595.5	789.5	889.1
Investments in affiliates	512.7	436.9	413.5
Deferred tax assets, other current and noncurrent assets	1,500.1	1,025.9	996.4
Intangible assets, net	308.8	364.4	392.2
Goodwill	1,333.4	1,310.8	1,280.8
Consolidated total assets	$11,421.2	$10,103.7	$9,182.1

    Property, plant and equipment, right-of-use lease assets and amortizable intangible assets by country as of December 31, 2023 and 2022 was as follows (in millions):

	2023	2022
United States	$587.3	$571.0
Germany	587.7	475.8
Brazil	271.2	206.0
Finland	232.3	192.6
France	143.2	125.8
Italy	109.4	102.7
China	68.8	77.5
Denmark	66.2	71.4
Other	253.9	211.9
	$2,320.0	$2,034.7

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

Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2023, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

    Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Based on this assessment, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on the criteria referred to above.

    The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2023. KPMG LLP’s report on internal control over financial reporting is set forth below.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AGCO Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited AGCO Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Atlanta, Georgia
February 27, 2024

Item 9B.    Other Information

    During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

    Not applicable.

PART III
    The information called for by Items 10, 11, 12, 13 and 14, if any, will be contained in our Proxy Statement for the 2024 Annual Meeting of Stockholders, which we intend to file in March 2024.

Item 10        Directors, Executive Officers and Corporate Governance

    The information with respect to directors and committees required by this Item set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders in the sections entitled “Proposal Number 1 — Election of Directors” and “Board of Directors and Corporate Governance” is incorporated herein by reference. The information with respect to executive officers required by this Item set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders in the section entitled “Certain Officers” is incorporated herein by reference.

    See the information under the heading “Available Information” set forth in Part I of this Form 10-K. The code of conduct referenced therein applies to our principal executive officer, principal financial officer, principal accounting officer and the persons performing similar functions.

Item 11.        Executive Compensation

    The information with respect to executive compensation and its establishment required by this Item set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders in the sections entitled “Board of Directors and Corporate Governance,” “2023 CEO Pay Ratio,” “Certain Officers” and “Talent and Compensation Committee Report” is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Securities Authorized for Issuance Under Equity Compensation Plans

    AGCO maintains its Plan pursuant to which we may grant equity awards to eligible persons. For additional information, see Note 15, “Stock Compensation Plans,” in the Notes to Consolidated Financial Statements included in this filing. The following table gives information about equity awards under our Plan.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Awards Under the Plans	Weighted-Average Exercise Price of Outstanding Awards Under the Plans	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	841,679	$124.83	3,650,232
Equity compensation plans not approved by security holders	—	—	—
Total	841,679	$124.83	3,650,232

(b)Security Ownership of Certain Beneficial Owners and Management

    The information required by this Item set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders in the section entitled “Principal Holders of Common Stock” is incorporated herein by reference.

Item 13.        Certain Relationships and Related Party Transactions, and Director Independence

    The information required by this Item set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders in the section entitled “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

Item 14.        Principal Accounting Fees and Services

    The information required by this Item set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders in the sections entitled “Audit Committee Report” and “Board of Directors and Corporate Governance” is incorporated herein by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

(1) The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm for AGCO Corporation and its subsidiaries are presented under Item 8 of this Form 10-K.

    All schedules have been omitted because the required information is contained in Notes to the Consolidated Financial Statements or because such schedules are not required or are not applicable.

(2) The following exhibits are filed or incorporated by reference as part of this report. Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*). The exhibits below may not include all instruments defining the rights of holders of long-term debt where the debt does not exceed 10% of the Company’s total assets. The Company agrees to furnish copies of those instruments to the Commission upon request.

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
2.1	Sale and Contribution Agreement	Filed herewith
3.1	Certificate of Incorporation	June 30, 2002, Form 10-Q, Exhibit 3.1
3.2	Bylaws	October 31, 2022, Form 8-K, Exhibit 3.1
4.1	Description of Securities	March 1, 2021, Form 10-K, Exhibit 4.1
4.2	Indenture, dated as of October 6, 2021	October 7, 2021, Form 8-K, Exhibit 4.1
10.1	2006 Long-Term Incentive Plan*	September 30, 2017, Form 10-Q, Exhibit 10.5
10.2	2006 Form of Stock Appreciation Rights Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.4
10.3	2019 Form of Stock Appreciation Rights Agreement*	January 22, 2019, Form 8-K, Exhibit 10.2
10.4	2023 Form of Stock Appreciation Rights Agreement*	January 13, 2023, Form 8-K, Exhibit 10.3
10.5	2019 Form of Restricted Stock Units Agreement*	January 22, 2019, Form 8-K, Exhibit 10.1
10.6	2023 Form of Restricted Stock Units Agreement*	January 13, 2023, Form 8-K, Exhibit 10.2
10.7	2024 Form of Restricted Stock Units Agreement*	February 1, 2024 Form 8-K, Exhibit 10.1
10.8	2021 Form of Performance Share Agreement*	January 27, 2021, Form 8-K, Exhibit 10.1
10.9	2023 Form of Performance Share Agreement*	January 13, 2023, Form 8-K, Exhibit 10.1
10.10	2024 Form of Performance Share Agreement*	February 1, 2024 Form 8-K, Exhibit 10.2
10.11	Amended and Restated Executive Nonqualified Pension Plan*	April 12, 2021, Form 8-K, Exhibit 10.1
10.12	Annual Incentive Plan*	August 9, 2022, Form 10-Q, Exhibit 10.2
10.13	Executive Nonqualified Defined Contribution Plan*	December 31, 2015, Form 10-K, Exhibit 10.9
10.14	Amended and Restated Employment and Severance Agreement with Eric P. Hansotia*	February 25, 2022, Form 10-K, Exhibit 10.10
10.15	Employment and Severance Agreement with Damon J. Audia*	June 15, 2022, Form 8-K, Exhibit 10.1
10.16	Employment and Severance Agreement with Robert B. Crain*	December 31, 2017, Form 10-K, Exhibit 10.13
10.17	Employment and Severance Agreement with Torsten Dehner*	February 25, 2022, Form 10-K, Exhibit 10.13

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
10.18	Employment and Severance Agreement with Luis F.S. Felli*	Filed herewith
10.19	Credit Agreement dated as of June 27, 2022	August 9, 2022, Form 10-Q, Exhibit 10.1
10.20	Credit Agreement dated as of December 19, 2022	December 21, 2022, Form 8-K, Exhibit 10.1
10.21	Commitment Letter for Bridge Facility	September 29, 2023, Form 8-K, Exhibit 10.1
10.22	First Amendment to 2022 Credit Agreement dated as of December 12, 2023	Filed herewith
10.23	European Investment Bank Senior Term Loan dated as of September 29, 2023	November 8, 2023, Form 10-Q, Exhibit 10.2
10.24	European Investment Bank Senior Term Loan dated as of January 25, 2024	Filed herewith
10.25	Letter Agreement, dated November 5, 2015, between AGCO International GmbH and TAFE International LLC, Turkey and Tractors and Farm Equipment Limited	September 30, 2015, Form 10-Q, Exhibit 10.1
10.26	Amended and Restated Letter Agreement, dated April 24, 2019, between AGCO Corporation and Tractors and Farm Equipment Limited	March 31, 2019, Form 10-Q, Exhibit 10.1
10.27	Farm and Machinery Distributor Agreement, dated January 1, 2012, between AGCO International GmbH and Tractors and Farm Equipment Limited	September 4, 2014, Form 8-K, Exhibit 10.2
10.28	Letter Agreement, dated August 3, 2007, between AGCO Corporation and Tractors and Farm Equipment Limited	September 4, 2014, Form 8-K, Exhibit 10.3
10.29	Letter Agreement for Far East Markets, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.1
10.30	Letter Agreement for Mexico, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.2
10.31	Letter Agreement for Africa, dated October 10, 2009, between AGCO International GmbH and Tractors and Farm Equipment Limited	Filed herewith
10.32	Letter Agreement for Australia/New Zealand, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.3
10.33	Amendment to the Letter Agreement for Africa, dated July 24, 2017, between AGCO International GmbH and Tractors and Farm Equipment Limited	July 27, 2017, Form 8-K, Exhibit 10.4
10.34	Current Director Compensation*	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
24.1	Powers of Attorney	Filed herewith
31.1	Certification of Eric P. Hansotia	Filed herewith
31.2	Certification of Damon Audia	Filed herewith
32.1	Certification of Eric P. Hansotia and Damon Audia	Furnished herewith
97.1	Compensation Recovery Policy*	Filed herewith

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
101
The following audited financial information from this Annual Report on Form 10-K for the year ended December 31, 2023, are formatted in Inline XBRL:
(i) Consolidated Statements of Operations;
(ii) Consolidated Statements of Comprehensive Income;
(iii) Consolidated Balance Sheets;
(iv) Consolidated Statements of Stockholders’ Equity;
(v) Consolidated Statements of Cash Flows; and
(vi) Notes to Consolidated Financial Statements.
Filed herewith
104	Cover Page Interactive Data File - the cover page from this Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL	Filed herewith

Item 16.        Form 10-K Summary

    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGCO Corporation

		By:	/s/ Eric P. Hansotia
Eric P. Hansotia
Dated:	February 27, 2024		Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

	Signature	Title	Date
	/s/ Eric P. Hansotia	Chairman of the Board, President and Chief Executive Officer	February 27, 2024
Eric P. Hansotia
	/s/ Damon Audia	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2024
Damon Audia

	/s/ Michael C. Arnold	Director	February 27, 2024
Michael C. Arnold
	/s/ Sondra L. Barbour	Director	February 27, 2024
Sondra L. Barbour
	/s/ Suzanne P. Clark	Director	February 27, 2024
Suzanne P. Clark
	/s/ Bob De Lange	Director	February 27, 2024
Bob De Lange
	/s/ George E. Minnich	Director	February 27, 2024
George E. Minnich
	/s/ Niels Pörksen	Director	February 27, 2024
Niels Pörksen
	/s/ David Sagehorn	Director	February 27, 2024
David Sagehorn
	/s/ Mallika Srinivasan	Director	February 27, 2024
Mallika Srinivasan
	/s/ Matthew Tsien	Director	February 27, 2024
Matthew Tsien

*By:	/s/ Damon Audia		February 27, 2024
Damon Audia
Attorney-in-Fact

II-3