Form 10-Q
period 2024-03-31
AGCO CORP /DE
filed 2024-05-03
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 30, 2024, there were 74,619,501 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AGCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$2,455.8	$595.5
Accounts and notes receivable, net	1,542.2	1,605.3
Inventories, net	3,781.9	3,440.7
Other current assets	594.2	699.3
Total current assets	8,374.1	6,340.8
Property, plant and equipment, net	1,886.7	1,920.9
Right-of-use lease assets	175.0	176.2
Investments in affiliates	520.5	512.7
Deferred tax assets	489.8	481.6
Other assets	396.4	346.8
Intangible assets, net	291.6	308.8
Goodwill	1,325.8	1,333.4
Total assets	$13,459.9	$11,421.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings due within one year	$300.4	$15.0
Accounts payable	1,238.0	1,207.3
Accrued expenses	2,489.2	2,903.8
Other current liabilities	185.6	217.5
Total current liabilities	4,213.2	4,343.6
Long-term debt, less current portion and debt issuance costs	3,425.7	1,377.2
Operating lease liabilities	133.0	134.4
Pension and postretirement health care benefits	167.9	170.5
Deferred tax liabilities	119.5	122.6
Other noncurrent liabilities	645.4	616.1
Total liabilities	8,704.7	6,764.4
Commitments and contingencies (Note 16)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2024 and 2023	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 74,618,984 and 74,517,973 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	0.7	0.7
Additional paid-in capital	—	4.1
Retained earnings	6,505.9	6,360.0
Accumulated other comprehensive loss	(1,751.5)	(1,708.1)
Total AGCO Corporation stockholders’ equity	4,755.1	4,656.7
Noncontrolling interests	0.1	0.1
Total stockholders’ equity	4,755.2	4,656.8
Total liabilities and stockholders’ equity	$13,459.9	$11,421.2
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Net sales	$2,928.7	$3,333.5
Cost of goods sold	2,158.9	2,478.6
Gross profit	769.8	854.9
Operating expenses:
Selling, general and administrative expenses	350.4	331.8
Engineering expenses	130.9	119.6
Amortization of intangibles	13.9	14.8
Restructuring expenses	1.0	1.4
Income from operations	273.6	387.3
Interest expense, net	1.9	0.5
Other expense, net	50.8	50.4
Income before income taxes and equity in net earnings of affiliates	220.9	336.4
Income tax provision	69.1	120.2
Income before equity in net earnings of affiliates	151.8	216.2
Equity in net earnings of affiliates	16.2	16.4
Net income	168.0	232.6
Net loss attributable to noncontrolling interests	—	—
Net income attributable to AGCO Corporation and subsidiaries	$168.0	$232.6
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$2.25	$3.11
Diluted	$2.25	$3.10
Cash dividends declared and paid per common share	$0.29	$0.24
Weighted average number of common and common equivalent shares outstanding:
Basic	74.6	74.9
Diluted	74.7	75.0
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$168.0	$232.6
Other comprehensive (loss) income:
Foreign currency translation adjustments	(52.0)	44.4
Defined benefit pension plans, net of tax	1.7	1.8
Deferred gains and losses on derivatives, net of tax	6.9	0.5
Other comprehensive (loss) income	(43.4)	46.7
Comprehensive income	124.6	279.3
Comprehensive loss attributable to noncontrolling interests	—	—
Comprehensive income attributable to AGCO Corporation and subsidiaries	$124.6	$279.3

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$168.0	$232.6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	63.3	53.6
Amortization of intangibles	13.9	14.8
Stock compensation expense	8.4	14.0
Equity in net earnings of affiliates, net of cash received	(16.2)	(16.4)
Deferred income tax benefit	(7.3)	(3.9)
Other	17.7	2.4
Changes in operating assets and liabilities:
Accounts and notes receivable, net	24.1	(298.1)
Inventories, net	(420.1)	(402.6)
Other current and noncurrent assets	16.8	(69.9)
Accounts payable	74.2	39.2
Accrued expenses	(358.2)	(155.9)
Other current and noncurrent liabilities	45.4	33.1
Total adjustments	(538.0)	(789.7)
Net cash used in operating activities	(370.0)	(557.1)
Cash flows from investing activities:
Purchases of property, plant and equipment	(95.0)	(125.3)
Proceeds from sale of property, plant and equipment	0.2	0.1
Purchase of businesses, net of cash acquired	—	(0.9)
Investments in unconsolidated affiliates, net	—	(0.1)
Other	—	(2.6)
Net cash used in investing activities	(94.8)	(128.8)
Cash flows from financing activities:
Proceeds from indebtedness	2,380.6	501.7
Repayments of indebtedness	(0.4)	(4.4)
Payment of dividends to stockholders	(21.6)	(18.0)
Payment of minimum tax withholdings on stock compensation	(9.7)	(17.7)
Payment of debt issuance costs	(11.9)	—
Net cash provided by financing activities	2,337.0	461.6
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(11.9)	(6.5)
Increase (decrease) in cash, cash equivalents and restricted cash	1,860.3	(230.8)
Cash, cash equivalents and restricted cash, beginning of period	595.5	789.5
Cash, cash equivalents and restricted cash, end of period	$2,455.8	$558.7
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION

    The condensed consolidated financial statements of AGCO Corporation and its subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Results for interim periods are not necessarily indicative of the results for the year. Certain prior-period amounts have been reclassified in the accompanying condensed consolidated financial statements and notes thereto in order to conform to the current period presentation.

    The Company has a wholly-owned subsidiary in Turkey that distributes agricultural equipment and replacement parts. On the basis of available data related to inflation indices and as a result of the devaluation of the Turkish lira relative to the United States dollar, the Turkish economy was determined to be highly inflationary during 2022. A highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. For subsidiaries operating in highly inflationary economies, the United States dollar is the functional currency. Remeasurement adjustments for financial statements in highly inflationary economies and other transactional exchange gains and losses are reported in "Other expense, net" within the Company's Condensed Consolidated Statements of Operations. For the three months ended and as of March 31, 2024, the Company's wholly-owned subsidiary in Turkey had net sales of approximately $156.3 million and total assets of approximately 7.3 billion Turkish lira (or approximately $225.7 million). The monetary assets and liabilities denominated in the Turkish lira were approximately 6.5 billion Turkish lira (or approximately $201.5 million) and approximately 5.6 billion Turkish lira (or approximately $172.3 million), respectively, as of March 31, 2024. The monetary assets and liabilities were remeasured into United States dollar based on exchange rates as of March 31, 2024.

    The Company has a wholly-owned subsidiary in Argentina that assembles and distributes agricultural equipment and replacement parts. In recent years, the Argentine government has substantially limited the ability of companies to transfer funds out of Argentina. As a consequence of these limitations, the spread between the official government exchange rate and the exchange rates resulting from certain capital market operations, usually effected to obtain United States dollars, has broadened significantly. Argentina's economy was determined to be highly inflationary during 2018. In December 2023, the central bank of Argentina adjusted the official foreign currency exchange rate for the Argentine peso, significantly devaluing the currency relative to the United States dollar. For the three months ended and as of March 31, 2024, the Company's wholly-owned subsidiary in Argentina had net sales of approximately $44.2 million and total assets of approximately 220.8 billion pesos (or approximately $265.0 million). The monetary assets of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 82.1 billion pesos (or approximately $98.5 million), inclusive of approximately 33.4 billion pesos (or approximately $40.1 million) in cash and cash equivalents, as of March 31, 2024. The monetary liabilities of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 16.8 billion pesos (or approximately $20.2 million) as of March 31, 2024. The monetary assets and liabilities were remeasured into United States dollar based on exchange rates as of March 31, 2024. The Company's finance joint venture in Argentina, AGCO Capital Argentina S.A. ("AGCO Capital"), had net monetary assets denominated in pesos at the official government rate of approximately 11.8 billion (or approximately $14.1 million) as of March 31, 2024, of which a majority is cash and cash equivalents. All gains and losses resulting from AGCO Capital's remeasurement of its monetary assets and liabilities are reported as part of AGCO Capital's net income, our share of which is included in “Equity in net earnings of affiliates” within our Condensed Consolidated Statements of Operations.

New Accounting Pronouncements to be Adopted

    In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which expands annual and interim disclosure requirements and requires entities to disclose its significant segment expense categories and amounts for each reportable segment. The ASU is effective for public entities for fiscal years

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

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

2.     ACQUISITIONS

    On September 28, 2023, the Company entered into a Sale and Contribution Agreement among AGCO, Trimble Inc. (“Trimble”) and PTx Trimble, LLC (“PTx Trimble” or the "Joint Venture"), formerly known as Trimble Solutions, LLC, which was subsequently amended and restated on March 31, 2024. On April 1, 2024, pursuant to the terms of an Amended and Restated Sale and Contribution Agreement (the “Agreement”), AGCO and Trimble completed (i) the contribution by Trimble to the Joint Venture of Trimble’s OneAg business, which is Trimble’s agricultural business, excluding certain Global Navigation Satellite System and guidance technologies, and an amount of cash, (ii) the contribution by AGCO to the Joint Venture of its interest in JCA Industries, LLC d/b/a JCA Technologies and an amount of cash, and (iii) the purchase by AGCO from Trimble of membership interests in the Joint Venture in exchange for the payment by AGCO to Trimble of $1,954.0 million in cash, subject to customary working capital and other adjustments. Immediately following the closing and as a result of the transaction, AGCO directly and indirectly owns an 85% interest in the Joint Venture and Trimble owns a 15% interest in the Joint Venture. AGCO will consolidate PTx Trimble within its consolidated financial statements. The Company has not presented a purchase price allocation related to the fair values of assets acquired, liabilities assumed and noncontrolling interests because the initial accounting for the acquisition was incomplete as of the issuance date of the financial statements. The purchase price was funded using net proceeds from the issuance of Senior Notes due 2027 and 2034, a term loan facility and the remainder through other borrowings and cash on hand. Refer to Note 8 for further information.

3.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

    The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. For the three months ended March 31, 2024 and 2023, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $2.4 billion and $1.7 billion, respectively.

    Under the terms of the accounts receivable sales agreements in the U.S., Canada, Europe and Brazil, the Company pays an annual fee related to the servicing of the receivables sold. The Company also pays the respective AGCO Finance entities a subsidized interest payment with respect to the accounts receivable sales agreements, calculated based upon the interest rate charged by Rabobank to its affiliate, and such affiliate then lends to the AGCO Finance entities plus an agreed-upon margin. These fees are reflected within losses on the sales of receivables included within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements and determined that receivables sold under these agreements should be accounted for as off-balance sheet transactions.

    In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. For the three months ended March 31, 2024 and 2023, the cash received from these arrangements was approximately $213.3 million and $233.3 million, respectively. Under these arrangements, the Company is required to continue to service the sold receivables at market rates. The Company does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements and determined that receivables sold under these agreements should be accounted for as off-balance sheet transactions.

    Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $27.9 million and $28.5 million during the three months ended March 31, 2024 and 2023, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. As of March 31, 2024 and December 31, 2023, these finance joint ventures had approximately $218.6 million and $211.3 million, respectively, of outstanding accounts receivable associated with these arrangements.

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

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill during the three months ended March 31, 2024 are summarized as follows (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Balance as of December 31, 2023	$668.2	$93.5	$458.5	$113.2	$1,333.4
Acquisitions	—	—	8.7	—	8.7
Foreign currency translation	(0.9)	(3.0)	(10.0)	(2.4)	(16.3)
Balance as of March 31, 2024	$667.3	$90.5	$457.2	$110.8	$1,325.8

    Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1st each year.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Changes in the carrying amount of acquired intangible assets during the three months ended March 31, 2024 are summarized as follows (in millions):

Gross carrying amounts:	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Land Use Rights	Total
Balance as of December 31, 2023	$194.3	$580.7	$148.2	$6.3	$929.5
Foreign currency translation	(1.8)	(4.5)	(2.1)	(0.1)	(8.5)
Balance as of March 31, 2024	$192.5	$576.2	$146.1	$6.2	$921.0

Accumulated amortization:	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Land Use Rights	Total
Balance as of December 31, 2023	$114.5	$483.4	$113.3	$1.7	$712.9
Amortization expense	2.5	9.1	2.3	—	13.9
Foreign currency translation	(0.9)	(3.7)	(1.9)	(0.1)	(6.6)
Balance as of March 31, 2024	$116.1	$488.8	$113.7	$1.6	$720.2

Indefinite-lived intangible assets:	Trademarks and Trade Names
Balance as of December 31, 2023	$85.9
Foreign currency translation	(0.9)
Balance as of March 31, 2024	$85.0

    The Company amortizes certain acquired identifiable intangible assets primarily on a straight-line basis over their estimated useful lives, which range from four to 50 years. Amortization expense related to acquired intangible assets was $13.9 million and $14.8 million for the three months ended March 31, 2024 and 2023, respectively.

5.    INVENTORIES

    Inventories, net at March 31, 2024 and December 31, 2023 were as follows (in millions):

	March 31, 2024	December 31, 2023
Finished goods	$1,608.6	$1,460.7
Repair and replacement parts	831.9	823.1
Work in process	379.8	255.2
Raw materials	961.6	901.7
Inventories, net	$3,781.9	$3,440.7

    At March 31, 2024 and December 31, 2023, the Company had recorded $247.7 million and $238.9 million respectively, as a reserve for surplus and obsolete inventories. These reserves are reflected within "Inventories, net" within the Company's Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

6.    PRODUCT WARRANTY

    The warranty reserve activity for the three months ended March 31, 2024 and 2023, including deferred revenue associated with the Company's extended warranties that have been sold, was as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$800.8	$640.0
Accruals for warranties issued	92.1	89.7
Settlements made and deferred revenue recognized	(82.0)	(64.5)
Foreign currency translation	(17.8)	11.8
Balance at March 31	$793.1	$677.0

    The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. The Company's extended warranty period for the majority of products ranges from three to five years. Revenue is recognized for the extended warranty contracts on a straight-line basis, which the Company believes approximates the cost expected to be incurred in satisfying the obligations, over the extended warranty period. Approximately $661.9 million, $679.9 million and $572.1 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively. Approximately $131.2 million, $120.9 million and $104.9 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2024, December 31, 2023, and March 31, 2023, respectively.

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

7.    SUPPLIER FINANCE PROGRAMS

    The Company has supplier financing arrangements with certain banks or other intermediaries whereby a bank or intermediary purchases receivables held by the Company’s suppliers. Under the program, suppliers have the option to be paid by the bank or intermediary earlier than the payment due date. When the supplier receives an early payment, they receive discounted amounts, and the Company pays the bank or intermediary the face amount of the invoice on the payment due date. The Company does not reimburse suppliers for any costs incurred for participation in the program. The Company and its suppliers agree on the contractual terms, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the supplier finance programs. The suppliers’ voluntary inclusion in the supplier financing programs has no bearing on the Company’s payment terms. The Company has no economic interest in a supplier’s decision to participate in the programs, and the Company has no direct financial relationship with the banks or other intermediaries as it relates to the supplier finance programs. As of March 31, 2024, payment terms with the majority of the Company’s suppliers are generally 30 to 180 days, which correspond to the contractual terms, with rates that are based on market rates (such as SOFR) plus a credit spread. There are no assets pledged as security under the programs. As of March 31, 2024 and December 31, 2023, the amounts outstanding that remain unpaid to the banks or other intermediaries totaled $87.5 million and $82.7 million, respectively, and are reflected in “Accounts payable” in the Company’s Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

8.    INDEBTEDNESS

    Long-term debt consisted of the following at March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024	December 31, 2023
Credit facility, expires 2027	$580.0	$—
1.002% EIB Senior term loan due 2025	269.7	276.7
EIB Senior Term Loan due 2029	269.7	276.7
EIB Senior Term Loan due 2030	183.4	—
Senior term loans due between 2025 and 2028	158.0	162.1
0.800% Senior notes due 2028	647.2	664.0
5.450% Senior notes due 2027	400.0	—
5.800% Senior notes due 2034	700.0	—
Term Loan Facility borrowings	500.0	—
Other long-term debt	2.9	3.1
Debt issuance costs	(13.5)	(3.1)
	3,697.4	1,379.5

Less:
Current portion of other long-term debt	(2.0)	(2.3)
1.002% EIB Senior term loan due 2025	(269.7)	—
Total long-term indebtedness	$3,425.7	$1,377.2

Credit Facility and Term Loan Facility

    In December 2022, the Company, certain of its subsidiaries and Rabobank, and other named lenders entered into an amendment to its credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“Credit Facility”), which replaced the Company’s former $800.0 million multi-currency unsecured revolving credit facility. The amendment provided an additional $450.0 million in borrowing capacity. An initial borrowing under the credit facility was used to repay and retire a $240.0 million short-term multi-currency revolving credit facility with Rabobank that matured on March 31, 2023. The Credit Facility consists of a $325.0 million United States dollar tranche and a $925.0 million multi-currency tranche for loans denominated in United States dollars, Euros or other currencies to be agreed upon. The Credit Facility matures on December 19, 2027. Interest accrues on amounts outstanding for any borrowings denominated in United States dollars, at the Company’s option, at either (1) the Secured Overnight Financing Rate (“SOFR”) plus 0.1% plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating, or (2) the base rate, which is the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) Term SOFR for a one-month tenor plus 1.0%, plus a margin ranging from 0.000% to 0.875% based on the Company’s credit rating. Interest accrues on amounts outstanding for any borrowings denominated in Euros at the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating. As of March 31, 2024, the Company had $580.0 million in outstanding borrowings under the revolving credit facility and had the ability to borrow $670.0 million.

    In December 2023, the Company amended the Credit Facility to allow for incremental borrowings in the form of a delayed draw term loan facility in an aggregate principal amount of $250.0 million. In March 2024, the Company further amended the Credit Facility to increase this amount by $250.0 million, for an aggregate amount of $500.0 million ("Term Loan Facility"). The Company drew down the facility on March 28, 2024. Borrowings under the Term Loan Facility bear interest at the same rate and margin as the Credit Facility. The Term Loan Facility matures on December 19, 2027. As of March 31, 2024, the Company had $500.0 million outstanding under the Term Loan Facility.

Uncommitted Credit Facility

    In June 2022, the Company entered into an uncommitted revolving credit facility that allows the Company to borrow up to €100.0 million (or approximately $107.9 million as of March 31, 2024). The credit facility expires on December 31, 2026.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Any loans will bear interest at the EURIBOR plus a credit spread. As of March 31, 2024 and December 31, 2023, the Company had no outstanding borrowings under the revolving credit facility and had the ability to borrow €100.0 million (or approximately $107.9 million).

5.450% Senior Notes due 2027 and 5.800% Senior Notes due 2034

    On March 21, 2024, the Company issued (i) $400.0 million aggregate principal amount of 5.450% Senior Notes due 2027 (the “2027 Notes”) and (ii) $700.0 million aggregate principal amount of 5.800% Senior Notes due 2034 (the “2034 Notes”, and together with the 2027 Notes, the “Notes”). The Notes are unsecured and guaranteed on a senior unsecured basis by AGCO International Holdings B.V., AGCO International GmbH, Massey Ferguson Corp. and The GSI Group, LLC, direct and indirect subsidiaries of the Company (collectively, the “Guarantors”). The 2027 Notes mature on March 21, 2027, and interest is payable semi-annually, in arrears, at 5.450%. The 2034 Notes mature on March 21, 2034, and interest is payable semi-annually, in arrears, at 5.800%. The Notes contain covenants restricting among other things, the incurrence of certain secured indebtedness.

    Prior to February 21, 2027, in the case of the 2027 Notes, and December 21, 2033, in the case of the 2034 Notes, the Company may redeem the 2027 Notes and/or the 2034 Notes at its option, in whole or in part, at any time and from time to time, at the applicable “make-whole” redemption price (calculated as set forth in the the Senior Note Indenture and First Supplemental Indenture and applicable series of the Notes). On or after February 21, 2027, in the case of the 2027 Notes, and December 21, 2033, in the case of the 2034 Notes, the Company may redeem the 2027 Notes or the 2034 Notes, as the case may be, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

0.800% Senior Notes due 2028

    On October 6, 2021, the Company issued €600.0 million (or approximately $647.2 million as of March 31, 2024) of senior notes at an issue price of 99.993%. The notes mature on October 6, 2028, and interest is payable annually, in arrears, at 0.800%. The notes contain covenants restricting, among other things, the incurrence of certain secured indebtedness. The senior notes are subject to both optional and mandatory redemption in certain events.

1.002% European Investment Bank ("EIB") Senior Term Loan due 2025

    On January 25, 2019, the Company borrowed €250.0 million (or approximately $269.7 million as of March 31, 2024) from the EIB. The loan matures on January 24, 2025. The Company is permitted to prepay the loan before its maturity date. Interest is payable on the loan at 1.002% per annum, payable semi-annually in arrears.

EIB Senior Term Loans due 2029 and 2030

    On September 29, 2023, the Company entered into a multi-currency Finance Contract with the EIB permitting the Company to borrow up to €250.0 million to fund up to 50% of certain investments in research, development and innovation primarily in Germany, France and Finland during the period from 2023 through 2026. On October 26, 2023, the Company borrowed €250.0 million (or approximately $269.7 million as of March 31, 2024) under the arrangement. The loan matures on October 26, 2029. The loan generally can be prepaid at any time upon the election of the Company and must be prepaid upon the occurrence of certain events. Interest is payable on the term loan at 3.980% per annum, payable semi-annually in arrears. The Company also has to fulfill financial covenants with respect to a net leverage ratio and an interest coverage ratio.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    On January 25, 2024, the Company entered into an additional multi-currency Finance Contract with the EIB permitting the Company to borrow up to €170.0 million, for which the proceeds will be used in a similar manner as described for the EIB Senior Term Loan due 2029 above. On February 15, 2024, the Company borrowed €170.0 million (or approximately $183.4 million as of March 31, 2024) under the arrangement. The loan matures on February 15, 2030. The loan generally can be prepaid at any time upon the election of the Company and must be prepaid upon the occurrence of certain events. Interest is payable on the term loan at 3.416% per annum, payable semi-annually in arrears. The Company also has to fulfill financial covenants with respect to a net leverage ratio and an interest coverage ratio.

Senior Term Loans Due Between 2025 and 2028

    In October 2016, the Company borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements, and in August 2018, the Company borrowed an additional aggregate amount of €338.0 million through a group of another seven related term loan agreements. Of the 2016 term loans, the Company repaid an aggregate amount of €322.5 million in October 2019, October 2021, April 2022 and October 2023. Of the 2018 senior term loans, the Company repaid an aggregate amount of €244.0 million in August 2021, February 2022 and August 2023.

    In aggregate, as of March 31, 2024, the Company had indebtedness of €146.5 million (or approximately $158.0 million as of March 31, 2024) through a group of four remaining related term loan agreements. The provisions of the term loan agreements are substantially identical, with the exception of interest rate terms and maturities. As of March 31, 2024, for the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 1.67% to 2.26% and maturity dates between August 2025 and August 2028. For the term loan with a floating interest rate, interest is payable in arrears on a semi-annual basis, with an interest rate based on the EURIBOR plus a margin of 1.10% and a maturity date of August 2025.

Bridge Facility

    As discussed in Note 2, on September 28, 2023, the Company entered into a bridge facility commitment letter with Morgan Stanley pursuant to which Morgan Stanley committed to provide a $2.0 billion senior unsecured 364-day bridge facility (the "Bridge Facility"). The availability under the Bridge Facility was reduced to zero by certain permanent financing transactions including the net proceeds from the issuance of the Notes, the Company's entry into the Term Loan Facility and by amounts based on the Company's cash flow, and the Company terminated the Bridge Facility on March 25, 2024.

Other Short-Term Borrowings

    As of March 31, 2024 and December 31, 2023, the Company had short-term borrowings due within one year, excluding the current portion of long-term debt, of approximately $28.7 million and $12.7 million, respectively.

Standby Letters of Credit and Similar Instruments

    The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At March 31, 2024 and December 31, 2023, outstanding letters of credit totaled approximately $14.7 million and $14.7 million, respectively.

9.    RECOVERABLE INDIRECT TAXES

    The Company’s Brazilian operations incur value added taxes (“VAT”) on certain purchases of raw materials, components and services. These taxes are accumulated as tax credits and create assets that are reduced by the VAT collected from the Company’s sales in the Brazilian market. The Company regularly assesses the recoverability of these tax credits and establishes reserves when necessary against them, through analyses that include, amongst others, the history of realization, the transfer of tax credits to third parties as authorized by the government, anticipated changes in the supply chain and the future expectation of tax debits from the Company’s ongoing operations. The Company believes that these tax credits, net of established reserves, are realizable. The Company had recorded approximately $93.9 million and $93.5 million, respectively, of VAT tax credits, net of reserves, as of March 31, 2024 and December 31, 2023.

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

    The Company designates certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was approximately $494.5 million and $262.2 million as of March 31, 2024 and December 31, 2023, respectively.

Steel Commodity Contracts

    The Company designates certain steel commodity contracts as cash flow hedges of expected future purchases of steel. The total notional value of derivatives that were designated as cash flow hedges was approximately $1.6 million and $2.5 million as of March 31, 2024 and December 31, 2023, respectively.

Interest Rate Risk

    The Company entered into treasury rate locks in early March 2024 to fix the interest rate for the 2034 Notes issued on March 21, 2024. The derivative position settled on March 28, 2024 with a cash settlement that offset changes in the benchmark treasury rate between the execution of the treasury rate lock and the debt pricing date for the 2034 Notes. This treasury rate lock was designated as a cash flow hedge and the gain at termination of $8.2 million was recognized in accumulated other comprehensive loss. The amount recognized in accumulated other comprehensive loss is reclassified to interest expense as interest payments are made on the 2034 Notes through the maturity date.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following tables summarize the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and net income during the three months ended March 31, 2024 and 2023 (in millions):

		Recognized in Net Income
Three Months Ended March 31,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2024
Foreign currency contracts(1)	$(1.2)	Cost of goods sold	$(2.3)	$2,158.9
Commodity contracts(2)	(0.3)	Cost of goods sold	—	$2,158.9
Treasury rate locks	6.1	Interest expense, net	—	$1.9
Total	$4.6		$(2.3)
2023
Foreign currency contracts	$(1.9)	Cost of goods sold	$(1.8)	$2,478.6
Commodity contracts	0.9	Cost of goods sold	0.3	$2,478.6
Total	$(1.0)		$(1.5)

____________________________________
(1) The outstanding contracts as of March 31, 2024 range in maturity through December 2024.
(2) The outstanding contracts as of March 31, 2024 range in maturity through June 2024.

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended March 31, 2024 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated derivative net losses as of December 31, 2023	$(1.3)	$(0.5)	$(0.8)
Net changes in fair value of derivatives	6.8	2.2	4.6
Net losses reclassified from accumulated other comprehensive loss into income	2.6	0.3	2.3
Accumulated derivative net gains as of March 31, 2024	$8.1	$2.0	$6.1

    As of March 31, 2024, approximately $0.6 million and $0.1 million of derivative realized net losses, before taxes, remain in accumulated other comprehensive loss related to foreign currency contracts and commodity contracts, respectively, associated with inventory that had not yet been sold.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    On January 29, 2021, the Company entered into a cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap has an expiration date of January 29, 2028. At maturity of the cross currency swap contract, the Company will deliver the notional amount of approximately €247.9 million (or approximately $267.4 million as of March 31, 2024) and will receive $300.0 million from the counterparties. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until the maturity of the cross currency swap.

    During the three months ended March 31, 2023, the Company designated €150.0 million of its multi-currency revolving credit facility maturing December 2027 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. This portion of the multi-currency revolving credit facility was repaid in December 2023. The Company recognized the change in fair value of the foreign currency denominated debt designated as a net investment hedge, a gain of $0.9 million, net of tax, in accumulated other comprehensive loss during the three months ended March 31, 2023.

    The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	March 31, 2024	December 31, 2023
Cross currency swap contract	$300.0	$300.0

    The following table summarizes the changes in the fair value of the cross currency swap contract designated as a net investment hedge during the three months ended March 31, 2024 and 2023 (in millions):

	Cross currency swap contract
	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Three Months Ended
	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
March 31, 2024	$4.7	$1.2	$3.5
March 31, 2023	(1.0)	(0.2)	(0.8)

Derivative Transactions Not Designated as Hedging Instruments

    The Company enters into foreign currency contracts to economically hedge a portion of its receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts are classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of March 31, 2024 and December 31, 2023, the Company had outstanding foreign currency contracts with a notional amount of approximately $2,545.2 million and $3,125.1 million, respectively.

    The following table summarizes the results on net income of derivatives not designated as hedging instruments (in millions):

		Gain (Loss) Recognized in Net Income for the Three Months Ended
	Classification of Gain (Loss)	March 31, 2024	March 31, 2023
Foreign currency contracts	Other expense, net	$(8.3)	$11.2

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The table below sets forth the fair value of derivative instruments as of March 31, 2024 (in millions):

	Asset Derivatives as of March 31, 2024		Liability Derivatives as of March 31, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$3.6	Other current liabilities	$2.8
Commodity contracts	Other current assets	—	Other current liabilities	0.2
Cross currency swap contract	Other noncurrent assets	25.0	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts(1)	Other current assets	2.4	Other current liabilities	4.8
Total derivative instruments		$31.0		$7.8
__________________________________
(1) The outstanding contracts as of March 31, 2024 range in maturity through August 2024.

    The table below sets forth the fair value of derivative instruments as of December 31, 2023 (in millions):

	Asset Derivatives as of December 31, 2023		Liability Derivatives as of December 31, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.3	Other current liabilities	$1.2
Commodity contracts	Other current assets	—	Other current liabilities	—
Cross currency swap contract	Other noncurrent assets	20.3	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts(1)	Other current assets	17.1	Other current liabilities	12.8
Total derivative instruments		$38.7		$14.0
___________________________________
(1) The outstanding contracts as of December 31, 2023 range in maturity through February 2024.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

11.    STOCKHOLDERS’ EQUITY

    The following tables set forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three months ended March 31, 2024 and 2023 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2023	$0.7	$4.1	$6,360.0	$(1,708.1)	$0.1	$4,656.8
Stock compensation	—	8.4	—	—	—	8.4
Issuance of stock awards	—	(12.4)	(0.5)	—	—	(12.9)
SSARs exercised	—	(0.1)	—	—	—	(0.1)
Comprehensive income:
Net income	—	—	168.0	—	—	168.0
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	—	(52.0)	—	(52.0)
Defined benefit pension plans, net of tax	—	—	—	1.7	—	1.7
Deferred gains and losses on derivatives, net of tax	—	—	—	6.9	—	6.9
Payment of dividends to stockholders	—	—	(21.6)	—	—	(21.6)
Balance, March 31, 2024	$0.7	$—	$6,505.9	$(1,751.5)	$0.1	$4,755.2

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2022	$0.7	$30.2	$5,654.6	$(1,803.1)	$0.2	$3,882.6
Stock compensation	—	14.0	—	—	—	14.0
Issuance of stock awards	—	(18.4)	—	—	—	(18.4)
SSARs exercised	—	(1.1)	—	—	—	(1.1)
Comprehensive income:
Net income	—	—	232.6	—	—	232.6
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	44.4	—	44.4
Defined benefit pension plans, net of tax	—	—	—	1.8	—	1.8
Deferred gains and losses on derivatives, net of tax	—	—	—	0.5	—	0.5
Payment of dividends to stockholders	—	—	(18.0)	—	—	(18.0)
Adoption of ASU 2016-13 by finance joint ventures	—	—	(5.5)	—	—	(5.5)
Balance, March 31, 2023	$0.7	$24.7	$5,863.7	$(1,756.4)	$0.2	$4,132.9

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The Company had no comprehensive loss attributable to noncontrolling interests recorded for the three months ended March 31, 2024 and 2023.

    The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the three months ended March 31, 2024 (in millions):

	Defined Benefit Pension Plans	Deferred Net (Losses) Gains on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2023	$(238.6)	$(0.8)	$(1,468.7)	$(1,708.1)
Other comprehensive income (loss) before reclassifications	—	4.6	(52.0)	(47.4)
Net losses reclassified from accumulated other comprehensive loss	1.7	2.3	—	4.0
Other comprehensive income (loss)	1.7	6.9	(52.0)	(43.4)
Accumulated other comprehensive loss, March 31, 2024	$(236.9)	$6.1	$(1,520.7)	$(1,751.5)

    The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three months ended March 31, 2024 and 2023 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31, 2024(1)	Three Months Ended March 31, 2023(1)
Derivatives:
Net losses on foreign currency contracts	$2.6	$2.2	Cost of goods sold
Net gains on commodity contracts	—	(0.4)	Cost of goods sold
Reclassification before tax	2.6	1.8
Income tax benefit	(0.3)	(0.3)	Income tax provision
Reclassification net of tax	$2.3	$1.5

Defined benefit pension plans:
Amortization of net actuarial losses	$2.2	$2.0	Other expense, net(2)
Amortization of prior service cost	0.4	0.4	Other expense, net(2)
Reclassification before tax	2.6	2.4
Income tax benefit	(0.9)	(0.6)	Income tax provision
Reclassification net of tax	$1.7	$1.8

Net losses reclassified from accumulated other comprehensive loss	$4.0	$3.3
__________________________________
(1) Losses included within the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, respectively.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 14 for additional information.

Share Repurchase Program

    In November 2023, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase $53.0 million of shares of its common stock. The Company received approximately 371,669 shares associated with this transaction as of December 31, 2023. In January 2024, the Company received an additional 82,883 shares upon final settlement of its November 2023 ASR agreement. All shares received under the ASR agreement were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets. During the three months

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

ended March 31, 2024, the Company did not purchase any shares directly or enter into any accelerated share repurchase agreements.

    As of March 31, 2024, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $57.0 million, which has no expiration date.

Dividends

    During the three months ended March 31, 2024 and March 31, 2023, the Company declared and paid cash dividends of $0.29 and $0.24 per common share, respectively. On April 25, 2024, the Company's Board of Directors declared a regular quarterly dividend of $0.29 per common share to be paid on June 14, 2024, to all stockholders of record as of the close of business on May 15, 2024. In addition, on April 25, 2024, the Company's Board of Directors declared a special variable dividend of $2.50 per common share that will be paid on June 20, 2024, to all stockholders of record as of the close of business on May 20, 2024.

12.    NET INCOME PER COMMON SHARE

    Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per common share assumes the exercise of outstanding stock-settled stock appreciation rights ("SSARs") and the vesting of restricted stock unit awards ("RSUs") using the treasury stock method when there is no other circumstance other than the passage of time under which they would not be issued, and the effects of such assumptions are dilutive.

    A reconciliation of net income attributable to AGCO Corporation and subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three months ended March 31, 2024 and 2023 is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2024	2023
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$168.0	$232.6
Weighted average number of common shares outstanding	74.6	74.9
Basic net income per share attributable to AGCO Corporation and subsidiaries	$2.25	$3.11
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$168.0	$232.6
Weighted average number of common shares outstanding	74.6	74.9
Dilutive SSARs and RSUs	0.1	0.1
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	74.7	75.0
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$2.25	$3.10

13.    INCOME TAXES

    At March 31, 2024 and December 31, 2023, the Company had approximately $369.7 million and $351.2 million, respectively, of gross unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. Gross unrecognized income tax benefits as of March 31, 2024 and December 31, 2023 exclude certain indirect favorable effects that relate to other tax jurisdictions of approximately $115.8 million and $103.9 million, respectively. In addition, the gross unrecognized income tax benefits as of March 31, 2024 and December 31, 2023 exclude certain deposits made in a foreign jurisdiction of approximately $26.2 million, net of $19.3 million refunds received, and $26.9 million, net of $19.7 million refunds received, respectively, associated with an ongoing audit.

    At March 31, 2024 and December 31, 2023, the Company had approximately $11.2 million and $9.9 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months, reflected in “Other current liabilities” in the

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Company’s Condensed Consolidated Balance Sheets. At March 31, 2024 and December 31, 2023, the Company had approximately $361.2 million and $344.2 million, respectively, of accrued taxes reflected in “Other noncurrent liabilities”, and approximately $2.7 million and $2.9 million, respectively, of deferred tax assets related to uncertain tax positions that it expects to settle or pay beyond 12 months, reflected in “Deferred tax assets” in the Company’s Condensed Consolidated Balance Sheets. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At March 31, 2024 and December 31, 2023, the Company had accrued interest and penalties related to unrecognized tax benefits of approximately $28.8 million and $27.9 million, respectively. Generally, tax years 2019 through 2023 remain open to examination by taxing authorities in the United States and certain other foreign tax jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in the United States and in various state, local and foreign jurisdictions. As of March 31, 2024, a number of income tax examinations in foreign jurisdictions are ongoing.

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

    In 2008 and 2012, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2023 would have been approximately 131.5 million Brazilian reais (or approximately $27.1 million) and subject to significant interest and penalties. In the first quarter of 2023, the Brazilian government issued a “Litigation Zero” tax amnesty program, whereby cases being disputed at the administrative court level of review for a period of more than ten years could be considered for amnesty. Enrollment in the amnesty program was not considered an admission of guilt and allowed for outstanding contested cases to be settled at a significant monetary discount. The Company contested the disallowance and had been historically advised by its legal and tax advisors that its position was allowable under the tax laws of Brazil. After weighing various impacts involved with enrollment, including the avoidance of potential interest, penalties and legal costs, the Company enrolled in the program in the quarter ended March 31, 2023. The Company recorded approximately 182.6 million Brazilian reais (or approximately $34.8 million) within “Income tax provision” net of associated U.S. income tax credits of approximately $8.4 million and completed its installment payments related to its enrollment in the program during the year ended December 31, 2023.

14.    PENSION AND POSTRETIREMENT BENEFIT PLANS

    Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three months ended March 31, 2024 and 2023 are set forth below (in millions):

	Three Months Ended March 31,
Pension benefits	2024	2023
Service cost	$2.1	$2.4
Interest cost	7.0	7.2
Expected return on plan assets	(7.7)	(7.2)
Amortization of net actuarial losses	2.2	2.0
Amortization of prior service cost	0.3	0.3
Net periodic pension cost	$3.9	$4.7

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Three Months Ended March 31,
Postretirement benefits	2024	2023
Service cost	$0.1	$—
Interest cost	0.4	0.3
Amortization of prior service cost	0.1	0.1
Net periodic postretirement benefit cost	$0.6	$0.4

    The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2024, the Company made approximately $10.8 million of contributions to its defined pension benefit plans. The Company currently estimates its minimum contributions for 2024 to its defined pension benefit plans will aggregate approximately $29.2 million.

    During the three months ended March 31, 2024, the Company made approximately $0.4 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.7 million of contributions to its postretirement health care and life insurance benefit plans during 2024.

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

    The Company enters into foreign currency, commodity and interest rate swap contracts. The fair values of the Company’s derivative instruments are determined using discounted cash flow valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these discounted cash flow valuation models for derivative instruments include the applicable exchange rates, forward rates or interest rates. Such models used for option contracts also use implied volatility. See Note 10 for additional information on the Company’s derivative instruments and hedging activities.

    Assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are summarized below (in millions):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$31.0	$—	$31.0
Derivative liabilities	—	7.8	—	7.8

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$38.7	$—	$38.7
Derivative liabilities	—	14.0	—	14.0

    The carrying amounts of long-term debt under the Company’s 1.002% EIB senior term loan due 2025, EIB senior term loans due 2029 and 2030 and senior term loans due between 2025 and 2028 approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At March 31, 2024, the estimated fair value of the Company's 0.800% senior notes due 2028, based on listed market values, was approximately €529.1 million (or approximately $570.7 million), compared to the carrying value of €600.0 million (or approximately $647.2 million). At March 31, 2024, the estimated fair value of the Company's 5.450% senior notes due 2027, based on listed market values, was approximately $402.0 million, compared to the carrying value of $400.0 million. At March 31, 2024, the estimated fair value of the Company's 5.800% senior notes due 2034, based on listed market values, was approximately $708.4 million, compared to the carrying value of $700.0 million. See Note 8 for additional information on the Company’s long-term debt.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

16.    COMMITMENTS AND CONTINGENCIES

Leases

    Lease payment amounts for operating and finance leases with remaining terms greater than one year as of March 31, 2024 and December 31, 2023 were as follows (in millions):

	March 31, 2024		December 31, 2023
	Operating Leases(1)	Finance Leases	Operating Leases(1)	Finance Leases
2024	$41.5	$0.5	$52.8	$0.7
2025	47.0	0.6	43.0	0.6
2026	36.1	0.4	32.6	0.4
2027	22.3	0.4	19.7	0.3
2028	16.2	0.2	14.7	0.1
Thereafter	47.1	5.8	46.5	5.8
Total lease payments	210.2	7.9	209.3	7.9
Less: imputed interest(2)	(31.3)	(2.1)	(29.5)	(2.0)
Present value of leased liabilities	$178.9	$5.8	$179.8	$5.9
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

Off-Balance Sheet Arrangements

Guarantees

    At March 31, 2024, the Company had outstanding guarantees issued to its Argentine finance joint venture, AGCO Capital Argentina S.A. (“AGCO Capital”), of approximately $43.6 million. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to AGCO Capital if end users default on such loans to the extent that, due to non-Credit Risk, the end users are not able, or not required, to pay their loans, or are required to pay in a different currency than the one agreed in their loan. The Company also has obligations to guarantee indebtedness owed to certain of its finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant, and the guarantees are not material. The Company believes the credit risk associated with these guarantees is not material.

    In addition, at March 31, 2024, the Company had accrued approximately $12.6 million of outstanding guarantees of residual values that may be owed to its finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under these guarantees is approximately $180.1 million.

Other

    At March 31, 2024, the Company had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $3,039.7 million. The outstanding contracts as of March 31, 2024 range in maturity through December 2024. The Company also had outstanding designated steel commodity contracts with a gross notional amount of approximately $1.6 million that range in maturity through June 2024.

    The Company sells a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. The Company also sells certain accounts receivable under factoring arrangements to financial institutions around the world. The Company accounts for the sale of such receivables as off-balance sheet transactions. Refer to Note 3 for discussion of the Company’s accounts receivable sales agreements.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

    Significant changes in the balance of contract liabilities for the three months ended March 31, 2024 and 2023 were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$310.7	$239.0
Advance consideration received	52.5	58.5
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(32.2)	(24.9)
Revenue recognized during the period related to grain storage and protein production systems	(4.7)	(16.0)
Foreign currency translation	(4.8)	3.0
Balance at March 31	$321.5	$259.6

    The contract liabilities are classified as either “Accrued expenses” or “Other current liabilities” and “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets. During the three months ended March 31, 2024, the Company recognized approximately $33.2 million of revenue that was recorded as a contract liability at the beginning of 2024. During the three months ended March 31, 2023, the Company recognized approximately $35.7 million of revenue that was recorded as a contract liability at the beginning of 2023.

Remaining Performance Obligations

    The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2024 are $91.3 million for the remainder of 2024, $101.9 million in 2025, $63.2 million in 2026, $32.6 million in 2027 and $14.7 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Disaggregated Revenue

    Net sales for the three months ended March 31, 2024 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$598.8	$—	$—	$—	$598.8
Canada	99.9	—	—	—	99.9
Brazil	—	229.6	—	—	229.6
Other South America	—	71.2	—	—	71.2
Germany	—	—	511.3	—	511.3
France	—	—	324.9	—	324.9
United Kingdom and Ireland	—	—	138.4	—	138.4
Finland and Scandinavia	—	—	163.1	—	163.1
Italy	—	—	69.3	—	69.3
Other Europe	—	—	360.6	—	360.6
Middle East and Algeria	—	—	161.4	—	161.4
Africa	—	—	—	23.4	23.4
Asia	—	—	—	74.6	74.6
Australia and New Zealand	—	—	—	68.7	68.7
Mexico, Central America and Caribbean	30.9	2.6	—	—	33.5
	$729.6	$303.4	$1,729.0	$166.7	$2,928.7

Major products:
Tractors	$252.7	$172.9	$1,260.7	$90.9	$1,777.2
Replacement parts	94.0	39.1	277.7	22.9	433.7
Grain storage and protein production systems	128.5	30.4	22.1	24.2	205.2
Combines, application equipment and other machinery	254.4	61.0	168.5	28.7	512.6
	$729.6	$303.4	$1,729.0	$166.7	$2,928.7

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the three months ended March 31, 2023 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America(1)	Europe/Middle East(1)	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$760.1	$—	$—	$—	$760.1
Canada	127.9	—	—	—	127.9
Brazil	—	425.4	—	—	425.4
Other South America	—	73.7	—	—	73.7
Germany	—	—	395.4	—	395.4
France	—	—	301.4	—	301.4
United Kingdom and Ireland	—	—	174.9	—	174.9
Finland and Scandinavia	—	—	180.0	—	180.0
Italy	—	—	92.2	—	92.2
Other Europe	—	—	444.3	—	444.3
Middle East and Algeria	—	—	115.6	—	115.6
Africa	—	—	—	30.4	30.4
Asia	—	—	—	86.7	86.7
Australia and New Zealand	—	—	—	85.7	85.7
Mexico, Central America and Caribbean	35.1	4.7	—	—	39.8
	$923.1	$503.8	$1,703.8	$202.8	$3,333.5

Major products:
Tractors	$312.1	$283.0	$1,205.7	$107.2	$1,908.0
Replacement parts	101.8	43.4	283.2	27.3	455.7
Grain storage and protein production systems	147.1	40.7	34.1	34.0	255.9
Combines, application equipment and other machinery	362.1	136.8	180.7	34.3	713.9
	$923.1	$503.8	$1,703.8	$202.8	$3,333.5
____________________________________
(1) Rounding may impact the summation of amounts.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

18.    SEGMENT REPORTING

    The Company has four operating segments that are also its reportable segments, which consist of the North America, South America, Europe/Middle East and Asia/Pacific/Africa regions. The Company’s reportable segments are geography based and distribute a full range of agricultural machinery and precision agriculture technology. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are generally charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 2024 and 2023 and assets as of March 31, 2024 and December 31, 2023 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended March 31,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Total Segments
2024
Net sales	$729.6	$303.4	$1,729.0	$166.7	$2,928.7
Income from operations	42.4	16.2	282.9	8.0	349.5
Depreciation	17.2	9.4	32.6	4.1	63.3
Capital expenditures	17.6	15.3	61.4	0.7	95.0
2023
Net sales	$923.1	$503.8	$1,703.8	$202.8	$3,333.5
Income from operations	102.1	99.5	239.4	18.1	459.1
Depreciation	14.9	7.8	26.8	4.1	53.6
Capital expenditures	37.3	20.3	67.0	0.7	125.3

Assets
As of March 31, 2024	$1,946.7	$1,369.7	$3,214.7	$868.9	$7,400.0
As of December 31, 2023	1,883.2	1,394.9	3,017.4	875.2	7,170.7

    A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended March 31,
	2024	2023
Segment income from operations	$349.5	$459.1
Corporate expenses	(53.0)	(42.1)
Amortization of intangibles	(13.9)	(14.8)
Stock compensation expense	(8.0)	(13.5)
Restructuring expenses	(1.0)	(1.4)
Consolidated income from operations	$273.6	$387.3

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	March 31, 2024	December 31, 2023
Segment assets	$7,400.0	$7,170.7
Cash and cash equivalents	2,455.8	595.5
Investments in affiliates	520.5	512.7
Deferred tax assets, other current and noncurrent assets	1,466.2	1,500.1
Intangible assets, net	291.6	308.8
Goodwill	1,325.8	1,333.4
Consolidated total assets	$13,459.9	$11,421.2

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

    On September 28, 2023, the Company entered into a Sale and Contribution Agreement among AGCO, Trimble Inc. (“Trimble”) and PTx Trimble, LLC (“PTx Trimble” or the "Joint Venture"), formerly known as Trimble Solutions, LLC, which was subsequently amended and restated on March 31, 2024. On April 1, 2024, pursuant to the terms of an Amended and Restated Sale and Contribution Agreement among AGCO, Trimble and PTx Trimble, AGCO and Trimble completed (i) the contribution by Trimble to the Joint Venture of Trimble’s OneAg business, which is Trimble’s agricultural business, excluding certain Global Navigation Satellite System and guidance technologies, and an amount of cash, (ii) the contribution by AGCO to the Joint Venture of its interest in JCA Industries, LLC d/b/a JCA Technologies and an amount of cash, and (iii) the purchase by AGCO from Trimble of membership interests in the Joint Venture in exchange for the payment by AGCO to Trimble of $1.954 billion in cash, subject to customary working capital and other adjustments. Immediately following the closing and as a result of the transaction, AGCO directly and indirectly owns an 85% interest in the Joint Venture and Trimble owns a 15% interest in the Joint Venture. AGCO will consolidate PTx Trimble within its consolidated financial statements. We believe PTx Trimble creates a global-leading mixed-fleet precision agriculture platform. We will be the exclusive provider of Trimble’s comprehensive technology offering, supporting the future development and distribution of next-generation agriculture technologies. Trimble offers a wide variety of user-friendly technologies compatible across brands, equipment models and farm types. Its hardware, software and cloud-based applications span all aspects of the crop cycle, from land preparation to planting and seeding to harvest. Refer to Note 2 of our Condensed Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
RESULTS OF OPERATIONS

Financial Highlights

    The following tables sets forth the percentage relationship to net sales of certain items included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2024		2023
	$	% of Net Sales(1)	$	% of Net Sales(1)
Net sales	$2,928.7	100.0%	$3,333.5	100.0%
Cost of goods sold	2,158.9	73.7	2,478.6	74.4
Gross profit	769.8	26.3	854.9	25.6
Selling, general and administrative expenses	350.4	12.0	331.8	10.0
Engineering expenses	130.9	4.5	119.6	3.6
Amortization of intangibles	13.9	0.5	14.8	0.4
Restructuring expenses	1.0	—	1.4	—
Income from operations	273.6	9.3	387.3	11.6
Interest expense, net	1.9	0.1	0.5	—
Other expense, net	50.8	1.7	50.4	1.5
Income before income taxes and equity in net earnings of affiliates	220.9	7.5	336.4	10.1
Income tax provision	69.1	2.4	120.2	3.6
Income before equity in net earnings of affiliates	151.8	5.2	216.2	6.5
Equity in net earnings of affiliates	16.2	0.6	16.4	0.5
Net income	168.0	5.7	232.6	7.0
Net loss attributable to noncontrolling interests	—	—	—	—
Net income attributable to AGCO Corporation and subsidiaries	$168.0	5.7%	$232.6	7.0%

___________________________________
(1) Rounding may impact summation of amounts.

    Net income attributable to AGCO Corporation and subsidiaries for the three months ended March 31, 2024, was $168.0 million, or $2.25 per diluted share, compared to $232.6 million or $3.10 per diluted share, for the three months ended March 31, 2023.

    Net sales during the three months ended March 31, 2024 were approximately $2,928.7 million, or 12.1% lower than the three months ended March 31, 2023, primarily due to lower sales volumes resulting from softer industry sales reflecting lower end market demand, partially offset by positive pricing. Income from operations was $273.6 million for the three months ended March 31, 2024 compared to $387.3 million in the three months ended March 31, 2023. The decrease in income from operations during 2024 was primarily the result of lower sales and production volumes as well as higher selling, general and administrative expenses ("SG&A expenses").

    We estimate that worldwide average price increases were approximately 1.1% and 11.7% for the three months ended March 31, 2024 and 2023, respectively. Consolidated net sales of tractors and combines, which comprised approximately 63.9% of our net sales for the three months ended March 31, 2024, decreased approximately 9.4% compared to the same period in 2023. Unit sales of tractors and combines decreased approximately 17.6% during the three months ended March 31, 2024 compared to the same period in 2023. The primary driver of the decrease in unit sales was lower sales of compact and mid-range tractors and combines. The difference between the unit sales change and the change in net sales was primarily the result of sales mix changes, pricing and foreign currency translation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    Overall, global production hours decreased approximately 16.2% during the three months ended March 31, 2024 compared to the same period in 2023 reflecting lower end market demand.

Results of Operations

    Gross profit as a percentage of net sales increased during the three months ended March 31, 2024 compared to the same period in 2023, primarily due to positive net pricing impacts.

    SG&A expenses as a percentage of net sales were higher during the three months ended March 31, 2024 compared to the same period in 2023. The absolute level of SG&A expenses increased during the three months ended March 31, 2024 primarily due to higher compensation costs and PTx Trimble joint venture transaction-related costs. We recorded stock compensation expense of $8.0 million and $13.5 million during the three months ended March 31, 2024 and 2023, respectively, within SG&A expenses.

    Engineering expenses as a percentage of net sales, were higher during the three months ended March 31, 2024 compared to the same period in 2023, primarily driven by an increase in product innovation and other technology investments.

    We recorded restructuring expenses of $1.0 million and $1.4 million during the three months ended March 31, 2024 and 2023, respectively. The restructuring expenses primarily related to severance and other related costs associated with the rationalization of certain manufacturing facilities and administrative offices.

    Interest expense, net was $1.9 million for the three months ended March 31, 2024 compared to $0.5 million for the three months ended March 31, 2023. The increase related primarily to an increase in interest expense resulting from the amortization of bridge facility commitment fees related to the PTx Trimble joint venture transaction and increased debt levels partially offset by higher interest income for the three months ended March 31, 2024 as compared to the same period in 2023. See “Liquidity and Capital Resources” for further information on our available funding.

    Other expense, net was $50.8 million for the three months ended March 31, 2024 compared to $50.4 million for the three months ended March 31, 2023. The increase was primarily driven by foreign currency exchanges losses which were approximately $23.0 million and $18.4 million for the three months ended March 31, 2024 and 2023, respectively, partially offset by the final insurance recovery of $5.0 million recorded in the three months ended March 31, 2024 related to the 2022 cyber incident. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in "Other expense, net," were approximately $27.9 million and $28.5 million for the three months ended March 31, 2024 and 2023, respectively.

    We recorded an income tax provision of $69.1 million for the three months ended March 31, 2024 compared to $120.2 million for the three months ended March 31, 2023. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. In 2023, we recorded approximately $26.4 million associated with our enrollment in a Brazilian tax amnesty program that is more fully described in Note 13 of our Condensed Consolidated Financial Statements.

    Equity in net earnings of affiliates, which is primarily comprised of income from our AGCO Finance joint ventures, was $16.2 million for the three months ended March 31, 2024 compared to $16.4 million for the three months ended March 31, 2023.

    The Company had no net loss attributable to noncontrolling interests recorded for the three months ended March 31, 2024 and 2023.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Results of Operations - Segment Information

    The Company has four operating segments that are also its reportable segments, which consist of the Europe/Middle East ("EME"), North America, South America and Asia/Pacific/Africa ("APA") regions. The Company’s reportable segments are geography based and distribute a full range of agricultural machinery and precision agriculture technology. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment.

    The following table sets forth, for the three months ended March 31, 2024, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended March 31,		Change		Change Due to Currency Translation
	2024	2023	$	%	$	%
Europe/Middle East	$1,729.0	$1,703.8	$25.2	1.5%	$23.8	1.4%
North America	729.6	923.1	(193.5)	(21.0)%	3.1	0.3%
South America	303.4	503.8	(200.4)	(39.8)%	11.4	2.3%
Asia/Pacific/Africa	166.7	202.8	(36.1)	(17.8)%	(4.6)	(2.3)%
	$2,928.7	$3,333.5	$(404.8)	(12.1)%	$33.7	1.0%

EME

	Three Months Ended March 31,		Change
	2024	2023	$
Net Sales	$1,729.0	$1,703.8	$25.2
Income from Operations	282.9	239.4	43.5

    Net sales in EME increased in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to favorable foreign currency translation and positive pricing impacts partially offset by declines in sales of grain and protein products.

    Income from operations increased by $43.5 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, driven primarily by positive net pricing and favorable product mix related to high-horsepower tractors, partially offset by higher SG&A expenses primarily related to higher compensation costs.

North America

	Three Months Ended March 31,		Change
	2024	2023	$
Net Sales	$729.6	$923.1	$(193.5)
Income from Operations	42.4	102.1	(59.7)

    Net sales in North America decreased in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to sales volume declines, most significantly in compact and mid-range tractors, hay tools, and combines, and lower sales of grain and protein products, partially offset by positive pricing impacts.

    Income from operations decreased by $59.7 million compared to the three months ended March 31, 2023 as a result of lower sales and production volumes, higher warranty costs and higher SG&A expenses primarily related to higher compensation costs. These decreases were partially offset by margin improvements related to grain and protein products.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
South America

	Three Months Ended March 31,		Change
	2024	2023	$
Net Sales	$303.4	$503.8	$(200.4)
Income from Operations	16.2	99.5	(83.3)

    Net sales decreased in South America in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, as a result of sales volume declines, most significantly in tractors and combines, and lower sales of grain and protein products, partially offset by favorable foreign currency translation.

    Income from operations decreased $83.3 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, as a result of lower sales and production volumes, partially offset by lower SG&A expenses resulting from a benefit recorded from the sale of a dealership in the first quarter of 2024 which was previously terminated in the fourth quarter of 2023.

APA

	Three Months Ended March 31,		Change
	2024	2023	$
Net Sales	$166.7	$202.8	$(36.1)
Income from Operations	8.0	18.1	(10.1)

    Net sales decreased in APA in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to lower sales volumes of high horse power and mid-range tractors, lower sales of grain and protein products and unfavorable foreign currency translation. These decreases were partially offset by positive pricing impacts.

    Income from operations decreased $10.1 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to lower sales and production volumes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
LIQUIDITY AND CAPITAL RESOURCES

    Our financing requirements generally are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our credit facilities and accounts receivable sales agreement facilities, subject to the discussion below with respect to the financing of the PTx Trimble joint venture transaction. Additional information regarding our indebtedness is contained in Note 8 to the Condensed Consolidated Financial Statements. We believe that the following facilities listed below, together with available cash and internally generated funds, and assuming customary renewals and replacements, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future (in millions):

March 31, 2024(1)
Credit facility, expires 2027	$580.0
1.002% EIB Senior term loan due 2025	269.7
EIB Senior Term Loan due 2029	269.7
EIB Senior Term Loan due 2030	183.4
Senior term loans due between 2025 and 2028	158.0
0.800% Senior notes due 2028	647.2
5.450% Senior notes due 2027	400.0
5.800% Senior notes due 2034	700.0
Term Loan Facility borrowings	500.0
Other long-term debt	2.9
____________________________________
(1) The amounts above are gross of debt issuance costs of an aggregate amount of approximately $13.5 million.

    The Company has a credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“Credit Facility”) that matures on December 19, 2027. As of March 31, 2024, the Company had $580.0 million in outstanding borrowings under the revolving credit facility and had the ability to borrow $670.0 million.

    In addition, the Company has an uncommitted revolving credit facility that allows the Company to borrow up to €100.0 million (or approximately $107.9 million as of March 31, 2024). The credit facility expires on December 31, 2026. As of March 31, 2024, the Company had no outstanding borrowings under the revolving credit facility.

    On September 29, 2023, the Company entered into a multi-currency Finance Contract with the EIB permitting the Company to borrow up to €250.0 million, to fund up to 50% of certain investments in research, development and innovation primarily in Germany, France and Finland during the period from 2023 through 2026. On October 26, 2023, the Company borrowed €250.0 million under the arrangement. The loan matures on October 26. 2029. As of March 31, 2024, there was €250.0 million (approximately $269.7 million) outstanding under the EIB Senior Term Loan due 2029.

    On January 25, 2024, the Company entered into an additional multi-currency Finance Contract with the EIB permitting the Company to borrow up to €170.0 million, for which the proceeds will be used in a similar manner as described for the EIB Senior Term Loan due 2029 above. On February 15, 2024, the Company borrowed €170.0 million under the arrangement. The loan matures on February 15, 2030. As of March 31, 2024, there was €170.0 million (approximately $183.4 million) outstanding under the EIB Senior Term Loan due 2030.

    On March 21, 2024, the Company issued (i) $400.0 million aggregate principal amount of the 2027 Notes and (ii) $700.0 million aggregate principal amount of the 2034 Notes. The Notes are unsecured and unsubordinated indebtedness of the Company and are guaranteed on a senior unsecured basis, jointly and severally, by certain direct and indirect subsidiaries of the Company. As of March 31, 2024, the Company had $400.0 million and $700.0 million outstanding under the 2027 Notes and 2034 Notes, respectively.

    In December 2023 and March 2024, the Company amended the Credit Facility to allow for incremental borrowings in the form of the Term Loan Facility in an aggregate principal amount of $500.0 million. The Company drew down the facility on March 28, 2024. Borrowings under the Term Loan Facility bear interest at the same rate and margin as the Credit Facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
The Term Loan Facility matures on December 19, 2027. As of March 31, 2024, the Company had $500.0 million outstanding under the Term Loan Facility.

    On September 28, 2023, the Company entered into a bridge facility commitment letter with Morgan Stanley pursuant to which Morgan Stanley committed to provide, subject to the terms and conditions set forth therein, a $2.0 billion senior unsecured 364-day bridge facility. The amount available under the Bridge Facility was reduced to zero by certain permanent financing transactions including the net proceeds from the issuance of the Notes, the Company's entry into the Term Loan Facility and by amounts based on the Company's cash flow. The Company terminated the Bridge Facility on March 25, 2024.

    The PTx Trimble joint venture transaction closed on April 1, 2024. The Company financed the joint venture transaction through a combination of the Senior Notes due 2027 and 2034, the Term Loan Facility and the remainder through other borrowings and cash on hand. Refer to Note 2 of our Condensed Consolidated Financial Statements for further information.

    We are in compliance with the financial covenants contained in these facilities and expect to continue to maintain such compliance. Should we ever encounter difficulties, our historical relationship with our lenders has been strong, and we anticipate their continued long-term support of our business. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information regarding our current facilities, including the financial covenants contained in each debt instrument.

    Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 43.9% and 23.0% at March 31, 2024 and December 31, 2023, respectively. The increase largely reflects the indebtedness incurred to pay the purchase price attendant to the PTx Trimble joint venture transaction.

Supplemental Guarantor Financial Information

    The 2027 Notes and the 2034 Notes are unsecured and unsubordinated indebtedness of the Company and are guaranteed on a senior unsecured basis, jointly and severally, by AGCO International Holdings B.V., AGCO International GmbH, Massey Ferguson Corp. and The GSI Group, LLC, direct and indirect subsidiaries of the Company (collectively, the “Guarantors”). Refer to Note 8 of our Condensed Consolidated Financial Statements for further discussion of these debt obligations.

    The following tables present summarized financial information of AGCO Corporation, as the issuer of the 2027 Notes and the 2034 Notes, and the Guarantors on a combined basis after elimination of intercompany transactions and balances within the Guarantors and equity in the earnings from and investments in any non-guarantor subsidiary. As used herein, “obligor group” means AGCO Corporation, as the issuer of the debt securities, and the Guarantors on a combined basis. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the obligor group and is not intended to present the financial position or results of operations of the obligor group in accordance with generally accepted accounting principles as such principles are in effect in the United States.

Balance Sheet Information

(in millions)	As of March 31, 2024	As of December 31, 2023
Current assets(a)	$10,853.5	$5,710.3
Noncurrent assets(b)	2,439.1	2,036.4
Current liabilities(c)	8,391.9	5,597.4
Noncurrent liabilities(d)	5,496.1	2,824.2
____________________________________
(a) Includes amounts due from non-guarantor subsidiaries of $6,388.0 million and $3,391.1 million as of March 31, 2024 and December 31, 2023, respectively.
(b) Includes amounts due from non-guarantor subsidiaries of $773.9 million and $404.1 million as of March 31, 2024 and December 31, 2023, respectively.
(c) Includes amounts due to non-guarantor subsidiaries of $6,358.4 million and $3,813.4 million as of March 31, 2024 and December 31, 2023, respectively.
(d) Includes amounts due to non-guarantor subsidiaries of $1,805.7 million and $1,193.3 million as of March 31, 2024 and December 31, 2023, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Statement of Operations Information

(in millions)	Three months ended March 31, 2024
Revenues(a)	$2,347.2
Income from Operations	195.6
Net income	15.2
Net income attributable to obligor group	15.2
____________________________________
(a) Includes intercompany revenues generated from non-guarantor subsidiaries of $1,528.6 million.

    The following tables present summarized financial information of AGCO International GmbH, after elimination of intercompany transactions and balances within the Guarantors and equity in the earnings from and investments in any non-guarantor subsidiary.

Balance Sheet Information

(in millions)	As of March 31, 2024	As of December 31, 2023
Current assets(a)	$7,168.1	$4,108.0
Noncurrent assets(b)	1,031.6	648.3
Current liabilities(c)	6,885.7	4,422.5
Noncurrent liabilities(d)	1,984.8	1,376.5
____________________________________
(a) Includes amounts due from non-guarantor subsidiaries of $5,783.7 million and $2,760.2 million as of March 31, 2024 and December 31, 2023, respectively.
(b) Includes amounts due from non-guarantor subsidiaries of $757.8 million and $379.0 million as of March 31, 2024 and December 31, 2023, respectively.
(c) Includes amounts due to non-guarantor subsidiaries of $6,064.3 million and $3,540.1 million as of March 31, 2024 and December 31, 2023, respectively.
(d) Includes amounts due to non-guarantor subsidiaries of $1,805.7 million and $1,193.3 million as of March 31, 2024 and December 31, 2023, respectively.

Statement of Operations Information

(in millions)	Three months ended March 31, 2024
Revenues(a)	$1,728.9
Income from Operations	265.5
Net income	106.4
Net income attributable to obligor group	106.4
____________________________________
(a) Includes intercompany revenues generated from non-guarantor subsidiaries of $1,417.2 million.

    Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions. For the three months ended March 31, 2024 and 2023, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $2.4 billion and $1.7 billion, respectively.

    In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. For the three months ended March 31, 2024 and 2023, the cash received from these arrangements was approximately $213.3 million and $233.3 million, respectively.

    Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. As of March 31, 2024 and December 31, 2023, these finance joint ventures had approximately $218.6 million and $211.3 million, respectively, of outstanding accounts receivable associated with these arrangements. The total finance portfolio in our finance

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
joint ventures was approximately $14.0 billion and $14.1 billion as of March 31, 2024 and December 31, 2023, respectively. The total finance portfolio as of March 31, 2024 and December 31, 2023 included approximately $10.9 billion and $10.8 billion, respectively, of retail receivables and $3.1 billion and $3.3 billion, respectively, of wholesale receivables from AGCO dealers.

    In order to efficiently manage our liquidity, we generally pay vendors in accordance with negotiated terms. To enable vendors to obtain payment in advance of our payment due dates to them, we have established programs in certain markets with financial institutions under which the vendors have the option to be paid by the financial institutions earlier than the payment due dates. Should we not be able to negotiate extended payment terms with our vendors, or should financial institutions no longer be willing to participate in early payment programs with us, we would expect to have sufficient liquidity to timely pay our vendors without any material impact on us or our financial position. As of March 31, 2024 and December 31, 2023, the amount outstanding that remains unpaid to the banks or other intermediaries associated with these programs totaled $87.5 million and $82.7 million, respectively. Refer to Note 7 of our Condensed Consolidated Financial Statements for further discussion.

Cash Flows

    Cash flows used in operating activities were approximately $370.0 million for the first three months of 2024 compared to cash used in operating activities of approximately $557.1 million for the same period in 2023. The decrease of cash used in operating activities during the three months ended March 31, 2024 was primarily driven by changes in working capital, partially offset by a decrease in net income in the first three months of 2024 compared to the same period in 2023.

    Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had approximately $4,160.9 million in working capital at March 31, 2024 as compared to $1,997.2 million at December 31, 2023. The most significant change in working capital related to an increase in cash and cash equivalents of $1,860.3 million related to proceeds from the issuance of debt in anticipation of the close of the PTx Trimble joint venture which occurred on April 1, 2024. Inventories as of March 31, 2024 were approximately $3,781.9 million as compared to $3,440.7 million at December 31, 2023. Accounts and notes receivable, net, as of March 31, 2024 were approximately $63.1 million lower than at December 31, 2023 primarily due to timing of sales of accounts receivable under our factoring arrangements.

    Capital expenditures for the first three months of 2024 were approximately $95.0 million compared to $125.3 million for the same period in 2023.

Share Repurchase and Dividends

    In November 2023, the Company entered into an ASR agreement with a financial institution to repurchase $53.0 million of shares of its common stock. We received approximately 371,669 shares associated with this transaction as of December 31, 2023. In January 2024, the Company received an additional 82,883 shares upon final settlement of our November 2023 ASR agreement. All shares received under the ASR agreement were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets. We did not purchase any shares directly or enter into any accelerated share repurchase agreements during the three months ended March 31, 2024. As of March 31, 2024, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $57.0 million, which has no expiration date. During the three months ended March 31, 2024 and 2023, the Company declared and paid cash dividends of $0.29 and $0.24 per common share, respectively. On April 25, 2024, the Company's Board of Directors declared a regular quarterly dividend of $0.29 per common share to be paid on June 14, 2024, to all stockholders of record as of the close of business on May 15, 2024. In addition, on April 25, 2024, the Company's Board of Directors declared a special variable dividend of $2.50 per common share that will be paid on June 20, 2024, to all stockholders of record as of the close of business on May 20, 2024.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

    We are party to a number of commitments and other financial arrangements, which may include off-balance sheet arrangements. At March 31, 2024, we had outstanding guarantees issued to our Argentine finance joint venture, AGCO Capital, of approximately $43.6 million. In addition, we had accrued approximately $12.6 million of outstanding guarantees of residual values that may be owed to our finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantee is approximately $180.1 million. We also sell a majority of our wholesale receivables in North America, Europe and Brazil to our U.S., Canadian, European and Brazilian finance joint ventures. At March 31, 2024, we had outstanding designated and non-designated foreign currency contracts with a gross notional amount of approximately $3,039.7 million. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 3, 10 and 16 of our Condensed Consolidated Financial Statements for further discussion of these matters.

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

    We are party to various claims and lawsuits arising in the normal course of business. We closely monitor these claims and lawsuits and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position or results of operations and accrue and/or disclose loss contingencies as appropriate. See Note 16 of our Condensed Consolidated Financial Statements for further information.

OUTLOOK

    Following the closing of the PTx Trimble joint venture on April 1, 2024, AGCO has an 85% ownership interest in PTx Trimble, and Trimble holds a 15% interest. Going forward, the PTx Trimble joint venture will be consolidated into AGCO's consolidated financial statements.

    Global industry demand for farm equipment, driven by farm income, is expected to decline during 2024 in most major markets compared to 2023. AGCO's net sales, including PTx Trimble, are expected to moderately decrease in 2024 compared to 2023, resulting from lower sales volumes and adverse foreign currency translation, offset in part by modest positive pricing. Operating margins, including PTx Trimble, are expected to moderately decrease from 2023 levels, reflecting the impact of lower net sales and lower production volumes, partially offset by increased cost controls and modestly lower investments in engineering and other technology efforts to support AGCO's precision agriculture and digital initiatives.

    Our outlook is based on current assumptions regarding a number of factors including demand, currency stability, pricing and market share gains. If our assumptions are incorrect, or other issues arise or return, such as a worsening of our supply chain, our results of operations will be adversely impacted. Refer to “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
ongoing basis, management evaluates estimates, including those related to discount and sales incentive allowances, deferred income taxes and uncertain income tax positions, pensions, goodwill, other intangible and long-lived assets, and recoverable indirect taxes. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of our Condensed Consolidated Financial Statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

FORWARD-LOOKING STATEMENTS

    Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward-looking, including certain statements set forth under the headings “Liquidity and Capital Resources” and “Outlook.” Forward-looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as earnings, net sales, margins, industry conditions, market demand, commodity prices, farm incomes, weather conditions, foreign currency translation impacts, general economic outlook, dividends, share repurchases, availability of financing, product development and enhancement, factory productivity, production and sales volumes, benefits from cost reduction initiatives, material costs, pricing impacts, tax rates, compliance with loan covenants, capital expenditures and working capital and debt service requirements are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct.

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
•    limitations on ability to repatriate funds;
•    inflation, including in individual countries that have been designated as highly inflationary;
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
•    integration of recent and future acquisitions, including the completed acquisition on April 1, 2024 of the Trimble ag assets and formation of the joint venture, PTx Trimble, and the ability to obtain the expected results;

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

    We depend on suppliers for components, parts and raw materials for our products, and any failure by our suppliers to provide products as needed, or by us to promptly address supplier issues, will adversely impact our ability to timely and efficiently manufacture and sell products. In addition, the potential of future natural gas shortages in Europe, as well as predicted overall shortages in other energy sources, could also negatively impact our production and that of our supply chain in the future. There can be no assurance that there will not be future disruptions.

    We have a substantial amount of indebtedness, and, as a result, we are subject to certain restrictive covenants and payment obligations that may adversely affect our ability to operate and expand our business.

    Any forward-looking statement should be considered in light of such important factors. For additional factors and additional information regarding these factors, see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk Management

    For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023. As of the first quarter of 2024, there has been no material change in our exposure to market risks.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2024, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.        OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 16 to our Condensed Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

    There have been no material changes to our risks and uncertainties disclosed under "Risk Factors" in Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2023. The risks and uncertainties described in our risk factors have the potential to materially affect our business, results of operations, financial condition and cash flows. These risks are not exclusive and additional risks to which we are subject include the factors mentioned under “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

    There were no purchases of our common stock made by or on behalf of us during the three months ended March 31, 2024.

ITEM 5.    OTHER INFORMATION

    During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6.    EXHIBITS
(The Company is not filing, under Item 4, instruments defining the rights of holders of long-term debt where the debt does not exceed 10% of the Company’s total assets. The Company agrees to furnish copies of those instruments to the Commission upon request.)

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation
2.1	Amended and Restated Sale and Contribution Agreement	April 1, 2024, Form 8-K, Exhibit 2.1

4.1	Senior Note Indenture	March 21, 2024, Form 8-K, Exhibit 4.1

4.2	First Supplemental Indenture for the 2027 Notes and 2034 Notes	March 21, 2024, Form 8-K, Exhibit 4.2

10.1	Second Amendment to 2022 Credit Agreement dated as of March 25, 2024	Filed herewith

10.2	Amendment to the Amended and Restated Letter Agreement between AGCO Corporation and Tractors and Farm Equipment Limited	April 16, 2024, Form 8-K, Exhibit 10.1

10.3	2024 Form of Restricted Stock Units Agreement	February 2, 2024, Form 8-K, Exhibit 10.1

10.4	2024 Form of Performance Share Agreement	February 2, 2024, Form 8-K, Exhibit 10.2

22.1	List of Subsidiary Guarantors	Filed herewith

31.1	Certification of Eric P. Hansotia	Filed herewith

31.2	Certification of Damon Audia	Filed herewith

32.1	Certification of Eric P. Hansotia and Damon Audia	Furnished herewith

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, are formatted in Inline XBRL:
(i) Condensed Consolidated Balance Sheets;
(ii) Condensed Consolidated Statements of Operations;
(iii) Condensed Consolidated Statements of Comprehensive Income;
(iv) Condensed Consolidated Statements of Cash Flows; and
(v) Notes to Condensed Consolidated Financial Statements
Filed herewith

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted in Inline XBRL	Filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO Corporation

Date:	May 3, 2024	By:	/s/ Damon Audia
Damon Audia Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)