Form 10-Q
period 2024-06-30
AGCO CORP /DE
filed 2024-08-08
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 2, 2024, there were 74,642,303 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION

PART I.        FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

AGCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$657.3	$595.5
Accounts and notes receivable, net	1,465.9	1,605.3
Inventories, net	3,499.4	3,440.7
Other current assets	583.1	699.3
Current assets held for sale	433.0	—
Total current assets	6,638.7	6,340.8
Property, plant and equipment, net	1,802.1	1,920.9
Right-of-use lease assets	168.4	176.2
Investments in affiliates	518.3	512.7
Deferred tax assets	499.0	481.6
Other assets	442.3	346.8
Noncurrent assets held for sale	448.3	—
Intangible assets, net	689.9	308.8
Goodwill	2,407.8	1,333.4
Total assets	$13,614.8	$11,421.2
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings due within one year	$320.2	$15.0
Accounts payable	1,075.7	1,207.3
Accrued expenses	2,543.1	2,903.8
Other current liabilities	154.2	217.5
Current liabilities held for sale	270.3	—
Total current liabilities	4,363.5	4,343.6
Long-term debt, less current portion and debt issuance costs	3,595.2	1,377.2
Operating lease liabilities	127.4	134.4
Pension and postretirement health care benefits	164.7	170.5
Deferred tax liabilities	111.5	122.6
Other noncurrent liabilities	666.0	616.1
Noncurrent liabilities held for sale	27.9	—
Total liabilities	9,056.2	6,764.4
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	504.7	—
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2024 and 2023	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 74,634,538 and 74,517,973 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	0.7	0.7
Additional paid-in capital	9.2	4.1
Retained earnings	5,930.6	6,360.0
Accumulated other comprehensive loss	(1,886.7)	(1,708.1)
Total AGCO Corporation stockholders’ equity	4,053.8	4,656.7
Noncontrolling interests	0.1	0.1
Total stockholders’ equity	4,053.9	4,656.8
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$13,614.8	$11,421.2
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended June 30,
	2024	2023
Net sales	$3,246.6	$3,822.7
Cost of goods sold	2,409.1	2,817.0
Gross profit	837.5	1,005.7
Operating expenses:
Selling, general and administrative expenses	379.8	350.3
Engineering expenses	137.8	138.8
Amortization of intangibles	31.7	14.1
Impairment charges	5.1	—
Restructuring expenses	30.2	6.1
Loss on business held for sale	494.6	—
Income (loss) from operations	(241.7)	496.4
Interest expense, net	29.9	5.8
Other expense, net	65.3	78.0
Income (loss) before income taxes and equity in net earnings of affiliates	(336.9)	412.6
Income tax provision	41.6	111.0
Income (loss) before equity in net earnings of affiliates	(378.5)	301.6
Equity in net earnings of affiliates	9.6	17.6
Net income (loss)	(368.9)	319.2
Net loss attributable to noncontrolling interests	1.8	—
Net income (loss) attributable to AGCO Corporation and subsidiaries	$(367.1)	$319.2
Net income (loss) per common share attributable to AGCO Corporation and subsidiaries:
Basic	$(4.92)	$4.26
Diluted	$(4.92)	$4.26
Cash dividends declared and paid per common share	$2.79	$5.28
Weighted average number of common and common equivalent shares outstanding:
Basic	74.6	74.9
Diluted	74.7	75.0
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Six Months Ended June 30,
	2024	2023
Net sales	$6,175.3	$7,156.2
Cost of goods sold	4,568.0	5,295.6
Gross profit	1,607.3	1,860.6
Operating expenses:
Selling, general and administrative expenses	730.2	682.1
Engineering expenses	268.7	258.4
Amortization of intangibles	45.6	28.9
Impairment charges	5.1	—
Restructuring expenses	31.2	7.5
Loss on business held for sale	494.6	—
Income from operations	31.9	883.7
Interest expense, net	31.8	6.3
Other expense, net	116.1	128.4
Income (loss) before income taxes and equity in net earnings of affiliates	(116.0)	749.0
Income tax provision	110.7	231.2
Income (loss) before equity in net earnings of affiliates	(226.7)	517.8
Equity in net earnings of affiliates	25.8	34.0
Net income (loss)	(200.9)	551.8
Net loss attributable to noncontrolling interests	1.8	—
Net income (loss) attributable to AGCO Corporation and subsidiaries	$(199.1)	$551.8
Net income (loss) per common share attributable to AGCO Corporation and subsidiaries:
Basic	$(2.67)	$7.37
Diluted	$(2.67)	$7.36
Cash dividends declared and paid per common share	$3.08	$5.52
Weighted average number of common and common equivalent shares outstanding:
Basic	74.6	74.9
Diluted	74.7	75.0
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in millions)

	Three Months Ended June 30,
	2024	2023
Net income (loss)	$(368.9)	$319.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(136.1)	74.2
Defined benefit pension plans, net of tax	1.9	1.9
Deferred gains and losses on derivatives, net of tax	(2.0)	(4.5)
Other comprehensive income (loss)	(136.2)	71.6
Comprehensive income (loss)	(505.1)	390.8
Comprehensive loss attributable to noncontrolling interests	2.8	—
Comprehensive income (loss) attributable to AGCO Corporation and subsidiaries	$(502.3)	$390.8

	Six Months Ended June 30,
	2024	2023
Net income (loss)	$(200.9)	$551.8
Other comprehensive income (loss):
Foreign currency translation adjustments	(188.1)	118.6
Defined benefit pension plans, net of tax	3.6	3.7
Deferred gains and losses on derivatives, net of tax	4.9	(4.0)
Other comprehensive income (loss)	(179.6)	118.3
Comprehensive income (loss)	(380.5)	670.1
Comprehensive loss attributable to noncontrolling interests	2.8	—
Comprehensive income (loss) attributable to AGCO Corporation and subsidiaries	$(377.7)	$670.1

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(200.9)	$551.8
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	128.5	110.1
Amortization of intangibles	45.6	28.9
Stock compensation expense	16.1	27.3
Impairment charges	5.1	—
Loss on business held for sale	494.6	—
Equity in net earnings of affiliates, net of cash received	(25.1)	(33.3)
Deferred income tax benefit	(25.2)	(22.6)
Other	19.4	13.7
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(123.3)	(495.3)
Inventories, net	(373.3)	(555.1)
Other current and noncurrent assets	(62.1)	(241.1)
Accounts payable	59.8	1.2
Accrued expenses	(178.5)	128.7
Other current and noncurrent liabilities	84.8	120.7
Total adjustments	66.4	(916.8)
Net cash used in operating activities	(134.5)	(365.0)
Cash flows from investing activities:
Purchases of property, plant and equipment	(193.0)	(237.0)
Proceeds from sale of property, plant and equipment	1.3	0.4
Purchase of businesses, net of cash acquired	(1,902.2)	(0.9)
Investments in unconsolidated affiliates, net	(0.2)	(26.2)
Other	(0.1)	(3.9)
Net cash used in investing activities	(2,094.2)	(267.6)
Cash flows from financing activities:
Proceeds from indebtedness	2,585.4	780.2
Repayments of indebtedness	(1.7)	(11.4)
Payment of dividends to stockholders	(229.9)	(414.1)
Payment of minimum tax withholdings on stock compensation	(11.3)	(20.2)
Payment of debt issuance costs	(15.2)	—
Investments by noncontrolling interests, net	8.1	—
Net cash provided by financing activities	2,335.4	334.5
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(24.9)	(27.9)
Increase (decrease) in cash, cash equivalents and restricted cash	81.8	(326.0)
Cash, cash equivalents and restricted cash, beginning of period	595.5	789.5
Cash, cash equivalents and restricted cash, end of period(1)	$677.3	$463.5
____________________________________
(1) Includes $20.0 million of cash and cash equivalents classified as held for sale as of June 30, 2024.

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

    The Company has a wholly-owned subsidiary in Turkey that distributes agricultural equipment and replacement parts. On the basis of available data related to inflation indices and as a result of the devaluation of the Turkish lira relative to the United States dollar, the Turkish economy was determined to be highly inflationary during 2022. A highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. For subsidiaries operating in highly inflationary economies, the United States dollar is the functional currency. Remeasurement adjustments for financial statements in highly inflationary economies and other transactional exchange gains and losses are reported in "Other expense, net" within the Company's Condensed Consolidated Statements of Operations. For the six months ended and as of June 30, 2024, the Company's wholly-owned subsidiary in Turkey had net sales of approximately $263.0 million and total assets of approximately 8.2 billion Turkish lira (or approximately $248.7 million). The monetary assets and liabilities denominated in the Turkish lira were approximately 7.6 billion Turkish lira (or approximately $232.0 million) and approximately 4.6 billion Turkish lira (or approximately $140.4 million), respectively, as of June 30, 2024. The monetary assets and liabilities were remeasured into United States dollar based on exchange rates as of June 30, 2024.

    The Company has a wholly-owned subsidiary in Argentina that assembles and distributes agricultural equipment and replacement parts. In recent years, the Argentine government has substantially limited the ability of companies to transfer funds out of Argentina. As a consequence of these limitations, the spread between the official government exchange rate and the exchange rates resulting from certain capital market operations, usually effected to obtain United States dollars, has broadened significantly. Argentina's economy was determined to be highly inflationary during 2018. In December 2023, the central bank of Argentina adjusted the official foreign currency exchange rate for the Argentine peso, significantly devaluing the currency relative to the United States dollar. For the six months ended and as of June 30, 2024, the Company's wholly-owned subsidiary in Argentina had net sales of approximately $99.5 million and total assets of approximately 238.7 billion pesos (or approximately $262.6 million). The monetary assets of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 87.2 billion pesos (or approximately $95.9 million), inclusive of approximately 34.3 billion pesos (or approximately $37.7 million) in cash and cash equivalents, as of June 30, 2024. The monetary liabilities of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 14.0 billion pesos (or approximately $15.4 million) as of June 30, 2024. The monetary assets and liabilities were remeasured into United States dollar based on exchange rates as of June 30, 2024. The Company's finance joint venture in Argentina, AGCO Capital Argentina S.A. ("AGCO Capital"), had net monetary assets denominated in pesos at the official government rate of approximately 5.1 billion (or approximately $5.6 million) as of June 30, 2024. All gains and losses resulting from AGCO Capital's remeasurement of its monetary assets and liabilities are reported as part of AGCO Capital's net income, our share of which is included in “Equity in net earnings of affiliates” within our Condensed Consolidated Statements of Operations.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

2.     ACQUISITIONS

    On September 28, 2023, the Company entered into a Sale and Contribution Agreement among AGCO, Trimble Inc. (“Trimble”) and PTx Trimble, LLC (“PTx Trimble” or the "Joint Venture"), formerly known as Trimble Solutions, LLC, which was subsequently amended and restated on March 31, 2024. On April 1, 2024, pursuant to the terms of an Amended and Restated Sale and Contribution Agreement (the “Agreement”), AGCO and Trimble completed (i) the contribution by Trimble to the Joint Venture of Trimble’s OneAg business (“OneAg”), which is Trimble’s agricultural business, excluding certain Global Navigation Satellite System and guidance technologies, and $8.1 million of cash, (ii) the contribution by AGCO to the Joint Venture of its interest in JCA Industries, LLC d/b/a JCA Technologies and $46.0 million of cash, and (iii) the purchase by AGCO from Trimble of membership interests in the Joint Venture in exchange for the payment by AGCO to Trimble of $1,954.0 million in cash, subject to customary working capital and other adjustments. Immediately following the closing and as a result of the transaction, AGCO directly and indirectly owns an 85% interest in the Joint Venture and Trimble owns a 15% interest in the Joint Venture. The purchase price was funded using net proceeds from the issuance of Senior Notes due 2027 and 2034, a term loan facility and the remainder through other borrowings and cash on hand. Refer to Note 9 for further information. AGCO began consolidating PTx Trimble within its consolidated financial statements on April 1, 2024.

    The Company is accounting for the Joint Venture transaction as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recorded at their acquisition date fair value. The Company preliminarily allocated the purchase price of the acquisition to identified assets acquired, liabilities assumed, and noncontrolling interests based on their estimated fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The Company calculated the fair value of the assets acquired using the income, market or cost approach (or a combination thereof). Fair values of certain assets were determined based on Level 3 inputs, including estimated future cash flows, discount rates, royalty rates, growth rates and sales projections, all of which require significant management judgment and are susceptible to change. The purchase price allocation was based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date becomes available. The Company continues to evaluate the valuation of the assets acquired and liabilities assumed related to the acquisition, including inventories, developed technologies, trade names, favorable contracts, customer relationships, deferred taxes and redeemable noncontrolling interests. The final fair value of the net assets acquired may result in adjustments to these assets and liabilities, including goodwill. Any subsequent measurement period adjustments are not expected to have a material impact on the Company's results of operations. The goodwill consists of expected future economic benefits that will arise from expected future product sales, operating efficiencies and sales channel synergies that may result from the Joint Venture. The Company expects that the portion of the goodwill balance allocated to the US business will be deductible for tax purposes, and the goodwill allocated to the Joint Venture’s investments in foreign subsidiaries, primarily in Germany and France, will not be deductible for tax purposes. At this time, the assignment of goodwill to reporting units has not yet been completed.

    The estimated purchase consideration transferred consisted of the following (in millions):

Purchase Consideration
Total cash consideration for OneAg	$1,954.0
Estimated working capital and other adjustments	(45.6)
Equity transaction associated with JCA noncontrolling interest (a)	3.1
Total purchase consideration	$1,911.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

(a) Equity transaction associated with JCA noncontrolling interest

The transfer of the 15% interest in AGCO's JCA business is accounted for as an equity transaction. The adjustment to additional paid-in-capital represents the excess of the fair value of the JCA business transferred over its historical carrying amount. The fair value of the JCA business was determined using a discounted cash flow model.

    The preliminary fair values of the assets acquired, liabilities assumed and noncontrolling interests as of the acquisition date are presented in the following table (in millions):

As of April 1, 2024
Cash	$6.3
Accounts receivable	12.3
Inventories	58.9
Other current assets	3.5
Property, plant and equipment	21.6
Deferred tax assets	0.1
Right-of-use lease assets	2.4
Other assets (non-current)	0.1
Intangible assets	545.0
Goodwill	1,803.3
Total assets acquired	$2,453.5

Accounts payable	$(2.1)
Accrued expenses	(11.3)
Other current liabilities	(14.0)
Operating lease liabilities	(1.6)
Deferred tax liabilities	(4.0)
Other noncurrent liabilities	(9.6)
Total liabilities assumed	$(42.6)

Redeemable noncontrolling interests (b)	(499.4)

Net assets acquired	$1,911.5

(b) Redeemable noncontrolling interests

Trimble has a put option to sell its noncontrolling interests to the Company, and the Company has a call option to redeem Trimble's noncontrolling interests. The first exercisable date of both the put and call options is April 1, 2027. The put and call options prices are based on multiples of EBITDA, subject to the terms of the Agreement. We estimated the preliminary fair value of the put and call options using a Monte Carlo simulation along with a Black Scholes model assuming an exercise date of three years from the close of the transaction, the first allowable exercise date. We evaluated the put and call options for the redeemable noncontrolling interests under ASC 480, Distinguishing Liabilities from Equity, and classified the redeemable noncontrolling interests as mezzanine equity based on its redemption features. The amount of the net income or loss attributable to the redeemable noncontrolling interests is recorded in “Net loss attributable to noncontrolling interests” within the Company's Condensed Consolidated Statements of Operations. To the extent the redemption value exceeds the initial fair value recorded, the Company will recognize the entire change in the redemption amount each reporting period in retained earnings.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The acquired identifiable intangible assets of OneAg as of the date of the acquisition are summarized in the following table (in millions):

	Fair Value	Useful Life(1)
Developed Technology	$453.0	7 -10 years
Customer Relationships	39.4	20 years
Tradename	10.7	5 years
Favorable contracts	41.9	2 - 7 years
	$545.0
____________________________________
(1) Based on available information and certain assumptions that we believe are reasonable.

    The following unaudited pro forma financial information presents the consolidated results of operations as if the OneAg acquisition had occurred on January 1, 2023. OneAg's pre-acquisition results have been added to the Company's historical results. The pro forma results contained in the table below include adjustments for (i) the elimination of sales between the Company and OneAg, (ii) amortization of acquired intangible assets (iii) interest expense and amortization of debt issuance costs related to borrowings under the Senior Notes due 2027 and 2034 and term loan facility and (iv) transaction-related costs as if these had been incurred on January 1, 2023 for the periods ending June 30, 2023 and 2024, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unaudited Consolidated Pro Forma Results
Net sales	$3,246.6	$3,948.4	$6,258.7	$7,419.5
Net income (loss) attributable to AGCO Corporation and subsidiaries	(354.4)	314.3	(188.7)	515.5

    These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor are they necessarily an indication of future operating results.

    The amounts of PTx Trimble's net sales and net loss attributable to AGCO Corporation and subsidiaries consolidated by the Company since the acquisition date were $69.0 million and $10.0 million, respectively.

    During the six months ended June 30, 2024, transaction-related costs of approximately $23.3 million were expensed as incurred to “Selling, general and administrative expenses” in the Company's Condensed Consolidated Statements of Operations.

3.    BUSINESS HELD FOR SALE

    On July 25, 2024, the Company announced it had entered into a definitive agreement to sell the majority of its Grain & Protein (“G&P”) business for a purchase price of $700.0 million, subject to customary working capital and other adjustments. As of June 30, 2024, the business met the criteria to be classified as held for sale. The Company recognizes assets and liabilities held for sale at the lower of carrying value or fair market value less costs to sell. The Company determined the intended sale of the G&P business does not represent a strategic shift that will have a major effect on the consolidated results of operations, and therefore results of this business were not classified as discontinued operations. The results of the G&P business are included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments. Upon classification as held for sale, the Company recognized a loss on business held for sale of $494.6 million, which represents the estimated loss on the business held for sale, and is included within “Loss on business held for sale” in the Company's Condensed Consolidated Statements of Operations. The estimated loss includes $84.6 million of cumulative translation adjustment losses related to the assets expected to be divested and an estimate of costs to sell the business. The closing of the transaction is subject to customary closing conditions and is expected to be completed in the second half of 2024.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The major categories of assets and liabilities of the business classified as held for sale as of June 30, 2024 were as follows:

June 30, 2024
Current assets held for sale:
Cash and cash equivalents	$20.0
Accounts and notes receivable, net	203.8
Inventories, net	186.7
Other current assets	22.5
Total current assets held for sale	433.0
Property, plant and equipment, net	98.6
Right-of-use lease assets	15.7
Other assets	8.1
Intangible assets, net	112.3
Goodwill	213.6
Total assets held for sale	$881.3

Current liabilities held for sale:
Accounts payable	$117.7
Accrued expenses	105.9
Other current liabilities	46.7
Total current liabilities held for sale	270.3
Long-term debt, less current portion and debt issuance costs	0.8
Deferred tax liabilities	11.4
Pension and postretirement health care benefits	0.3
Operating lease liabilities	10.9
Other noncurrent liabilities	4.5
Total liabilities held for sale	$298.2

Disposal group, net	$583.1

4.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

    The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. The cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements that remain outstanding as of June 30, 2024 and December 31, 2023 was approximately $2.4 billion and $2.5 billion, respectively.

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

    In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The cash received from trade receivables sold under factoring arrangements that remain outstanding as of

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

June 30, 2024 and December 31, 2023 was approximately $221.4 million and $254.1 million, respectively. Under these arrangements, the Company is required to continue to service the sold receivables at market rates. The Company does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements and determined that receivables sold under these agreements should be accounted for as off-balance sheet transactions.

    Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $35.9 million and $63.8 million during the three and six months ended June 30, 2024, respectively. Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately and $30.3 million and $58.8 million during the three and six months ended June 30, 2023, respectively.

    The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. As of June 30, 2024 and December 31, 2023, these finance joint ventures had approximately $187.7 million and $211.3 million, respectively, of outstanding accounts receivable associated with these arrangements.

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

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill during the six months ended June 30, 2024 are summarized as follows (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Unallocated(1)	Consolidated
Balance as of December 31, 2023	$668.2	$93.5	$458.5	$113.2	$—	$1,333.4
Acquisitions	—	—	8.7	—	1,803.3	1,812.0
Reclassified to held for sale(2)	(524.0)	(12.8)	(61.1)	(110.3)	—	(708.2)
Foreign currency translation	(1.4)	(11.8)	(13.0)	(2.9)	(0.3)	(29.4)
Balance as of June 30, 2024	$142.8	$68.9	$393.1	$—	$1,803.0	$2,407.8
____________________________________
(1) Unallocated goodwill relates to the PTx Trimble joint venture transaction. Refer to Note 2 for additional information.
(2) Reclassification resulting from the Company's classification of the G&P business as held for sale, $494.6 million is included within “Loss on business held for sale” in the Company’s Condensed Consolidated Statements of Operations and $213.6 million is included within “Assets held for sale” in the Company’s Condensed Consolidated Balance Sheets. Refer to Note 3 for additional information.

    Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1st each year.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Changes in the carrying amount of acquired intangible assets during the six months ended June 30, 2024 are summarized as follows (in millions):

Gross carrying amounts:	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Other	Total
Balance as of December 31, 2023	$194.3	$580.7	$148.2	$6.3	$929.5
Acquisitions	10.7	39.4	453.0	41.9	545.0
Reclassified to held for sale(1)	(122.0)	(417.3)	(58.7)	—	(598.0)
Foreign currency translation	(3.5)	(11.6)	(6.6)	(0.1)	(21.8)
Balance as of June 30, 2024	$79.5	$191.2	$535.9	$48.1	$854.7

Accumulated amortization:	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Other	Total
Balance as of December 31, 2023	$114.5	$483.4	$113.3	$1.7	$712.9
Amortization expense	5.5	31.6	5.0	3.5	45.6
Reclassified to held for sale(1)	(73.9)	(367.4)	(48.9)	—	(490.2)
Foreign currency translation	(2.2)	(23.1)	7.6	(0.1)	(17.8)
Balance as of June 30, 2024	$43.9	$124.5	$77.0	$5.1	$250.5

Indefinite-lived intangible assets:	Trademarks and Trade Names
Balance as of December 31, 2023	$85.9
Foreign currency translation	(1.1)
Balance as of June 30, 2024	$84.8
____________________________________
(1) Reclassification resulting from the Company's classification of the G&P business as held for sale. Refer to Note 3 for additional information.

    The Company amortizes certain acquired identifiable intangible assets primarily on a straight-line basis over their estimated useful lives, which range from one to 50 years. External-use software, net, developed by the Company and marketed externally, was approximately $0.9 million and $6.3 million as of June 30, 2024 and December 31, 2023, respectively, and classified within “Intangible assets, net.” As of June 30, 2024, $4.5 million of external-use software, net was reclassified to held for sale.

6.    INVENTORIES

    Inventories, net at June 30, 2024 and December 31, 2023, excluding amounts classified as held for sale, were as follows (in millions):

	June 30, 2024	December 31, 2023
Finished goods	$1,605.1	$1,460.7
Repair and replacement parts	808.6	823.1
Work in process	279.0	255.2
Raw materials	806.7	901.7
Inventories, net	$3,499.4	$3,440.7

    At June 30, 2024 and December 31, 2023, the Company had recorded $261.0 million and $238.9 million respectively, as a reserve for surplus and obsolete inventories. These reserves are reflected within "Inventories, net" within the Company's Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

7.    PRODUCT WARRANTY

    The warranty reserve activity for the three and six months ended June 30, 2024 and 2023, including deferred revenue associated with the Company's extended warranties that have been sold, was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$793.1	$677.0	$800.8	$640.0
Acquisitions	4.1	—	4.1	—
Accruals for warranties issued	93.8	107.8	185.9	197.5
Settlements made and deferred revenue recognized	(93.6)	(63.4)	(175.6)	(127.9)
Reclassified to held for sale(1)	(11.6)	—	(11.6)	—
Foreign currency translation	(11.2)	5.8	(29.0)	17.6
Balance at June 30	$774.6	$727.2	$774.6	$727.2
____________________________________
(1) Reclassification resulting from the Company's classification of the G&P business as held for sale. Refer to Note 3 for additional information.

    The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. The Company's extended warranty period for the majority of products ranges from three to five years. Revenue is recognized for the extended warranty contracts on a straight-line basis, which the Company believes approximates the cost expected to be incurred in satisfying the obligations, over the extended warranty period. Approximately $635.6 million, $679.9 million and $613.6 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2024, December 31, 2023 and June 30, 2023, respectively. Approximately $139.0 million, $120.9 million and $113.6 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2024, December 31, 2023, and June 30, 2023, respectively.

    The Company recognizes potential recoveries of the costs associated with warranties it provides when the collection is probable. When specifics of the recovery have been agreed upon with the Company’s suppliers through the confirmation of liability for the recovery, the Company records the recovery within “Accounts and notes receivable, net” in the Company's Condensed Consolidated Balance Sheets. Estimates of the amount of warranty claim recoveries to be received from the Company’s suppliers based upon contractual supplier arrangements are recorded within “Other current assets” in the Company's Condensed Consolidated Balance Sheets.

8.    SUPPLIER FINANCE PROGRAMS

    The Company has supplier financing arrangements with certain banks or other intermediaries whereby a bank or intermediary purchases receivables held by the Company’s suppliers. Under the program, suppliers have the option to be paid by the bank or intermediary earlier than the payment due date. When the supplier receives an early payment, they receive discounted amounts, and the Company pays the bank or intermediary the face amount of the invoice on the payment due date. The Company does not reimburse suppliers for any costs incurred for participation in the program. The Company and its suppliers agree on the contractual terms, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the supplier finance programs. The suppliers’ voluntary inclusion in the supplier financing programs has no bearing on the Company’s payment terms. The Company has no economic interest in a supplier’s decision to participate in the programs, and the Company has no direct financial relationship with the banks or other intermediaries as it relates to the supplier finance programs. As of June 30, 2024, payment terms with the majority of the Company’s suppliers are generally 30 to 180 days, which correspond to the contractual terms, with rates that are based on market rates (such as SOFR) plus a credit spread. There are no assets pledged as security under the programs. As of June 30, 2024 and December 31, 2023, the amounts outstanding that remain unpaid to the banks or other intermediaries totaled $92.9 million and $82.7 million, respectively, and are reflected in “Accounts payable” in the Company’s Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

9.    INDEBTEDNESS

    Long-term debt, excluding amounts classified as held for sale, consisted of the following at June 30, 2024 and December 31, 2023 (in millions):

	June 30, 2024	December 31, 2023
Credit facility, expires 2027	$760.0	$—
Term Loan Facility borrowings	500.0	—
5.450% Senior notes due 2027	400.0	—
5.800% Senior notes due 2034	700.0	—
0.800% Senior notes due 2028	642.0	664.0
1.002% EIB Senior term loan due 2025	267.5	276.7
EIB Senior term loan due 2029	267.5	276.7
EIB Senior term loan due 2030	181.9	—
Senior term loans due between 2025 and 2028	156.8	162.1
Other long-term debt	1.0	3.1
Debt issuance costs	(13.0)	(3.1)
	3,863.7	1,379.5

Less:
Current portion of other long-term debt	(1.0)	(2.3)
1.002% EIB Senior term loan due 2025	(267.5)	—
Total long-term indebtedness	$3,595.2	$1,377.2

Credit Facility and Term Loan Facility

    In December 2022, the Company, certain of its subsidiaries and Rabobank, and other named lenders entered into an amendment to its credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“Credit Facility”), which replaced the Company’s former $800.0 million multi-currency unsecured revolving credit facility. The amendment provided an additional $450.0 million in borrowing capacity. An initial borrowing under the credit facility was used to repay and retire a $240.0 million short-term multi-currency revolving credit facility with Rabobank that matured on March 31, 2023. The Credit Facility consists of a $325.0 million United States dollar tranche and a $925.0 million multi-currency tranche for loans denominated in United States dollars, Euros or other currencies to be agreed upon. The Credit Facility matures on December 19, 2027. Interest accrues on amounts outstanding for any borrowings denominated in United States dollars, at the Company’s option, at either (1) the Secured Overnight Financing Rate (“SOFR”) plus 0.1% plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating, or (2) the base rate, which is the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) Term SOFR for a one-month tenor plus 1.0%, plus a margin ranging from 0.000% to 0.875% based on the Company’s credit rating. Interest accrues on amounts outstanding for any borrowings denominated in Euros at the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating. As of June 30, 2024, the Company had $760.0 million in outstanding borrowings under the revolving credit facility and had the ability to borrow $489.9 million.

    In December 2023, the Company amended the Credit Facility to allow for incremental borrowings in the form of a delayed draw term loan facility in an aggregate principal amount of $250.0 million. In March 2024, the Company further amended the Credit Facility to increase this amount by $250.0 million, for an aggregate amount of $500.0 million (“Term Loan Facility”). The Company drew down the Term Loan Facility on March 28, 2024. Borrowings under the Term Loan Facility bear interest at the same rate and margin as the Credit Facility. The Term Loan Facility matures on December 19, 2027. As of June 30, 2024, the Company had $500.0 million outstanding under the Term Loan Facility.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Uncommitted Credit Facility

    In June 2022, the Company entered into an uncommitted revolving credit facility that allows the Company to borrow up to €100.0 million (or approximately $107.0 million as of June 30, 2024). The credit facility expires on December 31, 2026. Any loans will bear interest at the EURIBOR plus a credit spread. As of June 30, 2024 and December 31, 2023, the Company had no outstanding borrowings under the revolving credit facility and had the ability to borrow €100.0 million (or approximately $107.0 million).

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

0.800% Senior Notes due 2028

    On October 6, 2021, the Company issued €600.0 million (or approximately $642.0 million as of June 30, 2024) of senior notes at an issue price of 99.993%. The notes mature on October 6, 2028, and interest is payable annually, in arrears, at 0.800%. The notes contain covenants restricting, among other things, the incurrence of certain secured indebtedness. The senior notes are subject to both optional and mandatory redemption in certain events.

1.002% European Investment Bank ("EIB") Senior Term Loan due 2025

    On January 25, 2019, the Company borrowed €250.0 million (or approximately $267.5 million as of June 30, 2024) from the EIB. The loan matures on January 24, 2025. The Company is permitted to prepay the loan before its maturity date. Interest is payable on the loan at 1.002% per annum, payable semi-annually in arrears.

EIB Senior Term Loans due 2029 and 2030

    On September 29, 2023, the Company entered into a multi-currency Finance Contract with the EIB permitting the Company to borrow up to €250.0 million to fund up to 50% of certain investments in research, development and innovation primarily in Germany, France and Finland during the period from 2023 through 2026. On October 26, 2023, the Company borrowed €250.0 million (or approximately $267.5 million as of June 30, 2024) under the arrangement. The loan matures on October 26, 2029. The loan generally can be prepaid at any time upon the election of the Company and must be prepaid upon the occurrence of certain events. Interest is payable on the term loan at 3.980% per annum, payable semi-annually in arrears. The Company also has to fulfill financial covenants with respect to a net leverage ratio and an interest coverage ratio.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    On January 25, 2024, the Company entered into an additional multi-currency Finance Contract with the EIB permitting the Company to borrow up to €170.0 million, for which the proceeds will be used in a similar manner as described for the EIB Senior Term Loan due 2029 above. On February 15, 2024, the Company borrowed €170.0 million (or approximately $181.9 million as of June 30, 2024) under the arrangement. The loan matures on February 15, 2030. The loan generally can be prepaid at any time upon the election of the Company and must be prepaid upon the occurrence of certain events. Interest is payable on the term loan at 3.416% per annum, payable semi-annually in arrears. The Company also has to fulfill financial covenants with respect to a net leverage ratio and an interest coverage ratio.

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

    In aggregate, as of June 30, 2024, the Company had indebtedness of €146.5 million (or approximately $156.8 million as of June 30, 2024) through a group of four remaining related term loan agreements. The provisions of the term loan agreements are substantially identical, with the exception of interest rate terms and maturities. As of June 30, 2024, for the term loans with a fixed interest rate, interest is payable in arrears on an annual basis, with interest rates ranging from 1.67% to 2.26% and maturity dates between August 2025 and August 2028. For the term loan with a floating interest rate, interest is payable in arrears on a semi-annual basis, with an interest rate based on the EURIBOR plus a margin of 1.10% and a maturity date of August 2025.

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

Other Short-Term Borrowings

    As of June 30, 2024 and December 31, 2023, the Company had short-term borrowings due within one year, excluding the current portion of long-term debt, of approximately $51.7 million and $12.7 million, respectively.

Standby Letters of Credit and Similar Instruments

    The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At June 30, 2024 and December 31, 2023, outstanding letters of credit totaled approximately $14.7 million and $14.7 million, respectively.

10.    RESTRUCTURING EXPENSES

    On June 24, 2024, the Company announced a restructuring program (the “Program”) in response to increased weakening demand in the agriculture industry. The initial phase of the Program is focused on further reducing structural costs, streamlining the Company’s workforce and enhancing global efficiencies related to changing the Company’s operating model for certain corporate and back-office functions and better leveraging technology and global centers of excellence. The Company estimates that it will incur charges for one-time termination benefits of approximately $150.0 million to $200.0 million in connection with this phase of the Program, primarily consisting of cash charges related to severance payments, employees benefits and related costs. The Company expects the majority of these cash charges will be incurred in 2024 and the first half of 2025.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Additionally, in recent years, the Company announced and initiated several actions to rationalize employee headcount in various manufacturing facilities and administrative offices located in the U.S., Europe, South America, Africa and Asia, in order to reduce costs in response to fluctuating global market demand.

    Restructuring expenses activity, which relates to severance and other related costs, during the three and six months ended June 30, 2024 is summarized as follows (in millions):

Balance as of December 31, 2023	$7.8
First quarter 2024 provision	1.1
First quarter 2024 cash activity	(3.4)
Foreign currency translation	(0.2)
Balance as of March 31, 2024	$5.3
Second quarter 2024 provision	30.5
Second quarter 2024 provision reversal	(0.4)
Second quarter 2024 cash activity	(2.1)
Reclassified to held for sale(1)	(0.4)
Foreign currency translation	(0.3)
Balance as of June 30, 2024	$32.6
____________________________________
(1) Reclassification resulting from the Company's classification of the G&P business as held for sale. Refer to Note 3 for additional information.

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

    The Company designates certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was approximately $386.6 million and $262.2 million as of June 30, 2024 and December 31, 2023, respectively.

Steel Commodity Contracts

    The Company designates certain steel commodity contracts as cash flow hedges of expected future purchases of steel. The total notional value of derivatives that were designated as cash flow hedges was approximately $0.1 million and $2.5 million as of June 30, 2024 and December 31, 2023, respectively.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following tables summarize the after-tax impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss and net income (loss) during the three and six months ended June 30, 2024 and 2023 (in millions):

		Recognized in Net Income (Loss)
Three Months Ended June 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2024
Foreign currency contracts(1)	$(3.5)	Cost of goods sold	$(1.5)	$2,409.1
Commodity contracts(2)	—	Cost of goods sold	(0.2)	$2,409.1
Treasury rate locks	—	Interest expense, net	0.2	$29.9
Total	$(3.5)		$(1.5)
2023
Foreign currency contracts	$(5.0)	Cost of goods sold	$(0.8)	$2,817.0
Commodity contracts	(0.7)	Cost of goods sold	(0.4)	$2,817.0
Total	$(5.7)		$(1.2)

		Recognized in Net Income (Loss)
Six Months Ended June 30,	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of the Line Item in the Condensed Consolidated Statements of Operations Containing Hedge Gains (Losses)
2024
Foreign currency contracts(1)	$(4.7)	Cost of goods sold	$(3.8)	$4,568.0
Commodity contracts(2)	(0.3)	Cost of goods sold	(0.2)	$4,568.0
Treasury rate locks	6.1	Interest expense, net	0.2	$31.8
Total	$1.1		$(3.8)
2023
Foreign currency contracts	$(6.9)	Cost of goods sold	$(2.6)	$5,295.6
Commodity contracts	0.2	Cost of goods sold	(0.1)	$5,295.6
Total	$(6.7)		$(2.7)
____________________________________
(1) The outstanding contracts as of June 30, 2024 range in maturity through December 2024.
(2) As of June 30, 2024, there were no outstanding contracts with future maturity dates.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended June 30, 2024 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated derivative net gains as of March 31, 2024	$8.1	$2.0	$6.1
Net changes in fair value of derivatives	(2.8)	0.7	(3.5)
Net losses reclassified from accumulated other comprehensive loss into income	1.5	—	1.5
Accumulated derivative net gains as of June 30, 2024	$6.8	$2.7	$4.1

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the six months ended June 30, 2024 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated derivative net losses as of December 31, 2023	$(1.3)	$(0.5)	$(0.8)
Net changes in fair value of derivatives	4.0	2.9	1.1
Net losses reclassified from accumulated other comprehensive loss into income	4.1	0.3	3.8
Accumulated derivative net gains as of June 30, 2024	$6.8	$2.7	$4.1

    As of June 30, 2024, approximately $0.9 million gain and $0.1 million loss of realized derivatives, before taxes, remain in accumulated other comprehensive loss related to foreign currency contracts and commodity contracts, respectively, associated with inventory that had not yet been sold.

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

    On January 29, 2021, the Company entered into a cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap has an expiration date of January 29, 2028. At maturity of the cross currency swap contract, the Company will deliver the notional amount of approximately €247.9 million (or approximately $265.3 million as of June 30, 2024) and will receive $300.0 million from the counterparties. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until the maturity of the cross currency swap.

    During the six months ended June 30, 2023, the Company designated €150.0 million of its multi-currency revolving credit facility maturing December 2027 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. This portion of the multi-currency revolving credit facility was repaid in December 2023. The Company recognized the change in fair value of the foreign currency denominated debt designated as a net investment hedge, a gain of $0.1 million and $1.0 million, net of tax, in accumulated other comprehensive loss during the three and six months ended June 30, 2023, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	June 30, 2024	December 31, 2023
Cross currency swap contract	$300.0	$300.0

    The following table summarizes the changes in the fair value of the cross currency swap contract designated as a net investment hedge during the three and six months ended June 30, 2024 and 2023 (in millions):

	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Three Months Ended			Gain (Loss) Recognized in Accumulated Other Comprehensive Loss for the Six Months Ended
	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
June 30, 2024	$3.4	$0.8	$2.6	$8.1	$2.0	$6.1
June 30, 2023	(5.7)	(1.5)	(4.2)	(6.7)	(1.7)	(5.0)

Derivative Transactions Not Designated as Hedging Instruments

    The Company enters into foreign currency contracts to economically hedge a portion of its receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts are classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of June 30, 2024 and December 31, 2023, the Company had outstanding foreign currency contracts with a notional amount of approximately $2,645.5 million and $3,125.1 million, respectively.

    The following table summarizes the results on net income of derivatives not designated as hedging instruments (in millions):

		Gain (Loss) Recognized in Net Income for the Three Months Ended		Gain (Loss) Recognized in Net Income for the Six Months Ended
	Classification of Gain (Loss)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Foreign currency contracts	Other expense, net	$(33.5)	$37.9	$(41.8)	$49.1

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The table below sets forth the fair value of derivative instruments as of June 30, 2024 (in millions):

	Asset Derivatives as of June 30, 2024		Liability Derivatives as of June 30, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$4.4	Other current liabilities	$6.2
Cross currency swap contract	Other noncurrent assets	28.4	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts(1)	Other current assets	2.1	Other current liabilities	10.8
Foreign currency contracts	Current assets held for sale	0.2	Current liabilities held for sale	0.1
Total derivative instruments		$35.1		$17.1
__________________________________
(1) The outstanding contracts as of June 30, 2024 range in maturity through August 2024.
    The table below sets forth the fair value of derivative instruments as of December 31, 2023 (in millions):

	Asset Derivatives as of December 31, 2023		Liability Derivatives as of December 31, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.3	Other current liabilities	$1.2
Cross currency swap contract	Other noncurrent assets	20.3	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts(1)	Other current assets	17.1	Other current liabilities	12.8
Total derivative instruments		$38.7		$14.0
___________________________________
(1) The outstanding contracts as of December 31, 2023 range in maturity through February 2024.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.    STOCKHOLDERS’ EQUITY

    The following tables set forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three and six months ended June 30, 2024 and 2023 (in millions):

	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, March 31, 2024	$—	$0.7	$—	$6,505.9	$(1,751.5)	$0.1	$4,755.2
Stock compensation	—	—	6.4	—	—	—	6.4
Issuance of stock awards	—	—	(0.3)	0.1	—	—	(0.2)
Comprehensive income:
Net loss	(1.8)	—	—	(367.1)	—	—	(367.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.0)	—	—	—	(135.1)	—	(135.1)
Defined benefit pension plans, net of tax	—	—	—	—	1.9	—	1.9
Deferred gains and losses on derivatives, net of tax	—	—	—	—	(2.0)	—	(2.0)
Payment of dividends to stockholders	—	—	—	(208.3)	—	—	(208.3)
Equity transaction associated with JCA noncontrolling interest (Note 2)	—	—	3.1	—	—	—	3.1
Initial fair value of redeemable noncontrolling interests (Note 2)	499.4	—	—	—	—	—	—
Investment by redeemable noncontrolling interest (Note 2)	8.1	—	—	—	—	—	—
Balance, June 30, 2024	$504.7	$0.7	$9.2	$5,930.6	$(1,886.7)	$0.1	$4,053.9

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2023	$—	$0.7	$4.1	$6,360.0	$(1,708.1)	$0.1	$4,656.8
Stock compensation	—	—	14.8	—	—	—	14.8
Issuance of stock awards	—	—	(12.7)	(0.4)	—	—	(13.1)
SSARs exercised	—	—	(0.1)	—	—	—	(0.1)
Comprehensive income:
Net loss	(1.8)	—	—	(199.1)	—	—	(199.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.0)	—	—	—	(187.1)	—	(187.1)
Defined benefit pension plans, net of tax	—	—	—	—	3.6	—	3.6
Deferred gains and losses on derivatives, net of tax	—	—	—	—	4.9	—	4.9
Payment of dividends to stockholders	—	—	—	(229.9)	—	—	(229.9)
Equity transaction associated with JCA noncontrolling interest (Note 2)	—	—	3.1	—	—	—	3.1
Initial fair value of redeemable noncontrolling interests (Note 2)	499.4	—	—	—	—	—	—
Investment by redeemable noncontrolling interest (Note 2)	8.1	—	—	—	—	—	—
Balance, June 30, 2024	$504.7	$0.7	$9.2	$5,930.6	$(1,886.7)	$0.1	$4,053.9

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, March 31, 2023	$0.7	$24.7	$5,863.7	$(1,756.4)	$0.2	$4,132.9
Stock compensation	—	13.3	—	—	—	13.3
Issuance of stock awards	—	(1.8)	—	—	—	(1.8)
SSARs exercised	—	(0.1)	—	—	—	(0.1)
Comprehensive income:
Net income	—	—	319.2	—	—	319.2
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	74.2	—	74.2
Defined benefit pension plans, net of tax	—	—	—	1.9	—	1.9
Deferred gains and losses on derivatives, net of tax	—	—	—	(4.5)	—	(4.5)
Payment of dividends to stockholders	—	—	(396.1)	—	—	(396.1)
Balance, June 30, 2023	$0.7	$36.1	$5,786.8	$(1,684.8)	$0.2	$4,139.0

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2022	$0.7	$30.2	$5,654.6	$(1,803.1)	$0.2	$3,882.6
Stock compensation	—	27.3	—	—	—	27.3
Issuance of stock awards	—	(20.2)	—	—	—	(20.2)
SSARs exercised	—	(1.2)	—	—	—	(1.2)
Comprehensive income:
Net income	—	—	551.8	—	—	551.8
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	118.6	—	118.6
Defined benefit pension plans, net of tax	—	—	—	3.7	—	3.7
Deferred gains and losses on derivatives, net of tax	—	—	—	(4.0)	—	(4.0)
Payment of dividends to stockholders	—	—	(414.1)	—	—	(414.1)
Adoption of ASU 2016-13 by finance joint ventures	—	—	(5.5)	—	—	(5.5)
Balance, June 30, 2023	$0.7	$36.1	$5,786.8	$(1,684.8)	$0.2	$4,139.0

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the six months ended June 30, 2024 (in millions):

	Defined Benefit Pension Plans	Deferred Net (Losses) Gains on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2023	$(238.6)	$(0.8)	$(1,468.7)	$(1,708.1)
Other comprehensive income (loss) before reclassifications	—	1.1	(187.1)	(186.0)
Net losses reclassified from accumulated other comprehensive loss	3.6	3.8	—	7.4
Other comprehensive income (loss)	3.6	4.9	(187.1)	(178.6)
Accumulated other comprehensive loss, June 30, 2024	$(235.0)	$4.1	$(1,655.8)	$(1,886.7)

    The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three and six months ended June 30, 2024 and 2023 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2024(1)	Three Months Ended June 30, 2023(1)
Derivatives:
Net losses on foreign currency contracts	$1.6	$1.3	Cost of goods sold
Net losses on commodity contracts	0.2	0.5	Cost of goods sold
Net gains on treasury rate locks	(0.3)	—	Interest expense, net
Reclassification before tax	1.5	1.8
Income tax benefit	—	(0.6)	Income tax provision
Reclassification net of tax	$1.5	$1.2

Defined benefit pension plans:
Amortization of net actuarial losses	$2.2	$2.2	Other expense, net(2)
Amortization of prior service cost	0.4	0.4	Other expense, net(2)
Reclassification before tax	2.6	2.6
Income tax benefit	(0.7)	(0.7)	Income tax provision
Reclassification net of tax	$1.9	$1.9

Net losses reclassified from accumulated other comprehensive loss	$3.4	$3.1
__________________________________
(1) Losses included within the Condensed Consolidated Statements of Operations for the three months ended June 30, 2024 and 2023, respectively.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 15 for additional information.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Six Months Ended June 30, 2024(1)	Six Months Ended June 30, 2023(1)
Derivatives:
Net losses on foreign currency contracts	$4.2	$3.5	Cost of goods sold
Net losses on commodity contracts	0.2	0.1	Cost of goods sold
Net gains on treasury rate locks	(0.3)	—	Interest expense, net
Reclassification before tax	4.1	3.6
Income tax benefit	(0.3)	(0.9)	Income tax provision
Reclassification net of tax	$3.8	$2.7

Defined benefit pension plans:
Amortization of net actuarial losses	$4.4	$4.2	Other expense, net(2)
Amortization of prior service cost	0.8	0.8	Other expense, net(2)
Reclassification before tax	5.2	5.0
Income tax benefit	(1.6)	(1.3)	Income tax provision
Reclassification net of tax	$3.6	$3.7

Net losses reclassified from accumulated other comprehensive loss	$7.4	$6.4
__________________________________
(1) Losses included within the Condensed Consolidated Statements of Operations for the six months ended June 30, 2024 and 2023, respectively.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 15 for additional information.

Share Repurchase Program

    In November 2023, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase $53.0 million of shares of its common stock. The Company received approximately 371,669 shares associated with this transaction as of December 31, 2023. In January 2024, the Company received an additional 82,883 shares upon final settlement of its November 2023 ASR agreement. All shares received under the ASR agreement were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2024, the Company did not purchase any shares directly or enter into any accelerated share repurchase agreements.

    As of June 30, 2024, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $57.0 million, which has no expiration date.

Dividends

    On April 25, 2024, the Company's Board of Directors declared a special variable dividend of $2.50 per common share that was paid during the second quarter of 2024. During the three months ended June 30, 2024 and June 30, 2023, the Company declared and paid cash dividends of $2.79 and $5.28 per common share, respectively. During the six months ended June 30, 2024 and June 30, 2023, the Company declared and paid cash dividends of $3.08 and $5.52 per common share, respectively. On July 11, 2024, the Company's Board of Directors declared a regular quarterly dividend of $0.29 per common share to be paid on September 16, 2024, to all stockholders of record as of the close of business on August 15, 2024.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

13.    NET INCOME (LOSS) PER COMMON SHARE

    Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share assumes the exercise of outstanding stock-settled stock appreciation rights ("SSARs") and the vesting of restricted stock unit awards ("RSUs") using the treasury stock method when there is no other circumstance other than the passage of time under which they would not be issued, and the effects of such assumptions are dilutive.

    A reconciliation of net income attributable to AGCO Corporation and subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share for the three and six months ended June 30, 2024 and 2023 is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic net income (loss) per share:
Net income (loss) attributable to AGCO Corporation and subsidiaries	$(367.1)	$319.2	$(199.1)	$551.8
Weighted average number of common shares outstanding	74.6	74.9	74.6	74.9
Basic net income (loss) per share attributable to AGCO Corporation and subsidiaries	$(4.92)	$4.26	$(2.67)	$7.37
Diluted net income (loss) per share:
Net income (loss) attributable to AGCO Corporation and subsidiaries	$(367.1)	$319.2	$(199.1)	$551.8
Weighted average number of common shares outstanding	74.6	74.9	74.6	74.9
Dilutive SSARs and RSUs	0.1	0.1	0.1	0.1
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	74.7	75.0	74.7	75.0
Diluted net income (loss) per share attributable to AGCO Corporation and subsidiaries	$(4.92)	$4.26	$(2.67)	$7.36

14.    INCOME TAXES

    At June 30, 2024 and December 31, 2023, the Company had approximately $387.1 million and $351.2 million, respectively, of gross unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. Gross unrecognized income tax benefits as of June 30, 2024 and December 31, 2023 exclude certain indirect favorable effects that relate to other tax jurisdictions of approximately $123.7 million and $103.9 million, respectively. In addition, the gross unrecognized income tax benefits as of June 30, 2024 and December 31, 2023 exclude certain deposits made in a foreign jurisdiction of approximately $26.0 million, net of $19.1 million refunds received, and $26.9 million, net of $19.7 million refunds received, respectively, associated with an ongoing audit.

    At June 30, 2024 and December 31, 2023, the Company had approximately $11.3 million and $9.9 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months, reflected in “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheets. At June 30, 2024 and December 31, 2023, the Company had approximately $378.3 million and $344.2 million, respectively, of accrued taxes reflected in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At June 30, 2024 and December 31, 2023, the Company had accrued interest and penalties related to unrecognized tax benefits of approximately $29.7 million and $27.9 million, respectively. Generally, tax years 2019 through 2023 remain open to examination by taxing authorities in the United States and certain other foreign tax jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in the United States and in various state, local and foreign jurisdictions. As of June 30, 2024, a number of income tax examinations in foreign jurisdictions are ongoing.

    The Company maintains a valuation allowance to reserve against its net deferred tax assets in certain foreign jurisdictions. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

    In recent decisions, the Brazilian courts have confirmed a favorable tax ruling regarding the taxability of certain state value added tax incentive benefits, which allowed the Company to record a $31.7 million reduction in the provision for income taxes during the three months ended June 30, 2024.

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

15.    PENSION AND POSTRETIREMENT BENEFIT PLANS

    Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three and six months ended June 30, 2024 and 2023 are set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Pension benefits	2024	2023	2024	2023
Service cost	$2.1	$2.4	$4.2	$4.8
Interest cost	6.9	7.3	13.9	14.5
Expected return on plan assets	(7.7)	(7.4)	(15.4)	(14.6)
Amortization of net actuarial losses	2.2	2.2	4.4	4.2
Amortization of prior service cost	0.4	0.4	0.7	0.7
Net periodic pension cost	$3.9	$4.9	$7.8	$9.6

	Three Months Ended June 30,		Six Months Ended June 30,
Postretirement benefits	2024	2023	2024	2023
Service cost	$—	$—	$0.1	$—
Interest cost	0.4	0.3	0.8	0.6
Amortization of prior service cost	—	—	0.1	0.1
Net periodic postretirement benefit cost	$0.4	$0.3	$1.0	$0.7

    The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    During the six months ended June 30, 2024, the Company made approximately $18.4 million of contributions to its defined pension benefit plans. The Company currently estimates its minimum contributions for 2024 to its defined pension benefit plans will aggregate to approximately $25.9 million.

    During the six months ended June 30, 2024, the Company made approximately $0.8 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.7 million of contributions to its postretirement health care and life insurance benefit plans during 2024.

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
    The Company categorizes its pension plan assets into one of the three levels of the fair value hierarchy, except for those measured using the net asset value per share (or its equivalent) practical expedient.

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

    Assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are summarized below (in millions):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$35.1	$—	$35.1
Derivative liabilities	—	17.1	—	17.1

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$38.7	$—	$38.7
Derivative liabilities	—	14.0	—	14.0

    The carrying amounts of long-term debt under the Company’s 1.002% EIB senior term loan due 2025, EIB senior term loans due 2029 and 2030 and senior term loans due between 2025 and 2028 approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At June 30, 2024, the estimated fair value of the Company's 0.800% senior notes due 2028, based on listed market values, was approximately €527.3 million (or approximately $564.2 million), compared to the carrying value of €600.0 million (or approximately $642.0 million). At June 30, 2024, the estimated fair value of the Company's 5.450% senior notes due 2027, based on listed market values, was approximately $400.8 million, compared to the carrying value of $400.0 million. At June 30, 2024, the estimated fair value of the Company's 5.800% senior notes due 2034, based on listed market values, was approximately $697.0 million, compared to the carrying value of $700.0 million. See Note 9 for additional information on the Company’s long-term debt.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

17.    COMMITMENTS AND CONTINGENCIES

Leases

    Lease payment amounts for operating and finance leases with remaining terms greater than one year, including leases classified as held for sale, as of June 30, 2024 and December 31, 2023 were as follows (in millions):

	June 30, 2024		December 31, 2023
	Operating Leases(1)	Finance Leases	Operating Leases(1)	Finance Leases
2024	$30.1	$0.3	$52.8	$0.7
2025	53.3	0.7	43.0	0.6
2026	41.7	0.4	32.6	0.4
2027	26.5	0.4	19.7	0.3
2028	19.5	0.2	14.7	0.1
Thereafter	48.5	5.8	46.5	5.8
Total lease payments	219.6	7.8	209.3	7.9
Less: imputed interest(2)	(31.7)	(2.0)	(29.5)	(2.0)
Present value of leased liabilities	$187.9	$5.8	$179.8	$5.9
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

Off-Balance Sheet Arrangements

Guarantees

    At June 30, 2024, the Company had outstanding guarantees issued to its Argentine finance joint venture, AGCO Capital Argentina S.A. (“AGCO Capital”), of approximately $54.1 million. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to AGCO Capital if end users default on such loans to the extent that, due to non-credit risk, the end users are not able, or not required, to pay their loans, or are required to pay in a different currency than the one agreed in their loan. The Company also has obligations to guarantee indebtedness owed to certain of its finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant, and the guarantees are not material. The Company believes the credit risk associated with these guarantees is not material.

    In addition, at June 30, 2024, the Company had accrued approximately $12.6 million of outstanding guarantees of residual values that may be owed to its finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under these guarantees is approximately $185.1 million.

Other

    At June 30, 2024, the Company had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $3,032.1 million. The outstanding contracts as of June 30, 2024 range in maturity through December 2024. The Company also had outstanding designated steel commodity contracts with a gross notional amount of approximately $0.1 million that have matured and will settle in July 2024. As of June 30, 2024, there were no designated steel commodity contracts outstanding with future maturity dates.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Contingencies

    During 2017, the Company purchased Precision Planting, which provides precision agricultural technology solutions. In 2018, Deere & Company (“Deere”) filed separate complaints in the U.S. District Court of Delaware against the Company and Precision Planting alleging that certain products of those entities infringed certain patents of Deere. The two complaints subsequently were consolidated into a single case, Case No. 1:18-cv-00827-CFC. In July 2022, the case was tried before a jury, which determined that the Company and Precision Planting had not infringed the Deere patents. Following customary post-trial procedures, the Court entered a judgment in the Company’s favor, and Deere appealed the judgment to the U.S. Court of Appeals for the Federal Circuit. The appeal is fully briefed and is awaiting oral arguments before the court. The Company has an indemnity right under the purchase agreement related to the acquisition of Precision Planting from its previous owner. Pursuant to that right, the previous owner of Precision Planting currently is responsible for the litigation costs associated with the complaint and is obligated to reimburse AGCO for some or all of the damages in the event of an adverse outcome in the litigation.

    The Company is a party to various other legal claims and actions incidental to its business. The Company believes that none of these claims or actions, either individually or in the aggregate, are material to its business or financial statements as a whole, including its results of operations and financial condition.

18.    REVENUE

Contract Liabilities

    Contract liabilities relate to the following: (1) unrecognized revenues where payment of consideration precedes the Company’s performance with respect to extended warranty and maintenance contracts and where the performance obligation is satisfied over time, (2) unrecognized revenues where payment of consideration precedes the Company’s performance with respect to certain grain storage and protein production systems and where the performance obligation is satisfied over time and (3) unrecognized revenues where payment of consideration precedes the Company’s performance with respect to precision agriculture technology services and where the performance obligation is satisfied over time.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Significant changes in the balance of contract liabilities for the three and six months ended June 30, 2024 and 2023 were as follows (in millions):

	Three Months Ended June 30,
	2024	2023
Balance at beginning of period	$321.5	$259.6
Acquisitions	21.0	—
Advance consideration received	53.5	58.0
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(45.0)	(26.8)
Revenue recognized during the period related to grain storage and protein production systems	(7.5)	(17.9)
Reclassified to held for sale(1)	(10.5)	—
Foreign currency translation	(1.3)	1.7
Balance at June 30	$331.7	$274.6

	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$310.7	$239.0
Acquisitions	21.0	—
Advance consideration received	106.0	116.5
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(77.2)	(51.7)
Revenue recognized during the period related to grain storage and protein production systems	(12.2)	(33.9)
Reclassified to held for sale(1)	(10.5)	—
Foreign currency translation	(6.1)	4.7
Balance at June 30	$331.7	$274.6
____________________________________
(1) Reclassification resulting from the Company's classification of the G&P business as held for sale. Refer to Note 3 for additional information.

    The contract liabilities are classified as either “Accrued expenses” or “Other current liabilities” and “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2024, the Company recognized approximately $38.1 million and $71.3 million of revenue that was recorded as a contract liability at the beginning of 2024. During the three and six months ended June 30, 2023, the Company recognized approximately $34.3 million and $70.0 million of revenue that was recorded as a contract liability at the beginning of 2023.

Remaining Performance Obligations

    The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2024 are $65.5 million for the remainder of 2024, $116.2 million in 2025, $79.3 million in 2026, $41.1 million in 2027 and $19.9 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Disaggregated Revenue

    Net sales for the three months ended June 30, 2024 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America(1)	South America	Europe/Middle East(1)	Asia/Pacific/Africa(1)	Consolidated
Primary geographical markets:
United States	$649.2	$—	$—	$—	$649.2
Canada	151.9	—	—	—	151.9
Brazil	—	256.2	—	—	256.2
Other South America	—	88.6	—	—	88.6
Germany	—	—	549.3	—	549.3
France	—	—	393.3	—	393.3
United Kingdom and Ireland	—	—	130.3	—	130.3
Finland and Scandinavia	—	—	201.7	—	201.7
Italy	—	—	102.8	—	102.8
Other Europe	—	—	413.8	—	413.8
Middle East and Algeria	—	—	111.8	—	111.8
Africa	—	—	—	22.7	22.7
Asia	—	—	—	62.3	62.3
Australia and New Zealand	—	—	—	72.0	72.0
Mexico, Central America and Caribbean	36.6	4.1	—	—	40.7
	$837.8	$348.9	$1,902.9	$157.0	$3,246.6

Major products:
Tractors	$226.9	$207.2	$1,365.0	$83.8	$1,882.9
Replacement parts	117.7	39.6	307.2	23.5	488.0
Grain storage and protein production systems	210.6	33.0	33.4	19.1	296.1
Combines, application equipment and other machinery	282.6	69.1	197.4	30.5	579.6
	$837.8	$348.9	$1,902.9	$157.0	$3,246.6
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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the six months ended June 30, 2024 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America(1)	South America	Europe/Middle East(1)	Asia/Pacific/Africa(1)	Consolidated
Primary geographical markets:
United States	$1,248.0	$—	$—	$—	$1,248.0
Canada	251.8	—	—	—	251.8
Brazil	—	485.8	—	—	485.8
Other South America	—	159.8	—	—	159.8
Germany	—	—	1,060.6	—	1,060.6
France	—	—	718.2	—	718.2
United Kingdom and Ireland	—	—	268.7	—	268.7
Finland and Scandinavia	—	—	364.8	—	364.8
Italy	—	—	172.1	—	172.1
Other Europe	—	—	774.4	—	774.4
Middle East and Algeria	—	—	273.2	—	273.2
Africa	—	—	—	46.1	46.1
Asia	—	—	—	136.9	136.9
Australia and New Zealand	—	—	—	140.7	140.7
Mexico, Central America and Caribbean	67.5	6.7	—	—	74.2
	$1,567.4	$652.3	$3,631.9	$323.7	$6,175.3

Major products:
Tractors	$479.6	$380.1	$2,625.7	$174.7	$3,660.1
Replacement parts	211.7	78.7	584.9	46.4	921.7
Grain storage and protein production systems	339.1	63.4	55.5	43.3	501.3
Combines, application equipment and other machinery	537.0	130.1	365.9	59.2	1,092.2
	$1,567.4	$652.3	$3,631.9	$323.7	$6,175.3
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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

19.    SEGMENT REPORTING

    The Company has four operating segments that are also its reportable segments, which consist of the North America, South America, Europe/Middle East and Asia/Pacific/Africa regions. The Company’s reportable segments are geography based and distribute a full range of agricultural machinery and precision agriculture technology. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are generally charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and six months ended June 30, 2024 and 2023 and assets as of June 30, 2024 and December 31, 2023 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended June 30,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Total Segments
2024
Net sales	$837.8	$348.9	$1,902.9	$157.0	$3,246.6
Income from operations	76.7	12.6	288.5	12.4	390.2
Depreciation	17.4	9.6	33.5	4.7	65.2
Capital expenditures	18.3	8.2	70.2	1.3	98.0
2023
Net sales	$996.8	$598.6	$1,990.8	$236.5	$3,822.7
Income from operations	136.9	121.4	295.2	20.9	574.4
Depreciation	15.2	8.9	27.7	4.7	56.5
Capital expenditures	34.4	13.5	62.8	1.0	111.7

Six Months Ended June 30,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Total Segments
2024
Net sales	$1,567.4	$652.3	$3,631.9	$323.7	$6,175.3
Income from operations	119.1	28.8	571.4	20.4	739.7
Depreciation	34.6	19.0	66.1	8.8	128.5
Capital expenditures	35.9	23.5	131.6	2.0	193.0
2023
Net sales	$1,919.9	$1,102.4	$3,694.6	$439.3	$7,156.2
Income from operations	239.0	220.9	534.6	39.0	1,033.5
Depreciation	30.1	16.7	54.5	8.8	110.1
Capital expenditures	71.7	33.8	129.8	1.7	237.0
Assets
As of June 30, 2024	$1,973.2	$1,266.9	$3,314.5	$903.5	$7,458.1
As of December 31, 2023	1,883.2	1,394.9	3,017.4	875.2	7,170.7

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    A reconciliation from the segment information to the consolidated balances for income (loss) from operations and total assets is set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment income from operations	$390.2	$574.4	$739.7	$1,033.5
Impairment charges	(5.1)	—	(5.1)	—
Loss on business held for sale	(494.6)	—	(494.6)	—
Corporate expenses	(62.9)	(45.0)	(115.9)	(87.1)
Amortization of intangibles	(31.7)	(14.1)	(45.6)	(28.9)
Stock compensation expense	(7.4)	(12.8)	(15.4)	(26.3)
Restructuring expenses	(30.2)	(6.1)	(31.2)	(7.5)
Consolidated income (loss) from operations	$(241.7)	$496.4	$31.9	$883.7

	June 30, 2024	December 31, 2023
Segment assets	$7,458.1	$7,170.7
Cash and cash equivalents	657.3	595.5
Investments in affiliates	518.3	512.7
Deferred tax assets, other current and noncurrent assets	1,506.9	1,500.1
Assets held for sale(1)	376.5	—
Intangible assets, net	689.9	308.8
Goodwill	2,407.8	1,333.4
Consolidated total assets	$13,614.8	$11,421.2
____________________________________
(1) Represents non-segment assets related to the Company's G&P business, which the Company has classified as held for sale as of June 30, 2024. Segment assets include the G&P assets held for sale. Refer to Note 3 for additional information.

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

    On April 1, 2024, pursuant to the terms of an Amended and Restated Sale and Contribution Agreement among AGCO, Trimble and PTx Trimble (the “Joint Venture”), AGCO and Trimble completed (i) the contribution by Trimble to the Joint Venture of Trimble’s OneAg business, which is Trimble’s agricultural business, excluding certain Global Navigation Satellite System and guidance technologies, and $8.1 million of cash, (ii) the contribution by AGCO to the Joint Venture of its interest in JCA Industries, LLC d/b/a JCA Technologies and $46.0 million of cash, and (iii) the purchase by AGCO from Trimble of membership interests in the Joint Venture in exchange for the payment by AGCO to Trimble of $1.954 billion in cash, subject to customary working capital and other adjustments. Immediately following the closing and as a result of the transaction, AGCO directly and indirectly owns an 85% interest in the Joint Venture and Trimble owns a 15% interest in the Joint Venture. AGCO began consolidating PTx Trimble within its consolidated financial statements on April 1, 2024. We believe PTx Trimble creates a global-leading mixed-fleet precision agriculture platform. We are the exclusive provider of Trimble’s comprehensive technology offering, supporting the future development and distribution of next-generation agriculture technologies, allowing us to offer a wide variety of user-friendly technologies compatible across brands, equipment models and farm types. The acquired hardware, software and cloud-based applications span all aspects of the crop cycle, from land preparation to planting and seeding to harvest. Refer to Note 2 of our Condensed Consolidated Financial Statements for further information.

    On July 25, 2024, the Company entered into a Stock and Asset Purchase Agreement to sell the majority of its Grain & Protein (“G&P”) business, which includes the GSI®, Automated Production® (AP), Cumberland®, Cimbria® and Tecno® brands for a purchase price of $700.0 million, subject to customary working capital and other adjustments. The divestiture of the G&P business aligns with AGCO's strategic transformation and allows for AGCO to better streamline and focus on its portfolio of agricultural machinery and precision ag technology products. As of June 30, 2024, the business met the criteria to be classified as held for sale. The Company recognizes assets and liabilities held for sale at the lower of carrying value or fair market value less costs to sell. The Company determined the intended sale of the G&P business does not represent a strategic shift that will have a major effect on the consolidated results of operations, and therefore results of this business were not classified as discontinued operations. The closing of the transaction is subject to customary conditions, including compliance with antitrust and similar laws. The transaction is expected to be completed in the second half of 2024. Refer to Note 3 of our Condensed Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
RESULTS OF OPERATIONS

Financial Highlights

    The following tables sets forth the percentage relationship to net sales of certain items included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
	2024		2023
	$	% of Net Sales(1)	$	% of Net Sales(1)
Net sales	$3,246.6	100.0%	$3,822.7	100.0%
Cost of goods sold	2,409.1	74.2	2,817.0	73.7
Gross profit	837.5	25.8	1,005.7	26.3
Selling, general and administrative expenses	379.8	11.7	350.3	9.2
Engineering expenses	137.8	4.2	138.8	3.6
Amortization of intangibles	31.7	1.0	14.1	0.4
Impairment charges	5.1	0.2	—	—
Restructuring expenses	30.2	0.9	6.1	0.2
Loss on business held for sale	494.6	15.2	—	—
Income (loss) from operations	(241.7)	(7.4)	496.4	13.0
Interest expense, net	29.9	0.9	5.8	0.2
Other expense, net	65.3	2.0	78.0	2.0
Income (loss) before income taxes and equity in net earnings of affiliates	(336.9)	(10.4)	412.6	10.8
Income tax provision	41.6	1.3	111.0	2.9
Income (loss) before equity in net earnings of affiliates	(378.5)	(11.7)	301.6	7.9
Equity in net earnings of affiliates	9.6	0.3	17.6	0.5
Net income (loss)	(368.9)	(11.4)	319.2	8.4
Net loss attributable to noncontrolling interests	1.8	0.1	—	—
Net income (loss) attributable to AGCO Corporation and subsidiaries	$(367.1)	(11.3)%	$319.2	8.4%
___________________________________
(1) Rounding may impact summation of amounts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

	Six Months Ended June 30,
	2024		2023
	$	% of Net Sales(1)	$	% of Net Sales(1)
Net sales	$6,175.3	100.0%	$7,156.2	100.0%
Cost of goods sold	4,568.0	74.0	5,295.6	74.0
Gross profit	1,607.3	26.0	1,860.6	26.0
Selling, general and administrative expenses	730.2	11.8	682.1	9.5
Engineering expenses	268.7	4.4	258.4	3.6
Amortization of intangibles	45.6	0.7	28.9	0.4
Impairment charges	5.1	0.1	—	—
Restructuring expenses	31.2	0.5	7.5	0.1
Loss on business held for sale	494.6	8.0	—	—
Income from operations	31.9	0.5	883.7	12.3
Interest expense, net	31.8	0.5	6.3	0.1
Other expense, net	116.1	1.9	128.4	1.8
Income (loss) before income taxes and equity in net earnings of affiliates	(116.0)	(1.9)	749.0	10.5
Income tax provision	110.7	1.8	231.2	3.2
Income (loss) before equity in net earnings of affiliates	(226.7)	(3.7)	517.8	7.2
Equity in net earnings of affiliates	25.8	0.4	34.0	0.5
Net income (loss)	(200.9)	(3.3)	551.8	7.7
Net loss attributable to noncontrolling interests	1.8	—	—	—
Net income (loss) attributable to AGCO Corporation and subsidiaries	$(199.1)	(3.2)%	$551.8	7.7%
___________________________________
(1) Rounding may impact summation of amounts.

    Net income (loss) attributable to AGCO Corporation and subsidiaries for the three months ended June 30, 2024, was $(367.1) million, or $(4.92) per diluted share, compared to $319.2 million or $4.26 per diluted share, for the three months ended June 30, 2023. Net income (loss) attributable to AGCO Corporation and subsidiaries for the six months ended June 30, 2024, was $(199.1) million, or $(2.67) per diluted share, compared to $551.8 million or $7.36 per diluted share, for the six months ended June 30, 2023.

    Net sales during the three months ended June 30, 2024 were approximately $3,246.6 million, or 15.1% lower than the three months ended June 30, 2023, primarily due to lower sales volumes resulting from softer industry sales reflecting lower end market demand and unfavorable currency impacts. Income (loss) from operations was $(241.7) million for the three months ended June 30, 2024 compared to $496.4 million in the three months ended June 30, 2023. The decrease in income from operations during 2024 was primarily the result of lower sales and production volumes, the recognition of the estimated loss on the G&P business held for sale as well as restructuring expenses associated with the Company's Program and higher selling, general and administrative expenses ("SG&A expenses"), primarily related to transaction costs related to the close of the PTx Trimble joint venture transaction and the announced G&P divestiture transaction.

    Net sales during the six months ended June 30, 2024 were approximately $6,175.3 million, or 13.7% lower than the six months ended June 30, 2023, primarily due to lower sales volumes resulting from softer industry sales reflecting lower end market demand. Income from operations was $31.9 million for the six months ended June 30, 2024 compared to $883.7 million in the six months ended June 30, 2023. The decrease in income from operations during 2024 was primarily the result of lower sales and production volumes, the recognition of the estimated loss on the G&P business held for sale as well as restructuring expenses associated with the Company's Program and higher SG&A expenses, primarily related to transaction costs related to

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
the close of the PTx Trimble joint venture transaction and the announced G&P divestiture transaction and higher compensation costs.

    We estimate that worldwide average price increases (decreases) were approximately (1.9)% and 14.1% for the three months ended June 30, 2024 and 2023, respectively, and (0.6)% and 13.0% for the six months ended June 30, 2024 and 2023, respectively. Consolidated net sales of tractors and combines, which comprised approximately 61.6% and 62.7% of our net sales for the three and six months ended June 30, 2024, decreased approximately 17.6% and 13.8% compared to the same periods in 2023. Unit sales of tractors and combines decreased approximately 22.3% and 21.1% during the three and six months ended June 30, 2024 compared to the same periods in 2023. The primary driver of the decrease in unit sales was lower sales of compact and mid-range tractors and combines. The difference between the unit sales change and the change in net sales was primarily the result of sales mix changes and foreign currency translation.

    Overall, global production hours decreased approximately 23.3% and 19.8% during the three and six months ended June 30, 2024 compared to the same period in 2023, reflecting our response to lower end market demand.

Results of Operations

    Gross profit as a percentage of net sales decreased during the three months ended June 30, 2024 compared to the same period in 2023, primarily due to lower production volumes and unfavorable net pricing impacts. Gross profit as a percentage of net sales were consistent during the six months ended June 30, 2024 compared to the same period in 2023.

    SG&A expenses as a percentage of net sales were higher during the three and six months ended June 30, 2024 compared to the same periods in 2023. The absolute level of SG&A expenses increased during the three and six months ended June 30, 2024 primarily due to PTx Trimble joint venture transaction-related costs, higher compensation costs and transaction costs related to the announced divestiture of the Company's G&P business. These increases were partially offset by decreases in stock compensation expense. We recorded $7.4 million and $15.4 million of stock compensation expense within SG&A expenses during the three and six months ended June 30, 2024, respectively, compared to $12.8 million and $26.3 million during the same periods in 2023.

    Engineering expenses as a percentage of net sales were higher during the three and six months ended June 30, 2024 compared to the same periods in 2023, primarily driven by increased engineering expenses related to the PTx Trimble joint venture.

    We recorded impairment charges of $5.1 million during the three and six months ended June 30, 2024 related to the impairment of certain amortizing intangible assets and an investment in affiliate. There were no impairment charges recorded during the three and six months ended June 30, 2023.

    We recorded restructuring expenses of $30.2 million and $31.2 million during the three and six months ended June 30, 2024, respectively, compared to $6.1 million and $7.5 million, respectively, during the same periods in 2023. On June 24, 2024, the Company announced a restructuring program (the “Program”) in response to increased weakening demand in the agriculture industry. The initial phase of the Program is focused on further reducing structural costs, streamlining the Company’s workforce and enhancing global efficiencies related to changing the Company’s operating model for certain corporate and back-office functions and better leveraging technology and global centers of excellence. The Company estimates that it will incur charges for one-time termination benefits of approximately $150.0 million to $200.0 million in connection with this phase of the Program, primarily consisting of cash charges related to severance payments, employees benefits and related costs. The Company expects the majority of these cash charges will be incurred in 2024 and the first half of 2025. Once fully implemented, the Company expects this phase of the Program to yield annual run-rate benefits and cost savings of approximately $100.0 million to $125.0 million. The restructuring expenses recorded during the three and six months ended June 30, 2024 primarily related to severance and other related costs associated with the Company's Program and rationalization of certain manufacturing facilities and administrative offices. Refer to Note 10 to our Condensed Consolidated Financial Statements for further information.

    We recorded a loss on business held for sale of $494.6 million during the three and six months ended June 30, 2024. There was no loss recorded during the three and six months ended June 30, 2023. On July 25, 2024, the Company announced it had entered into a definitive agreement to sell its G&P business, and as of June 30, 2024, the Company determined that the G&P business met the criteria to be classified as held for sale. Upon the Company's classification as held for sale, the Company

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
recognized a loss on business held for sale of $494.6 million, which represents the estimated loss on the business held for sale. Refer to Note 3 to our Condensed Consolidated Financial Statements for further information.

    Interest expense, net was $29.9 million and $31.8 million for the three and six months ended June 30, 2024, respectively, compared to $5.8 million and $6.3 million for the comparable periods in 2023. The increase related primarily to an increase in interest expense resulting from the amortization of bridge facility commitment fees and increased debt levels related to financing the PTx Trimble joint venture transaction partially offset by higher interest income for the three and six months ended June 30, 2024 as compared to the same periods in 2023. See “Liquidity and Capital Resources” for further information on our available funding.

    Other expense, net was $65.3 million and $116.1 million for the three and six months ended June 30, 2024, respectively, compared to $78.0 million and $128.4 million for the comparable periods in 2023. The decrease was primarily driven by decreases in foreign currency exchanges losses which were approximately $26.7 million and $49.6 million, respectively, for the three and six months ended June 30, 2024, compared to $41.9 million and $60.2 million, respectively, for the comparable periods in 2023. During the six months ended June 30, 2024, the Company recorded the final insurance recovery of $5.0 million related to the 2022 cyber incident. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in “Other expense, net,” were approximately $35.9 million and $63.8 million, respectively, for the three and six months ended June 30, 2024, compared to $30.3 million and $58.8 million, respectively, for the comparable periods in 2023.

    We recorded an income tax provision of $41.6 million and $110.7 million for the three and six months ended June 30, 2024 compared to $111.0 million and $231.2 million for the three and six months ended June 30, 2023. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. Based on a favorable tax ruling in Brazil regarding the taxability of certain state value added tax incentive benefits, the Company recorded a $31.7 million reduction in the provision for income taxes during the three months ended June 30, 2024. During the six months ended June 30, 2023, we recorded approximately $26.4 million associated with our enrollment in a Brazilian tax amnesty program that is more fully described in Note 14 of our Condensed Consolidated Financial Statements.

    Equity in net earnings of affiliates, which is primarily comprised of income from our AGCO Finance joint ventures, was $9.6 million and $25.8 million for the three and six months ended June 30, 2024 compared to $17.6 million and $34.0 million for the three and six months ended June 30, 2023.

    The Company recorded a net loss attributable to noncontrolling interests of $1.8 million during the three and six months ended June 30, 2024. The net loss primarily relates to the noncontrolling interests of the PTx Trimble joint venture held by Trimble, which owns a 15% interest in the joint venture. The Company had no net loss attributable to noncontrolling interests recorded for the three and six months ended June 30, 2023.

Results of Operations - Segment Information

    The Company has four operating segments that are also its reportable segments, which consist of the Europe/Middle East (“EME”), North America, South America and Asia/Pacific/Africa (“APA”) regions. The Company’s reportable segments are geography based and distribute a full range of agricultural machinery and precision agriculture technology. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    The following table sets forth, for the three and six months ended June 30, 2024, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended June 30,		Change		Change Due to Currency Translation
	2024	2023	$	%	$	%
Europe/Middle East	$1,902.9	$1,990.8	$(87.9)	(4.4)%	$(14.6)	(0.7)%
North America	837.8	996.8	(159.0)	(16.0)%	(1.6)	(0.2)%
South America	348.9	598.6	(249.7)	(41.7)%	(15.2)	(2.5)%
Asia/Pacific/Africa	157.0	236.5	(79.5)	(33.6)%	(2.4)	(1.0)%
	$3,246.6	$3,822.7	$(576.1)	(15.1)%	$(33.8)	(0.9)%

	Six Months Ended June 30,		Change		Change Due to Currency Translation
	2024	2023	$	%	$	%
Europe/Middle East	$3,631.9	$3,694.6	$(62.7)	(1.7)%	$9.2	0.2%
North America	1,567.4	1,919.9	(352.5)	(18.4)%	1.5	0.1%
South America	652.3	1,102.4	(450.1)	(40.8)%	(3.8)	(0.3)%
Asia/Pacific/Africa	323.7	439.3	(115.6)	(26.3)%	(7.0)	(1.6)%
	$6,175.3	$7,156.2	$(980.9)	(13.7)%	$(0.1)	—%

EME

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2024	2023	$	2024	2023	$
Net Sales	$1,902.9	$1,990.8	$(87.9)	$3,631.9	$3,694.6	$(62.7)
Income from Operations	288.5	295.2	(6.7)	571.4	534.6	36.8

    Net sales in EME decreased in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to sales volumes declines, most significantly in compact and mid-range tractors, and hay tools, and unfavorable foreign currency translation, partially offset by increased sales of Fendt high-horsepower tractors and a favorable impact from the PTx Trimble joint venture transaction. Income from operations decreased by $6.7 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Income from operations remained relatively consistent due to the favorable product mix related to high-horsepower tractors.

    Net sales in EME decreased in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to sales volumes declines, most significantly in compact and mid-range tractors, and combines, and lower sales of grain and protein products, partially offset by increased sales of Fendt high-horsepower tractors. Income from operations increased by $36.8 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, driven primarily by favorable product mix related to high-horsepower tractors.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
North America

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2024	2023	$	2024	2023	$
Net Sales	$837.8	$996.8	$(159.0)	$1,567.4	$1,919.9	$(352.5)
Income from Operations	76.7	136.9	(60.2)	119.1	239.0	(119.9)

    Net sales in North America decreased in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to sales volume declines, most significantly in mid-range and high-horsepower tractors, partially offset by a favorable impact from the PTx Trimble joint venture transaction. Net sales in North America were also negatively impacted by the announced exit of two dealers in the three months ended June 30, 2024. Income from operations decreased by $60.2 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 as a result of lower sales and production volumes and higher warranty costs. These decreases were partially offset by margin improvements related to grain and protein products.

    Net sales in North America decreased in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to sales volume declines, most significantly in mid-range and high-horsepower tractors and hay tools. Income from operations decreased by $119.9 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 as a result of lower sales and production volumes and higher warranty costs. These decreases were partially offset by margin improvements related to grain and protein products.

South America

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2024	2023	$	2024	2023	$
Net Sales	$348.9	$598.6	$(249.7)	$652.3	$1,102.4	$(450.1)
Income from Operations	12.6	121.4	(108.8)	28.8	220.9	(192.1)

    Net sales decreased in South America in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, as a result of sales volume declines, most significantly in tractors and combines, and unfavorable foreign currency translation. Income from operations decreased $108.8 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, as a result of lower sales and production volumes and negative pricing impacts.

    Net sales decreased in South America in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, as a result of sales volume declines, most significantly in tractors and combines. Income from operations decreased $192.1 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, as a result of lower sales and production volumes and negative pricing impacts, partially offset by lower SG&A expenses resulting from a benefit recorded from the sale of a dealership in the first quarter of 2024 which was previously terminated in the fourth quarter of 2023.

APA

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2024	2023	$	2024	2023	$
Net Sales	$157.0	$236.5	$(79.5)	$323.7	$439.3	$(115.6)
Income from Operations	12.4	20.9	(8.5)	20.4	39.0	(18.6)

    Net sales decreased in APA in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to lower sales volumes of high horse power tractors and lower sales of grain and protein products. Income from operations decreased $8.5 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to lower sales and production volumes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    Net sales decreased in APA in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to lower sales volumes of high horse power tractors and hay tools, lower sales of grain and protein products and unfavorable foreign currency translation. Income from operations decreased $18.6 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to lower sales and production volumes.

LIQUIDITY AND CAPITAL RESOURCES

    Our financing requirements generally are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our credit facilities and accounts receivable sales agreement facilities, subject to the discussion below with respect to the financing of the PTx Trimble joint venture transaction. Additional information regarding our indebtedness is contained in Note 9 to the Condensed Consolidated Financial Statements. We believe that the following facilities listed below, together with available cash and internally generated funds, and assuming customary renewals and replacements, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future (in millions):

June 30, 2024(1)
Credit facility, expires 2027	$760.0
Term Loan Facility borrowings	500.0
5.450% Senior notes due 2027	400.0
5.800% Senior notes due 2034	700.0
0.800% Senior notes due 2028	642.0
1.002% EIB Senior term loan due 2025	267.5
EIB Senior term loan due 2029	267.5
EIB Senior term loan due 2030	181.9
Senior term loans due between 2025 and 2028	156.8
Other long-term debt	1.0
____________________________________
(1) The amounts above are gross of debt issuance costs of an aggregate amount of approximately $13.0 million.

    The Company has a credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“Credit Facility”) that matures on December 19, 2027. As of June 30, 2024, the Company had $760.0 million in outstanding borrowings under the revolving credit facility and had the ability to borrow $489.9 million.

    In addition, the Company has an uncommitted revolving credit facility that allows the Company to borrow up to €100.0 million (or approximately $107.0 million as of June 30, 2024). The credit facility expires on December 31, 2026. As of June 30, 2024, the Company had no outstanding borrowings under the revolving credit facility.

    On September 29, 2023, the Company entered into a multi-currency Finance Contract with the EIB permitting the Company to borrow up to €250.0 million, to fund up to 50% of certain investments in research, development and innovation primarily in Germany, France and Finland during the period from 2023 through 2026. On October 26, 2023, the Company borrowed €250.0 million under the arrangement. The loan matures on October 26, 2029. As of June 30, 2024, there was €250.0 million (approximately $267.5 million) outstanding under the EIB Senior Term Loan due 2029.

    On January 25, 2024, the Company entered into an additional multi-currency Finance Contract with the EIB permitting the Company to borrow up to €170.0 million, for which the proceeds will be used in a similar manner as described for the EIB Senior Term Loan due 2029 above. On February 15, 2024, the Company borrowed €170.0 million under the arrangement. The loan matures on February 15, 2030. As of June 30, 2024, there was €170.0 million (approximately $181.9 million) outstanding under the EIB Senior Term Loan due 2030.

    On March 21, 2024, the Company issued (i) $400.0 million aggregate principal amount of the 2027 Notes and (ii) $700.0 million aggregate principal amount of the 2034 Notes. The Notes are unsecured and unsubordinated indebtedness of the Company and are guaranteed on a senior unsecured basis, jointly and severally, by certain direct and indirect subsidiaries of the Company. As of June 30, 2024, the Company had $400.0 million and $700.0 million outstanding under the 2027 Notes and 2034 Notes, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

    In December 2023 and March 2024, the Company amended the Credit Facility to allow for incremental borrowings in the form of the Term Loan Facility in an aggregate principal amount of $500.0 million. The Company drew down the Term Loan Facility on March 28, 2024. Borrowings under the Term Loan Facility bear interest at the same rate and margin as the Credit Facility. The Term Loan Facility matures on December 19, 2027. As of June 30, 2024, the Company had $500.0 million outstanding under the Term Loan Facility.

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

    The PTx Trimble joint venture transaction closed on April 1, 2024. The Company financed the joint venture transaction through a combination of the Senior Notes due 2027 and 2034, the Term Loan Facility and the remainder through other borrowings and cash on hand. The Company had redeemable noncontrolling interests of $504.7 million as of June 30, 2024 resulting from the PTx Trimble joint venture transaction, which may require the use of cash in certain instances, beginning in 2027. Refer to Note 2 of our Condensed Consolidated Financial Statements for further information.

    On July 25, 2024, the Company announced it had entered into a definitive agreement to sell the majority of its Grain & Protein business. The Company expects to receive proceeds of approximately $700.0 million from the sale, subject to customary working capital and other adjustments. The transaction is expected to be completed in the second half of 2024. The Company intends to use the net proceeds from the transaction consistent with its stated capital allocation priorities, including debt repayment, disciplined investment in technology and organic growth initiatives, and return of capital to shareholders.

    The Company is in compliance with the financial covenants contained in these facilities and expects to continue to maintain such compliance. Should we ever encounter difficulties, our historical relationship with our lenders has been strong, and we anticipate their continued long-term support of our business. Refer to Note 9 to the Condensed Consolidated Financial Statements for additional information regarding our current facilities, including the financial covenants contained in each debt instrument.

    Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness, excluding short-term borrowings due within one year, and stockholders’ equity, was 48.8% and 23.0% at June 30, 2024 and December 31, 2023, respectively. The increase largely reflects the indebtedness incurred to pay the purchase price attendant to the PTx Trimble joint venture transaction.

Supplemental Guarantor Financial Information

    The 2027 Notes and the 2034 Notes are unsecured and unsubordinated indebtedness of the Company and are guaranteed on a senior unsecured basis, jointly and severally, by AGCO International Holdings B.V., AGCO International GmbH, Massey Ferguson Corp. and The GSI Group, LLC, direct and indirect subsidiaries of the Company (collectively, the “Guarantors”). Refer to Note 9 of our Condensed Consolidated Financial Statements for further discussion of these debt obligations.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Balance Sheet Information

(in millions)	As of June 30, 2024	As of December 31, 2023
Current assets(a)	$4,959.6	$5,710.3
Noncurrent assets(b)	2,488.2	2,036.4
Current liabilities(c)	4,502.6	5,597.4
Noncurrent liabilities(d)	5,668.5	2,824.2
____________________________________
(a) Includes amounts due from non-guarantor subsidiaries of $2,529.1 million and $3,391.1 million as of June 30, 2024 and December 31, 2023, respectively.
(b) Includes amounts due from non-guarantor subsidiaries of $785.3 million and $404.1 million as of June 30, 2024 and December 31, 2023, respectively.
(c) Includes amounts due to non-guarantor subsidiaries of $2,438.5 million and $3,813.4 million as of June 30, 2024 and December 31, 2023, respectively.
(d) Includes amounts due to non-guarantor subsidiaries of $1,796.4 million and $1,193.3 million as of June 30, 2024 and December 31, 2023, respectively.

Statement of Operations Information

(in millions)	Six months ended June 30, 2024
Revenues(a)	$4,893.8
Income from Operations	433.8
Net income	57.8
Net income attributable to obligor group	57.8
____________________________________
(a) Includes intercompany revenues generated from non-guarantor subsidiaries of $3,174.9 million.

    The following tables present summarized financial information of AGCO International GmbH, after elimination of intercompany transactions and balances within the Guarantors and equity in the earnings from and investments in any non-guarantor subsidiary.

Balance Sheet Information

(in millions)	As of June 30, 2024	As of December 31, 2023
Current assets(a)	$3,278.2	$4,108.0
Noncurrent assets(b)	1,024.6	648.3
Current liabilities(c)	2,956.8	4,422.5
Noncurrent liabilities(d)	1,974.5	1,376.5
____________________________________
(a) Includes amounts due from non-guarantor subsidiaries of $1,906.6 million and $2,760.2 million as of June 30, 2024 and December 31, 2023, respectively.
(b) Includes amounts due from non-guarantor subsidiaries of $751.7 million and $379.0 million as of June 30, 2024 and December 31, 2023, respectively.
(c) Includes amounts due to non-guarantor subsidiaries of $2,120.0 million and $3,540.1 million as of June 30, 2024 and December 31, 2023, respectively.
(d) Includes amounts due to non-guarantor subsidiaries of $1,796.4 million and $1,193.3 million as of June 30, 2024 and December 31, 2023, respectively.

Statement of Operations Information

(in millions)	Six months ended June 30, 2024
Revenues(a)	$3,558.4
Income from Operations	533.4
Net income	201.5
Net income attributable to obligor group	201.5
____________________________________
(a) Includes intercompany revenues generated from non-guarantor subsidiaries of $2,938.1 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions. The cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements that remain outstanding as of June 30, 2024 and December 31, 2023 was approximately $2.4 billion and $2.5 billion, respectively.

    In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. The cash received from trade receivables sold under factoring arrangements that remain outstanding as of June 30, 2024 and December 31, 2023 was approximately $221.4 million and $254.1 million, respectively.

    Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. As of June 30, 2024 and December 31, 2023, these finance joint ventures had approximately $187.7 million and $211.3 million, respectively, of outstanding accounts receivable associated with these arrangements. The total finance portfolio in our finance joint ventures was approximately $14.2 billion and $14.1 billion as of June 30, 2024 and December 31, 2023, respectively. The total finance portfolio as of June 30, 2024 and December 31, 2023 included approximately $11.2 billion and $10.8 billion, respectively, of retail receivables and $3.0 billion and $3.3 billion, respectively, of wholesale receivables from AGCO dealers.

    In order to efficiently manage our liquidity, we generally pay vendors in accordance with negotiated terms. To enable vendors to obtain payment in advance of our payment due dates to them, we have established programs in certain markets with financial institutions under which the vendors have the option to be paid by the financial institutions earlier than the payment due dates. Should we not be able to negotiate extended payment terms with our vendors, or should financial institutions no longer be willing to participate in early payment programs with us, we would expect to have sufficient liquidity to timely pay our vendors without any material impact on us or our financial position. As of June 30, 2024 and December 31, 2023, the amount outstanding that remains unpaid to the banks or other intermediaries associated with these programs totaled $92.9 million and $82.7 million, respectively. Refer to Note 8 of our Condensed Consolidated Financial Statements for further discussion.

Cash Flows

    Cash flows used in operating activities were approximately $134.5 million for the first six months of 2024 compared to cash used in operating activities of approximately $365.0 million for the same period in 2023. The decrease of cash used in operating activities during the six months ended June 30, 2024 was primarily driven by changes in working capital, partially offset by a decrease in net income in the first six months of 2024 compared to the same period in 2023.

    Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had approximately $2,275.2 million in working capital at June 30, 2024 as compared to $1,997.2 million at December 31, 2023. Inventories as of June 30, 2024 were approximately $3,499.4 million as compared to $3,440.7 million at December 31, 2023. Accounts and notes receivable, net, as of June 30, 2024 were approximately $139.4 million lower than at December 31, 2023 primarily due to timing of sales of accounts receivable under our factoring arrangements.

    Capital expenditures for the first six months of 2024 were approximately $193.0 million compared to $237.0 million for the same period in 2023.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Share Repurchase and Dividends

    In November 2023, the Company entered into an ASR agreement with a financial institution to repurchase $53.0 million of shares of its common stock. We received approximately 371,669 shares associated with this transaction as of December 31, 2023. In January 2024, the Company received an additional 82,883 shares upon final settlement of our November 2023 ASR agreement. All shares received under the ASR agreement were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets. We did not purchase any shares directly or enter into any accelerated share repurchase agreements during the three and six months ended June 30, 2024. As of June 30, 2024, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $57.0 million, which has no expiration date. On April 25, 2024, the Company's Board of Directors declared a special variable dividend of $2.50 per common share that was paid during the second quarter of 2024. During the three months ended June 30, 2024 and 2023, the Company declared and paid cash dividends of $2.79 and $5.28 per common share, respectively. During the six months ended June 30, 2024 and 2023, the Company declared and paid cash dividends of $3.08 and $5.52 per common share, respectively. On July 11, 2024, the Company's Board of Directors declared a regular quarterly dividend of $0.29 per common share to be paid on September 16, 2024, to all stockholders of record as of the close of business on August 15, 2024.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

    We are party to a number of commitments and other financial arrangements, which may include off-balance sheet arrangements. At June 30, 2024, we had outstanding guarantees issued to our Argentine finance joint venture, AGCO Capital, of approximately $54.1 million. In addition, we had accrued approximately $12.6 million of outstanding guarantees of residual values that may be owed to our finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantee is approximately $185.1 million. We also sell a majority of our wholesale receivables in North America, Europe and Brazil to our U.S., Canadian, European and Brazilian finance joint ventures. At June 30, 2024, we had outstanding designated and non-designated foreign currency contracts with a gross notional amount of approximately $3,032.1 million. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 4, 11 and 17 of our Condensed Consolidated Financial Statements for further discussion of these matters.

Contingencies

    During 2017, the Company purchased Precision Planting, which provides precision agricultural technology solutions. In 2018, Deere & Company (“Deere”) filed separate complaints in the U.S. District Court of Delaware against the Company and Precision Planting alleging that certain products of those entities infringed certain patents of Deere. The two complaints subsequently were consolidated into a single case, Case No. 1:18-cv-00827-CFC. In July 2022, the case was tried before a jury, which determined that the Company and Precision Planting had not infringed the Deere patents. Following customary post-trial procedures, the Court entered a judgment in the Company’s favor, and Deere appealed the judgment to the U.S. Court of Appeals for the Federal Circuit. The appeal is fully briefed and is awaiting oral arguments before the court. The Company has an indemnity right under the purchase agreement related to the acquisition of Precision Planting from its previous owner. Pursuant to that right, the previous owner of Precision Planting currently is responsible for the litigation costs associated with the complaint and is obligated to reimburse AGCO for some or all of the damages in the event of an adverse outcome in the litigation.

    We are party to various claims and lawsuits arising in the normal course of business. We closely monitor these claims and lawsuits and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position or results of operations and accrue and/or disclose loss contingencies as appropriate. See Note 17 of our Condensed Consolidated Financial Statements for further information.

OUTLOOK

    On April 1, 2024, AGCO acquired an 85% ownership interest in PTx Trimble, and Trimble holds a 15% interest. AGCO began consolidating the PTx Trimble joint venture into its consolidated financial statements on April 1, 2024. In addition, on July 25, 2024, AGCO announced the entry into a definitive agreement to sell its Grain & Protein business which is expected to be completed in the second half of 2024.

    Global industry demand for farm equipment, driven by farm income, has declined during 2024 in most major markets compared to 2023. AGCO's net sales, including PTx Trimble, are expected to decrease in 2024 compared to 2023, resulting from lower sales volumes and adverse foreign currency translation. Operating margins, including PTx Trimble, are expected to decrease from 2023 levels, reflecting the impact of lower net sales and lower production volumes, partially offset by increased cost controls and modestly lower investments in engineering.

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
•    our ability to complete the sale of the majority of the G&P business;
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk Management

    For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023. As of the second quarter of 2024, there has been no material change in our exposure to market risks.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2024, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

    The Company closed the PTx Trimble joint venture transaction on April 1, 2024 and has included the operating results and assets and liabilities of the PTx Trimble joint venture in our condensed consolidated financial statements as of June 30, 2024. The scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures did not include the internal controls over financial reporting of the PTx Trimble joint venture. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition.

    There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended June 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We may not be able to complete the divestiture of the Company's Grain & Protein (“G&P business”), which could adversely affect our business or results of operations.

We recently announced the planned sale of the majority of the Company’s G&P business to American Industrial Partners (“AIP”) in an all-cash transaction valued at $700 million, subject to working capital and other customary closing adjustments. Closing the transaction is dependent upon obtaining required regulatory approvals (primarily competition and antitrust approvals) and fulfilling other closing conditions, all of which, at least in part, are not within our control. The Stock and Asset Purchase Agreement (“the Agreement”) entitles AGCO and AIP to terminate the Agreement under certain circumstances, including the failure of the closing to occur by November 25, 2024, subject to an extension to January 27, 2025 in certain circumstances where certain regulatory approvals have not been obtained. Under certain circumstances, AIP will be obligated to pay AGCO a termination fee of $49 million. In addition, divestitures and other strategic transactions involve many risks, including difficulties in the separation of the divested business, loss of customers, retention or obligation to indemnify certain liabilities, the failure of counterparties to satisfy payment obligations, unfavorable market conditions that may impact any earnout or contingency payment due to us and unexpected difficulties in losing employees of the divested business. In addition, we may be unable to achieve anticipated benefits from the transaction in the time frame that we anticipate, or at all. All of these risks, as well as the others that typically accompany a large transaction, could adversely affect our business or results of operations.

We are, and in the past have been, subject to the actions of activist stockholders, which could divert management’s attention and negatively impact our business.

The Company values constructive input from investors and regularly engages in dialogue with its shareholders regarding strategy and performance. The Company’s Board of Directors and management team are committed to acting in the best interests of all the Company’s shareholders. Stockholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. Responding to some of these actions can be costly and time-consuming, may disrupt the Company’s operations and divert the attention of the Board of Directors, management and the Company’s employees. Such activities could interfere with the Company’s ability to execute its strategic plan. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may affect the market price and volatility of the Company’s common stock, result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. We may choose to initiate, or may become subject to, litigation as a result of a proxy contest or matters arising from a proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

    There were no purchases of our common stock made by or on behalf of us during the three months ended June 30, 2024.

ITEM 5.    OTHER INFORMATION

    During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6.    EXHIBITS
(The Company is not filing, under Item 4, instruments defining the rights of holders of long-term debt where the debt does not exceed 10% of the Company’s total assets. The Company agrees to furnish copies of those instruments to the Commission upon request.)

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation
2.1	Amended and Restated Sale and Contribution Agreement	April 1, 2024, Form 8-K, Exhibit 2.1

2.2	Stock and Asset Purchase Agreement, dated July 25, 2024, by and among AGCO, Massey Ferguson Corp. and Purchaser	July 25, 2024, Form 8-K, Exhibit 2.1

10.2	Amendment to the Amended and Restated Letter Agreement between AGCO Corporation and Tractors and Farm Equipment Limited	April 16, 2024, Form 8-K, Exhibit 10.1

22.1	List of Subsidiary Guarantors	Filed herewith

31.1	Certification of Eric P. Hansotia	Filed herewith

31.2	Certification of Damon Audia	Filed herewith

32.1	Certification of Eric P. Hansotia and Damon Audia	Furnished herewith

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, are formatted in Inline XBRL:
(i) Condensed Consolidated Balance Sheets;
(ii) Condensed Consolidated Statements of Operations;
(iii) Condensed Consolidated Statements of Comprehensive Income;
(iv) Condensed Consolidated Statements of Cash Flows; and
(v) Notes to Condensed Consolidated Financial Statements
Filed herewith

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 is formatted in Inline XBRL	Filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO Corporation

Date:	August 8, 2024	By:	/s/ Damon Audia
Damon Audia Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Indira Agarwal
Indira Agarwal Vice President, Chief Accounting Officer (Principal Accounting Officer)