Form 10-Q
period 2025-03-31
AGCO CORP /DE
filed 2025-05-01
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 28, 2025, there were 74,586,793 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AGCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$562.6	$612.7
Accounts and notes receivable, net	1,235.3	1,267.4
Inventories, net	2,958.0	2,731.3
Other current assets	533.3	526.6
Total current assets	5,289.2	5,138.0
Property, plant and equipment, net	1,868.7	1,818.6
Right-of-use lease assets	178.7	168.9
Investments in affiliates	550.5	519.6
Deferred tax assets	582.6	561.0
Other assets	449.4	435.2
Intangible assets, net	718.4	728.9
Goodwill	1,843.3	1,820.4
Total assets	$11,480.8	$11,190.6
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings due within one year	$182.1	$415.2
Accounts payable	1,008.7	813.0
Accrued expenses	2,147.8	2,469.6
Other current liabilities	122.3	128.2
Total current liabilities	3,460.9	3,826.0
Long-term debt, less current portion and debt issuance costs	2,757.5	2,233.3
Operating lease liabilities	134.1	127.5
Pension and postretirement health care benefits	157.9	155.6
Deferred tax liabilities	130.9	125.0
Other noncurrent liabilities	730.3	680.3
Total liabilities	7,371.6	7,147.7
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	299.8	300.1
Stockholders’ Equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2025 and 2024	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 74,581,953 and 74,420,952 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	0.7	0.7
Additional paid-in capital	0.7	—
Retained earnings	5,629.6	5,645.0
Accumulated other comprehensive loss	(1,821.6)	(1,902.9)
Total stockholders’ equity	3,809.4	3,742.8
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$11,480.8	$11,190.6
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Net sales	$2,050.5	$2,928.7
Cost of goods sold	1,529.9	2,158.9
Gross profit	520.6	769.8
Operating expenses:
Selling, general and administrative expenses	325.8	350.4
Engineering expenses	116.0	130.9
Amortization of intangibles	15.3	13.9
Impairment charges	1.1	—
Restructuring and business optimization expenses	13.0	1.0
Income from operations	49.4	273.6
Interest expense, net	18.5	1.9
Other expense, net	32.3	50.8
Income (loss) before income taxes and equity in net earnings of affiliates	(1.4)	220.9
Income tax provision	2.0	69.1
Income (loss) before equity in net earnings of affiliates	(3.4)	151.8
Equity in net earnings of affiliates	12.1	16.2
Net income	8.7	168.0
Net loss attributable to noncontrolling interests	1.8	—
Net income attributable to AGCO Corporation	$10.5	$168.0
Net income per common share attributable to AGCO Corporation:
Basic	$0.14	$2.25
Diluted	$0.14	$2.25
Cash dividends declared and paid per common share	$0.29	$0.29
Weighted average number of common and common equivalent shares outstanding:
Basic	74.6	74.6
Diluted	74.7	74.7
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in millions)

	Three Months Ended March 31,
	2025	2024
Net income	$8.7	$168.0
Other comprehensive income (loss):
Foreign currency translation adjustments	82.2	(52.0)
Defined pension and postretirement benefit plans, net of tax	1.9	1.7
Deferred gains and losses on derivatives, net of tax	(1.3)	6.9
Other comprehensive income (loss)	82.8	(43.4)
Comprehensive income	91.5	124.6
Comprehensive loss attributable to noncontrolling interests	0.3	—
Comprehensive income attributable to AGCO Corporation	$91.8	$124.6

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$8.7	$168.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	60.5	63.3
Amortization of intangibles	15.3	13.9
Stock compensation expense	7.3	8.4
Impairment charges	1.1	—
Equity in net earnings of affiliates, net of cash received	(12.1)	(16.2)
Deferred income tax benefit	(27.3)	(7.3)
Other	6.6	17.7
Changes in operating assets and liabilities:
Accounts and notes receivable, net	44.7	24.1
Inventories, net	(149.4)	(420.1)
Other current and noncurrent assets	2.5	16.8
Accounts payable	177.9	74.2
Accrued expenses	(384.9)	(358.2)
Other current and noncurrent liabilities	36.9	45.4
Total adjustments	(220.9)	(538.0)
Net cash used in operating activities	(212.2)	(370.0)
Cash flows from investing activities:
Purchases of property, plant and equipment	(48.2)	(95.0)
Proceeds from sale of property, plant and equipment	1.1	0.2
Investments in unconsolidated affiliates, net	(0.1)	—
Other	(4.1)	—
Net cash used in investing activities	(51.3)	(94.8)
Cash flows from financing activities:
Proceeds from indebtedness	531.2	2,380.6
Repayments of indebtedness	(297.0)	(0.4)
Payment of dividends to stockholders	(21.6)	(21.6)
Payment of minimum tax withholdings on stock compensation	(7.4)	(9.7)
Payment of debt issuance costs	—	(11.9)
Net cash provided by financing activities	205.2	2,337.0
Effects of exchange rate changes on cash, cash equivalents and restricted cash	8.2	(11.9)
Increase (decrease) in cash, cash equivalents and restricted cash	(50.1)	1,860.3
Cash, cash equivalents and restricted cash, beginning of period	612.7	595.5
Cash, cash equivalents and restricted cash, end of period	$562.6	$2,455.8
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION

    The condensed consolidated financial statements of AGCO Corporation and its subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Results for interim periods are not necessarily indicative of the results for the year. Certain prior-period amounts have been reclassified in the accompanying condensed consolidated financial statements and notes thereto in order to conform to the current period presentation.

    The Company has a wholly-owned subsidiary in Turkey that distributes agricultural equipment and replacement parts. On the basis of available data related to inflation indices and as a result of the devaluation of the Turkish lira relative to the United States dollar, the Turkish economy was determined to be highly inflationary during 2022. A highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. For subsidiaries operating in highly inflationary economies, the United States dollar is the functional currency. Remeasurement adjustments for financial statements in highly inflationary economies and other transactional exchange gains and losses are reported in “Other expense, net” within the Company's Condensed Consolidated Statements of Operations. For the three months ended and as of March 31, 2025, the Company's wholly-owned subsidiary in Turkey had net sales of approximately $67.9 million and total assets of approximately 6.6 billion Turkish lira (or approximately $173.1 million). The monetary assets and liabilities denominated in the Turkish lira were approximately 4.7 billion Turkish lira (or approximately $125.2 million) and approximately 3.1 billion Turkish lira (or approximately $81.9 million), respectively, as of March 31, 2025. The monetary assets and liabilities were remeasured into United States dollars based on exchange rates as of March 31, 2025.

    The Company has a wholly-owned subsidiary in Argentina that assembles and distributes agricultural equipment and replacement parts. In recent years, the Argentine government has substantially limited the ability of companies to transfer funds out of Argentina. As a consequence of these limitations, the spread between the official government exchange rate and the exchange rates resulting from certain capital market operations, usually effected to obtain United States dollars, has broadened significantly. Argentina's economy was determined to be highly inflationary during 2018. In December 2023, the central bank of Argentina adjusted the official foreign currency exchange rate for the Argentine peso, significantly devaluing the currency relative to the United States dollar. For the three months ended and as of March 31, 2025, the Company's wholly-owned subsidiary in Argentina had net sales of approximately $39.3 million and total assets of approximately 289.0 billion pesos (or approximately $268.8 million). The monetary assets of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 128.8 billion pesos (or approximately $119.8 million), inclusive of approximately 87.0 billion pesos (or approximately $80.9 million) in cash and cash equivalents, as of March 31, 2025. The monetary liabilities of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 29.1 billion pesos (or approximately $27.1 million) as of March 31, 2025. The monetary assets and liabilities were remeasured into United States dollar based on exchange rates as of March 31, 2025. The Company's finance joint venture in Argentina, AGCO Capital Argentina S.A. (“AGCO Capital”), had net monetary assets denominated in pesos at the official government rate of approximately 7.9 billion pesos (or approximately $7.3 million) as of March 31, 2025. All gains and losses resulting from AGCO Capital's remeasurement of its monetary assets and liabilities are reported as part of AGCO Capital's net income, our share of which is included in “Equity in net earnings of affiliates” within our Condensed Consolidated Statements of Operations.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company plans to adopt this standard as of December 31, 2025 and is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

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

2.    ACQUISITIONS

    On September 28, 2023, the Company entered into a Sale and Contribution Agreement among AGCO, Trimble Inc. (“Trimble”) and PTx Trimble, LLC (“PTx Trimble” or the “Joint Venture”), formerly known as Trimble Solutions, LLC, which was subsequently amended and restated on March 31, 2024. On April 1, 2024, pursuant to the terms of an Amended and Restated Sale and Contribution Agreement (the “Agreement”), AGCO and Trimble completed (i) the contribution by Trimble to the Joint Venture of Trimble’s OneAg business (“OneAg”), which is Trimble’s agricultural business, excluding certain Global Navigation Satellite System and guidance technologies, and $8.1 million of cash, (ii) the contribution by AGCO to the Joint Venture of its interest in JCA Industries, LLC d/b/a JCA Technologies and $46.0 million of cash, and (iii) the purchase by AGCO from Trimble of membership interests in the Joint Venture in exchange for the payment by AGCO to Trimble of $1,954.0 million in cash, subject to customary working capital and other adjustments. Immediately following the closing and as a result of the transaction, AGCO directly and indirectly owns an 85% interest in the Joint Venture and Trimble owns a 15% interest in the Joint Venture. The purchase price was funded using net proceeds from the issuance of Senior Notes due 2027 and 2034, a term loan facility and the remainder through other borrowings and cash on hand. Refer to Note 9 for further information. AGCO began consolidating PTx Trimble within its consolidated financial statements on April 1, 2024.

    The Company accounted for the Joint Venture transaction as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recorded at their acquisition date fair value. The Company allocated the purchase price of the acquisition to identified assets acquired, liabilities assumed, and noncontrolling interests based on their estimated fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The Company calculated the fair value of the assets acquired using the income, market or cost approach (or a combination thereof). Fair values of certain assets were determined based on Level 3 inputs, including estimated future cash flows, discount rates, royalty rates, growth rates and sales projections, all of which require significant management judgment and are susceptible to change. The goodwill consists of expected future economic benefits that will arise from expected future product sales, operating efficiencies and sales channel synergies that may result from the Joint Venture. The Company expects that the portion of the goodwill balance allocated to the U.S. business will be deductible for tax purposes, and the goodwill allocated to the Joint Venture’s investments in foreign subsidiaries, primarily in Germany and France, will not be deductible for tax purposes. The goodwill arising from the Joint Venture has been assigned to four new reporting units within our North America, South America, Europe/Middle East and Asia/Pacific/Africa operating segments.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The purchase consideration transferred consisted of the following (in millions):

Purchase Consideration
Total cash consideration for OneAg	$1,954.0
Working capital and other adjustments	(47.1)
Equity transaction associated with JCA noncontrolling interest (a)	3.1
Total purchase consideration	$1,910.0

(a) Equity transaction associated with JCA noncontrolling interest

    The transfer of the 15% interest in AGCO's JCA business was accounted for as an equity transaction. The adjustment to additional paid-in-capital represents the excess of the fair value of the JCA business transferred over its historical carrying amount. The fair value of the JCA business was determined using a discounted cash flow model.

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

(b) Redeemable noncontrolling interests

    Trimble has a put option to sell its noncontrolling interests to the Company, and the Company has a call option to redeem Trimble's noncontrolling interests. The first exercisable date of both the put and call options is April 1, 2027. The put and call options prices are based on multiples of EBITDA, subject to the terms of the Agreement. We estimated the fair value of the put and call options using a Monte Carlo simulation along with a Black Scholes model assuming an exercise date of three years from the close of the transaction, the first allowable exercise date. We evaluated the put and call options for the

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

redeemable noncontrolling interests under ASC 480, Distinguishing Liabilities from Equity, and classified the redeemable noncontrolling interests as mezzanine equity based on its redemption features. The amount of the net income or loss attributable to the redeemable noncontrolling interests is recorded in “Net loss attributable to noncontrolling interests” within the Company's Condensed Consolidated Statements of Operations. To the extent the redemption value exceeds the initial fair value recorded, the Company will recognize the entire change in the redemption amount each reporting period in retained earnings.

    The acquired identifiable intangible assets of OneAg as of the date of the acquisition are summarized in the following table (in millions):

	Fair Value	Useful Life(1)
Developed Technology	$526.0	7 - 15 years
Customer Relationships	47.3	20 years
Tradename	6.5	5 years
Favorable contracts	44.8	2 - 7 years
	$624.6
____________________________________
(1)    Based on available information and certain assumptions that we believe are reasonable.

    The following unaudited pro forma financial information presents the consolidated results of operations as if the OneAg acquisition had occurred on January 1, 2023. OneAg's pre-acquisition results have been added to the Company's historical results. The pro forma results (in millions) contained in the table below include adjustments for (i) the elimination of sales between the Company and OneAg, (ii) amortization of acquired intangible assets (iii) interest expense and amortization of debt issuance costs related to borrowings under the Senior Notes due 2027 and 2034 and term loan facility and (iv) transaction-related costs as if these had been incurred on January 1, 2023 for the period ending March 31, 2024.

Three Months Ended March 31,
2024
Unaudited Consolidated Pro Forma Results
Net sales	$3,012.1
Net income attributable to AGCO Corporation	156.4

    These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor are they necessarily an indication of future operating results.

3.    BUSINESS DIVESTITURE

    On July 25, 2024, the Company entered into a Stock and Asset Purchase Agreement to sell the majority of its Grain & Protein (“G&P”) business, which includes the GSI®, Automated Production® (AP), Cumberland®, Cimbria® and Tecno® brands for a purchase price of $700.0 million, subject to customary working capital and other adjustments. On November 1, 2024, the Company completed the sale of the G&P business to A-AG Holdco Limited, an affiliate of American Industrial Partners. The Company previously classified the G&P business as held for sale as of June 30, 2024. The Company determined the sale of the G&P business did not represent a strategic shift that had or will have a major effect on the consolidated results of operations, and therefore results of this business were not classified as discontinued operations. The Company received net proceeds of $630.7 million on the transaction date, which is subject to the finalization of preliminary working capital and other adjustments, and recognized a loss on the sale of business of $507.3 million. The loss on sale of business includes $93.6 million of cumulative translation adjustment losses representing amounts previously recorded in accumulated other comprehensive loss. The proceeds from the sale were used to repay the Term Loan Facility and reduce borrowings under the Credit Facility. Refer to Note 9 for further information.

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

4.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

    The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. The cash received from receivables sold under these accounts receivable sales agreements that remain outstanding as of March 31, 2025 and December 31, 2024 was approximately $2.1 billion and $2.3 billion, respectively.

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

    In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The cash received from trade receivables sold under factoring arrangements that remain outstanding as of March 31, 2025 and December 31, 2024 was approximately $210.1 million and $220.5 million, respectively. Under these arrangements, the Company is required to continue to service the sold receivables at market rates. The Company does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

agreements and determined that receivables sold under these agreements should be accounted for as off-balance sheet transactions.

    Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $18.9 million and $27.9 million during the three months ended March 31, 2025 and 2024, respectively.

    The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. As of March 31, 2025 and December 31, 2024, these finance joint ventures had approximately $115.8 million and $139.2 million, respectively, of outstanding accounts receivable associated with these arrangements.

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

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill during the three months ended March 31, 2025 are summarized as follows (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Balance as of December 31, 2024	$742.8	$94.9	$962.3	$20.4	$1,820.4
Foreign currency translation	—	4.6	18.3	—	22.9
Balance as of March 31, 2025	$742.8	$99.5	$980.6	$20.4	$1,843.3

    Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1st each year.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Changes in the carrying amount of acquired intangible assets during the three months ended March 31, 2025 are summarized as follows (in millions):

Gross carrying amounts:	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Other	Total
Balance as of December 31, 2024	$75.1	$179.1	$604.7	$50.9	$909.8
Foreign currency translation	0.4	4.5	5.3	—	10.2
Balance as of March 31, 2025	$75.5	$183.6	$610.0	$50.9	$920.0

Accumulated amortization:	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Other	Total
Balance as of December 31, 2024	$45.6	$109.6	$95.0	$14.9	$265.1
Amortization expense	1.0	1.7	11.3	1.3	15.3
Foreign currency translation	0.4	3.9	2.1	0.1	6.5
Balance as of March 31, 2025	$47.0	$115.2	$108.4	$16.3	$286.9

Indefinite-lived intangible assets:	Trademarks and Trade Names
Balance as of December 31, 2024	$83.8
Foreign currency translation	1.3
Balance as of March 31, 2025	$85.1

    The Company amortizes certain acquired identifiable intangible assets primarily on a straight-line basis over their estimated useful lives, which range from four to 50 years. External-use software, net, developed by the Company and marketed externally, was approximately $0.2 million and $0.4 million as of March 31, 2025 and December 31, 2024, respectively, and classified within “Intangible assets, net.”

6.    INVENTORIES

    Inventories, net at March 31, 2025 and December 31, 2024, were as follows (in millions):

	March 31, 2025	December 31, 2024
Finished goods	$1,244.8	$1,187.9
Repair and replacement parts	781.9	754.6
Work in process	252.0	170.0
Raw materials	679.3	618.8
Inventories, net	$2,958.0	$2,731.3

    At March 31, 2025 and December 31, 2024, the Company had recorded $269.3 million and $251.1 million respectively, as a reserve for surplus and obsolete inventories. These reserves are reflected within “Inventories, net” within the Company's Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

7.    PRODUCT WARRANTY

    The warranty reserve activity for the three months ended March 31, 2025 and 2024, including deferred revenue associated with the Company's extended warranties that have been sold, was as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$743.0	$800.8
Accruals for warranties issued	66.4	92.1
Settlements made and deferred revenue recognized	(89.1)	(82.0)
Foreign currency translation	26.3	(17.8)
Balance at March 31	$746.6	$793.1

    The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. The Company's extended warranty period for the majority of products ranges from three to five years. Revenue is recognized for the extended warranty contracts on a straight-line basis, which the Company believes approximates the cost expected to be incurred in satisfying the obligations, over the extended warranty period. Approximately $589.4 million, $598.7 million and $661.9 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2025, December 31, 2024 and March 31, 2024, respectively. Approximately $157.2 million, $144.3 million and $131.2 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2025, December 31, 2024, and March 31, 2024, respectively.

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

8.    SUPPLIER FINANCE PROGRAMS

    The Company has supplier financing arrangements with certain banks or other intermediaries whereby a bank or intermediary purchases receivables held by the Company’s suppliers. Under the program, suppliers have the option to be paid by the bank or intermediary earlier than the payment due date. When the supplier receives an early payment, they receive discounted amounts, and the Company pays the bank or intermediary the face amount of the invoice on the payment due date. The Company does not reimburse suppliers for any costs incurred for participation in the program. The Company and its suppliers agree on the contractual terms, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the supplier finance programs. The suppliers’ voluntary inclusion in the supplier financing programs has no bearing on the Company’s payment terms. The Company has no economic interest in a supplier’s decision to participate in the programs, and the Company has no direct financial relationship with the banks or other intermediaries as it relates to the supplier finance programs. As of March 31, 2025, payment terms with the majority of the Company’s suppliers are 30 to 180 days, which correspond to the contractual terms, with rates that are based on market rates (such as SOFR) plus a credit spread. There are no assets pledged as security under the programs. As of March 31, 2025 and December 31, 2024, the amounts outstanding that remain unpaid to the banks or other intermediaries totaled $37.0 million and $50.6 million, respectively, and are reflected in “Accounts payable” in the Company’s Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

9.    INDEBTEDNESS

    Long-term debt consisted of the following at March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025	December 31, 2024
Credit Facility, expires 2027	$476.2	$—
5.450% Senior notes due 2027	400.0	400.0
5.800% Senior notes due 2034	700.0	700.0
0.800% Senior notes due 2028	648.5	622.7
1.002% EIB Senior term loan due 2025	—	259.5
EIB Senior term loan due 2029	270.2	259.5
EIB Senior term loan due 2030	183.7	176.4
Senior term loans due between 2025 and 2028	158.3	152.0
Other long-term debt	—	—
Debt issuance costs	(11.4)	(12.0)
	2,825.5	2,558.1

Less:
Current portion of other long-term debt	—	—
1.002% EIB Senior term loan due 2025	—	(259.5)
Senior term loans due 2025	(68.0)	(65.3)
Total long-term indebtedness	$2,757.5	$2,233.3

Credit Facility

    The Company has a credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“Credit Facility”) that matures on December 19, 2027. As of March 31, 2025, the Company had $476.2 million in outstanding borrowings under the revolving credit facility and had the ability to borrow $773.8 million.

Uncommitted Credit Facility

    The Company has an uncommitted revolving credit facility that allows the Company to borrow up to €100.0 million (or approximately $108.1 million as of March 31, 2025). The credit facility expires on December 31, 2026. As of March 31, 2025 and December 31, 2024, the Company had no outstanding borrowings under the revolving credit facility.

1.002% European Investment Bank (“EIB”) Senior Term Loan due 2025

    On January 24, 2025, the Company repaid €250.0 million (or approximately $262.3 million) upon maturity of the EIB Senior term loan due 2025.

Other Short-Term Borrowings

    As of March 31, 2025 and December 31, 2024, the Company had short-term borrowings due within one year, excluding the current portion of long-term debt, of approximately $114.1 million and $90.4 million, respectively.

Standby Letters of Credit and Similar Instruments

    The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At March 31, 2025 and December 31, 2024, outstanding letters of credit totaled approximately $14.0 million and $13.2 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

10.    RESTRUCTURING AND BUSINESS OPTIMIZATION EXPENSES

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

    Restructuring expenses activity, which relates to severance and other related costs, during the three months ended March 31, 2025, is summarized as follows (in millions):

Balance as of December 31, 2024	$136.2
First quarter 2025 provision, net of reversals	(0.8)
First quarter 2025 cash activity	(30.3)
Foreign currency translation	4.4
Balance as of March 31, 2025	$109.5

    Approximately $98.4 million and $125.2 million of restructuring expenses are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively. Approximately $11.1 million and $11.0 million of restructuring expenses are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively.

Business Optimization Expenses

    Business optimization expenses primarily relate to professional services costs incurred as part of the restructuring program aimed at reducing structural costs, enhancing global efficiencies by changing the Company’s operating model for certain corporate and back-office functions. During the three months ended March 31, 2025, the Company recognized approximately $13.8 million of business optimization expenses.

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

    The Company designates certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was approximately $247.0 million and $356.7 million as of March 31, 2025 and December 31, 2024, respectively.

Steel Commodity Contracts

    The Company designates certain steel commodity contracts as cash flow hedges of expected future purchases of steel. The Company did not have any derivatives that were designated as cash flow hedges related to steel commodity contracts as of March 31, 2025 and December 31, 2024, respectively.

Interest Rate Risk

    The Company entered into treasury rate locks in early March 2024 to fix the interest rate for the 5.800% Senior Notes due 2034 (the “2034 Notes”) issued on March 21, 2024. The derivative position settled on March 28, 2024 with a cash settlement that offset changes in the benchmark treasury rate between the execution of the treasury rate lock and the debt pricing date for the 2034 Notes. This treasury rate lock was designated as a cash flow hedge and the gain at termination of $8.2 million was recognized in accumulated other comprehensive loss. The amount recognized in accumulated other comprehensive loss is reclassified to interest expense as interest payments are made on the 2034 Notes through the maturity date.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended March 31, 2025 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated derivative net gains as of December 31, 2024	$11.7	$2.8	$8.9
Net changes in fair value of derivatives
Foreign currency contracts(1)	0.6	0.2	0.4
Total	0.6	0.2	0.4
Net gains reclassified from accumulated other comprehensive loss into income
Foreign currency contracts(1)	(2.3)	(0.7)	(1.6)
Treasury rate locks	(0.2)	(0.1)	(0.1)
Total	(2.5)	(0.8)	(1.7)
Accumulated derivative net gains as of March 31, 2025	$9.8	$2.2	$7.6
____________________________________
(1)    The outstanding contracts as of March 31, 2025 range in maturity through December 2025.

    As of March 31, 2025, approximately $0.2 million of realized derivative net losses, before taxes, remain in accumulated other comprehensive loss related to foreign currency contracts associated with inventory that had not yet been sold.

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended March 31, 2024 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated derivative net losses as of December 31, 2023	$(1.3)	$(0.5)	$(0.8)
Net changes in fair value of derivatives
Foreign currency contracts	(1.1)	0.1	(1.2)
Commodity contracts	(0.3)	—	(0.3)
Treasury rate locks	8.2	2.1	6.1
Total	6.8	2.2	4.6
Net losses reclassified from accumulated other comprehensive loss into income
Foreign currency contracts	2.6	0.3	2.3
Total	2.6	0.3	2.3
Accumulated derivative net gains as of March 31, 2024	$8.1	$2.0	$6.1

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    On January 29, 2021, the Company entered into a cross currency swap contract as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap had an expiration date of January 29, 2028. At maturity of the cross currency swap contract, the Company was expected to deliver the notional amount of approximately €247.9 million and receive $300.0 million from the counterparties. The Company received quarterly interest payments from the counterparties based on a fixed interest rate until the maturity of the cross currency swap. On November 4, 2024, the Company's existing cross currency swap contract was terminated and the Company delivered the notional amount of approximately $277.4 million and received $300.0 million from the counterparties, resulting in a gain of approximately $22.6 million that was recognized in accumulated other comprehensive loss.

    On November 4, 2024, the Company entered into new $600.0 million cross currency swap contracts comprising a $200.0 million tranche for three years tenor, $200.0 million tranche for five years tenor and $200.0 million tranche for seven years tenor as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap contracts have an expiration date of November 6, 2027, November 6, 2029 and November 6, 2031, respectively. At maturity of the cross currency swap contracts, the Company is expected to deliver the notional amount of approximately €385.5 million (or approximately $416.7 million as of March 31, 2025) and 155.5 million Swiss francs (or approximately $176.2 million as of March 31, 2025), respectively, and receive $600.0 million from the counterparties. The Company receives quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swap.

    The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	March 31, 2025	December 31, 2024
Cross currency swap contracts	$600.0	$600.0

    The following table summarizes the changes in the fair value of the cross currency swap contracts designated as a net investment hedge during the three months ended March 31, 2025 and 2024 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) for the Three Months Ended
	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
March 31, 2025	$(10.0)	$(2.6)	$(7.4)
March 31, 2024	4.7	1.2	3.5

Derivative Transactions Not Designated as Hedging Instruments

    The Company enters into foreign currency contracts to economically hedge a portion of its receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts are classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of March 31, 2025 and December 31, 2024, the Company had outstanding foreign currency contracts with a notional amount of approximately $2,122.1 million and $3,231.2 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the results on net income of derivatives not designated as hedging instruments (in millions):

		Gain (Loss) Recognized in Net Income for the Three Months Ended
	Classification of Gain (Loss)	March 31, 2025	March 31, 2024
Foreign currency contracts	Other expense, net	$17.9	$(8.3)

    The table below sets forth the fair value of derivative instruments as of March 31, 2025 (in millions):

	Asset Derivatives as of March 31, 2025		Liability Derivatives as of March 31, 2025
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$4.2	Other current liabilities	$1.9
Cross currency swap contracts	Other noncurrent assets	6.2	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts(1)	Other current assets	5.6	Other current liabilities	1.2
Total derivative instruments		$16.0		$3.1
____________________________________
(1)    The outstanding contracts as of March 31, 2025 range in maturity through May 2025.

    The table below sets forth the fair value of derivative instruments as of December 31, 2024 (in millions):

	Asset Derivatives as of December 31, 2024		Liability Derivatives as of December 31, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$3.7	Other current liabilities	$1.6
Commodity contracts	Other current assets	—	Other current liabilities	—
Cross currency swap contracts	Other noncurrent assets	16.2	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	26.1	Other current liabilities	12.6
Total derivative instruments		$46.0		$14.2

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.    STOCKHOLDERS’ EQUITY

    The following tables set forth changes in redeemable noncontrolling interests and stockholders’ equity attributed to AGCO Corporation and to noncontrolling interests for the three months ended March 31, 2025 and 2024 (in millions):

	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2024	$300.1	$0.7	$—	$5,645.0	$(1,902.9)	$3,742.8
Stock compensation	—	—	6.2	—	—	6.2
Issuance of stock awards	—	—	(5.5)	(4.3)	—	(9.8)
Comprehensive income (loss):
Net income (loss)	(1.8)	—	—	10.5	—	10.5
Other comprehensive income (loss):
Foreign currency translation adjustments	1.5	—	—	—	80.7	80.7
Defined pension and postretirement benefit plans, net of tax	—	—	—	—	1.9	1.9
Deferred gains and losses on derivatives, net of tax	—	—	—	—	(1.3)	(1.3)
Payment of dividends to stockholders	—	—	—	(21.6)	—	(21.6)
Balance, March 31, 2025	$299.8	$0.7	$0.7	$5,629.6	$(1,821.6)	$3,809.4

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2023	$0.7	$4.1	$6,360.0	$(1,708.1)	$0.1	$4,656.8
Stock compensation	—	8.4	—	—	—	8.4
Issuance of stock awards	—	(12.4)	(0.5)	—	—	(12.9)
SSARs exercised	—	(0.1)	—	—	—	(0.1)
Comprehensive income:
Net income	—	—	168.0	—	—	168.0
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(52.0)	—	(52.0)
Defined pension and postretirement benefit plans, net of tax	—	—	—	1.7	—	1.7
Deferred gains and losses on derivatives, net of tax	—	—	—	6.9	—	6.9
Payment of dividends to stockholders	—	—	(21.6)	—	—	(21.6)
Balance, March 31, 2024	$0.7	$—	$6,505.9	$(1,751.5)	$0.1	$4,755.2

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation for the three months ended March 31, 2025 (in millions):

	Defined Pension and Postretirement Benefit Plans	Deferred Gains and Losses on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2024	$(218.8)	$8.9	$(1,693.0)	$(1,902.9)
Other comprehensive income before reclassifications	—	0.4	80.7	81.1
Net losses (gains) reclassified from accumulated other comprehensive loss	1.9	(1.7)	—	0.2
Other comprehensive income (loss)	1.9	(1.3)	80.7	81.3
Accumulated other comprehensive loss, March 31, 2025	$(216.9)	$7.6	$(1,612.3)	$(1,821.6)

    The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation for the three months ended March 31, 2025 and 2024 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31, 2025(1)	Three Months Ended March 31, 2024(1)
Derivatives:
Net losses (gains) on foreign currency contracts	$(2.3)	$2.6	Cost of goods sold
Net gains on treasury rate locks	(0.2)	—	Interest expense, net
Reclassification before tax	(2.5)	2.6
Income tax expense (benefit)	0.8	(0.3)	Income tax provision
Reclassification net of tax	$(1.7)	$2.3

Defined pension and postretirement benefit plans:
Amortization of net actuarial losses	$2.1	$2.2	Other expense, net(2)
Amortization of prior service cost	0.5	0.4	Other expense, net(2)
Reclassification before tax	2.6	2.6
Income tax benefit	(0.7)	(0.9)	Income tax provision
Reclassification net of tax	$1.9	$1.7

Net losses reclassified from accumulated other comprehensive loss	$0.2	$4.0
____________________________________
(1)    Losses (Gains) included within the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, respectively.
(2)    These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. Refer to Note 15 for additional information.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Share Repurchase Program

    In November 2024, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase $22.0 million of shares of its common stock. The Company received approximately 228,969 shares associated with the completion of this transaction as of December 31, 2024. In November 2023, the Company entered into an ASR agreement with a financial institution to repurchase $53.0 million of shares of its common stock. The Company received approximately 371,669 shares associated with this transaction as of December 31, 2023. In January 2024, the Company received an additional 82,883 shares upon final settlement of its November 2023 ASR agreement. All shares received under the ASR agreement were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets. During the three months ended March 31, 2025, the Company did not purchase any shares directly or enter into any accelerated share repurchase agreements.

    As of March 31, 2025, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $35.0 million, which has no expiration date.

Dividends

    During the three months ended March 31, 2025 and 2024, the Company declared and paid cash dividends of $0.29 and $0.29 per common share, respectively. On April 24, 2025, the Company's Board of Directors declared a regular quarterly dividend of $0.29 per common share to be paid on June 16, 2025, to all stockholders of record as of the close of business on May 15, 2025.

13.    NET INCOME PER COMMON SHARE

    Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per common share assumes the exercise of outstanding stock-settled stock appreciation rights (“SSARs”) and the vesting of restricted stock unit awards (“RSUs”) using the treasury stock method when there is no other circumstance other than the passage of time under which they would not be issued, and the effects of such assumptions are dilutive.

    A reconciliation of net income attributable to AGCO Corporation and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three months ended March 31, 2025 and 2024 is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2025	2024
Basic net income per share:
Net income attributable to AGCO Corporation	$10.5	$168.0
Weighted average number of common shares outstanding	74.6	74.6
Basic net income per share attributable to AGCO Corporation	$0.14	$2.25
Diluted net income per share:
Net income attributable to AGCO Corporation	$10.5	$168.0
Weighted average number of common shares outstanding	74.6	74.6
Dilutive SSARs and RSUs	0.1	0.1
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	74.7	74.7
Diluted net income per share attributable to AGCO Corporation	$0.14	$2.25

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

14.    INCOME TAXES

    At March 31, 2025 and December 31, 2024, the Company had approximately $421.5 million and $387.4 million, respectively, of gross unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. Gross unrecognized income tax benefits as of March 31, 2025 and December 31, 2024 exclude certain indirect favorable effects that relate to other tax jurisdictions of approximately $141.4 million and $126.4 million, respectively. In addition, the gross unrecognized income tax benefits as of March 31, 2025 and December 31, 2024 exclude certain deposits made in a foreign jurisdiction of approximately $26.2 million, net of $19.3 million refunds received, and $25.2 million, net of $18.5 million refunds received, respectively, associated with an ongoing audit.

    At March 31, 2025 and December 31, 2024, the Company had approximately $9.9 million and $9.3 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months, reflected in “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheets. At March 31, 2025 and December 31, 2024, the Company had approximately $411.8 million and $378.4 million, respectively, of accrued taxes reflected in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At March 31, 2025 and December 31, 2024, the Company had accrued interest and penalties related to unrecognized tax benefits of approximately $33.9 million and $30.9 million, respectively. Generally, tax years 2019 through 2024 remain open to examination by taxing authorities in the United States and certain other foreign tax jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in the United States and in various state, local and foreign jurisdictions. As of March 31, 2025, a number of income tax examinations in foreign jurisdictions are ongoing.

    The Company maintains a valuation allowance to reserve a portion of its net deferred tax assets in the United States and certain foreign jurisdictions. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company regularly assesses the likelihood that its deferred tax assets will be recovered from estimated future taxable income and available tax planning strategies and has determined that all adjustments to the valuation allowances have been deemed appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that it will realize its remaining net deferred tax assets, net of the valuation allowance, in future years.

15.    PENSION AND POSTRETIREMENT BENEFIT PLANS

    Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three months ended March 31, 2025 and 2024 are set forth below (in millions):

	Three Months Ended March 31,
Pension benefits	2025	2024
Service cost	$1.8	$2.1
Interest cost	6.6	7.0
Expected return on plan assets	(6.3)	(7.7)
Amortization of net actuarial losses	2.1	2.2
Amortization of prior service cost	0.4	0.3
Net periodic pension cost	$4.6	$3.9

	Three Months Ended March 31,
Postretirement benefits	2025	2024
Service cost	$—	$0.1
Interest cost	0.4	0.4
Amortization of prior service cost	0.1	0.1
Net periodic postretirement benefit cost	$0.5	$0.6

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations.

    During the three months ended March 31, 2025, the Company made approximately $5.3 million of contributions to its defined pension benefit plans. The Company currently estimates its minimum contributions for 2025 to its defined pension benefit plans will aggregate to approximately $14.3 million.

    During the three months ended March 31, 2025, the Company made approximately $0.4 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.7 million of contributions to its postretirement health care and life insurance benefit plans during 2025.

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

    The Company enters into foreign currency, commodity and interest rate swap contracts. The fair values of the Company’s derivative instruments are determined using discounted cash flow valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these discounted cash flow valuation models for derivative instruments include the applicable exchange rates, forward rates or interest rates. Such models used for option contracts also use implied volatility. Refer to Note 11 for additional information on the Company’s derivative instruments and hedging activities.

    Assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 are summarized below (in millions):

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$16.0	$—	$16.0
Derivative liabilities	—	3.1	—	3.1

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$46.0	$—	$46.0
Derivative liabilities	—	14.2	—	14.2

    The carrying amounts of long-term debt under the Company’s EIB Senior term loans due 2029 and 2030 and Senior term loans due between 2025 and 2028 approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At March 31, 2025, the estimated fair value of the Company's 0.800% Senior notes due 2028, based on listed market values, was approximately €549.4 million (or approximately $593.8 million), compared to the carrying value of €600.0 million (or approximately $648.5 million). At March 31, 2025, the estimated fair value of the Company's 5.450% senior notes due 2027, based on listed market values, was approximately $405.4 million,

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

compared to the carrying value of $400.0 million. At March 31, 2025, the estimated fair value of the Company's 5.800% senior notes due 2034, based on listed market values, was approximately $710.1 million, compared to the carrying value of $700.0 million. Refer to Note 9 for additional information on the Company’s long-term debt.

17.    COMMITMENTS AND CONTINGENCIES

Leases

    Lease payment amounts for operating and finance leases with remaining terms greater than one year as of March 31, 2025 and December 31, 2024 were as follows (in millions):

	March 31, 2025		December 31, 2024
	Operating Leases(1)	Finance Leases	Operating Leases(1)	Finance Leases
2025	$42.6	$0.5	$53.3	$0.7
2026	48.5	0.5	43.9	0.5
2027	34.3	0.5	29.7	0.4
2028	27.0	0.3	22.6	0.3
2029	19.3	0.2	15.2	0.2
Thereafter	43.8	5.5	42.2	5.5
Total lease payments	215.5	7.5	206.9	7.6
Less: imputed interest(2)	(33.5)	(1.9)	(34.4)	(2.0)
Present value of leased liabilities	$182.0	$5.6	$172.5	$5.6
__________________________________
(1)    Operating lease payments include options to extend or terminate at the Company's sole discretion, which are included in the determination of lease term when they are reasonably certain to be exercised.
(2)    Calculated for each lease using either the implicit interest rate or the incremental borrowing rate, when the implicit interest rate is not readily available.

Off-Balance Sheet Arrangements

Guarantees

    At March 31, 2025, the Company had outstanding guarantees issued to its Argentine finance joint venture, AGCO Capital Argentina S.A. (“AGCO Capital”), of approximately $64.2 million. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to AGCO Capital if end users default on such loans to the extent that, due to non-credit risk, the end users are not able, or not required, to pay their loans, or are required to pay in a different currency than the one agreed in their loan. The Company also has obligations to guarantee indebtedness owed to certain of its finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant. The Company believes the credit risk associated with these guarantees is not material.

    In addition, at March 31, 2025, the Company had accrued approximately $12.4 million of outstanding guarantees of residual values that may be owed to its finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under these guarantees is approximately $212.3 million.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Contingencies

    During 2017, the Company purchased Precision Planting, which provides precision agricultural technology solutions. In 2018, Deere & Company (“Deere”) filed separate complaints in the U.S. District Court of Delaware against the Company and Precision Planting alleging that certain products of those entities infringed certain patents of Deere. The two complaints subsequently were consolidated into a single case, Case No. 1:18-cv-00827-CFC. In July 2022, the case was tried before a jury, which determined that the Company and Precision Planting had not infringed the Deere patents. Following customary post-trial procedures, the Court entered a judgment in the Company’s favor, and Deere appealed the judgment to the U.S. Court of Appeals for the Federal Circuit. On January 24, 2025, the Court ruled in favor of the Company and Precision Planting. Deere did not file for a writ of certiorari from the U.S. Supreme Court within the required time period, and, as a result, the District Court judgement is final.

    The Company is a party to various other legal claims and actions incidental to its business. The Company believes that none of these claims or actions, either individually or in the aggregate, are material to its business or financial statements as a whole, including its results of operations and financial condition.

18.    REVENUE

Contract Liabilities

    Contract liabilities relate to the following: (1) unrecognized revenues where payment of consideration precedes the Company’s performance with respect to extended warranty and maintenance contracts and where the performance obligation is satisfied over time, (2) unrecognized revenues where payment of consideration precedes the Company’s performance with respect to precision agriculture technology services and where the performance obligation is satisfied over time and (3) unrecognized revenues where payment of consideration precedes the Company’s performance with respect to certain grain storage and protein production systems and where the performance obligation is satisfied over time. The Company divested the majority of its Grain & Protein business on November 1, 2024.

    Significant changes in the balance of contract liabilities for the three months ended March 31, 2025 and 2024 were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$341.5	$310.7
Advance consideration received	47.6	52.5
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(37.7)	(32.2)
Revenue recognized during the period related to grain storage and protein production systems	(0.4)	(4.7)
Foreign currency translation	8.8	(4.8)
Balance at March 31	$359.8	$321.5

    The contract liabilities are classified as either “Accrued expenses” or “Other current liabilities” and “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets. During the three months ended March 31, 2025, the Company recognized approximately $35.5 million of revenue that was recorded as a contract liability at the beginning of 2025. During the three months ended March 31, 2024, the Company recognized approximately $33.2 million of revenue that was recorded as a contract liability at the beginning of 2024.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Remaining Performance Obligations

    The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2025 are $108.8 million for the remainder of 2025, $116.7 million in 2026, $71.9 million in 2027, $33.9 million in 2028 and $14.6 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

Disaggregated Revenue

    Net sales for the three months ended March 31, 2025 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$292.8	$—	$—	$—	$292.8
Canada	76.7	—	—	—	76.7
Brazil	—	169.3	—	—	169.3
Other South America	—	57.7	—	—	57.7
Germany	—	—	293.9	—	293.9
France	—	—	270.7	—	270.7
United Kingdom and Ireland	—	—	108.0	—	108.0
Finland and Scandinavia	—	—	171.9	—	171.9
Italy	—	—	65.9	—	65.9
Other Europe	—	—	346.8	—	346.8
Middle East and Algeria	—	—	73.3	—	73.3
Africa	—	—	—	15.3	15.3
Asia	—	—	—	33.1	33.1
Australia and New Zealand	—	—	—	46.1	46.1
Mexico, Central America and Caribbean	26.1	2.9	—	—	29.0
	$395.6	$229.9	$1,330.5	$94.5	$2,050.5

Major products:
Tractors	$141.0	$148.8	$910.3	$54.0	$1,254.1
Replacement parts	88.4	37.2	284.3	22.7	432.6
Grain storage and protein production systems	—	—	—	0.9	0.9
Combines, application equipment and other machinery	166.2	43.9	135.9	16.9	362.9
	$395.6	$229.9	$1,330.5	$94.5	$2,050.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the three months ended March 31, 2024 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Total Segments	Other(1)	Consolidated
Primary geographical markets:
United States	$482.5	$—	$—	$—	$482.5	$116.3	$598.8
Canada	91.2	—	—	—	91.2	8.7	99.9
Brazil	—	204.7	—	—	204.7	24.9	229.6
Other South America	—	66.4	—	—	66.4	4.8	71.2
Germany	—	—	505.4	—	505.4	5.9	511.3
France	—	—	323.9	—	323.9	1.0	324.9
United Kingdom and Ireland	—	—	137.7	—	137.7	0.7	138.4
Finland and Scandinavia	—	—	162.0	—	162.0	1.1	163.1
Italy	—	—	64.6	—	64.6	4.7	69.3
Other Europe	—	—	352.7	—	352.7	7.9	360.6
Middle East and Algeria	—	—	160.6	—	160.6	0.8	161.4
Africa	—	—	—	18.8	18.8	4.6	23.4
Asia	—	—	—	60.4	60.4	14.2	74.6
Australia and New Zealand	—	—	—	68.4	68.4	0.3	68.7
Mexico, Central America and Caribbean	27.4	1.9	—	—	29.3	4.2	33.5
	$601.1	$273.0	$1,706.9	$147.6	$2,728.6	$200.1	$2,928.7

Major products:
Tractors	$252.7	$172.9	$1,260.7	$90.9	$1,777.2	$—	$1,777.2
Replacement parts	94.0	39.1	277.7	22.9	433.7	—	433.7
Grain storage and protein production systems	—	—	—	5.1	5.1	200.1	205.2
Combines, application equipment and other machinery	254.4	61.0	168.5	28.7	512.6	—	512.6
	$601.1	$273.0	$1,706.9	$147.6	$2,728.6	$200.1	$2,928.7
____________________________________
(1)    “Other” represents the results for the three months ended March 31, 2024 for the majority of the Company’s Grain & Protein business which was divested on November 1, 2024. The results of the G&P business through the date of the divestiture were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

19.    SEGMENT REPORTING

    The Company has four operating segments which are also its reportable segments which consist of the North America, South America, Europe/Middle East and Asia/Pacific/Africa regions. The Company’s reportable segments are geography based and distribute a full range of agricultural machinery and precision agriculture technology. The Company’s Chief Operating Decision Maker (“CODM”), Eric P. Hansotia, Chairman of the Board, President and Chief Executive Officer, evaluates segment performance primarily based on income from operations. The CODM utilizes income from operations to evaluate each segment’s performance including the allocation of resources. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are generally charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations (loss) for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 2025 and 2024 and assets as of March 31, 2025 and December 31, 2024 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended March 31,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Total Segments	Other(1)	Total
2025
Net sales	$395.6	$229.9	$1,330.5	$94.5	$2,050.5	$—	$2,050.5
Cost of goods sold	295.5	185.2	970.9	78.3	1,529.9	—	1,529.9
Selling, general and administrative expenses	86.6	32.4	135.2	16.4	270.6	—	270.6
Engineering expenses	33.3	10.2	70.0	2.5	116.0	—	116.0
Income (loss) from operations	$(19.8)	$2.1	$154.4	$(2.7)	$134.0	$—	$134.0

Depreciation	$15.2	$7.9	$35.1	$2.3	$60.5	$—	$60.5
Capital expenditures	6.3	6.6	34.4	0.9	48.2	—	48.2

2024
Net sales(2)	$601.1	$273.0	$1,706.9	$147.6	$2,728.6	$200.1	$2,928.7
Cost of goods sold	458.2	224.1	1,199.8	117.9	2,000.0	158.9	2,158.9
Selling, general and administrative expenses	81.5	22.4	137.7	18.2	259.8	29.6	289.4
Engineering expenses	33.0	14.5	74.3	2.4	124.2	6.7	130.9
Income from operations(3)	$28.4	$12.0	$295.1	$9.1	$344.6	$4.9	$349.5

Depreciation	$14.8	$8.9	$32.1	$4.0	59.8	$3.5	$63.3
Capital expenditures	16.3	15.1	60.9	0.6	92.9	2.1	95.0

Assets
As of March 31, 2025	$1,536.3	$985.2	$3,047.1	$688.2	$6,256.8	$—	$6,256.8
As of December 31, 2024	1,527.9	946.9	2,841.4	697.7	6,013.9	—	6,013.9
____________________________________
(1)    “Other” represents the results for the three months ended March 31, 2024 for the majority of the Company’s Grain & Protein business which was divested on November 1, 2024. The results of the G&P business through the date of the divestiture were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments.
(2)    Of the $200.1 million of the net sales of the divested G&P business recast to “Other”, $128.5 million, $30.4 million, $22.1 million and $19.1 million were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments, respectively.
(3)    Of the $4.9 million of the income (loss) from operations of the divested G&P business recast to “Other”, $14.0 million, $4.2 million, $(12.2) million and $(1.1) million were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    A reconciliation from the segment information to the consolidated balances for income from operations is set forth below (in millions):

	Three Months Ended March 31,
	2025	2024
Segment income from operations	$134.0	$344.6
Other(1)	—	4.9
Impairment charges	(1.1)	—
Corporate expenses	(48.1)	(53.0)
Amortization of intangibles	(15.3)	(13.9)
Stock compensation expense	(7.1)	(8.0)
Restructuring and business optimization expenses	(13.0)	(1.0)
Consolidated income from operations	$49.4	$273.6
____________________________________
(1)    “Other” represents the results for the three months ended March 31, 2024 for the majority of the Company’s Grain & Protein business which was divested on November 1, 2024. The results of the G&P business through the date of the divestiture were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments.

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

    The recent announcements of significant trade policy and tariff actions by the U.S. government, including but not limited to tariffs on imported steel and aluminum products, multiple tariffs on certain imports from China, tariffs on certain imports from Canada and Mexico, and baseline tariffs on most imports from most other countries, are creating significant uncertainty and potential risks for our business. These announcements in some cases were followed by delays and changes in implementation, and the ultimate tariff structures are unclear at the current time. Depending upon which countries are impacted, increases in tariffs can increase both the costs of the inputs that we use in manufacturing products and increase the after-tariff sales prices of the products that we sell. The impacts of the tariffs may be mitigated as a majority of our sales and manufacturing takes place outside the United States. Additionally, these tariffs will increase the cost of certain raw materials and components, impacting our cost of goods sold. While we are actively exploring opportunities to mitigate these increased costs, there can be no guarantee that we will be able to fully offset the impact of these tariffs. Furthermore, the imposition of retaliatory tariffs from other countries on our exported products could negatively affect our sales and marketplace access in those countries. Moreover, the uncertainty of the tariff changes and any future trade policy changes has adversely impacted, and is expected to continue to adversely impact, our sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
RESULTS OF OPERATIONS

Financial Highlights

    The following table sets forth the percentage relationship to net sales of certain items included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2025		2024
	$	% of Net Sales(1)	$	% of Net Sales(1)
Net sales	$2,050.5	100.0%	$2,928.7	100.0%
Cost of goods sold	1,529.9	74.6	2,158.9	73.7
Gross profit	520.6	25.4	769.8	26.3
Selling, general and administrative expenses	325.8	15.9	350.4	12.0
Engineering expenses	116.0	5.7	130.9	4.5
Amortization of intangibles	15.3	0.7	13.9	0.5
Impairment charges	1.1	0.1	—	—
Restructuring and business optimization expenses	13.0	0.6	1.0	—
Income from operations	49.4	2.4	273.6	9.3
Interest expense, net	18.5	0.9	1.9	0.1
Other expense, net	32.3	1.6	50.8	1.7
Income (loss) before income taxes and equity in net earnings of affiliates	(1.4)	(0.1)	220.9	7.5
Income tax provision	2.0	0.1	69.1	2.4
Income (loss) before equity in net earnings of affiliates	(3.4)	(0.2)	151.8	5.2
Equity in net earnings of affiliates	12.1	0.6	16.2	0.6
Net income	8.7	0.4	168.0	5.7
Net loss attributable to noncontrolling interests	1.8	0.1	—	—
Net income attributable to AGCO Corporation	$10.5	0.5%	$168.0	5.7%
___________________________________
(1)    Rounding may impact summation of amounts.

    Net income attributable to AGCO Corporation for the three months ended March 31, 2025, was $10.5 million, or $0.14 per diluted share, compared to $168.0 million or $2.25 per diluted share, for the three months ended March 31, 2024.

    Net sales during the three months ended March 31, 2025 were approximately $2,050.5 million, or 30.0% lower than the three months ended March 31, 2024, primarily due to lower sales volumes resulting from softer industry sales reflecting lower end market demand and the divestiture of the majority of the Company's G&P business on November 1, 2024 and unfavorable currency impacts, partially offset by a favorable impact from the PTx Trimble joint venture. Income from operations was $49.4 million for the three months ended March 31, 2025 compared to $273.6 million in the three months ended March 31, 2024. The decrease in income from operations during 2025 was primarily the result of lower sales and production volumes reflecting weak industry conditions and increases in restructuring and business optimization expenses, partially offset by decreases in engineering expenses and selling, general and administrative expenses (“SG&A expenses”) primarily related to lower compensation costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    We estimate that worldwide average price increases (decreases) were approximately (0.1)% and 1.1% for the three months ended March 31, 2025 and 2024, respectively. Consolidated net sales of tractors and combines, which comprised approximately 63.7% of our net sales for the three months ended March 31, 2025, decreased approximately 30.2% compared to the same period in 2024. Unit sales of tractors and combines decreased approximately 20.5% during the three months ended March 31, 2025 compared to the same period in 2024. The primary driver of the decrease in unit sales was lower sales of tractors and combines. The difference between the unit sales change and the change in net sales was primarily the result of sales mix changes and foreign currency translation.

    Overall, global production hours, excluding hours related to the Company's G&P business which was divested on November 1, 2024, decreased approximately 32.8% during the three months ended March 31, 2025 compared to the same period in 2024, reflecting our response to lower end market demand.

Results of Operations

    Gross profit as a percentage of net sales decreased during the three months ended March 31, 2025 compared to the same period in 2024, primarily due to lower production volumes.

    SG&A expenses as a percentage of net sales, were higher during the three months ended March 31, 2025 compared to the same period in 2024 as net sales decreased at a faster rate than SG&A expenses. The absolute level of SG&A expenses decreased during the three months ended March 31, 2025 due to lower compensation costs. We recorded $7.1 million of stock compensation expense within SG&A expenses during the three months ended March 31, 2025, compared to $8.0 million during the same period in 2024.

    Engineering expenses as a percentage of net sales, were higher during the three months ended March 31, 2025 compared to the same period in 2024 as net sales decreased at a faster rate than engineering expenses. The absolute value of engineering expenses decreased during the three months ended March 31, 2025 primarily due to lower investment, partially offset by increased engineering expenses related to the PTx Trimble joint venture.

    We recorded impairment charges of $1.1 million during the three months ended March 31, 2025, related to the impairment of certain other assets. There were no impairment charges recorded during the three months ended March 31, 2024.

    We recorded restructuring and business optimization expenses of $13.0 million during the three months ended March 31, 2025, compared to $1.0 million, during the same period in 2024. The Company is focused on operational efficiencies to build a more resilient business. On June 24, 2024, the Company announced a restructuring program (the “Program”) in response to increased weakening demand in the agriculture industry. The initial phase of the Program is focused on further reducing structural costs, streamlining the Company’s workforce and enhancing global efficiencies related to changing the Company’s operating model for certain corporate and back-office functions and better leveraging technology and global centers of excellence. The Company estimates that it will incur charges for one-time termination benefits of approximately $150.0 million to $200.0 million in connection with this phase of the Program, primarily consisting of cash charges related to severance payments, employees benefits and related costs. The Company incurred the majority of charges in 2024 and expects to incur the remaining charges in 2025. The restructuring expenses recorded during the three months ended March 31, 2025 and 2024 primarily related to severance, business optimization and other related costs associated with the Company's Program and rationalization of certain manufacturing facilities and administrative offices. Refer to Note 10 to our Condensed Consolidated Financial Statements for further information.

    Interest expense, net was $18.5 million for the three months ended March 31, 2025, compared to $1.9 million for the comparable period in 2024, resulting primarily from an increase in interest expense resulting from the increased debt levels related to financing the PTx Trimble joint venture transaction and lower interest income. Refer to “Liquidity and Capital Resources” for further information on our available funding.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    Other expense, net was $32.3 million for the three months ended March 31, 2025, compared to $50.8 million for the comparable period in 2024. The decrease was primarily driven by a decrease in foreign currency exchange losses which were approximately $13.6 million, for the three months ended March 31, 2025, compared to $23.0 million, for the comparable period in 2024. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in “Other expense, net,” were approximately $18.9 million, for the three months ended March 31, 2025, compared to $27.9 million for the comparable period in 2024. During the three months ended March 31, 2024, the Company recorded the final business interruption insurance recovery related to the 2022 cyber attack of $5.0 million.

    We recorded an income tax provision of $2.0 million for the three months ended March 31, 2025 compared to $69.1 million for the three months ended March 31, 2024. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate.

    Equity in net earnings of affiliates, which is primarily comprised of income from our AGCO Finance joint ventures, was $12.1 million for the three months ended March 31, 2025 compared to $16.2 million for the three months ended March 31, 2024. The increase was primarily due to lower earnings in our finance joint ventures.

    The Company recorded a net loss attributable to noncontrolling interests of $1.8 million during the three months ended March 31, 2025. The net loss primarily relates to the noncontrolling interests of the PTx Trimble joint venture held by Trimble, which owns a 15% interest in the joint venture. The Company had no net loss attributable to noncontrolling interests recorded for the three months ended March 31, 2024.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    The following table sets forth, for the three months ended March 31, 2025, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended March 31,		Change		Change Due to Currency Translation
	2025	2024	$	%	$	%
Europe/Middle East	$1,330.5	$1,706.9	$(376.4)	(22.1)%	$(25.3)	(1.5)%
North America	395.6	601.1	(205.5)	(34.2)%	(9.6)	(1.6)%
South America	229.9	273.0	(43.1)	(15.8)%	(31.6)	(11.6)%
Asia/Pacific/Africa	94.5	147.6	(53.1)	(36.0)%	(2.8)	(1.9)%
Total Segments	2,050.5	2,728.6	(678.1)	(24.9)%	(69.3)	(2.5)%
Other(1)	—	200.1	(200.1)	(100.0)%	—	—%
	$2,050.5	$2,928.7	$(878.2)	(30.0)%	$(69.3)	(2.4)%
____________________________________
(1)    “Other” represents the results for the three months ended March 31, 2024 for the majority of the Company’s Grain & Protein business which was divested on November 1, 2024. The results of the G&P business through the date of the divestiture were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments.

EME

	Three Months Ended March 31,		Change
	2025	2024	$
Net sales	$1,330.5	$1,706.9	$(376.4)
Income from operations	154.4	295.1	(140.7)

    Net sales in EME decreased in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to sales volume declines, most significantly in high-horsepower and mid-range tractors and hay tools, and unfavorable foreign currency translation. Income from operations decreased by $140.7 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 as a result of lower sales and production volumes.

North America

	Three Months Ended March 31,		Change
	2025	2024	$
Net sales	$395.6	$601.1	$(205.5)
Income (loss) from operations	(19.8)	28.4	(48.2)

    Net sales in North America decreased in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to sales volume declines, most significantly in high-horsepower tractors, sprayers and combines. Income (loss) from operations decreased by $48.2 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 as a result of lower sales and production volumes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
South America

	Three Months Ended March 31,		Change
	2025	2024	$
Net sales	$229.9	$273.0	$(43.1)
Income from operations	2.1	12.0	(9.9)

    Net sales decreased in South America in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to sales volume declines, most significantly in tractors and implements, and unfavorable foreign currency translation. Income from operations decreased $9.9 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, as a result of lower sales and production volumes and negative pricing impacts.

APA

	Three Months Ended March 31,		Change
	2025	2024	$
Net sales	$94.5	$147.6	$(53.1)
Income (loss) from operations	(2.7)	9.1	(11.8)

    Net sales decreased in APA in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to lower sales volume declines, most significantly in high horse power tractors and sprayers. Income from operations decreased $11.8 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to lower sales and production volumes.

LIQUIDITY AND CAPITAL RESOURCES

    Our financing requirements generally are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our credit facilities and accounts receivable sales agreement facilities. Additional information regarding our indebtedness is contained in Note 9 to the Condensed Consolidated Financial Statements. We believe that the borrowings and facilities listed below, together with available cash and internally generated funds, and assuming customary renewals and replacements, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future (in millions):

March 31, 2025(1)
Credit facility, expires 2027	$476.2
5.450% Senior notes due 2027	400.0
5.800% Senior notes due 2034	700.0
0.800% Senior notes due 2028	648.5
EIB Senior term loan due 2029	270.2
EIB Senior term loan due 2030	183.7
Senior term loans due between 2025 and 2028	158.3
____________________________________
(1)    The amounts above are gross of debt issuance costs of an aggregate amount of approximately $11.4 million.

    The Company has a credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“Credit Facility”) that matures on December 19, 2027. As of March 31, 2025, the Company had $476.2 million in outstanding borrowings under the revolving credit facility and had the ability to borrow $773.8 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    In addition, the Company has an uncommitted revolving credit facility that allows the Company to borrow up to €100.0 million (or approximately $108.1 million as of March 31, 2025). The credit facility expires on December 31, 2026. As of March 31, 2025, the Company had no outstanding borrowings under the revolving credit facility.

    The Company had redeemable noncontrolling interests of $299.8 million as of March 31, 2025 resulting from the PTx Trimble joint venture transaction, which may require the use of cash in certain instances, beginning in 2027. Refer to Note 2 of our Condensed Consolidated Financial Statements for further information.

    The Company is in compliance with the financial covenants contained in these facilities and expects to continue to maintain such compliance. Should we ever encounter difficulties, our historical relationship with our lenders has been strong, and we anticipate their continued long-term support of our business.

    Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness, excluding short-term borrowings due within one year, and stockholders’ equity, was 42.6% and 40.6% at March 31, 2025 and December 31, 2024, respectively.

Supplemental Guarantor Financial Information

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Balance Sheet Information

(in millions)	As of March 31, 2025	As of December 31, 2024
Current assets(a)	$4,046.0	$4,143.4
Noncurrent assets(b)	1,271.1	1,910.6
Current liabilities(c)	2,862.3	3,802.8
Noncurrent liabilities(d)	4,476.1	4,214.5
____________________________________
(a)    Includes amounts due from non-guarantor subsidiaries of $1,973.5 million and $2,189.6 million as of March 31, 2025 and December 31, 2024, respectively.
(b)    Includes amounts due from non-guarantor subsidiaries of $94.6 million and $729.0 million as of March 31, 2025 and December 31, 2024, respectively.
(c)     Includes amounts due to non-guarantor subsidiaries of $1,267.2 million and $1,972.8 million as of March 31, 2025 and December 31, 2024, respectively.
(d)    Includes amounts due to non-guarantor subsidiaries of $1,452.2 million and $1,706.5 million as of March 31, 2025 and December 31, 2024, respectively.

Statement of Operations Information

(in millions)	Three Months Ended March 31, 2025
Revenues(a)	$1,439.1
Income from Operations	35.6
Net loss	(57.0)
Net loss attributable to obligor group	(57.0)
____________________________________
(a)    Includes intercompany revenues generated from non-guarantor subsidiaries of $949.3 million.

    The following tables present summarized financial information of AGCO International GmbH, after elimination of intercompany transactions and balances within the Guarantors and equity in the earnings from and investments in any non-guarantor subsidiary.

Balance Sheet Information

(in millions)	As of March 31, 2025	As of December 31, 2024
Current assets(a)	$2,881.7	$3,136.1
Noncurrent assets(b)	359.2	991.0
Current liabilities(c)	2,037.0	2,650.4
Noncurrent liabilities(d)	1,566.2	1,815.9
____________________________________
(a)    Includes amounts due from non-guarantor subsidiaries of $1,554.6 million and $1,895.5 million as of March 31, 2025 and December 31, 2024, respectively.
(b)    Includes amounts due from non-guarantor subsidiaries of $94.6 million and $729.0 million as of March 31, 2025 and December 31, 2024, respectively.
(c)    Includes amounts due to non-guarantor subsidiaries of $1,170.6 million and $1,863.9 million as of March 31, 2025 and December 31, 2024, respectively.
(d)    Includes amounts due to non-guarantor subsidiaries of $1,452.2 million and $1,706.5 million as of March 31, 2025 and December 31, 2024, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Statement of Operations Information

(in millions)	Three Months Ended March 31, 2025
Revenues(a)	$1,154.3
Income from Operations	122.9
Net income	36.0
Net income attributable to obligor group	36.0
____________________________________
(a)    Includes intercompany revenues generated from non-guarantor subsidiaries of $876.6 million.

    Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions. The cash received from receivables sold under these accounts receivable sales agreements that remain outstanding as of March 31, 2025 and December 31, 2024 was approximately $2.1 billion and $2.3 billion, respectively.

    In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. The cash received from trade receivables sold under factoring arrangements that remain outstanding as of March 31, 2025 and December 31, 2024 was approximately $210.1 million and $220.5 million, respectively.

    In order to efficiently manage our liquidity, we generally pay vendors in accordance with negotiated terms. To enable vendors to obtain payment in advance of our payment due dates to them, we have established programs in certain markets with financial institutions under which the vendors have the option to be paid by the financial institutions earlier than the payment due dates. Should we not be able to negotiate extended payment terms with our vendors, or should financial institutions no longer be willing to participate in early payment programs with us, we would expect to have sufficient liquidity to timely pay our vendors without any material impact on us or our financial position. As of March 31, 2025 and December 31, 2024, the amount outstanding that remains unpaid to the banks or other intermediaries associated with these programs totaled $37.0 million and $50.6 million, respectively. Refer to Note 8 of our Condensed Consolidated Financial Statements for further discussion.

Cash Flows

    Cash flows used in operating activities were approximately $212.2 million for the first three months of 2025 compared to cash flows used in operating activities of approximately $370.0 million for the same period in 2024. The decrease of cash used in operating activities during the three months ended March 31, 2025 was driven by changes in working capital primarily related to a decrease in inventories.

    Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had approximately $1,828.3 million in working capital at March 31, 2025 as compared to $1,312.0 million at December 31, 2024. Inventories as of March 31, 2025 were approximately $2,958.0 million as compared to $2,731.3 million at December 31, 2024. Accounts and notes receivable, net, as of March 31, 2025 were approximately $32.1 million lower than at December 31, 2024 primarily due to timing of sales of accounts receivable under our factoring arrangements. Accounts payable and Accrued expenses as of March 31, 2025 were approximately $126.1 million lower than at December 31, 2024.

    Capital expenditures for the first three months of 2025 were approximately $48.2 million compared to $95.0 million for the same period in 2024.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Share Repurchase and Dividends

    In November 2024, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase $22.0 million of shares of its common stock. The Company received approximately 228,969 shares associated with the completion of this transaction as of December 31, 2024. In November 2023, the Company entered into an ASR agreement with a financial institution to repurchase $53.0 million of shares of its common stock. The Company received approximately 371,669 shares associated with this transaction as of December 31, 2023. In January 2024, the Company received an additional 82,883 shares upon final settlement of its November 2023 ASR agreement. All shares received under the ASR agreement were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2025, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $35.0 million, which has no expiration date. We did not purchase any shares directly or enter into any accelerated share repurchase agreements during the three months ended March 31, 2025. During the three months ended March 31, 2025 and 2024, the Company declared and paid cash dividends of $0.29 and $0.29 per common share, respectively. On April 24, 2025, the Company's Board of Directors declared a regular quarterly dividend of $0.29 per common share to be paid on June 16, 2025, to all stockholders of record as of the close of business on May 15, 2025.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

    We are party to a number of commitments and other financial arrangements, which may include off-balance sheet arrangements. At March 31, 2025, we had outstanding guarantees issued to our Argentine finance joint venture, AGCO Capital, of approximately $64.2 million. In addition, we had accrued approximately $12.4 million of outstanding guarantees of residual values that may be owed to our finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantee is approximately $212.3 million.

    We sell certain accounts receivable under factoring arrangements to our finance joint ventures and to financial institutions around the world. We account for the sale of such receivables as off balance sheet transactions. Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. As of March 31, 2025 and December 31, 2024, these finance joint ventures had approximately $115.8 million and $139.2 million, respectively, of outstanding accounts receivable associated with these arrangements. The total finance portfolio in our finance joint ventures was approximately $14.2 billion and $14.5 billion as of March 31, 2025 and December 31, 2024, respectively. The total finance portfolio as of March 31, 2025 and December 31, 2024 included approximately $11.7 billion and $11.3 billion, respectively, of retail receivables and $2.5 billion and $3.2 billion, respectively, of wholesale receivables from AGCO dealers.

Contingencies

    During 2017, the Company purchased Precision Planting, which provides precision agricultural technology solutions. In 2018, Deere & Company (“Deere”) filed separate complaints in the U.S. District Court of Delaware against the Company and Precision Planting alleging that certain products of those entities infringed certain patents of Deere. The two complaints subsequently were consolidated into a single case, Case No. 1:18-cv-00827-CFC. In July 2022, the case was tried before a jury, which determined that the Company and Precision Planting had not infringed the Deere patents. Following customary post-trial procedures, the Court entered a judgment in the Company’s favor, and Deere appealed the judgment to the U.S. Court of Appeals for the Federal Circuit. On January 24, 2025, the Court ruled in favor of the Company and Precision Planting. Deere did not file for a writ of certiorari from the U.S. Supreme Court within the required time period, and, as a result, the District Court judgement is final.

    We are party to various claims and lawsuits arising in the normal course of business. We closely monitor these claims and lawsuits and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position or results of operations and accrue and/or disclose loss contingencies as appropriate. Refer to Note 17 of our Condensed Consolidated Financial Statements for further information.

OUTLOOK

    Global industry demand for farm equipment, driven by farm income, is expected to be moderately lower during 2025 in most major markets compared to 2024. Our net sales are expected to moderately decrease in 2025 compared to 2024, resulting from lower sales volumes as well as unfavorable currency translation partially offset by pricing and sales mix. Operating margins will reflect the impact of lower net sales, lower production volumes, partially offset by increased cost controls and flat engineering expenses.

    Our outlook is based on current assumptions regarding a number of factors including demand, currency stability, pricing and market share gains. If our assumptions are incorrect, or other issues arise or return, such as tariffs or a worsening of our supply chain, our results of operations will be adversely impacted. Refer to “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates estimates, including those related to discount and sales incentive allowances, deferred income taxes and uncertain income tax positions, pensions, goodwill, other intangible and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of our Condensed Consolidated Financial Statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
•    government policies, tariffs and subsidies;
•    uncertainty regarding changes in the international tariff regimes (including implementation of new tariffs and retaliatory measures) and product embargoes and their impact on the cost of the products that we sell;
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
•    technological difficulties;
•    the impact of future pandemics on product demand and production;
•    the occurrence of future cyberattacks, including ransomware attacks; and
•    the conflict in Ukraine.

    The recent announcements of significant trade policy and tariff actions by the U.S. government, including but not limited to tariffs on imported steel and aluminum products, multiple tariffs on certain imports from China, tariffs on certain imports from Canada and Mexico, and baseline tariffs on most imports from most other countries, are creating significant uncertainty and potential risks for our business. These announcements in some cases were followed by delays and changes in implementation, and the ultimate tariff structures are unclear at the current time. Depending upon which countries are impacted, increases in tariffs can increase both the costs of the inputs that we use in manufacturing products and increase the after-tariff sales prices of the products that we sell. The impacts of the tariffs may be mitigated as a majority of our sales and manufacturing takes place outside the United States. Additionally, these tariffs will increase the cost of certain raw materials and components, impacting our cost of goods sold. While we are actively exploring opportunities to mitigate these increased costs, there can be no guarantee that we will be able to fully offset the impact of these tariffs. Furthermore, the imposition of retaliatory tariffs from other countries on our exported products could negatively affect our sales and marketplace access in those countries. Moreover, the uncertainty of the tariff changes and any future trade policy changes has adversely impacted, and is expected to continue to adversely impact, our sales.

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

    Any forward-looking statement should be considered in light of such important factors. For additional factors and additional information regarding these factors, see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk Management

    For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024. As of the first quarter of 2025, there has been no material change in our exposure to market risks.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2025, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.        OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 17 to our Condensed Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

    There have been no material changes to our risks and uncertainties disclosed under “Risk Factors” in Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2024. The risks and uncertainties described in our risk factors have the potential to materially affect our business, results of operations, financial condition and cash flows. These risks are not exclusive and additional risks to which we are subject include the factors mentioned under “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

    There were no purchases of our common stock made by or on behalf of us during the three months ended March 31, 2025.

ITEM 5.    OTHER INFORMATION

    During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6.    EXHIBITS
(Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*). The Company is not filing, under Item 4, instruments defining the rights of holders of long-term debt where the debt does not exceed 10% of the Company’s total assets. The Company agrees to furnish copies of those instruments to the Commission upon request.)

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation
10.1	AGCO Corporation Employee Stock Purchase Plan*	March 24, 2025, DEF 14A, Appendix

10.2	Amendment No. 2 to the Amended and Restated Letter Agreement, dated as of April 23, 2025, by and between AGCO Corporation and Tractors and Farm Equipment Limited	April 24, 2025, Form 8-K, Exhibit 10.1

10.3	2025 Form of Restricted Stock Units Agreement*	January 31, 2025, Form 8-K, Exhibit 10.1

10.4	2025 Form of Performance Share Agreement*	January 31, 2025, Form 8-K, Exhibit 10.2

22.1	List of Subsidiary Guarantors	Filed herewith

31.1	Certification of Eric P. Hansotia	Filed herewith

31.2	Certification of Damon Audia	Filed herewith

32.1	Certification of Eric P. Hansotia and Damon Audia	Furnished herewith

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, are formatted in Inline XBRL:
(i) Condensed Consolidated Balance Sheets;
(ii) Condensed Consolidated Statements of Operations;
(iii) Condensed Consolidated Statements of Comprehensive Income;
(iv) Condensed Consolidated Statements of Cash Flows; and
(v) Notes to Condensed Consolidated Financial Statements
Filed herewith

104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 is formatted in Inline XBRL	Filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO Corporation

Date:	May 1, 2025	By:	/s/ Damon Audia
Damon Audia Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Indira Agarwal
Indira Agarwal Vice President, Chief Accounting Officer (Principal Accounting Officer)