Form 10-Q
period 2025-06-30
AGCO CORP /DE
filed 2025-07-31
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 28, 2025, there were 74,620,227 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AGCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$783.9	$612.7
Accounts and notes receivable, net	1,205.7	1,267.4
Inventories, net	3,096.4	2,731.3
Other current assets	542.3	526.6
Total current assets	5,628.3	5,138.0
Property, plant and equipment, net	1,966.0	1,818.6
Right-of-use lease assets	179.7	168.9
Investments in affiliates	594.2	519.6
Deferred tax assets	828.4	561.0
Other assets	501.6	435.2
Intangible assets, net	712.9	728.9
Goodwill	1,898.7	1,820.4
Total assets	$12,309.8	$11,190.6
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings due within one year	$207.9	$415.2
Accounts payable	1,060.0	813.0
Accrued expenses	2,409.0	2,469.6
Other current liabilities	126.6	128.2
Total current liabilities	3,803.5	3,826.0
Long-term debt, less current portion and debt issuance costs	2,756.9	2,233.3
Operating lease liabilities	132.6	127.5
Pension and postretirement health care benefits	163.0	155.6
Deferred tax liabilities	139.5	125.0
Other noncurrent liabilities	841.5	680.3
Total liabilities	7,837.0	7,147.7
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	304.3	300.1
Stockholders’ Equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2025 and 2024	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 74,603,607 and 74,420,952 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	0.7	0.7
Additional paid-in capital	10.0	—
Retained earnings	5,922.6	5,645.0
Accumulated other comprehensive loss	(1,764.8)	(1,902.9)
Total stockholders’ equity	4,168.5	3,742.8
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$12,309.8	$11,190.6
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended June 30,
	2025	2024
Net sales	$2,635.0	$3,246.6
Cost of goods sold	1,976.4	2,409.1
Gross profit	658.6	837.5
Operating expenses:
Selling, general and administrative expenses	326.4	379.8
Engineering expenses	117.8	137.8
Amortization of intangibles	15.7	31.7
Impairment charges	6.8	5.1
Restructuring and business optimization expenses	15.6	30.2
Loss on sale of business	12.3	494.6
Income (loss) from operations	164.0	(241.7)
Interest expense, net	17.8	29.9
Other expense, net	48.9	65.3
Income (loss) before income taxes and equity in net earnings of affiliates	97.3	(336.9)
Income tax provision (benefit)	(205.5)	41.6
Income (loss) before equity in net earnings of affiliates	302.8	(378.5)
Equity in net earnings of affiliates	11.6	9.6
Net income (loss)	314.4	(368.9)
Net loss attributable to noncontrolling interests	0.4	1.8
Net income (loss) attributable to AGCO Corporation	$314.8	$(367.1)
Net income (loss) per common share attributable to AGCO Corporation:
Basic	$4.22	$(4.92)
Diluted	$4.22	$(4.92)
Cash dividends declared and paid per common share	$0.29	$2.79
Weighted average number of common and common equivalent shares outstanding:
Basic	74.6	74.6
Diluted	74.6	74.7
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Six Months Ended June 30,
	2025	2024
Net sales	$4,685.5	$6,175.3
Cost of goods sold	3,506.3	4,568.0
Gross profit	1,179.2	1,607.3
Operating expenses:
Selling, general and administrative expenses	652.2	730.2
Engineering expenses	233.8	268.7
Amortization of intangibles	31.0	45.6
Impairment charges	7.9	5.1
Restructuring and business optimization expenses	28.6	31.2
Loss on sale of business	12.3	494.6
Income from operations	213.4	31.9
Interest expense, net	36.3	31.8
Other expense, net	81.2	116.1
Income (loss) before income taxes and equity in net earnings of affiliates	95.9	(116.0)
Income tax provision (benefit)	(203.5)	110.7
Income (loss) before equity in net earnings of affiliates	299.4	(226.7)
Equity in net earnings of affiliates	23.7	25.8
Net income (loss)	323.1	(200.9)
Net loss attributable to noncontrolling interests	2.2	1.8
Net income (loss) attributable to AGCO Corporation	$325.3	$(199.1)
Net income (loss) per common share attributable to AGCO Corporation:
Basic	$4.36	$(2.67)
Diluted	$4.36	$(2.67)
Cash dividends declared and paid per common share	$0.58	$3.08
Weighted average number of common and common equivalent shares outstanding:
Basic	74.6	74.6
Diluted	74.6	74.7
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in millions)

	Three Months Ended June 30,
	2025	2024
Net income (loss)	$314.4	$(368.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	58.2	(136.1)
Defined pension and postretirement benefit plans, net of tax	2.0	1.9
Deferred gains and losses on derivatives, net of tax	1.5	(2.0)
Other comprehensive income (loss)	61.7	(136.2)
Comprehensive income (loss)	376.1	(505.1)
Comprehensive loss (income) attributable to noncontrolling interests	(4.5)	2.8
Comprehensive income (loss) attributable to AGCO Corporation	$371.6	$(502.3)

	Six Months Ended June 30,
	2025	2024
Net income (loss)	$323.1	$(200.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	140.4	(188.1)
Defined pension and postretirement benefit plans, net of tax	3.9	3.6
Deferred gains and losses on derivatives, net of tax	0.2	4.9
Other comprehensive income (loss)	144.5	(179.6)
Comprehensive income (loss)	467.6	(380.5)
Comprehensive loss (income) attributable to noncontrolling interests	(4.2)	2.8
Comprehensive income (loss) attributable to AGCO Corporation	$463.4	$(377.7)

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$323.1	$(200.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	124.6	128.5
Amortization of intangibles	31.0	45.6
Stock compensation expense	17.9	16.1
Impairment charges	7.9	5.1
Loss on sale of business	12.3	494.6
Equity in net earnings of affiliates, net of cash received	(23.1)	(25.1)
Deferred income tax benefit	(301.3)	(25.2)
Other	14.0	19.4
Changes in operating assets and liabilities:
Accounts and notes receivable, net	107.5	(123.3)
Inventories, net	(146.5)	(373.3)
Other current and noncurrent assets	(70.3)	(62.1)
Accounts payable	176.1	59.8
Accrued expenses	(244.5)	(178.5)
Other current and noncurrent liabilities	124.8	84.8
Total adjustments	(169.6)	66.4
Net cash provided by (used in) operating activities	153.5	(134.5)
Cash flows from investing activities:
Purchases of property, plant and equipment	(90.4)	(193.0)
Proceeds from sale of property, plant and equipment	1.1	1.3
Purchase of businesses, net of cash acquired	—	(1,902.2)
Proceeds from sale of business	(12.3)	—
Investments in unconsolidated affiliates, net	(1.2)	(0.2)
Other	(5.3)	(0.1)
Net cash used in investing activities	(108.1)	(2,094.2)
Cash flows from financing activities:
Proceeds from indebtedness	518.0	2,585.4
Repayments of indebtedness	(367.5)	(1.7)
Payment of dividends to stockholders	(43.3)	(229.9)
Payment of minimum tax withholdings on stock compensation	(9.1)	(11.3)
Payment of debt issuance costs	—	(15.2)
Investments by noncontrolling interests, net	—	8.1
Net cash provided by financing activities	98.1	2,335.4
Effects of exchange rate changes on cash, cash equivalents and restricted cash	27.7	(24.9)
Increase in cash, cash equivalents and restricted cash	171.2	81.8
Cash, cash equivalents and restricted cash, beginning of period	612.7	595.5
Cash, cash equivalents and restricted cash, end of period(1)	$783.9	$677.3
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

    The Company has a wholly-owned subsidiary in Turkey that distributes agricultural equipment and replacement parts. On the basis of available data related to inflation indices and as a result of the devaluation of the Turkish lira relative to the United States dollar, the Turkish economy was determined to be highly inflationary during 2022. A highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. For subsidiaries operating in highly inflationary economies, the United States dollar is the functional currency. Remeasurement adjustments for financial statements in highly inflationary economies and other transactional exchange gains and losses are reported in “Other expense, net” within the Company's Condensed Consolidated Statements of Operations. For the six months ended and as of June 30, 2025, the Company's wholly-owned subsidiary in Turkey had net sales of approximately $150.4 million and total assets of approximately 7.1 billion Turkish lira (or approximately $178.8 million). The monetary assets and liabilities denominated in the Turkish lira were approximately 5.9 billion Turkish lira (or approximately $147.5 million) and approximately 3.9 billion Turkish lira (or approximately $98.0 million), respectively, as of June 30, 2025. The monetary assets and liabilities were remeasured into United States dollars based on exchange rates as of June 30, 2025.

    The Company has a wholly-owned subsidiary in Argentina that assembles and distributes agricultural equipment and replacement parts. In recent years, the Argentine government has substantially limited the ability of companies to transfer funds out of Argentina. Argentina's economy was determined to be highly inflationary during 2018. In December 2023, the central bank of Argentina adjusted the official foreign currency exchange rate for the Argentine peso, significantly devaluing the currency relative to the United States dollar. For the six months ended and as of June 30, 2025, the Company's wholly-owned subsidiary in Argentina had net sales of approximately $93.0 million and total assets of approximately 310.8 billion pesos (or approximately $261.0 million). The monetary assets of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 131.9 billion pesos (or approximately $110.8 million), inclusive of approximately 97.6 billion pesos (or approximately $82.0 million) in cash and cash equivalents, as of June 30, 2025. The monetary liabilities of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 27.5 billion pesos (or approximately $23.1 million) as of June 30, 2025. The monetary assets and liabilities were remeasured into United States dollar based on exchange rates as of June 30, 2025. The Company's finance joint venture in Argentina, AGCO Capital Argentina S.A. (“AGCO Capital”), had net monetary assets denominated in pesos at the official government rate of approximately 7.7 billion pesos (or approximately $6.5 million) as of June 30, 2025. All gains and losses resulting from AGCO Capital's remeasurement of its monetary assets and liabilities are reported in “Equity in net earnings of affiliates” within the Company's Condensed Consolidated Statements of Operations.

New Accounting Pronouncements to be Adopted

    In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company plans to adopt this standard as of December 31, 2025 and it will impact only our disclosures, with no impact to our financial condition or results of operations.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disaggregation of certain expense captions into specified natural expense categories in the disclosures within the notes to the consolidated financial statements. In addition, the guidance requires disclosure of selling expenses and its definition. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The ASU will be applied prospectively with an option to simultaneously apply retrospectively. The updated standard will impact only our disclosures, with no impact to our financial condition or results of operations.

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

    The following unaudited pro forma financial information presents the consolidated results of operations as if the OneAg acquisition had occurred on January 1, 2023. OneAg's pre-acquisition results have been added to the Company's historical results. The pro forma results (in millions) contained in the table below include adjustments for (i) the elimination of sales between the Company and OneAg, (ii) amortization of acquired intangible assets (iii) interest expense and amortization of debt issuance costs related to borrowings under the Senior Notes due 2027 and 2034 and term loan facility and (iv) transaction-related costs as if these had been incurred on January 1, 2023 for the period ending June 30, 2024.

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Unaudited Consolidated Pro Forma Results
Net sales	$3,246.6	$6,258.7
Net loss attributable to AGCO Corporation	(354.4)	(198.0)

    These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor are they necessarily an indication of future operating results.

3.    BUSINESS DIVESTITURE

    On July 25, 2024, the Company entered into a Stock and Asset Purchase Agreement to sell the majority of its Grain & Protein (“G&P”) business, which includes the GSI®, Automated Production® (AP), Cumberland®, Cimbria® and Tecno® brands for a purchase price of $700.0 million, subject to customary working capital and other adjustments. On November 1, 2024, the Company completed the sale of the G&P business to A-AG Holdco Limited, an affiliate of American Industrial Partners. The Company previously classified the G&P business as held for sale as of June 30, 2024. The Company determined the sale of the G&P business did not represent a strategic shift that had or will have a major effect on the consolidated results of operations, and therefore results of this business were not classified as discontinued operations. The Company received net proceeds of $630.7 million on the transaction date, which was subject to the finalization of preliminary working capital and other adjustments, and recognized a loss on the sale of business of $507.3 million. The loss on sale of business included $93.6 million of cumulative translation adjustment losses representing amounts previously recorded in accumulated other comprehensive loss. In May 2025, the preliminary working capital and other adjustments were finalized resulting in an additional loss of $12.3 million which is included within “Loss on sale of business” in the Company's Condensed Consolidated Statements of Operations. The proceeds from the sale were used to repay the Term Loan Facility and reduce borrowings under the Credit Facility in 2024. Refer to Note 9 for further information.

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

4.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

    The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. The cash received from receivables sold under these accounts receivable sales agreements that remain outstanding as of June 30, 2025 and December 31, 2024 was approximately $2.0 billion and $2.3 billion, respectively.

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

    In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The cash received from trade receivables sold under factoring arrangements that remain outstanding as of June 30, 2025 and December 31, 2024 was approximately $254.2 million and $220.5 million, respectively. Under these arrangements, the Company is required to continue to service the sold receivables at market rates. The Company does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

agreements and determined that receivables sold under these agreements should be accounted for as off-balance sheet transactions.

    Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $19.8 million and $38.7 million during the three and six months ended June 30, 2025, respectively. Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $35.9 million and $63.8 million during the three and six months ended June 30, 2024, respectively.

    The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. As of June 30, 2025 and December 31, 2024, these finance joint ventures had approximately $94.3 million and $139.2 million, respectively, of outstanding accounts receivable associated with these arrangements.

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

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill during the six months ended June 30, 2025 are summarized as follows (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Balance as of December 31, 2024	$742.8	$94.9	$962.3	$20.4	$1,820.4
Foreign currency translation	1.6	7.8	68.9	—	78.3
Balance as of June 30, 2025	$744.4	$102.7	$1,031.2	$20.4	$1,898.7

    Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1st each year.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Changes in the carrying amount of acquired intangible assets during the six months ended June 30, 2025 are summarized as follows (in millions):

Gross carrying amounts:	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Other	Total
Balance as of December 31, 2024	$75.1	$179.1	$604.7	$50.9	$909.8
Impairment charge	(1.6)	—	(0.6)	—	(2.2)
Foreign currency translation	1.3	12.5	16.8	—	30.6
Balance as of June 30, 2025	$74.8	$191.6	$620.9	$50.9	$938.2

Accumulated amortization:	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Other	Total
Balance as of December 31, 2024	$45.6	$109.6	$95.0	$14.9	$265.1
Amortization expense	2.1	3.5	22.8	2.6	31.0
Impairment charge	(1.2)	—	(0.4)	—	(1.6)
Foreign currency translation	1.1	10.6	6.9	—	18.6
Balance as of June 30, 2025	$47.6	$123.7	$124.3	$17.5	$313.1

Indefinite-lived intangible assets:	Trademarks and Trade Names
Balance as of December 31, 2024	$83.8
Foreign currency translation	4.0
Balance as of June 30, 2025	$87.8

    The Company amortizes certain acquired identifiable intangible assets primarily on a straight-line basis over their estimated useful lives, which range from four to 50 years. External-use software, net, developed by the Company and marketed externally, was approximately $0.4 million as of December 31, 2024 and classified within “Intangible assets, net.”

6.    INVENTORIES

    Inventories, net at June 30, 2025 and December 31, 2024, were as follows (in millions):

	June 30, 2025	December 31, 2024
Finished goods	$1,295.4	$1,187.9
Repair and replacement parts	831.1	754.6
Work in process	262.0	170.0
Raw materials	707.9	618.8
Inventories, net	$3,096.4	$2,731.3

    At June 30, 2025 and December 31, 2024, the Company had recorded $279.8 million and $251.1 million respectively, as a reserve for surplus and obsolete inventories. These reserves are reflected within “Inventories, net” within the Company's Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

7.    PRODUCT WARRANTY

    The warranty reserve activity for the three and six months ended June 30, 2025 and 2024, including deferred revenue associated with the Company's extended warranties that have been sold, was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$746.6	$793.1	$743.0	$800.8
Acquisitions	—	4.1	—	4.1
Accruals for warranties issued	113.7	93.8	180.1	185.9
Settlements made and deferred revenue recognized	(107.0)	(93.6)	(196.1)	(175.6)
Reclassified to held for sale(1)	—	(11.6)	—	(11.6)
Foreign currency translation	47.7	(11.2)	74.0	(29.0)
Balance at June 30	$801.0	$774.6	$801.0	$774.6
____________________________________
(1)    Reclassification resulting from the Company's classification of the majority of the Grain & Protein (“G&P”) business as held for sale as of June 30, 2024. The Company divested the majority of its G&P business on November 1, 2024. Refer to Note 3 for additional information.

    The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. The Company's extended warranty period for the majority of products ranges from three to five years. Revenue is recognized for the extended warranty contracts on a straight-line basis, which the Company believes approximates the cost expected to be incurred in satisfying the obligations, over the extended warranty period. Approximately $634.4 million, $598.7 million and $635.6 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2025, December 31, 2024 and June 30, 2024, respectively. Approximately $166.6 million, $144.3 million and $139.0 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2025, December 31, 2024, and June 30, 2024, respectively.

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

8.    SUPPLIER FINANCE PROGRAMS

    The Company has supplier financing arrangements with certain banks or other intermediaries whereby a bank or intermediary purchases receivables held by the Company’s suppliers. Under the program, suppliers have the option to be paid by the bank or intermediary earlier than the payment due date. When the supplier receives an early payment, they receive discounted amounts, and the Company pays the bank or intermediary the face amount of the invoice on the payment due date. The Company does not reimburse suppliers for any costs incurred for participation in the program. The Company and its suppliers agree on the contractual terms, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the supplier finance programs. The suppliers’ voluntary inclusion in the supplier financing programs has no bearing on the Company’s payment terms. The Company has no economic interest in a supplier’s decision to participate in the programs, and the Company has no direct financial relationship with the banks or other intermediaries as it relates to the supplier finance programs. As of June 30, 2025, payment terms with the majority of the Company’s suppliers are 30 to 180 days, which correspond to the contractual terms, with rates that are based on market rates (such as SOFR) plus a credit spread. There are no assets pledged as security under the programs. As of June 30, 2025 and December 31, 2024, the amounts outstanding that remain unpaid to the banks or other intermediaries totaled $40.1 million and $50.6 million, respectively, and are reflected in “Accounts payable” in the Company’s Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

9.    INDEBTEDNESS

    Long-term debt consisted of the following at June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025	December 31, 2024
Credit Facility, expires 2027	$375.0	$—
5.450% Senior notes due 2027	400.0	400.0
5.800% Senior notes due 2034	700.0	700.0
0.800% Senior notes due 2028	703.0	622.7
1.002% EIB Senior term loan due 2025	—	259.5
EIB Senior term loan due 2029	292.9	259.5
EIB Senior term loan due 2030	199.2	176.4
Senior term loans due between 2025 and 2028	171.6	152.0
Debt issuance costs	(11.0)	(12.0)
	2,830.7	2,558.1

Less:
1.002% EIB Senior term loan due 2025	—	(259.5)
Senior term loans due 2025	(73.8)	(65.3)
Total long-term indebtedness	$2,756.9	$2,233.3

Credit Facility

    The Company has a credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“Credit Facility”) that matures on December 19, 2027. In May 2025, the Company amended the Credit Facility with respect to the net leverage ratio financial covenant requirements for the remainder of 2025 and in the event of a future material acquisition. As of June 30, 2025, the Company had $375.0 million in outstanding borrowings under the revolving credit facility and had the ability to borrow $875.0 million.

Uncommitted Credit Facility

    The Company has an uncommitted revolving credit facility that allows the Company to borrow up to €200.0 million (or approximately $234.3 million as of June 30, 2025). The credit facility expires on December 31, 2026. As of June 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under the revolving credit facility.

1.002% European Investment Bank (“EIB”) Senior Term Loan due 2025

    On January 24, 2025, the Company repaid €250.0 million (or approximately $262.3 million) upon maturity of the EIB Senior term loan due 2025.

Other Short-Term Borrowings

    As of June 30, 2025 and December 31, 2024, the Company had short-term borrowings due within one year, excluding the current portion of long-term debt, of approximately $134.1 million and $90.4 million, respectively.

Standby Letters of Credit and Similar Instruments

    The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At June 30, 2025 and December 31, 2024, outstanding letters of credit totaled approximately $14.0 million and $13.2 million, respectively.

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

    Restructuring expenses activity, which relates to severance and other related costs, during the three and six months ended June 30, 2025, is summarized as follows (in millions):

Balance as of December 31, 2024	$136.2
First quarter 2025 provision, net of reversals	(0.8)
First quarter 2025 cash activity	(30.3)
Foreign currency translation	4.4
Balance as of March 31, 2025	$109.5
Second quarter 2025 provision, net of reversals	2.5
Second quarter 2025 cash activity	(39.4)
Foreign currency translation	7.3
Balance as of June 30, 2025	$79.9

    Approximately $68.1 million and $125.2 million of restructuring expenses are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively. Approximately $11.8 million and $11.0 million of restructuring expenses are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively.

Business Optimization Expenses

    Business optimization expenses primarily relate to professional services costs incurred as part of the restructuring program aimed at reducing structural costs, enhancing global efficiencies by changing the Company’s operating model for certain corporate and back-office functions. During the three and six months ended June 30, 2025, the Company recognized approximately $13.1 million and $26.9 million, respectively, of business optimization expenses.

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

    The Company designates certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was approximately $256.5 million and $356.7 million as of June 30, 2025 and December 31, 2024, respectively.

Steel Commodity Contracts

    The Company designates certain steel commodity contracts as cash flow hedges of expected future purchases of steel. The Company did not have any derivatives that were designated as cash flow hedges related to steel commodity contracts as of June 30, 2025 and December 31, 2024, respectively.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended June 30, 2025 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated derivative net gains as of March 31, 2025	$9.8	$2.2	$7.6
Net changes in fair value of derivatives
Foreign currency contracts(1)	3.3	0.6	2.7
Total	3.3	0.6	2.7
Net gains reclassified from accumulated other comprehensive loss into income
Foreign currency contracts(1)	(1.4)	(0.4)	(1.0)
Treasury rate locks	(0.2)	—	(0.2)
Total	(1.6)	(0.4)	(1.2)
Accumulated derivative net gains as of June 30, 2025	$11.5	$2.4	$9.1
____________________________________
(1)    The outstanding contracts as of June 30, 2025 range in maturity through December 2025.

    As of June 30, 2025, approximately $0.2 million of realized derivative net gains, before taxes, remain in accumulated other comprehensive loss related to foreign currency contracts associated with inventory that had not yet been sold.

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended June 30, 2024 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated derivative net gains as of March 31, 2024	$8.1	$2.0	$6.1
Net changes in fair value of derivatives
Foreign currency contracts	(2.8)	0.7	(3.5)
Total	(2.8)	0.7	(3.5)
Net losses (gains) reclassified from accumulated other comprehensive loss into income
Foreign currency contracts	1.6	0.1	1.5
Commodity contracts	0.2	—	0.2
Treasury rate locks	(0.3)	(0.1)	(0.2)
Total	1.5	—	1.5
Accumulated derivative net gains as of June 30, 2024	$6.8	$2.7	$4.1

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the six months ended June 30, 2025 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated derivative net gains as of December 31, 2024	$11.7	$2.8	$8.9
Net changes in fair value of derivatives
Foreign currency contracts(1)	3.9	0.8	3.1
Total	3.9	0.8	3.1
Net gains reclassified from accumulated other comprehensive loss into income
Foreign currency contracts(1)	(3.7)	(1.1)	(2.6)
Treasury rate locks	(0.4)	(0.1)	(0.3)
Total	(4.1)	(1.2)	(2.9)
Accumulated derivative net gains as of June 30, 2025	$11.5	$2.4	$9.1
____________________________________
(1)    The outstanding contracts as of June 30, 2025 range in maturity through December 2025.

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the six months ended June 30, 2024 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated derivative net losses as of December 31, 2023	$(1.3)	$(0.5)	$(0.8)
Net changes in fair value of derivatives
Foreign currency contracts	(3.9)	0.8	(4.7)
Commodity contracts	(0.3)	—	(0.3)
Treasury rate locks	8.2	2.1	6.1
Total	4.0	2.9	1.1
Net losses (gains) reclassified from accumulated other comprehensive loss into income
Foreign currency contracts	4.2	0.4	3.8
Commodity contracts	0.2	—	0.2
Treasury rate locks	(0.3)	(0.1)	(0.2)
Total	4.1	0.3	3.8
Accumulated derivative net gains as of June 30, 2024	$6.8	$2.7	$4.1

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

    On November 4, 2024, the Company entered into new $600.0 million cross currency swap contracts comprising a $200.0 million tranche for three years tenor, $200.0 million tranche for five years tenor and $200.0 million tranche for seven years tenor as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap contracts have an expiration date of November 6, 2027, November 6, 2029 and November 6, 2031, respectively. At maturity of the cross currency swap contracts, the Company is expected to deliver the notional amount of approximately €385.5 million (or approximately $451.7 million as of June 30, 2025) and 155.5 million Swiss francs (or approximately $195.0 million as of June 30, 2025), respectively, and receive $600.0 million from the counterparties. The Company receives quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swap.

    The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	June 30, 2025	December 31, 2024
Cross currency swap contracts	$600.0	$600.0

    The following table summarizes the changes in the fair value of the cross currency swap contracts designated as a net investment hedge during the three months and six months ended June 30, 2025 and 2024 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) for the Three Months Ended			Gain (Loss) Recognized in Other Comprehensive Income (Loss) for the Six Months Ended
	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
June 30, 2025	$(49.3)	$(12.7)	$(36.6)	$(59.3)	$(15.3)	$(44.0)
June 30, 2024	3.4	0.8	2.6	8.1	2.0	6.1

Derivative Transactions Not Designated as Hedging Instruments

    The Company enters into foreign currency contracts to economically hedge a portion of its receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts are classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of June 30, 2025 and December 31, 2024, the Company had outstanding foreign currency contracts with a notional amount of approximately $2,238.7 million and $3,231.2 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the results on net income of derivatives not designated as hedging instruments (in millions):

		Gain (Loss) Recognized in Net Income for the Three Months Ended		Gain (Loss) Recognized in Net Income for the Six Months Ended
	Classification of Gain (Loss)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Foreign currency contracts	Other expense, net	$26.0	$(33.5)	$43.9	$(41.8)

    The table below sets forth the fair value of derivative instruments as of June 30, 2025 (in millions):

	Asset Derivatives as of June 30, 2025		Liability Derivatives as of June 30, 2025
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$6.3	Other current liabilities	$1.7
Cross currency swap contracts	Other noncurrent assets	—	Other noncurrent liabilities	43.1
Derivative instruments not designated as hedging instruments:
Foreign currency contracts(1)	Other current assets	5.6	Other current liabilities	2.9
Total derivative instruments		$11.9		$47.7
____________________________________
(1)    The outstanding contracts as of June 30, 2025 range in maturity through August 2025.

    The table below sets forth the fair value of derivative instruments as of December 31, 2024 (in millions):

	Asset Derivatives as of December 31, 2024		Liability Derivatives as of December 31, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$3.7	Other current liabilities	$1.6
Commodity contracts	Other current assets	—	Other current liabilities	—
Cross currency swap contracts	Other noncurrent assets	16.2	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	26.1	Other current liabilities	12.6
Total derivative instruments		$46.0		$14.2

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.    STOCKHOLDERS’ EQUITY

    The following tables set forth changes in redeemable noncontrolling interests and stockholders’ equity attributed to AGCO Corporation and to noncontrolling interests for the three and six months ended June 30, 2025 and 2024 (in millions):

	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, March 31, 2025	$299.8	$0.7	$0.7	$5,629.6	$(1,821.6)	$3,809.4
Stock compensation	—	—	9.6	—	—	9.6
Issuance of stock awards	—	—	(0.3)	(0.1)	—	(0.4)
Comprehensive income (loss):
Net income (loss)	(0.4)	—	—	314.8	—	314.8
Other comprehensive income:
Foreign currency translation adjustments	4.9	—	—	—	53.3	53.3
Defined pension and postretirement benefit plans, net of tax	—	—	—	—	2.0	2.0
Deferred gains and losses on derivatives, net of tax	—	—	—	—	1.5	1.5
Payment of dividends to stockholders	—	—	—	(21.7)	—	(21.7)
Balance, June 30, 2025	$304.3	$0.7	$10.0	$5,922.6	$(1,764.8)	$4,168.5

	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2024	$300.1	$0.7	$—	$5,645.0	$(1,902.9)	$3,742.8
Stock compensation	—	—	15.8	—	—	15.8
Issuance of stock awards	—	—	(5.8)	(4.4)	—	(10.2)
Comprehensive income (loss):
Net income (loss)	(2.2)	—	—	325.3	—	325.3
Other comprehensive income:
Foreign currency translation adjustments	6.4	—	—	—	134.0	134.0
Defined pension and postretirement benefit plans, net of tax	—	—	—	—	3.9	3.9
Deferred gains and losses on derivatives, net of tax	—	—	—	—	0.2	0.2
Payment of dividends to stockholders	—	—	—	(43.3)	—	(43.3)
Balance, June 30, 2025	$304.3	$0.7	$10.0	$5,922.6	$(1,764.8)	$4,168.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, March 31, 2024	$—	$0.7	$—	$6,505.9	$(1,751.5)	$0.1	$4,755.2
Stock compensation	—	—	6.4	—	—	—	6.4
Issuance of stock awards	—	—	(0.3)	0.1	—	—	(0.2)
Comprehensive income (loss):
Net loss	(1.8)	—	—	(367.1)	—	—	(367.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.0)	—	—	—	(135.1)	—	(135.1)
Defined pension and postretirement benefit plans, net of tax	—	—	—	—	1.9	—	1.9
Deferred gains and losses on derivatives, net of tax	—	—	—	—	(2.0)	—	(2.0)
Payment of dividends to stockholders	—	—	—	(208.3)	—	—	(208.3)
Equity transaction associated with JCA noncontrolling interest (Note 2)	—	—	3.1	—	—	—	3.1
Initial fair value of redeemable noncontrolling interests (Note 2)	499.4	—	—	—	—	—	—
Investment by redeemable noncontrolling interest (Note 2)	8.1	—	—	—	—	—	—
Balance, June 30, 2024	$504.7	$0.7	$9.2	$5,930.6	$(1,886.7)	$0.1	$4,053.9

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2023	$—	$0.7	$4.1	$6,360.0	$(1,708.1)	$0.1	$4,656.8
Stock compensation	—	—	14.8	—	—	—	14.8
Issuance of stock awards	—	—	(12.7)	(0.4)	—	—	(13.1)
SSARs exercised	—	—	(0.1)	—	—	—	(0.1)
Comprehensive income (loss):
Net loss	(1.8)	—	—	(199.1)	—	—	(199.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.0)	—	—	—	(187.1)	—	(187.1)
Defined pension and postretirement benefit plans, net of tax	—	—	—	—	3.6	—	3.6
Deferred gains and losses on derivatives, net of tax	—	—	—	—	4.9	—	4.9
Payment of dividends to stockholders	—	—	—	(229.9)	—	—	(229.9)
Equity transaction associated with JCA noncontrolling interest (Note 2)	—	—	3.1	—	—	—	3.1
Initial fair value of redeemable noncontrolling interests (Note 2)	499.4	—	—	—	—	—	—
Investment by redeemable noncontrolling interest (Note 2)	8.1	—	—	—	—	—	—
Balance, June 30, 2024	$504.7	$0.7	$9.2	$5,930.6	$(1,886.7)	$0.1	$4,053.9

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation for the six months ended June 30, 2025 (in millions):

	Defined Pension and Postretirement Benefit Plans	Deferred Gains and Losses on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2024	$(218.8)	$8.9	$(1,693.0)	$(1,902.9)
Other comprehensive income before reclassifications	—	3.1	134.0	137.1
Net losses (gains) reclassified from accumulated other comprehensive loss	3.9	(2.9)	—	1.0
Other comprehensive income	3.9	0.2	134.0	138.1
Accumulated other comprehensive loss, June 30, 2025	$(214.9)	$9.1	$(1,559.0)	$(1,764.8)

    The following tables set forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation for the three and six months ended June 30, 2025 and 2024 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2025(1)	Three Months Ended June 30, 2024(1)
Derivatives:
Net losses (gains) on foreign currency contracts	$(1.4)	$1.6	Cost of goods sold
Net losses on commodity contracts	—	0.2	Cost of goods sold
Net gains on treasury rate locks	(0.2)	(0.3)	Interest expense, net
Reclassification before tax	(1.6)	1.5
Income tax expense	0.4	—	Income tax provision
Reclassification net of tax	$(1.2)	$1.5

Defined pension and postretirement benefit plans:
Amortization of net actuarial losses	$2.2	$2.2	Other expense, net(2)
Amortization of prior service cost	0.5	0.4	Other expense, net(2)
Reclassification before tax	2.7	2.6
Income tax benefit	(0.7)	(0.7)	Income tax provision
Reclassification net of tax	$2.0	$1.9

Net losses reclassified from accumulated other comprehensive loss	$0.8	$3.4
____________________________________
(1)    Losses (Gains) included within the Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024, respectively.
(2)    These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. Refer to Note 15 for additional information.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Six Months Ended June 30, 2025(1)	Six Months Ended June 30, 2024(1)
Derivatives:
Net losses (gains) on foreign currency contracts	$(3.7)	$4.2	Cost of goods sold
Net losses on commodity contracts	—	0.2	Cost of goods sold
Net gains on treasury rate locks	(0.4)	(0.3)	Interest expense, net
Reclassification before tax	(4.1)	4.1
Income tax expense (benefit)	1.2	(0.3)	Income tax provision
Reclassification net of tax	$(2.9)	$3.8

Defined pension and postretirement benefit plans:
Amortization of net actuarial losses	$4.3	$4.4	Other expense, net(2)
Amortization of prior service cost	1.0	0.8	Other expense, net(2)
Reclassification before tax	5.3	5.2
Income tax benefit	(1.4)	(1.6)	Income tax provision
Reclassification net of tax	$3.9	$3.6

Net losses reclassified from accumulated other comprehensive loss	$1.0	$7.4
____________________________________
(1)    Losses (Gains) included within the Condensed Consolidated Statements of Operations for the six months ended June 30, 2025 and 2024, respectively.
(2)    These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. Refer to Note 15 for additional information.

Share Repurchase Program

    In November 2024, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase $22.0 million of shares of its common stock. The Company received approximately 228,969 shares associated with the completion of this transaction as of December 31, 2024. In November 2023, the Company entered into an ASR agreement with a financial institution to repurchase $53.0 million of shares of its common stock. The Company received approximately 371,669 shares associated with this transaction as of December 31, 2023. In January 2024, the Company received an additional 82,883 shares upon final settlement of its November 2023 ASR agreement. All shares received under the ASR agreement were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2025, the Company did not purchase any shares directly or enter into any accelerated share repurchase agreements.

    As of June 30, 2025, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $35.0 million, which has no expiration date. On July 9, 2025, the Company's Board of Directors authorized a new share repurchase program authorizing the Company to repurchase up to $1.0 billion of the Company's common stock, which has no expiration date.

Dividends

    During the three months ended June 30, 2025 and 2024, the Company declared and paid cash dividends of $0.29 and $2.79 per common share, respectively. During the six months ended June 30, 2025 and 2024, the Company declared and paid cash dividends of $0.58 and $3.08 per common share, respectively. The Company paid a special variable dividend of $2.50 per common share during the second quarter of 2024. On July 9, 2025, the Company's Board of Directors declared a regular

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

quarterly dividend of $0.29 per common share to be paid on September 15, 2025, to all stockholders of record as of the close of business on August 15, 2025.

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

    A reconciliation of net income (loss) attributable to AGCO Corporation and weighted average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share for the three and six months ended June 30, 2025 and 2024 is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024(1)	2025	2024(1)
Basic net income (loss) per share:
Net income (loss) attributable to AGCO Corporation	$314.8	$(367.1)	$325.3	$(199.1)
Weighted average number of common shares outstanding	74.6	74.6	74.6	74.6
Basic net income (loss) per share attributable to AGCO Corporation	$4.22	$(4.92)	$4.36	$(2.67)
Diluted net income (loss) per share:
Net income (loss) attributable to AGCO Corporation	$314.8	$(367.1)	$325.3	$(199.1)
Weighted average number of common shares outstanding	74.6	74.6	74.6	74.6
Dilutive SSARs and RSUs	—	0.1	—	0.1
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income (loss) per share	74.6	74.7	74.6	74.7
Diluted net income (loss) per share attributable to AGCO Corporation	$4.22	$(4.92)	$4.36	$(2.67)
____________________________________
(1)    As the Company has reported a loss for the three and six months ended June 30, 2024, all potentially dilutive securities are antidilutive, and accordingly, basic net loss per share equals diluted net loss per share.

14.    INCOME TAXES

    The income tax provision (benefit) and effective tax rate for the three and six months ended June 30, 2025 and 2024 are set forth below (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	$	%	$	%	$	%	$	%
Income tax provision (benefit) and effective tax rate	$(205.5)	(211.2)%	$41.6	(12.3)%	$(203.5)	(212.2)%	$110.7	(95.4)%

    Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. During the three and six months ended June 30, 2025, the Company’s income tax provision included a net tax benefit of $255.2 million related to a legal entity reorganization. During the three and six months ended June 30, 2024, the Brazilian courts confirmed a favorable tax ruling regarding the taxability of certain state value added tax incentive benefits, which allowed the Company to record a $31.7 million reduction in the provision for income taxes.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

15.    PENSION AND POSTRETIREMENT BENEFIT PLANS

    Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three and six months ended June 30, 2025 and 2024 are set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Pension benefits	2025	2024	2025	2024
Service cost	$1.9	$2.1	$3.7	$4.2
Interest cost	6.7	6.9	13.3	13.9
Expected return on plan assets	(6.5)	(7.7)	(12.8)	(15.4)
Amortization of net actuarial losses	2.3	2.2	4.4	4.4
Amortization of prior service cost	0.4	0.4	0.8	0.7
Net periodic pension cost	$4.8	$3.9	$9.4	$7.8

	Three Months Ended June 30,		Six Months Ended June 30,
Postretirement benefits	2025	2024	2025	2024
Service cost	$—	$—	$—	$0.1
Interest cost	0.3	0.4	0.7	0.8
Amortization of net actuarial losses	(0.1)	—	(0.1)	—
Amortization of prior service cost	0.1	—	0.2	0.1
Net periodic postretirement benefit cost	$0.3	$0.4	$0.8	$1.0

    The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations.

    During the six months ended June 30, 2025, the Company made approximately $8.6 million of contributions to its defined pension benefit plans. The Company currently estimates its minimum contributions for 2025 to its defined pension benefit plans will aggregate to approximately $14.9 million.

    During the six months ended June 30, 2025, the Company made approximately $0.9 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.7 million of contributions to its postretirement health care and life insurance benefit plans during 2025.

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

    Assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 are summarized below (in millions):

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$11.9	$—	$11.9
Derivative liabilities	—	47.7	—	47.7

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$46.0	$—	$46.0
Derivative liabilities	—	14.2	—	14.2

    The carrying amounts of long-term debt under the Company’s EIB Senior term loans due 2029 and 2030 and Senior term loans due between 2025 and 2028 approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At June 30, 2025, the estimated fair value of the Company's 0.800% Senior notes due 2028, based on listed market values, was approximately €560.2 million (or approximately $656.4 million), compared to the carrying value of €600.0 million (or approximately $703.0 million). At June 30, 2025, the estimated fair value of the Company's 5.450% senior notes due 2027, based on listed market values, was approximately $405.6 million, compared to the carrying value of $400.0 million. At June 30, 2025, the estimated fair value of the Company's 5.800% senior notes due 2034, based on listed market values, was approximately $711.6 million, compared to the carrying value of $700.0 million. Refer to Note 9 for additional information on the Company’s long-term debt.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

17.    COMMITMENTS AND CONTINGENCIES

Leases

    Lease payment amounts for operating and finance leases with remaining terms greater than one year as of June 30, 2025 and December 31, 2024 were as follows (in millions):

	June 30, 2025		December 31, 2024
	Operating Leases(1)	Finance Leases	Operating Leases(1)	Finance Leases
2025	$29.6	$0.3	$53.3	$0.7
2026	51.9	0.5	43.9	0.5
2027	37.0	0.4	29.7	0.4
2028	29.0	0.3	22.6	0.3
2029	20.9	0.3	15.2	0.2
Thereafter	45.4	6.1	42.2	5.5
Total lease payments	213.8	7.9	206.9	7.6
Less: imputed interest(2)	(31.1)	(1.9)	(34.4)	(2.0)
Present value of leased liabilities	$182.7	$6.0	$172.5	$5.6
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

Off-Balance Sheet Arrangements

Guarantees

    At June 30, 2025, the Company had outstanding guarantees issued to its Argentine finance joint venture, AGCO Capital Argentina S.A. (“AGCO Capital”), of approximately $67.4 million. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to AGCO Capital if end users default on such loans to the extent that, due to non-credit risk, the end users are not able, or not required, to pay their loans, or are required to pay in a different currency than the one agreed in their loan. The Company also has obligations to guarantee indebtedness owed to certain of its finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant. The Company believes the credit risk associated with these guarantees is not material.

    In addition, at June 30, 2025, the Company had accrued approximately $13.5 million of outstanding guarantees of residual values that may be owed to its finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under these guarantees is approximately $216.9 million.

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

18.    REVENUE

Contract Liabilities

    Contract liabilities relate to the following: (1) unrecognized revenues where payment of consideration precedes the Company’s performance with respect to extended warranty and maintenance contracts and where the performance obligation is satisfied over time, (2) unrecognized revenues where payment of consideration precedes the Company’s performance with respect to precision agriculture technology services and where the performance obligation is satisfied over time and (3) unrecognized revenues where payment of consideration precedes the Company’s performance with respect to certain grain storage and protein production systems and where the performance obligation is satisfied over time. The Company divested the majority of its Grain & Protein (“G&P”) business on November 1, 2024.

    Significant changes in the balance of contract liabilities for the three and six months ended June 30, 2025 and 2024 were as follows (in millions):

	Three Months Ended June 30,
	2025	2024
Balance at beginning of period	$359.8	$321.5
Acquisitions	—	21.0
Advance consideration received	57.9	53.5
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(57.1)	(45.0)
Revenue recognized during the period related to grain storage and protein production systems	(0.5)	(7.5)
Reclassified to held for sale(1)	—	(10.5)
Foreign currency translation	17.6	(1.3)
Balance at June 30	$377.7	$331.7

	Six Months Ended June 30,
	2025	2024
Balance at beginning of period	$341.5	$310.7
Acquisitions	—	21.0
Advance consideration received	105.5	106.0
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(94.8)	(77.2)
Revenue recognized during the period related to grain storage and protein production systems	(0.9)	(12.2)
Reclassified to held for sale(1)	—	(10.5)
Foreign currency translation	26.4	(6.1)
Balance at June 30	$377.7	$331.7
__________________________________
(1)    Reclassification resulting from the Company's classification of the majority of the G&P business as held for sale as of June 30, 2024. The Company divested the majority of its G&P business on November 1, 2024. Refer to Note 3 for additional information.

    The contract liabilities are classified as either “Accrued expenses” or “Other current liabilities” and “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2025,

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

the Company recognized approximately $51.0 million and $86.5 million of revenue that was recorded as a contract liability at the beginning of 2025. During the three and six months ended June 30, 2024, the Company recognized approximately $38.1 million and $71.3 million of revenue that was recorded as a contract liability at the beginning of 2024.

Remaining Performance Obligations

    The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2025 are $81.7 million for the remainder of 2025, $134.1 million in 2026, $88.3 million in 2027, $43.2 million in 2028 and $21.8 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

Disaggregated Revenue

    Net sales for the three months ended June 30, 2025 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$302.5	$—	$—	$—	$302.5
Canada	91.4	—	—	—	91.4
Brazil	—	222.8	—	—	222.8
Other South America	—	78.8	—	—	78.8
Germany	—	—	465.6	—	465.6
France	—	—	316.5	—	316.5
United Kingdom and Ireland	—	—	144.2	—	144.2
Finland and Scandinavia	—	—	211.2	—	211.2
Italy	—	—	108.3	—	108.3
Other Europe	—	—	441.1	—	441.1
Middle East and Algeria	—	—	88.0	—	88.0
Africa	—	—	—	29.4	29.4
Asia	—	—	—	50.6	50.6
Australia and New Zealand	—	—	—	55.8	55.8
Mexico, Central America and Caribbean	27.0	1.8	—	—	28.8
	$420.9	$303.4	$1,774.9	$135.8	$2,635.0

Major products:
Tractors	$153.7	$195.4	$1,259.2	$89.9	$1,698.2
Replacement parts	111.1	39.2	327.9	24.2	502.4
Grain storage and protein production systems	—	—	—	0.2	0.2
Combines, application equipment and other machinery	156.1	68.8	187.8	21.5	434.2
	$420.9	$303.4	$1,774.9	$135.8	$2,635.0

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the three months ended June 30, 2024 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America(1)	South America	Europe/Middle East(1)	Asia/Pacific/Africa(1)	Total Segments	Other(2)	Consolidated
Primary geographical markets:
United States	$471.0	$—	$—	$—	$471.0	$178.2	$649.2
Canada	124.2	—	—	—	124.2	27.7	151.9
Brazil	—	228.9	—	—	228.9	27.3	256.2
Other South America	—	84.1	—	—	84.1	4.5	88.6
Germany	—	—	546.9	—	546.9	2.4	549.3
France	—	—	390.5	—	390.5	2.8	393.3
United Kingdom and Ireland	—	—	128.6	—	128.6	1.7	130.3
Finland and Scandinavia	—	—	198.3	—	198.3	3.4	201.7
Italy	—	—	95.0	—	95.0	7.8	102.8
Other Europe	—	—	399.5	—	399.5	14.3	413.8
Middle East and Algeria	—	—	110.8	—	110.8	1.0	111.8
Africa	—	—	—	20.7	20.7	2.0	22.7
Asia	—	—	—	52.9	52.9	9.4	62.3
Australia and New Zealand	—	—	—	69.9	69.9	2.1	72.0
Mexico, Central America and Caribbean	31.9	2.9	—	—	34.8	5.9	40.7
	$627.2	$315.9	$1,869.5	$143.5	$2,956.1	$290.5	$3,246.6

Major products:
Tractors	$226.9	$207.2	$1,365.0	$83.8	$1,882.9	$—	$1,882.9
Replacement parts	117.7	39.6	307.2	23.5	488.0	—	488.0
Grain storage and protein production systems	—	—	—	5.6	5.6	290.5	296.1
Combines, application equipment and other machinery	282.6	69.1	197.4	30.5	579.6	—	579.6
	$627.2	$315.9	$1,869.5	$143.5	$2,956.1	$290.5	$3,246.6
____________________________________
(1)    Rounding may impact summation of amounts.
(2)    “Other” represents the results for the three months ended June 30, 2024 for the majority of the Company’s G&P business which was divested on November 1, 2024. The results of the G&P business through the date of the divestiture were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the six months ended June 30, 2025 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$595.3	$—	$—	$—	$595.3
Canada	168.1	—	—	—	168.1
Brazil	—	392.1	—	—	392.1
Other South America	—	136.5	—	—	136.5
Germany	—	—	759.5	—	759.5
France	—	—	587.2	—	587.2
United Kingdom and Ireland	—	—	252.2	—	252.2
Finland and Scandinavia	—	—	383.1	—	383.1
Italy	—	—	174.2	—	174.2
Other Europe	—	—	787.9	—	787.9
Middle East and Algeria	—	—	161.3	—	161.3
Africa	—	—	—	44.7	44.7
Asia	—	—	—	83.7	83.7
Australia and New Zealand	—	—	—	101.9	101.9
Mexico, Central America and Caribbean	53.1	4.7	—	—	57.8
	$816.5	$533.3	$3,105.4	$230.3	$4,685.5

Major products:
Tractors	$294.7	$344.2	$2,169.5	$143.9	$2,952.3
Replacement parts	199.5	76.4	612.2	46.9	935.0
Grain storage and protein production systems	—	—	—	1.1	1.1
Combines, application equipment and other machinery	322.3	112.7	323.7	38.4	797.1
	$816.5	$533.3	$3,105.4	$230.3	$4,685.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the six months ended June 30, 2024 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America(1)	South America	Europe/Middle East(1)	Asia/Pacific/Africa(1)	Total Segments	Other(2)	Consolidated
Primary geographical markets:
United States	$953.5	$—	$—	$—	$953.5	$294.5	$1,248.0
Canada	215.4	—	—	—	215.4	36.4	251.8
Brazil	—	433.6	—	—	433.6	52.2	485.8
Other South America	—	150.5	—	—	150.5	9.3	159.8
Germany	—	—	1,052.3	—	1,052.3	8.3	1,060.6
France	—	—	714.4	—	714.4	3.8	718.2
United Kingdom and Ireland	—	—	266.3	—	266.3	2.4	268.7
Finland and Scandinavia	—	—	360.3	—	360.3	4.5	364.8
Italy	—	—	159.6	—	159.6	12.5	172.1
Other Europe	—	—	752.2	—	752.2	22.2	774.4
Middle East and Algeria	—	—	271.4	—	271.4	1.8	273.2
Africa	—	—	—	39.5	39.5	6.6	46.1
Asia	—	—	—	113.3	113.3	23.6	136.9
Australia and New Zealand	—	—	—	138.3	138.3	2.4	140.7
Mexico, Central America and Caribbean	59.3	4.8	—	—	64.1	10.1	74.2
	$1,228.3	$588.9	$3,576.4	$291.1	$5,684.7	$490.6	$6,175.3

Major products:
Tractors	$479.6	$380.1	$2,625.7	$174.7	$3,660.1	$—	$3,660.1
Replacement parts	211.7	78.7	584.9	46.4	921.7	—	921.7
Grain storage and protein production systems	—	—	—	10.7	10.7	490.6	501.3
Combines, application equipment and other machinery	537.0	130.1	365.9	59.2	1,092.2	—	1,092.2
	$1,228.3	$588.9	$3,576.4	$291.1	$5,684.7	$490.6	$6,175.3
____________________________________
(1)    Rounding may impact summation of amounts.
(2)    “Other” represents the results for the six months ended June 30, 2024 for the majority of the Company’s G&P business which was divested on November 1, 2024. The results of the G&P business through the date of the divestiture were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

19.    SEGMENT REPORTING

    The Company has four operating segments which are also its reportable segments which consist of the North America, South America, Europe/Middle East and Asia/Pacific/Africa regions. The Company’s reportable segments are geography based and distribute a full range of agricultural machinery and precision agriculture technology. The Company’s Chief Operating Decision Maker (“CODM”), Eric P. Hansotia, Chairman of the Board, President and Chief Executive Officer, evaluates segment performance primarily based on income from operations. The CODM utilizes income from operations to evaluate each segment’s performance including the allocation of resources. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are generally charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income (loss) from operations for one segment may not be comparable to another segment. Segment results for the three and six months ended June 30, 2025 and 2024 and assets as of June 30, 2025 and December 31, 2024 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended June 30,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Total Segments	Other(1)	Total
2025
Net sales	$420.9	$303.4	$1,774.9	$135.8	$2,635.0	$—	$2,635.0
Cost of goods sold	327.3	243.8	1,299.3	106.0	1,976.4	—	1,976.4
Selling, general and administrative expenses	80.6	29.8	140.1	17.9	268.4	—	268.4
Engineering expenses	35.1	6.0	74.2	2.5	117.8	—	117.8
Income (loss) from operations	$(22.1)	$23.8	$261.3	$9.4	$272.4	$—	$272.4

Depreciation	$14.0	$8.1	$38.9	$3.1	$64.1	$—	$64.1
Capital expenditures	10.3	4.0	27.2	0.7	42.2	—	42.2

2024
Net sales(2)	$627.2	$315.9	$1,869.5	$143.5	$2,956.1	$290.5	$3,246.6
Cost of goods sold	468.9	265.5	1,350.6	110.4	2,195.4	213.7	2,409.1
Selling, general and administrative expenses	84.6	31.4	145.4	19.5	280.9	28.6	309.5
Engineering expenses	37.5	12.6	77.9	3.2	131.2	6.6	137.8
Income from operations(3)	$36.2	$6.4	$295.6	$10.4	$348.6	$41.6	$390.2

Depreciation	$15.1	$9.1	$33.0	$4.6	61.8	$3.4	$65.2
Capital expenditures	17.0	8.0	70.2	1.3	96.5	1.5	98.0
____________________________________
(1)    “Other” represents the results for the three months ended June 30, 2024 for the majority of the Company’s Grain & Protein (“G&P”) business which was divested on November 1, 2024. The results of the G&P business through the date of the divestiture were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments.
(2)    Of the $290.5 million of the net sales of the divested G&P business recast to “Other”, $210.6 million, $33.0 million, $33.4 million and $13.5 million were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments, respectively.
(3)    Of the $41.6 million of the income (loss) from operations of the divested G&P business recast to “Other”, $40.5 million, $6.2 million, $(7.1) million and $2.0 million were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Six Months Ended June 30,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Total Segments	Other(1)	Total
2025
Net sales	$816.5	$533.3	$3,105.4	$230.3	$4,685.5	$—	$4,685.5
Cost of goods sold	622.9	429.0	2,270.1	184.3	3,506.3	—	3,506.3
Selling, general and administrative expenses	167.2	62.1	275.3	34.4	539.0	—	539.0
Engineering expenses	68.3	16.3	144.3	4.9	233.8	—	233.8
Income (loss) from operations	$(41.9)	$25.9	$415.7	$6.7	$406.4	$—	$406.4

Depreciation	$29.2	$16.0	$74.0	$5.4	$124.6	$—	$124.6
Capital expenditures	16.6	10.6	61.6	1.6	90.4	—	90.4

2024
Net sales(2)	$1,228.3	$588.9	$3,576.4	$291.1	$5,684.7	$490.6	$6,175.3
Cost of goods sold	927.1	489.6	2,550.4	228.3	4,195.4	372.6	4,568.0
Selling, general and administrative expenses	166.1	53.8	283.1	37.7	540.7	58.2	598.9
Engineering expenses	70.5	27.1	152.2	5.6	255.4	13.3	268.7
Income from operations(3)	$64.6	$18.4	$590.7	$19.5	$693.2	$46.5	$739.7

Depreciation	$29.9	$18.0	$65.1	$8.6	$121.6	$6.9	$128.5
Capital expenditures	33.3	23.1	131.1	1.9	189.4	3.6	193.0

Assets
As of June 30, 2025	$1,524.9	$1,046.3	$3,187.7	$713.9	$6,472.8	$—	$6,472.8
As of December 31, 2024	1,527.9	946.9	2,841.4	697.7	6,013.9	—	6,013.9
____________________________________
(1)    “Other” represents the results for the six months ended June 30, 2024 for the majority of the Company’s G&P business which was divested on November 1, 2024. The results of the G&P business through the date of the divestiture were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments.
(2)    Of the $490.6 million of the net sales of the divested G&P business recast to “Other”, $339.1 million, $63.4 million, $55.5 million and $32.6 million were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments, respectively.
(3)    Of the $46.5 million of the income (loss) from operations of the divested G&P business recast to “Other”, $54.5 million, $10.4 million, $(19.3) million and $0.9 million were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    A reconciliation from the segment information to the consolidated balances for income (loss) from operations is set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment income from operations	$272.4	$348.6	$406.4	$693.2
Other(1)	—	41.6	—	46.5
Impairment charges	(6.8)	(5.1)	(7.9)	(5.1)
Loss on sale of business	(12.3)	(494.6)	(12.3)	(494.6)
Corporate expenses	(47.7)	(62.9)	(95.8)	(115.9)
Amortization of intangibles	(15.7)	(31.7)	(31.0)	(45.6)
Stock compensation expense	(10.3)	(7.4)	(17.4)	(15.4)
Restructuring and business optimization expenses	(15.6)	(30.2)	(28.6)	(31.2)
Consolidated income (loss) from operations	$164.0	$(241.7)	$213.4	$31.9
____________________________________
(1)    “Other” represents the results for the three and six months ended June 30, 2024 for the majority of the Company’s G&P business which was divested on November 1, 2024. The results of the G&P business through the date of the divestiture were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments.

20.    RELATED PARTY TRANSACTIONS

    The Company has a minority equity interest in Tractors and Farm Equipment Limited (“TAFE”). As of June 30, 2025 the Company entered into several agreements with TAFE, including the ones described further below among others, to resolve all outstanding disputes and other matters related to the commercial relationship between AGCO and TAFE as well as TAFE's shareholding in AGCO, ownership and use of the Massey Ferguson brand in India and certain other countries, and other key governance issues between the parties. Specifically as it relates to AGCO's shareholding in TAFE, the Company and TAFE entered into a Buyback Agreement (the “Buyback Agreement”) pursuant to which TAFE will repurchase the Company’s remaining shareholdings in TAFE for an aggregate amount of $260 million. Generally, the substantive provisions of the agreements are not effective until funds and shares have been deposited in escrow in connection with the closing of the Buyback Agreement, and to accommodate the ultimate effectiveness of the agreements, on July 7, 2025, the Company and TAFE entered into a fourth amendment (the “Amendment”) to the Amended and Restated Letter Agreement dated as of April 24, 2019, between AGCO and TAFE, as amended by Amendment No. 1, dated as of April 24, 2024, Amendment No. 2, dated as of April 23, 2025 and Amendment No. 3., dated as of June 25, 2025 (the “Existing Agreement”, and together with the Amendment, the “Letter Agreement”), which extended the expiration of the Letter Agreement until November 28, 2025 or until the funds and shares have been deposited in escrow in connection with the Buyback Agreement, whichever comes first.

Settlement Agreements

    On June 30, 2025, the Company and TAFE entered into an Arbitrations Settlement Agreement and an India Litigation Settlement Agreement (collectively, the “Settlement Agreements”) pursuant to which the parties agreed to resolve claims arising from the Company’s termination of various commercial and brand agreements with TAFE and related arbitrations and litigation. Under the Settlement Agreements, the parties agreed to mutually release any and all claims against one another.

Intellectual Property Agreement

    On June 30, 2025, the Company and TAFE entered into an Intellectual Property Agreement (the “Intellectual Property Agreement”) pursuant to which TAFE will take ownership of the Massey Ferguson brand in India, Nepal and Bhutan, having previously been a brand licensee for over 60 years, and the Company will retain certain protective rights, including rights of first refusal upon a proposed transfer of these intellectual property assets. The Intellectual Property Agreement also provides for certain customary confidentiality provisions.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Buyback Agreement

    On June 30, 2025, the Company and TAFE entered into a Buyback Agreement (the “Buyback Agreement”) pursuant to which TAFE will repurchase the Company’s remaining shareholdings in TAFE for an aggregate amount of $260 million.

Cooperation Agreement

    On June 30, 2025, the Company and TAFE entered into a Cooperation Agreement (the “Cooperation Agreement”) pursuant to which TAFE agreed to standstill provisions with respect to its actions with regard to the Company, including the limitation on TAFE purchasing additional shares of the Company that would increase its holdings above its current percentage of outstanding shares, the requirement to vote its shares of the Company in accordance with recommendations from the Company’s Board of Directors and not engaging in future public stockholder activism. The standstill provisions do not expire. TAFE retained the discretion to vote independently on any publicly-announced proposals related to an Extraordinary Transaction (as defined in the Cooperation Agreement). The Cooperation Agreement releases TAFE from the restriction on purchasing shares in the Company following certain events such as (i) the Company’s public announcement of a possible sale of the Company, (ii) any person commencing a Board-approved public tender to acquire the Company, (iii) certain persons (other than TAFE) acquiring 12.5% or more of the Company’s outstanding shares, (iv) any person commencing a Qualified Tender Offer (as defined in the Cooperation Agreement), (v) any person commencing a public tender offer by filing a Schedule TO, or (vi) any person publicly announcing its intention to commence a public tender offer or makes a public offer. TAFE also agreed to participate pro rata in the Company’s share repurchase programs as authorized by the Company’s Board of Directors from time to time, but retains the right to maintain its current percentage level of beneficial ownership of the Company’s Common Stock.

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

    The recent announcements of significant trade policy and tariff actions by the U.S. government, including but not limited to tariffs on imported steel and aluminum products, multiple tariffs on certain imports from China, tariffs on certain imports from Canada and Mexico, announced trade deal between the United States and European Union of baseline tariffs on certain imports from the European Union, and baseline tariffs on most imports from most other countries, are creating significant uncertainty and potential risks for our business. These announcements in some cases were followed by delays and changes in implementation, and the ultimate tariff structures are unclear at the current time. Depending upon which countries are impacted, increases in tariffs can increase both the costs of the inputs that we use in manufacturing products and increase the after-tariff sales prices of the products that we sell. The impacts of the tariffs may be partially mitigated as a majority of our sales and manufacturing takes place outside the United States. Additionally, these tariffs will increase the cost of certain raw materials and components, impacting our cost of goods sold. While we are actively exploring opportunities to mitigate these increased costs, there can be no guarantee that we will be able to fully offset the impact of these tariffs. Furthermore, the imposition of retaliatory tariffs from other countries on our exported products could negatively affect our sales and marketplace access in those countries. Moreover, the uncertainty of the tariff changes and any future trade policy changes has adversely impacted, and is expected to continue to adversely impact, our sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
RESULTS OF OPERATIONS

Financial Highlights

    The following tables set forth the percentage relationship to net sales of certain items included in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended June 30,
	2025		2024
	$	% of Net Sales(1)	$	% of Net Sales(1)
Net sales	$2,635.0	100.0%	$3,246.6	100.0%
Cost of goods sold	1,976.4	75.0	2,409.1	74.2
Gross profit	658.6	25.0	837.5	25.8
Selling, general and administrative expenses	326.4	12.4	379.8	11.7
Engineering expenses	117.8	4.5	137.8	4.2
Amortization of intangibles	15.7	0.6	31.7	1.0
Impairment charges	6.8	0.3	5.1	0.1
Restructuring and business optimization expenses	15.6	0.6	30.2	0.9
Loss on sale of business	12.3	0.5	494.6	15.2
Income (loss) from operations	164.0	6.2	(241.7)	(7.4)
Interest expense, net	17.8	0.7	29.9	0.9
Other expense, net	48.9	1.9	65.3	2.0
Income (loss) before income taxes and equity in net earnings of affiliates	97.3	3.7	(336.9)	(10.4)
Income tax provision (benefit)	(205.5)	(7.8)	41.6	1.3
Income (loss) before equity in net earnings of affiliates	302.8	11.5	(378.5)	(11.7)
Equity in net earnings of affiliates	11.6	0.4	9.6	0.3
Net income (loss)	314.4	11.9	(368.9)	(11.4)
Net loss attributable to noncontrolling interests	0.4	—	1.8	0.1
Net income (loss) attributable to AGCO Corporation	$314.8	11.9%	$(367.1)	(11.3)%
___________________________________
(1)    Rounding may impact summation of amounts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

	Six Months Ended June 30,
	2025		2024
	$	% of Net Sales(1)	$	% of Net Sales(1)
Net sales	$4,685.5	100.0%	$6,175.3	100.0%
Cost of goods sold	3,506.3	74.8	4,568.0	74.0
Gross profit	1,179.2	25.2	1,607.3	26.0
Selling, general and administrative expenses	652.2	13.9	730.2	11.8
Engineering expenses	233.8	5.0	268.7	4.4
Amortization of intangibles	31.0	0.7	45.6	0.7
Impairment charges	7.9	0.2	5.1	0.1
Restructuring and business optimization expenses	28.6	0.6	31.2	0.5
Loss on sale of business	12.3	0.3	494.6	8.0
Income from operations	213.4	4.6	31.9	0.5
Interest expense, net	36.3	0.8	31.8	0.5
Other expense, net	81.2	1.7	116.1	1.9
Income (loss) before income taxes and equity in net earnings of affiliates	95.9	2.0	(116.0)	(1.9)
Income tax provision (benefit)	(203.5)	(4.3)	110.7	1.8
Income (loss) before equity in net earnings of affiliates	299.4	6.4	(226.7)	(3.7)
Equity in net earnings of affiliates	23.7	0.5	25.8	0.4
Net income (loss)	323.1	6.9	(200.9)	(3.3)
Net loss attributable to noncontrolling interests	2.2	—	1.8	—
Net income (loss) attributable to AGCO Corporation	$325.3	6.9%	$(199.1)	(3.2)%
___________________________________
(1)    Rounding may impact summation of amounts.

    Net income (loss) attributable to AGCO Corporation for the three months ended June 30, 2025, was $314.8 million, or $4.22 per diluted share, compared to $(367.1) million or $(4.92) per diluted share, for the three months ended June 30, 2024. Net income (loss) attributable to AGCO Corporation for the six months ended June 30, 2025, was $325.3 million, or $4.36 per diluted share, compared to $(199.1) million or $(2.67) per diluted share, for the six months ended June 30, 2024.

    Net sales during the three months ended June 30, 2025 were approximately $2,635.0 million, or 18.8% lower than the three months ended June 30, 2024, primarily due to lower sales volumes resulting from softer industry sales reflecting lower end market demand and the divestiture of the majority of the Company's G&P business on November 1, 2024, partially offset by favorable currency impacts. Income (loss) from operations was $164.0 million for the three months ended June 30, 2025 compared to $(241.7) million in the three months ended June 30, 2024. The increase in income from operations during 2025 was primarily the result of decreases in engineering expenses, restructuring and business optimization expenses and selling, general and administrative expenses (“SG&A expenses”) primarily related to lower compensation and transaction costs, partially offset by lower sales and production volumes reflecting weak industry conditions and higher warranty costs. Additionally, as of June 30, 2024, the Company classified its G&P business as held for sale and recorded a loss of $494.6 million during the three months ended June 30, 2024.

    Net sales during the six months ended June 30, 2025 were approximately $4,685.5 million, or 24.1% lower than the six months ended June 30, 2024, primarily due to lower sales volumes resulting from softer industry sales reflecting lower end market demand and the divestiture of the majority of the Company's G&P business on November 1, 2024, partially offset by favorable currency impacts. Income from operations was $213.4 million for the six months ended June 30, 2025 compared to $31.9 million in the six months ended June 30, 2024. The increase in income from operations during 2025 was primarily the result of decreases in engineering expenses and SG&A expenses primarily related to lower compensation and transaction costs,

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
partially offset by lower sales and production volumes reflecting weak industry conditions. Additionally, as of June 30, 2024, the Company classified its G&P business as held for sale and recorded a loss of $494.6 million during the six months ended June 30, 2024.

    We estimate that worldwide average price increases (decreases) were approximately 0.1% and (1.9)% for the three months ended June 30, 2025 and 2024, respectively, and 0.0% and (0.6)% for the six months ended June 30, 2025 and 2024, respectively. Consolidated net sales of tractors and combines, which comprised approximately 68.0% and 66.1% of our net sales for the three and six months ended June 30, 2025, decreased approximately 10.3% and 19.9% compared to the same periods in 2024. Unit sales of tractors and combines decreased approximately 7.2% and 12.2% during the three and six months ended June 30, 2025 compared to the same periods in 2024. The primary driver of the decrease in unit sales was lower sales of tractors and combines. The difference between the unit sales change and the change in net sales was primarily the result of sales mix changes.

    Overall, global production hours, excluding hours related to the Company's G&P business which was divested on November 1, 2024, decreased approximately 15.6% and 24.4% during the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, reflecting our response to lower end market demand.

Results of Operations

    Gross profit as a percentage of net sales decreased during the three and six months ended June 30, 2025 compared to the same periods in 2024, primarily due to lower production volumes.

    SG&A expenses, as a percentage of net sales, were higher during the three and six months ended June 30, 2025 compared to the same periods in 2024 as net sales decreased at a faster rate than SG&A expenses. The absolute level of SG&A expenses decreased during the three and six months ended June 30, 2025 due to lower compensation costs and lower transaction costs related to the divestiture of the majority of the Company's G&P business and the PTx Trimble joint venture transaction. We recorded $10.3 million and $17.4 million of stock compensation expense within SG&A expenses during the three and six months ended June 30, 2025, respectively, compared to $7.4 million and $15.4 million during the same periods in 2024.

    Engineering expenses, as a percentage of net sales, were higher during the three and six months ended June 30, 2025 compared to the same periods in 2024 as net sales decreased at a faster rate than engineering expenses. The absolute value of engineering expenses decreased during the three and six months ended June 30, 2025 primarily due to lower investment, partially offset by increased engineering expenses related to the PTx Trimble joint venture.

    We recorded impairment charges of $6.8 million and $7.9 million during the three and six months ended June 30, 2025, respectively, compared to $5.1 million recorded during the three and six months ended June 30, 2024, related to the impairment of certain other assets.

    We recorded restructuring and business optimization expenses of $15.6 million and $28.6 million during the three and six months ended June 30, 2025, respectively, compared to $30.2 million and $31.2 million during the same periods in 2024. The Company is focused on operational efficiencies to build a more resilient business. On June 24, 2024, the Company announced a restructuring program (the “Program”) in response to increased weakening demand in the agriculture industry. The initial phase of the Program is focused on further reducing structural costs, streamlining the Company’s workforce and enhancing global efficiencies related to changing the Company’s operating model for certain corporate and back-office functions and better leveraging technology and global centers of excellence. The Company estimates that it will incur charges for one-time termination benefits of approximately $150.0 million to $200.0 million in connection with this phase of the Program, primarily consisting of cash charges related to severance payments, employees benefits and related costs. The Company incurred the majority of charges in 2024 and expects to incur the remaining charges in 2025. The restructuring expenses recorded during the three and six months ended June 30, 2025 and 2024 primarily related to severance, business optimization and other related costs associated with the Company's Program. Refer to Note 10 of our Condensed Consolidated Financial Statements for further information.

    We recorded a loss on sale of business of $12.3 million during the three and six months ended June 30, 2025 related to the finalization of the preliminary working capital and other adjustments related to the sale of the majority of the Company's G&P business. As of June 30, 2024, the Company classified its G&P business as held for sale and recorded a loss of

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
$494.6 million during the three and six months ended June 30, 2024. Refer to Note 3 of our Condensed Consolidated Financial Statements for further information.

    Interest expense, net was $17.8 million for the three months ended June 30, 2025, compared to $29.9 million for the comparable period in 2024, resulting primarily from a decrease in interest expense resulting from the Company's repayment of the Term Loan Facility on November 1, 2024. Interest expense, net was $36.3 million for the six months ended June 30, 2025, compared to $31.8 million for the comparable period in 2024, resulting primarily from lower interest income. Refer to “Liquidity and Capital Resources” for further information on our available funding.

    Other expense, net was $48.9 million and $81.2 million for the three and six months ended June 30, 2025, respectively, compared to $65.3 million and $116.1 million for the comparable periods in 2024. The decreases were driven by a decrease in foreign currency exchange losses which were approximately $28.6 million and $42.2 million, respectively, for the three and six months ended June 30, 2025, compared to $26.7 million and $49.6 million for the comparable periods in 2024. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in “Other expense, net,” were approximately $19.8 million and $38.7 million, respectively, for the three and six months ended June 30, 2025, compared to $35.9 million and $63.8 million for the comparable periods in 2024. During the six months ended June 30, 2024, the Company recorded the final business interruption insurance recovery related to the 2022 cyber attack of $5.0 million.

    We recorded an income tax provision (benefit) of $(205.5) million and $(203.5) million for the three and six months ended June 30, 2025, respectively, compared to $41.6 million and $110.7 million for the three and six months ended June 30, 2024. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. During the three and six months ended June 30, 2025, the Company’s income tax provision included a net tax benefit of $255.2 million related to a legal entity reorganization. Based on a favorable tax ruling in Brazil regarding the taxability of certain state value added tax incentive benefits, the Company recorded a $31.7 million reduction in the provision for income taxes during the three and six months ended June 30, 2024.

    Equity in net earnings of affiliates, which is primarily comprised of income from our AGCO Finance joint ventures, was $11.6 million and $23.7 million for the three months and six ended June 30, 2025 compared to $9.6 million and $25.8 million for the three and six months ended June 30, 2024.

    The Company recorded a net loss attributable to noncontrolling interests of $0.4 million and $2.2 million during the three and six months ended June 30, 2025, respectively, compared to $1.8 million recorded during the three and six months ended June 30, 2024. The net loss primarily relates to the noncontrolling interests of the PTx Trimble joint venture held by Trimble, which owns a 15% interest in the joint venture.

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

    The following tables set forth, for the three and six months ended June 30, 2025, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended June 30,		Change		Change Due to Currency Translation
	2025	2024	$	%	$	%
Europe/Middle East	$1,774.9	$1,869.5	$(94.6)	(5.1)%	$113.9	6.1%
North America	420.9	627.2	(206.3)	(32.9)%	(4.4)	(0.7)%
South America	303.4	315.9	(12.5)	(4.0)%	2.2	0.7%
Asia/Pacific/Africa	135.8	143.5	(7.7)	(5.4)%	0.7	0.5%
Total Segments	2,635.0	2,956.1	(321.1)	(10.9)%	112.4	3.8%
Other(1)	—	290.5	(290.5)	(100.0)%	—	—%
	$2,635.0	$3,246.6	$(611.6)	(18.8)%	$112.4	3.5%
__________________________________
(1)    “Other” represents the results for the three months ended June 30, 2024 for the majority of the Company’s Grain & Protein (“G&P”) business which was divested on November 1, 2024. The results of the G&P business through the date of the divestiture were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

	Six Months Ended June 30,		Change		Change Due to Currency Translation
	2025	2024	$	%	$	%
Europe/Middle East	$3,105.4	$3,576.4	$(471.0)	(13.2)%	$88.6	2.5%
North America	816.5	1,228.3	(411.8)	(33.5)%	(14.0)	(1.1)%
South America	533.3	588.9	(55.6)	(9.4)%	(29.4)	(5.0)%
Asia/Pacific/Africa	230.3	291.1	(60.8)	(20.9)%	(2.1)	(0.7)%
Total Segments	4,685.5	5,684.7	(999.2)	(17.6)%	43.1	0.8%
Other(1)	—	490.6	(490.6)	(100.0)%	—	—%
	$4,685.5	$6,175.3	$(1,489.8)	(24.1)%	$43.1	0.7%
__________________________________
(1)    “Other” represents the results for the six months ended June 30, 2024 for the majority of the Company’s G&P business which was divested on November 1, 2024. The results of the G&P business through the date of the divestiture were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments.

EME

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024	$	2025	2024	$
Net sales	$1,774.9	$1,869.5	$(94.6)	$3,105.4	$3,576.4	$(471.0)
Income from operations	261.3	295.6	(34.3)	415.7	590.7	(175.0)

    Net sales in EME decreased in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to sales volume declines, most significantly in high-horsepower tractors and combines, partially offset by favorable foreign currency translation. Income from operations decreased by $34.3 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 as a result of lower sales and production volumes and higher warranty costs.

    Net sales in EME decreased in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to sales volume declines, most significantly in high-horsepower and mid-range tractors and combines, partially offset by favorable foreign currency translation. Income from operations decreased by $175.0 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 as a result of lower sales and production volumes and higher warranty costs.

North America

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024	$	2025	2024	$
Net sales	$420.9	$627.2	$(206.3)	$816.5	$1,228.3	$(411.8)
Income (loss) from operations	(22.1)	36.2	(58.3)	(41.9)	64.6	(106.5)

    Net sales in North America decreased in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to sales volume declines, most significantly in high-horsepower tractors, sprayers and hay tools. Income (loss) from operations decreased by $58.3 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 as a result of lower sales and production volumes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    Net sales in North America decreased in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to sales volume declines, most significantly in high-horsepower tractors, sprayers and hay tools. Income (loss) from operations decreased by $106.5 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 as a result of lower sales and production volumes.

South America

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024	$	2025	2024	$
Net sales	$303.4	$315.9	$(12.5)	$533.3	$588.9	$(55.6)
Income from operations	23.8	6.4	17.4	25.9	18.4	7.5

    Net sales decreased in South America in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to sales declines, most significantly in tractors, sprayers and implements, and negative pricing impacts. Income from operations increased $17.4 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, as a result of improved product mix and lower manufacturing costs, partially offset by negative pricing impacts.

    Net sales decreased in South America in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to sales declines, most significantly in tractors and implements, negative pricing impacts and unfavorable foreign currency translation. Income from operations increased $7.5 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, as a result of improved product mix and lower manufacturing costs, partially offset by negative pricing impacts.

APA

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024	$	2025	2024	$
Net sales	$135.8	$143.5	$(7.7)	$230.3	$291.1	$(60.8)
Income from operations	9.4	10.4	(1.0)	6.7	19.5	(12.8)

    Net sales decreased in APA in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to sales volume declines, most significantly in hay tools and sprayers. Income from operations decreased $1.0 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to lower sales and production volumes.

    Net sales decreased in APA in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to sales volume declines, most significantly in high horse power tractors and sprayers. Income from operations decreased $12.8 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to lower sales and production volumes.

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

June 30, 2025(1)
Credit facility, expires 2027	$375.0
5.450% Senior notes due 2027	400.0
5.800% Senior notes due 2034	700.0
0.800% Senior notes due 2028	703.0
EIB Senior term loan due 2029	292.9
EIB Senior term loan due 2030	199.2
Senior term loans due between 2025 and 2028	171.6
____________________________________
(1)    The amounts above are gross of debt issuance costs of an aggregate amount of approximately $11.0 million.

    The Company has a credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“Credit Facility”) that matures on December 19, 2027. In May 2025, the Company amended the Credit Facility with respect to the net leverage ratio financial covenant requirements for the remainder of 2025 and in the event of a future material acquisition. As of June 30, 2025, the Company had $375.0 million in outstanding borrowings under the revolving credit facility and had the ability to borrow $875.0 million.

    In addition, the Company has an uncommitted revolving credit facility that allows the Company to borrow up to €200.0 million (or approximately $234.3 million as of June 30, 2025). The credit facility expires on December 31, 2026. As of June 30, 2025, the Company had no outstanding borrowings under the revolving credit facility.

    The Company had redeemable noncontrolling interests of $304.3 million as of June 30, 2025 resulting from the PTx Trimble joint venture transaction, which may require the use of cash in certain instances, beginning in 2027. Refer to Note 2 of our Condensed Consolidated Financial Statements for further information.

    The Company is in compliance with the financial covenants contained in these facilities and expects to continue to maintain such compliance. Should we ever encounter difficulties, our historical relationship with our lenders has been strong, and we anticipate their continued long-term support of our business.

    Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness, excluding short-term borrowings due within one year, and stockholders’ equity, was 40.4% and 40.6% at June 30, 2025 and December 31, 2024, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
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

Balance Sheet Information

(in millions)	As of June 30, 2025	As of December 31, 2024
Current assets(a)	$4,982.7	$4,143.4
Noncurrent assets(b)	1,540.9	1,910.6
Current liabilities(c)	3,896.8	3,802.8
Noncurrent liabilities(d)	4,626.5	4,214.5
____________________________________
(a)    Includes amounts due from non-guarantor subsidiaries of $2,649.5 million and $2,189.6 million as of June 30, 2025 and December 31, 2024, respectively.
(b)    Includes amounts due from non-guarantor subsidiaries of $107.1 million and $729.0 million as of June 30, 2025 and December 31, 2024, respectively.
(c)    Includes amounts due to non-guarantor subsidiaries of $2,185.8 million and $1,972.8 million as of June 30, 2025 and December 31, 2024, respectively.
(d)    Includes amounts due to non-guarantor subsidiaries of $1,561.3 million and $1,706.5 million as of June 30, 2025 and December 31, 2024, respectively.

Statement of Operations Information

(in millions)	Six Months Ended June 30, 2025
Revenues(a)	$3,403.4
Income from Operations	154.7
Net income	195.4
Net income attributable to obligor group	195.4
____________________________________
(a)    Includes intercompany revenues generated from non-guarantor subsidiaries of $2,338.4 million.

    The following tables present summarized financial information of AGCO International GmbH, after elimination of intercompany transactions and balances within the Guarantors and equity in the earnings from and investments in any non-guarantor subsidiary.

Balance Sheet Information

(in millions)	As of June 30, 2025	As of December 31, 2024
Current assets(a)	$3,891.0	$3,136.1
Noncurrent assets(b)	391.3	991.0
Current liabilities(c)	3,026.4	2,650.4
Noncurrent liabilities(d)	1,684.7	1,815.9
____________________________________
(a)    Includes amounts due from non-guarantor subsidiaries of $2,313.2 million and $1,895.5 million as of June 30, 2025 and December 31, 2024, respectively.
(b)    Includes amounts due from non-guarantor subsidiaries of $102.5 million and $729.0 million as of June 30, 2025 and December 31, 2024, respectively.
(c)    Includes amounts due to non-guarantor subsidiaries of $2,066.0 million and $1,863.9 million as of June 30, 2025 and December 31, 2024, respectively.
(d)    Includes amounts due to non-guarantor subsidiaries of $1,561.3 million and $1,706.5 million as of June 30, 2025 and December 31, 2024, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Statement of Operations Information

(in millions)	Six Months Ended June 30, 2025
Revenues(a)	$2,801.2
Income from Operations	352.8
Net income	142.9
Net income attributable to obligor group	142.9
____________________________________
(a)    Includes intercompany revenues generated from non-guarantor subsidiaries of $2,186.2 million.

    Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions. The cash received from receivables sold under these accounts receivable sales agreements that remain outstanding as of June 30, 2025 and December 31, 2024 was approximately $2.0 billion and $2.3 billion, respectively.

    In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. The cash received from trade receivables sold under factoring arrangements that remain outstanding as of June 30, 2025 and December 31, 2024 was approximately $254.2 million and $220.5 million, respectively.

    In order to efficiently manage our liquidity, we generally pay vendors in accordance with negotiated terms. To enable vendors to obtain payment in advance of our payment due dates to them, we have established programs in certain markets with financial institutions under which the vendors have the option to be paid by the financial institutions earlier than the payment due dates. Should we not be able to negotiate extended payment terms with our vendors, or should financial institutions no longer be willing to participate in early payment programs with us, we would expect to have sufficient liquidity to timely pay our vendors without any material impact on us or our financial position. As of June 30, 2025 and December 31, 2024, the amount outstanding that remains unpaid to the banks or other intermediaries associated with these programs totaled $40.1 million and $50.6 million, respectively. Refer to Note 8 of our Condensed Consolidated Financial Statements for further discussion.

Cash Flows

    Cash flows provided by operating activities were approximately $153.5 million for the first six months of 2025 compared to cash flows used in operating activities of approximately $134.5 million for the same period in 2024. Cash provided by operating activities during the six months ended June 30, 2025 was driven by changes in working capital primarily related to a decrease in inventories and accounts and notes receivable, net.

    Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had approximately $1,824.8 million in working capital at June 30, 2025 as compared to $1,312.0 million at December 31, 2024. Inventories as of June 30, 2025 were approximately $3,096.4 million as compared to $2,731.3 million at December 31, 2024. Accounts and notes receivable, net, as of June 30, 2025 were approximately $61.7 million lower than at December 31, 2024 primarily due to timing of sales of accounts receivable under our factoring arrangements. Accounts payable and Accrued expenses as of June 30, 2025 were approximately $186.4 million higher than at December 31, 2024.

    Capital expenditures for the first six months of 2025 were approximately $90.4 million compared to $193.0 million for the same period in 2024.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Share Repurchase and Dividends

    In November 2024, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase $22.0 million of shares of its common stock. The Company received approximately 228,969 shares associated with the completion of this transaction as of December 31, 2024. In November 2023, the Company entered into an ASR agreement with a financial institution to repurchase $53.0 million of shares of its common stock. The Company received approximately 371,669 shares associated with this transaction as of December 31, 2023. In January 2024, the Company received an additional 82,883 shares upon final settlement of its November 2023 ASR agreement. All shares received under the ASR agreement were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2025, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $35.0 million, which has no expiration date. We did not purchase any shares directly or enter into any accelerated share repurchase agreements during the three and six months ended June 30, 2025. On July 9, 2025, the Company's Board of Directors authorized a new share repurchase program authorizing the Company to repurchase up to $1.0 billion of the Company's common stock, which has no expiration date. During the three months ended June 30, 2025 and 2024, the Company declared and paid cash dividends of $0.29 and $2.79 per common share, respectively. During the six months ended June 30, 2025 and 2024, the Company declared and paid cash dividends of $0.58 and $3.08 per common share, respectively. The Company paid a special variable dividend of $2.50 per common share during the second quarter of 2024. On July 9, 2025, the Company's Board of Directors declared a regular quarterly dividend of $0.29 per common share to be paid on September 15, 2025, to all stockholders of record as of the close of business on August 15, 2025.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

    We are party to a number of commitments and other financial arrangements, which may include off-balance sheet arrangements. At June 30, 2025, we had outstanding guarantees issued to our Argentine finance joint venture, AGCO Capital, of approximately $67.4 million. In addition, we had accrued approximately $13.5 million of outstanding guarantees of residual values that may be owed to our finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantee is approximately $216.9 million.

    We sell certain accounts receivable under factoring arrangements to our finance joint ventures and to financial institutions around the world. We account for the sale of such receivables as off balance sheet transactions. Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. As of June 30, 2025 and December 31, 2024, these finance joint ventures had approximately $94.3 million and $139.2 million, respectively, of outstanding accounts receivable associated with these arrangements. The total finance portfolio in our finance joint ventures was approximately $15.0 billion and $14.5 billion as of June 30, 2025 and December 31, 2024, respectively. The total finance portfolio as of June 30, 2025 and December 31, 2024 included approximately $12.5 billion and $11.3 billion, respectively, of retail receivables and $2.5 billion and $3.2 billion, respectively, of wholesale receivables from AGCO dealers.

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

OUTLOOK

    Global industry demand for farm equipment, driven by farm income, is expected to be moderately lower during 2025 in most major markets compared to 2024. Our net sales are expected to moderately decrease in 2025 compared to 2024, resulting from lower sales volumes partially offset by pricing, favorable currency translation and sales mix. Operating margins will reflect the impact of lower net sales, lower production volumes, partially offset by increased cost controls and flat engineering expenses.

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

    The recent announcements of significant trade policy and tariff actions by the U.S. government, including but not limited to tariffs on imported steel and aluminum products, multiple tariffs on certain imports from China, tariffs on certain imports from Canada and Mexico, announced trade deal between the United States and European Union of baseline tariffs on certain imports from the European Union, and baseline tariffs on most imports from most other countries, are creating significant uncertainty and potential risks for our business. These announcements in some cases were followed by delays and changes in implementation, and the ultimate tariff structures are unclear at the current time. Depending upon which countries are impacted, increases in tariffs can increase both the costs of the inputs that we use in manufacturing products and increase the after-tariff sales prices of the products that we sell. The impacts of the tariffs may be partially mitigated as a majority of our sales and manufacturing takes place outside the United States. Additionally, these tariffs will increase the cost of certain raw materials and components, impacting our cost of goods sold. While we are actively exploring opportunities to mitigate these increased costs, there can be no guarantee that we will be able to fully offset the impact of these tariffs. Furthermore, the imposition of retaliatory tariffs from other countries on our exported products could negatively affect our sales and marketplace access in those countries. Moreover, the uncertainty of the tariff changes and any future trade policy changes has adversely impacted, and is expected to continue to adversely impact, our sales.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk Management

    For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024. As of the second quarter of 2025, there has been no material changes in our exposure to market risks.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2025, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended June 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

    There were no purchases of our common stock made by or on behalf of us during the three months ended June 30, 2025.

ITEM 5.    OTHER INFORMATION

    During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6.    EXHIBITS
(Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*). The Company is not filing, under Item 4, instruments defining the rights of holders of long-term debt where the debt does not exceed 10% of the Company’s total assets. The Company agrees to furnish copies of those instruments to the Commission upon request.)

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation
10.1	Amendment No. 2 to the Amended and Restated Letter Agreement, dated as of April 23, 2025, by and between AGCO Corporation and Tractors and Farm Equipment Limited	April 24, 2025, Form 8-K, Exhibit 10.1
10.2	Amendment No. 3 to the Amended and Restated Letter Agreement, dated as of June 25, 2025, by and between AGCO Corporation and Tractors and Farm Equipment Limited	July 1, 2025, Form 8-K, Exhibit 10.1
10.3	Amendment No. 4 to the Amended and Restated Letter Agreement, dated as of July 7, 2025, by and between AGCO Corporation and Tractors and Farm Equipment Limited	July 8, 2025, Form 8-K, Exhibit 10.1
10.4
Arbitrations Settlement Agreement, dated as of June 30, 2025, by and between AGCO Corporation, AGCO International GmbH, Tractors and Farm Equipment Limited and TAFE International Traktör ve Tarim Ekipmani Sanayi ve Ticaret Limited Sirketi
July 1, 2025, Form 8-K, Exhibit 10.2
10.5	India Litigation Settlement Agreement, dated as of June 30, 2025, by and amongst Tractors and Farm Equipment Limited, AGCO Corporation and the other parties thereto	July 1, 2025, Form 8-K, Exhibit 10.3
10.6	Intellectual Property Agreement, dated as of June 30, 2025, by and amongst Tractors and Farm Equipment Limited, Massey Ferguson Corp., AGCO Corporation, AGCO International GmbH, and AGCO Limited	July 1, 2025, Form 8-K, Exhibit 10.4
10.7	Buyback Agreement, dated as of June 30, 2025, by and amongst Tractors and Farm Equipment Limited and AGCO Holding B.V. and Trust Properties Development Company Private Limited	July 1, 2025, Form 8-K, Exhibit 10.5
10.8	Cooperation Agreement, dated as of June 30, 2025, by and among AGCO Corporation and Tractors and Farm Equipment Limited	July 1, 2025, Form 8-K, Exhibit 10.6
10.9	Third Amendment to 2022 Credit Agreement dated as of May 22, 2025	Filed herewith
19.1	AGCO Corporation Insider Trading Policy Amended as of April 24, 2025	Filed herewith
22.1	List of Subsidiary Guarantors	Filed herewith
31.1	Certification of Eric P. Hansotia	Filed herewith
31.2	Certification of Damon Audia	Filed herewith
32.1	Certification of Eric P. Hansotia and Damon Audia	Furnished herewith
101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, are formatted in Inline XBRL:
(i) Condensed Consolidated Balance Sheets;
(ii) Condensed Consolidated Statements of Operations;
(iii) Condensed Consolidated Statements of Comprehensive Income (Loss);
(iv) Condensed Consolidated Statements of Cash Flows; and
(v) Notes to Condensed Consolidated Financial Statements
Filed herewith
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 is formatted in Inline XBRL	Filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO Corporation

Date:	July 31, 2025	By:	/s/ Damon Audia
Damon Audia Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Indira Agarwal
Indira Agarwal Vice President, Chief Accounting Officer (Principal Accounting Officer)