Form 10-Q
period 2025-09-30
AGCO CORP /DE
filed 2025-10-31
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 27, 2025, there were 74,623,566 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AGCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$884.1	$612.7
Accounts and notes receivable, net	1,220.9	1,267.4
Inventories, net	3,081.1	2,731.3
Other current assets	535.6	526.6
Total current assets	5,721.7	5,138.0
Property, plant and equipment, net	1,977.4	1,818.6
Right-of-use lease assets	169.0	168.9
Investments in affiliates	597.3	519.6
Deferred tax assets	898.3	561.0
Other assets	512.2	435.2
Intangible assets, net	689.8	728.9
Goodwill	1,901.2	1,820.4
Total assets	$12,466.9	$11,190.6
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings due within one year	$109.2	$415.2
Accounts payable	986.7	813.0
Accrued expenses	2,410.2	2,469.6
Other current liabilities	122.0	128.2
Total current liabilities	3,628.1	3,826.0
Long-term debt, less current portion and debt issuance costs	2,734.4	2,233.3
Operating lease liabilities	123.4	127.5
Pension and postretirement health care benefits	163.1	155.6
Deferred tax liabilities	143.7	125.0
Other noncurrent liabilities	882.1	680.3
Total liabilities	7,674.8	7,147.7
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	301.3	300.1
Stockholders’ Equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2025 and 2024	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 74,623,113 and 74,420,952 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	0.7	0.7
Additional paid-in capital	16.0	—
Retained earnings	6,206.7	5,645.0
Accumulated other comprehensive loss	(1,732.6)	(1,902.9)
Total stockholders’ equity	4,490.8	3,742.8
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$12,466.9	$11,190.6
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended September 30,
	2025	2024
Net sales	$2,476.3	$2,599.3
Cost of goods sold	1,829.8	1,996.2
Gross profit	646.5	603.1
Operating expenses:
Selling, general and administrative expenses	340.8	344.3
Engineering expenses	123.0	121.3
Amortization of intangibles	23.0	8.8
Impairment charges	(0.6)	0.2
Restructuring and business optimization expenses	8.7	10.5
Loss on sale of business	—	3.2
Income from operations	151.6	114.8
Interest expense, net	15.5	33.9
Other expense (income), net	(208.4)	52.3
Income before income taxes and equity in net earnings of affiliates	344.5	28.6
Income tax provision	48.8	11.9
Income before equity in net earnings of affiliates	295.7	16.7
Equity in net earnings of affiliates	7.0	12.2
Net income	302.7	28.9
Net loss attributable to noncontrolling interests	3.0	1.1
Net income attributable to AGCO Corporation	$305.7	$30.0
Net income per common share attributable to AGCO Corporation:
Basic	$4.10	$0.40
Diluted	$4.09	$0.40
Cash dividends declared and paid per common share	$0.29	$0.29
Weighted average number of common and common equivalent shares outstanding:
Basic	74.6	74.6
Diluted	74.7	74.7
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Nine Months Ended September 30,
	2025	2024
Net sales	$7,161.8	$8,774.6
Cost of goods sold	5,336.1	6,564.2
Gross profit	1,825.7	2,210.4
Operating expenses:
Selling, general and administrative expenses	993.0	1,074.5
Engineering expenses	356.8	390.0
Amortization of intangibles	54.0	54.4
Impairment charges	7.3	5.3
Restructuring and business optimization expenses	37.3	41.7
Loss on sale of business	12.3	497.8
Income from operations	365.0	146.7
Interest expense, net	51.8	65.7
Other expense (income), net	(127.2)	168.4
Income (loss) before income taxes and equity in net earnings of affiliates	440.4	(87.4)
Income tax provision (benefit)	(154.7)	122.6
Income (loss) before equity in net earnings of affiliates	595.1	(210.0)
Equity in net earnings of affiliates	30.7	38.0
Net income (loss)	625.8	(172.0)
Net loss attributable to noncontrolling interests	5.2	2.9
Net income (loss) attributable to AGCO Corporation	$631.0	$(169.1)
Net income (loss) per common share attributable to AGCO Corporation:
Basic	$8.46	$(2.27)
Diluted	$8.45	$(2.27)
Cash dividends declared and paid per common share	$0.87	$3.37
Weighted average number of common and common equivalent shares outstanding:
Basic	74.6	74.6
Diluted	74.7	74.7
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in millions)

	Three Months Ended September 30,
	2025	2024
Net income	$302.7	$28.9
Other comprehensive income (loss):
Foreign currency translation adjustments	34.0	81.0
Defined pension and postretirement benefit plans, net of tax	2.1	2.0
Deferred gains and losses on derivatives, net of tax	(3.9)	1.6
Other comprehensive income	32.2	84.6
Comprehensive income	334.9	113.5
Comprehensive loss attributable to noncontrolling interests	3.0	—
Comprehensive income attributable to AGCO Corporation	$337.9	$113.5

	Nine Months Ended September 30,
	2025	2024
Net income (loss)	$625.8	$(172.0)
Other comprehensive income (loss):
Foreign currency translation adjustments	174.4	(107.1)
Defined pension and postretirement benefit plans, net of tax	6.0	5.6
Deferred gains and losses on derivatives, net of tax	(3.7)	6.5
Other comprehensive income (loss)	176.7	(95.0)
Comprehensive income (loss)	802.5	(267.0)
Comprehensive loss (income) attributable to noncontrolling interests	(1.2)	2.8
Comprehensive income (loss) attributable to AGCO Corporation	$801.3	$(264.2)

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$625.8	$(172.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	187.3	189.4
Amortization of intangibles	54.0	54.4
Stock compensation expense	25.0	21.3
Impairment charges	7.3	5.3
Loss on sale of business	12.3	497.8
Gain on sale of investment in affiliate	(251.9)	—
Equity in net earnings of affiliates, net of cash received	(30.0)	(37.3)
Deferred income tax benefit	(348.8)	(30.7)
Other	23.4	24.9
Changes in operating assets and liabilities:
Accounts and notes receivable, net	81.1	(102.4)
Inventories, net	(113.4)	(221.1)
Other current and noncurrent assets	(29.2)	(79.7)
Accounts payable	98.6	(77.4)
Accrued expenses	(241.4)	(286.2)
Other current and noncurrent liabilities	124.4	105.7
Total adjustments	(401.3)	64.0
Net cash provided by (used in) operating activities	224.5	(108.0)
Cash flows from investing activities:
Purchases of property, plant and equipment	(159.3)	(279.3)
Proceeds from sale of property, plant and equipment	1.7	1.8
Purchase of businesses, net of cash acquired	—	(1,902.2)
Proceeds from sale of business	(12.3)	—
Sale of (investments in) unconsolidated affiliates, net	258.8	(1.6)
Other	(7.7)	(0.2)
Net cash provided by (used in) investing activities	81.2	(2,181.5)
Cash flows from financing activities:
Proceeds from indebtedness	481.6	2,624.6
Repayments of indebtedness	(458.0)	(2.3)
Payment of dividends to stockholders	(64.9)	(251.5)
Payment of minimum tax withholdings on stock compensation	(11.4)	(11.9)
Payment of debt issuance costs	—	(15.7)
Investments by noncontrolling interests, net	—	8.1
Net cash provided by (used in) financing activities	(52.7)	2,351.3
Effects of exchange rate changes on cash, cash equivalents and restricted cash	18.4	(14.7)
Increase in cash, cash equivalents and restricted cash	271.4	47.1
Cash, cash equivalents and restricted cash, beginning of period	612.7	595.5
Cash, cash equivalents and restricted cash, end of period(1)	$884.1	$642.6
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

    The Company has a wholly-owned subsidiary in Turkey that distributes agricultural equipment and replacement parts. On the basis of available data related to inflation indices and as a result of the devaluation of the Turkish lira relative to the United States dollar, the Turkish economy was determined to be highly inflationary during 2022. A highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. For subsidiaries operating in highly inflationary economies, the United States dollar is the functional currency. Remeasurement adjustments for financial statements in highly inflationary economies and other transactional exchange gains and losses are reported in “Other expense (income), net” within the Company's Condensed Consolidated Statements of Operations. For the nine months ended and as of September 30, 2025, the Company's wholly-owned subsidiary in Turkey had net sales of approximately $199.8 million and total assets of approximately 6.0 billion Turkish lira (or approximately $145.2 million). The monetary assets and liabilities denominated in the Turkish lira were approximately 4.5 billion Turkish lira (or approximately $107.6 million) and approximately 3.7 billion Turkish lira (or approximately $87.9 million), respectively, as of September 30, 2025. The monetary assets and liabilities were remeasured into United States dollars based on exchange rates as of September 30, 2025.

    The Company has a wholly-owned subsidiary in Argentina that assembles and distributes agricultural equipment and replacement parts. In recent years, the Argentine government has substantially limited the ability of companies to transfer funds out of Argentina. Argentina's economy was determined to be highly inflationary during 2018. In December 2023, the central bank of Argentina adjusted the official foreign currency exchange rate for the Argentine peso, significantly devaluing the currency relative to the United States dollar. For the nine months ended and as of September 30, 2025, the Company's wholly-owned subsidiary in Argentina had net sales of approximately $147.3 million and total assets of approximately 351.3 billion pesos (or approximately $259.9 million). The monetary assets of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 128.0 billion pesos (or approximately $94.7 million), inclusive of approximately 74.6 billion pesos (or approximately $55.2 million) in cash and cash equivalents, as of September 30, 2025. The monetary liabilities of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 29.5 billion pesos (or approximately $21.8 million) as of September 30, 2025. The monetary assets and liabilities were remeasured into United States dollar based on exchange rates as of September 30, 2025. The Company's finance joint venture in Argentina, AGCO Capital Argentina S.A. (“AGCO Capital”), had net monetary assets denominated in pesos at the official government rate of approximately 5.9 billion pesos (or approximately $4.3 million) as of September 30, 2025. All gains and losses resulting from AGCO Capital's remeasurement of its monetary assets and liabilities are reported in “Equity in net earnings of affiliates” within the Company's Condensed Consolidated Statements of Operations.

New Accounting Pronouncements to be Adopted

    In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis and the Company is evaluating the option to apply the standard retrospectively. The Company plans to adopt this standard as of December 31, 2025 and it will impact only our disclosures, with no impact to our financial condition or results of operations.

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

    The Company accounted for the Joint Venture transaction as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recorded at their acquisition date fair value. The Company allocated the purchase price of the acquisition to identified assets acquired, liabilities assumed, and noncontrolling interests based on their estimated fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The Company calculated the fair value of the assets acquired using the income, market or cost approach (or a combination thereof). Fair values of certain assets were determined based on Level 3 inputs, including estimated future cash flows, discount rates, royalty rates, growth rates and sales projections, all of which require significant management judgment and are susceptible to change. The goodwill consists of expected future economic benefits that will arise from expected future product sales, operating efficiencies and sales channel synergies that may result from the Joint Venture. The Company has deducted the portion of the goodwill balance allocated to the U.S. business for tax purposes, whereas the goodwill allocated to the Joint Venture’s investments in foreign subsidiaries, primarily in Germany and France, was not deductible for tax purposes. The goodwill arising from the Joint Venture has been assigned to four new reporting units within our North America, South America, Europe/Middle East and Asia/Pacific/Africa operating segments.

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
	$624.6
____________________________________
(1)    Based on available information and certain assumptions that we believe were reasonable.

    The following unaudited pro forma financial information presents the consolidated results of operations as if the OneAg acquisition had occurred on January 1, 2023. OneAg's pre-acquisition results have been added to the Company's historical results. The pro forma results (in millions) contained in the table below include adjustments for (i) the elimination of sales between the Company and OneAg, (ii) amortization of acquired intangible assets (iii) interest expense and amortization of debt issuance costs related to borrowings under the Senior Notes due 2027 and 2034 and term loan facility and (iv) transaction-related costs as if these had been incurred on January 1, 2023 for the period ending September 30, 2024.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Unaudited Consolidated Pro Forma Results
Net sales	$2,599.3	$8,858.0
Net income (loss) attributable to AGCO Corporation	30.6	(167.4)

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

4.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

    The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. The cash received from receivables sold under these accounts receivable sales agreements that remain outstanding as of September 30, 2025 and December 31, 2024 was approximately $2.0 billion and $2.3 billion, respectively.

    Under the terms of the accounts receivable sales agreements in the U.S., Canada, Europe and Brazil, the Company pays an annual fee related to the servicing of the receivables sold. The Company also pays the respective AGCO Finance entities a subsidized interest payment with respect to the accounts receivable sales agreements, calculated based upon the interest rate charged by Rabobank to its affiliate, and such affiliate then lends to the AGCO Finance entities plus an agreed-upon margin. These fees are reflected within losses on the sales of receivables included within “Other expense (income), net” in the Company’s Condensed Consolidated Statements of Operations. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements and determined that receivables sold under these agreements should be accounted for as off-balance sheet transactions.

    In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The cash received from trade receivables sold under factoring arrangements that remain outstanding as of September 30, 2025 and December 31, 2024 was approximately $252.7 million and $220.5 million, respectively. Under these arrangements, the Company is required to continue to service the sold receivables at market rates. The Company does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

agreements and determined that receivables sold under these agreements should be accounted for as off-balance sheet transactions.

    Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense (income), net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $21.9 million and $60.6 million during the three and nine months ended September 30, 2025, respectively. Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense (income), net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $28.4 million and $92.2 million during the three and nine months ended September 30, 2024, respectively.

    The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. As of September 30, 2025 and December 31, 2024, these finance joint ventures had approximately $87.1 million and $139.2 million, respectively, of outstanding accounts receivable associated with these arrangements.

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

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill during the nine months ended September 30, 2025 are summarized as follows (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Balance as of December 31, 2024	$742.8	$94.9	$962.3	$20.4	$1,820.4
Foreign currency translation	1.0	10.4	69.4	—	80.8
Balance as of September 30, 2025	$743.8	$105.3	$1,031.7	$20.4	$1,901.2

    Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1st each year.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Changes in the carrying amount of acquired intangible assets during the nine months ended September 30, 2025 are summarized as follows (in millions):

Gross carrying amounts:	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Other	Total
Balance as of December 31, 2024	$75.1	$179.1	$604.7	$50.9	$909.8
Impairment charge	(1.6)	—	(0.6)	—	(2.2)
Foreign currency translation	2.1	12.7	16.8	0.2	31.8
Balance as of September 30, 2025	$75.6	$191.8	$620.9	$51.1	$939.4

Accumulated amortization:	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Other	Total
Balance as of December 31, 2024	$45.6	$109.6	$95.0	$14.9	$265.1
Amortization expense	3.1	5.3	41.7	3.9	54.0
Impairment charge	(1.2)	—	(0.4)	—	(1.6)
Foreign currency translation	2.0	10.8	7.0	0.1	19.9
Balance as of September 30, 2025	$49.5	$125.7	$143.3	$18.9	$337.4

Indefinite-lived intangible assets:	Trademarks and Trade Names
Balance as of December 31, 2024	$83.8
Foreign currency translation	4.0
Balance as of September 30, 2025	$87.8

    The Company amortizes certain acquired identifiable intangible assets primarily on a straight-line basis over their estimated useful lives, which range from three to 50 years. External-use software, net, developed by the Company and marketed externally, was approximately $0.4 million as of December 31, 2024 and classified within “Intangible assets, net.”

6.    INVENTORIES

    Inventories, net at September 30, 2025 and December 31, 2024, were as follows (in millions):

	September 30, 2025	December 31, 2024
Finished goods	$1,263.8	$1,187.9
Repair and replacement parts	841.2	754.6
Work in process	255.0	170.0
Raw materials	721.1	618.8
Inventories, net	$3,081.1	$2,731.3

    At September 30, 2025 and December 31, 2024, the Company had recorded $272.0 million and $251.1 million respectively, as a reserve for surplus and obsolete inventories. These reserves are reflected within “Inventories, net” within the Company's Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

7.    PRODUCT WARRANTY

    The warranty reserve activity for the three and nine months ended September 30, 2025 and 2024, including deferred revenue associated with the Company's extended warranties that have been sold, was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$801.0	$774.6	$743.0	$800.8
Acquisitions	—	—	—	4.1
Accruals for warranties issued	119.4	106.8	299.5	292.7
Settlements made and deferred revenue recognized	(111.1)	(116.2)	(307.2)	(291.8)
Reclassified to held for sale(1)	—	(0.3)	—	(11.9)
Foreign currency translation	1.1	27.9	75.1	(1.1)
Balance at September 30	$810.4	$792.8	$810.4	$792.8
____________________________________
(1)    Reclassification resulting from the Company's classification of the majority of the Grain & Protein (“G&P”) business as held for sale as of June 30, 2024. The Company divested the majority of its G&P business on November 1, 2024. Refer to Note 3 for additional information.

    The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. The Company's extended warranty period for the majority of products ranges from three to five years. Revenue is recognized for the extended warranty contracts on a straight-line basis, which the Company believes approximates the cost expected to be incurred in satisfying the obligations, over the extended warranty period. Approximately $623.8 million, $598.7 million and $645.2 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2025, December 31, 2024 and September 30, 2024, respectively. Approximately $186.6 million, $144.3 million and $147.6 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2025, December 31, 2024 and September 30, 2024, respectively.

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

8.    SUPPLIER FINANCE PROGRAMS

    The Company has supplier financing arrangements with certain banks or other intermediaries whereby a bank or intermediary purchases receivables held by the Company’s suppliers. Under the program, suppliers have the option to be paid by the bank or intermediary earlier than the payment due date. When the supplier receives an early payment, they receive discounted amounts, and the Company pays the bank or intermediary the face amount of the invoice on the payment due date. The Company does not reimburse suppliers for any costs incurred for participation in the program. The Company and its suppliers agree on the contractual terms, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the supplier finance programs. The suppliers’ voluntary inclusion in the supplier financing programs has no bearing on the Company’s payment terms. The Company has no economic interest in a supplier’s decision to participate in the programs, and the Company has no direct financial relationship with the banks or other intermediaries as it relates to the supplier finance programs. As of September 30, 2025, payment terms with the majority of the Company’s suppliers are 30 to 180 days, which correspond to the contractual terms, with rates that are based on market rates (such as SOFR) plus a credit spread. There are no assets pledged as security under the programs. As of September 30, 2025 and December 31, 2024, the amounts outstanding that remain unpaid to the banks or other intermediaries totaled $34.3 million and $50.6 million, respectively, and are reflected in “Accounts payable” in the Company’s Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

9.    INDEBTEDNESS

    Long-term debt consisted of the following at September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025	December 31, 2024
Credit Facility, expires 2027	$350.0	$—
5.450% Senior notes due 2027	400.0	400.0
5.800% Senior notes due 2034	700.0	700.0
0.800% Senior notes due 2028	704.0	622.7
1.002% EIB Senior term loan due 2025	—	259.5
EIB Senior term loan due 2029	293.3	259.5
EIB Senior term loan due 2030	199.5	176.4
Senior term loans due between 2025 and 2028	98.0	152.0
Debt issuance costs	(10.4)	(12.0)
	2,734.4	2,558.1

Less:
1.002% EIB Senior term loan due 2025	—	(259.5)
Senior term loans due 2025	—	(65.3)
Total long-term indebtedness	$2,734.4	$2,233.3

Credit Facility

    The Company has a credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“Credit Facility”) that matures on December 19, 2027. In May 2025, the Company amended the Credit Facility with respect to the net leverage ratio financial covenant requirements for the remainder of 2025 and in the event of a future material acquisition. As of September 30, 2025, the Company had $350.0 million in outstanding borrowings under the revolving credit facility and had the ability to borrow $900.0 million.

Uncommitted Credit Facility

    The Company has an uncommitted revolving credit facility that allows the Company to borrow up to €200.0 million (or approximately $234.7 million as of September 30, 2025). The credit facility expires on December 31, 2026. As of September 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under the revolving credit facility.

1.002% European Investment Bank (“EIB”) Senior Term Loan due 2025

    On January 24, 2025, the Company repaid €250.0 million (or approximately $262.3 million) upon maturity of the EIB Senior term loan due 2025.

Senior Term Loans due between 2025 and 2028

    In August 2025, the Company repaid €63.0 million (or approximately $72.8 million) upon maturity of the Senior term loans due 2025.

Other Short-Term Borrowings

    As of September 30, 2025 and December 31, 2024, the Company had short-term borrowings due within one year, excluding the current portion of long-term debt, of approximately $109.2 million and $90.4 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Standby Letters of Credit and Similar Instruments

    The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At September 30, 2025 and December 31, 2024, outstanding letters of credit totaled approximately $13.6 million and $13.2 million, respectively.

10.    RESTRUCTURING AND BUSINESS OPTIMIZATION EXPENSES

Restructuring Expenses

    On June 24, 2024, the Company announced a restructuring program (the “Program”) in response to increased weakening demand in the agriculture industry. The Company estimates that it will incur charges for one-time termination benefits of approximately $150.0 million to $200.0 million in connection with the initial phase of the Program, primarily consisting of cash charges related to severance payments, employees benefits and related costs. The Company incurred the majority of charges in 2024 and expects to incur the remaining charges in 2025.

    Restructuring expenses activity, which relates to severance and other related costs, during the three and nine months ended September 30, 2025, is summarized as follows (in millions):

Balance as of December 31, 2024	$136.2
First quarter 2025 provision, net of reversals	(0.8)
First quarter 2025 cash activity	(30.3)
Foreign currency translation	4.4
Balance as of March 31, 2025	$109.5
Second quarter 2025 provision, net of reversals	2.5
Second quarter 2025 cash activity	(39.4)
Foreign currency translation	7.3
Balance as of June 30, 2025	$79.9
Third quarter 2025 provision, net of reversals	4.2
Third quarter 2025 cash activity	(30.8)
Foreign currency translation	—
Balance as of September 30, 2025	$53.3

    Approximately $41.6 million and $125.2 million of restructuring expenses are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively. Approximately $11.7 million and $11.0 million of restructuring expenses are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively.

Business Optimization Expenses

    Business optimization expenses primarily relate to professional services costs incurred as part of the restructuring program aimed at reducing structural costs, enhancing global efficiencies by changing the Company’s operating model for certain corporate and back-office functions. During the three and nine months ended September 30, 2025, the Company recognized approximately $4.5 million and $31.4 million, respectively, of business optimization expenses.

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

    The Company designates certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was approximately $168.7 million and $356.7 million as of September 30, 2025 and December 31, 2024, respectively.

Steel Commodity Contracts

    The Company designates certain steel commodity contracts as cash flow hedges of expected future purchases of steel. The Company did not have any derivatives that were designated as cash flow hedges related to steel commodity contracts as of September 30, 2025 and December 31, 2024, respectively.

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

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended September 30, 2025 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated derivative net gains as of June 30, 2025	$11.5	$2.4	$9.1
Net changes in fair value of derivatives
Foreign currency contracts(1)	(1.4)	(0.2)	(1.2)
Total	(1.4)	(0.2)	(1.2)
Net gains reclassified from accumulated other comprehensive loss into income
Foreign currency contracts(1)	(3.2)	(0.6)	(2.6)
Treasury rate locks	(0.2)	(0.1)	(0.1)
Total	(3.4)	(0.7)	(2.7)
Accumulated derivative net gains as of September 30, 2025	$6.7	$1.5	$5.2
____________________________________
(1)    The outstanding contracts as of September 30, 2025 range in maturity through December 2025.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    As of September 30, 2025, approximately $0.7 million of realized derivative net gains, before taxes, remain in accumulated other comprehensive loss related to foreign currency contracts associated with inventory that had not yet been sold.

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended September 30, 2024 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated derivative net gains as of June 30, 2024	$6.8	$2.7	$4.1
Net changes in fair value of derivatives
Foreign currency contracts	(0.1)	0.2	(0.3)
Total	(0.1)	0.2	(0.3)
Net losses (gains) reclassified from accumulated other comprehensive loss into income
Foreign currency contracts	2.2	0.3	1.9
Commodity contracts	0.1	—	0.1
Treasury rate locks	(0.2)	(0.1)	(0.1)
Total	2.1	0.2	1.9
Accumulated derivative net gains as of September 30, 2024	$8.8	$3.1	$5.7

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the nine months ended September 30, 2025 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated derivative net gains as of December 31, 2024	$11.7	$2.8	$8.9
Net changes in fair value of derivatives
Foreign currency contracts(1)	2.5	0.6	1.9
Total	2.5	0.6	1.9
Net gains reclassified from accumulated other comprehensive loss into income
Foreign currency contracts(1)	(6.9)	(1.7)	(5.2)
Treasury rate locks	(0.6)	(0.2)	(0.4)
Total	(7.5)	(1.9)	(5.6)
Accumulated derivative net gains as of September 30, 2025	$6.7	$1.5	$5.2
____________________________________
(1)    The outstanding contracts as of September 30, 2025 range in maturity through December 2025.

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the nine months ended September 30, 2024 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated derivative net losses as of December 31, 2023	$(1.3)	$(0.5)	$(0.8)
Net changes in fair value of derivatives
Foreign currency contracts	(4.0)	1.0	(5.0)
Commodity contracts	(0.3)	—	(0.3)
Treasury rate locks	8.2	2.1	6.1
Total	3.9	3.1	0.8
Net losses (gains) reclassified from accumulated other comprehensive loss into income
Foreign currency contracts	6.4	0.7	5.7
Commodity contracts	0.3	—	0.3
Treasury rate locks	(0.5)	(0.2)	(0.3)
Total	6.2	0.5	5.7
Accumulated derivative net gains as of September 30, 2024	$8.8	$3.1	$5.7

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

    On November 4, 2024, the Company entered into new $600.0 million cross currency swap contracts comprising a $200.0 million tranche for three years tenor, $200.0 million tranche for five years tenor and $200.0 million tranche for seven years tenor as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap contracts have an expiration date of November 6, 2027, November 6, 2029 and November 6, 2031, respectively. At maturity of the cross currency swap contracts, the Company is expected to deliver the notional amount of approximately €385.5 million (or approximately $452.3 million as of September 30, 2025) and Fr.155.5 million (or approximately $195.1 million as of September 30, 2025), respectively, and receive $600.0 million from the counterparties. The Company receives quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swap.

    The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	September 30, 2025	December 31, 2024
Cross currency swap contracts	$600.0	$600.0

    The following table summarizes the changes in the fair value of the cross currency swap contracts designated as a net investment hedge during the three months and nine months ended September 30, 2025 and 2024 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income for the Three Months Ended			Gain (Loss) Recognized in Other Comprehensive Income (Loss) for the Nine Months Ended
	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
September 30, 2025	$0.7	$0.2	$0.5	$(58.6)	$(15.1)	$(43.5)
September 30, 2024	(7.1)	(1.8)	(5.3)	1.0	0.2	0.8

Derivative Transactions Not Designated as Hedging Instruments

    The Company enters into foreign currency contracts to economically hedge a portion of its receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts are classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of September 30, 2025 and December 31, 2024, the Company had outstanding foreign currency contracts with a notional amount of approximately $2,608.9 million and $3,231.2 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the results on net income (loss) of derivatives not designated as hedging instruments (in millions):

		Gain (Loss) Recognized in Net Income for the Three Months Ended		Gain (Loss) Recognized in Net Income (Loss) for the Nine Months Ended
	Classification of Gain (Loss)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Foreign currency contracts	Other expense (income), net	$(11.6)	$17.1	$32.3	$(24.7)

    The table below sets forth the fair value of derivative instruments as of September 30, 2025 (in millions):

	Asset Derivatives as of September 30, 2025		Liability Derivatives as of September 30, 2025
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$2.6	Other current liabilities	$2.2
Cross currency swap contracts	Other noncurrent assets	—	Other noncurrent liabilities	42.4
Derivative instruments not designated as hedging instruments:
Foreign currency contracts(1)	Other current assets	1.9	Other current liabilities	6.3
Total derivative instruments		$4.5		$50.9
____________________________________
(1)    The outstanding contracts as of September 30, 2025 range in maturity through November 2025.

    The table below sets forth the fair value of derivative instruments as of December 31, 2024 (in millions):

	Asset Derivatives as of December 31, 2024		Liability Derivatives as of December 31, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$3.7	Other current liabilities	$1.6
Commodity contracts	Other current assets	—	Other current liabilities	—
Cross currency swap contracts	Other noncurrent assets	16.2	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	26.1	Other current liabilities	12.6
Total derivative instruments		$46.0		$14.2

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.    STOCKHOLDERS’ EQUITY

    The following tables set forth changes in redeemable noncontrolling interests and stockholders’ equity attributed to AGCO Corporation and to noncontrolling interests for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, June 30, 2025	$304.3	$0.7	$10.0	$5,922.6	$(1,764.8)	$4,168.5
Stock compensation	—	—	7.2	—	—	7.2
Issuance of stock awards	—	—	(1.1)	—	—	(1.1)
SSARs exercised	—	—	(0.1)	—	—	(0.1)
Comprehensive income:
Net income (loss)	(3.0)	—	—	305.7	—	305.7
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	34.0	34.0
Defined pension and postretirement benefit plans, net of tax	—	—	—	—	2.1	2.1
Deferred gains and losses on derivatives, net of tax	—	—	—	—	(3.9)	(3.9)
Payment of dividends to stockholders	—	—	—	(21.6)	—	(21.6)
Balance, September 30, 2025	$301.3	$0.7	$16.0	$6,206.7	$(1,732.6)	$4,490.8

	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2024	$300.1	$0.7	$—	$5,645.0	$(1,902.9)	$3,742.8
Stock compensation	—	—	23.0	—	—	23.0
Issuance of stock awards	—	—	(6.9)	(4.4)	—	(11.3)
SSARs exercised	—	—	(0.1)	—	—	(0.1)
Comprehensive income:
Net income (loss)	(5.2)	—	—	631.0	—	631.0
Other comprehensive income (loss):
Foreign currency translation adjustments	6.4	—	—	—	168.0	168.0
Defined pension and postretirement benefit plans, net of tax	—	—	—	—	6.0	6.0
Deferred gains and losses on derivatives, net of tax	—	—	—	—	(3.7)	(3.7)
Payment of dividends to stockholders	—	—	—	(64.9)	—	(64.9)
Balance, September 30, 2025	$301.3	$0.7	$16.0	$6,206.7	$(1,732.6)	$4,490.8

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, June 30, 2024	$504.7	$0.7	$9.2	$5,930.6	$(1,886.7)	$0.1	$4,053.9
Stock compensation	—	—	3.8	—	—	—	3.8
Issuance of stock awards	—	—	(0.6)	(0.1)	—	—	(0.7)
Sale of minority interest	—	—	—	—	—	(0.1)	(0.1)
Comprehensive income:
Net income (loss)	(1.1)	—	—	30.0	—	—	30.0
Other comprehensive income:
Foreign currency translation adjustments	1.1	—	—	—	79.9	—	79.9
Defined pension and postretirement benefit plans, net of tax	—	—	—	—	2.0	—	2.0
Deferred gains and losses on derivatives, net of tax	—	—	—	—	1.6	—	1.6
Payment of dividends to stockholders	—	—	—	(21.6)	—	—	(21.6)
Redeemable noncontrolling interests measurement period adjustment (Note 2)	(167.2)	—	—	—	—	—	—
Balance, September 30, 2024	$337.5	$0.7	$12.4	$5,938.9	$(1,803.2)	$—	$4,148.8

	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2023	$—	$0.7	$4.1	$6,360.0	$(1,708.1)	$0.1	$4,656.8
Stock compensation	—	—	18.6	—	—	—	18.6
Issuance of stock awards	—	—	(13.3)	(0.5)	—	—	(13.8)
SSARs exercised	—	—	(0.1)	—	—	—	(0.1)
Sale of minority interest	—	—	—	—	—	(0.1)	(0.1)
Comprehensive loss:
Net loss	(2.9)	—	—	(169.1)	—	—	(169.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	0.1	—	—	—	(107.2)	—	(107.2)
Defined pension and postretirement benefit plans, net of tax	—	—	—	—	5.6	—	5.6
Deferred gains and losses on derivatives, net of tax	—	—	—	—	6.5	—	6.5
Payment of dividends to stockholders	—	—	—	(251.5)	—	—	(251.5)
Equity transaction associated with JCA noncontrolling interest (Note 2)	—	—	3.1	—	—	—	3.1
Initial fair value of redeemable noncontrolling interests (Note 2)	332.2	—	—	—	—	—	—
Investment by redeemable noncontrolling interest (Note 2)	8.1	—	—	—	—	—	—
Balance, September 30, 2024	$337.5	$0.7	$12.4	$5,938.9	$(1,803.2)	$—	$4,148.8

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation for the nine months ended September 30, 2025 (in millions):

	Defined Pension and Postretirement Benefit Plans	Deferred Gains and Losses on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2024	$(218.8)	$8.9	$(1,693.0)	$(1,902.9)
Other comprehensive income before reclassifications	—	1.9	168.0	169.9
Net losses (gains) reclassified from accumulated other comprehensive loss	6.0	(5.6)	—	0.4
Other comprehensive income	6.0	(3.7)	168.0	170.3
Accumulated other comprehensive loss, September 30, 2025	$(212.8)	$5.2	$(1,525.0)	$(1,732.6)

    The following tables set forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30, 2025(1)	Three Months Ended September 30, 2024(1)
Derivatives:
Net losses (gains) on foreign currency contracts	$(3.2)	$2.2	Cost of goods sold
Net losses on commodity contracts	—	0.1	Cost of goods sold
Net gains on treasury rate locks	(0.2)	(0.2)	Interest expense, net
Reclassification before tax	(3.4)	2.1
Income tax expense (benefit)	0.7	(0.2)	Income tax provision
Reclassification net of tax	$(2.7)	$1.9

Defined pension and postretirement benefit plans:
Amortization of net actuarial losses	$2.3	$2.3	Other expense (income), net(2)
Amortization of prior service cost	0.5	0.4	Other expense (income), net(2)
Reclassification before tax	2.8	2.7
Income tax benefit	(0.7)	(0.7)	Income tax provision
Reclassification net of tax	$2.1	$2.0

Net losses (gains) reclassified from accumulated other comprehensive loss	$(0.6)	$3.9
____________________________________
(1)    Losses (Gains) included within the Condensed Consolidated Statements of Operations for the three months ended September 30, 2025 and 2024, respectively.
(2)    These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. Refer to Note 15 for additional information.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Nine Months Ended September 30, 2025(1)	Nine Months Ended September 30, 2024(1)
Derivatives:
Net losses (gains) on foreign currency contracts	$(6.9)	$6.4	Cost of goods sold
Net losses on commodity contracts	—	0.3	Cost of goods sold
Net gains on treasury rate locks	(0.6)	(0.5)	Interest expense, net
Reclassification before tax	(7.5)	6.2
Income tax expense (benefit)	1.9	(0.5)	Income tax provision
Reclassification net of tax	$(5.6)	$5.7

Defined pension and postretirement benefit plans:
Amortization of net actuarial losses	$6.6	$6.7	Other expense (income), net(2)
Amortization of prior service cost	1.5	1.2	Other expense (income), net(2)
Reclassification before tax	8.1	7.9
Income tax benefit	(2.1)	(2.3)	Income tax provision
Reclassification net of tax	$6.0	$5.6

Net losses reclassified from accumulated other comprehensive loss	$0.4	$11.3
____________________________________
(1)    Losses (Gains) included within the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025 and 2024, respectively.
(2)    These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. Refer to Note 15 for additional information.

Share Repurchase Program

    In November 2024, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase $22.0 million of shares of its common stock. The Company received approximately 228,969 shares associated with the completion of this transaction as of December 31, 2024. In November 2023, the Company entered into an ASR agreement with a financial institution to repurchase $53.0 million of shares of its common stock. The Company received approximately 371,669 shares associated with this transaction as of December 31, 2023. In January 2024, the Company received an additional 82,883 shares upon final settlement of its November 2023 ASR agreement. All shares received under the ASR agreement were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2025, the Company did not purchase any shares directly or enter into any accelerated share repurchase agreements.

    On July 9, 2025, the Company's Board of Directors authorized a new share repurchase program authorizing the Company to repurchase up to $1.0 billion of the Company's common stock, which has no expiration date. As of September 30, 2025, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $1,035.0 million, which has no expiration date.

Dividends

    During the three months ended September 30, 2025 and 2024, the Company declared and paid cash dividends of $0.29 and $0.29 per common share, respectively. During the nine months ended September 30, 2025 and 2024, the Company declared

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

and paid cash dividends of $0.87 and $3.37 per common share, respectively. The Company paid a special variable dividend of $2.50 per common share during the second quarter of 2024. On October 23, 2025, the Company's Board of Directors declared a regular quarterly dividend of $0.29 per common share to be paid on December 15, 2025, to all stockholders of record as of the close of business on November 14, 2025.

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

    A reconciliation of net income (loss) attributable to AGCO Corporation and weighted average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share for the three and nine months ended September 30, 2025 and 2024 is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024(1)
Basic net income (loss) per share:
Net income (loss) attributable to AGCO Corporation	$305.7	$30.0	$631.0	$(169.1)
Weighted average number of common shares outstanding	74.6	74.6	74.6	74.6
Basic net income (loss) per share attributable to AGCO Corporation	$4.10	$0.40	$8.46	$(2.27)
Diluted net income (loss) per share:
Net income (loss) attributable to AGCO Corporation	$305.7	$30.0	$631.0	$(169.1)
Weighted average number of common shares outstanding	74.6	74.6	74.6	74.6
Dilutive SSARs and RSUs	0.1	0.1	0.1	0.1
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income (loss) per share	74.7	74.7	74.7	74.7
Diluted net income (loss) per share attributable to AGCO Corporation	$4.09	$0.40	$8.45	$(2.27)
____________________________________
(1)    As the Company has reported a loss for the nine months ended September 30, 2024, all potentially dilutive securities are antidilutive, and accordingly, basic net loss per share equals diluted net loss per share.

14.    INCOME TAXES

    The income tax provision (benefit) and effective tax rate for the three and nine months ended September 30, 2025 and 2024 are set forth below (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	$	%	$	%	$	%	$	%
Income tax provision (benefit) and effective tax rate	$48.8	14.2%	$11.9	41.6%	$(154.7)	(35.1)%	$122.6	(140.3)%

    Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. During the three and nine months ended September 30, 2025, the Company’s income tax provision included a net tax benefit of $4.7 million and $259.9 million, respectively, related to a legal entity reorganization. During the nine months ended September 30, 2024, the Brazilian courts confirmed a favorable tax ruling regarding the

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

taxability of certain state value added tax incentive benefits, which allowed the Company to record a $31.7 million reduction in the provision for income taxes.

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

15.    PENSION AND POSTRETIREMENT BENEFIT PLANS

    Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three and nine months ended September 30, 2025 and 2024 are set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension benefits	2025	2024	2025	2024
Service cost	$2.0	$2.0	$5.7	$6.2
Interest cost	7.0	7.0	20.3	20.9
Expected return on plan assets	(6.7)	(7.7)	(19.5)	(23.1)
Amortization of net actuarial losses	2.3	2.3	6.7	6.7
Amortization of prior service cost	0.4	0.4	1.2	1.1
Net periodic pension cost	$5.0	$4.0	$14.4	$11.8

	Three Months Ended September 30,		Nine Months Ended September 30,
Postretirement benefits	2025	2024	2025	2024
Service cost	$—	$—	$—	$0.1
Interest cost	0.4	0.4	1.1	1.2
Amortization of net actuarial losses	—	—	(0.1)	—
Amortization of prior service cost	0.1	—	0.3	0.1
Net periodic postretirement benefit cost	$0.5	$0.4	$1.3	$1.4

    The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense (income), net” in the Company’s Condensed Consolidated Statements of Operations.

    During the nine months ended September 30, 2025, the Company made approximately $11.9 million of contributions to its defined pension benefit plans. The Company currently estimates its minimum contributions for 2025 to its defined pension benefit plans will aggregate to approximately $15.4 million.

    During the nine months ended September 30, 2025, the Company made approximately $1.3 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.7 million of contributions to its postretirement health care and life insurance benefit plans during 2025.

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

    Assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 are summarized below (in millions):

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$4.5	$—	$4.5
Derivative liabilities	—	50.9	—	50.9

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$46.0	$—	$46.0
Derivative liabilities	—	14.2	—	14.2

    The carrying amounts of long-term debt under the Company’s EIB Senior term loans due 2029 and 2030 and Senior term loans due between 2025 and 2028 approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At September 30, 2025, the estimated fair value of the Company's 0.800% Senior notes due 2028, based on listed market values, was approximately €563.7 million (or approximately $661.4 million), compared to the carrying value of €600.0 million (or approximately $704.0 million). At September 30, 2025, the estimated fair value of the Company's 5.450% senior notes due 2027, based on listed market values, was approximately $405.9 million, compared to the carrying value of $400.0 million. At September 30, 2025, the estimated fair value of the Company's 5.800% senior notes due 2034, based on listed market values, was approximately $728.1 million, compared to the carrying value of $700.0 million. Refer to Note 9 for additional information on the Company’s long-term debt.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

17.    COMMITMENTS AND CONTINGENCIES

Leases

    Lease payment amounts for operating and finance leases with remaining terms greater than one year as of September 30, 2025 and December 31, 2024 were as follows (in millions):

	September 30, 2025		December 31, 2024
	Operating Leases(1)	Finance Leases	Operating Leases(1)	Finance Leases
2025	$14.7	$0.2	$53.3	$0.7
2026	52.8	0.5	43.9	0.5
2027	37.8	0.4	29.7	0.4
2028	29.6	0.3	22.6	0.3
2029	21.2	0.3	15.2	0.2
Thereafter	46.0	6.2	42.2	5.5
Total lease payments	202.1	7.9	206.9	7.6
Less: imputed interest(2)	(30.3)	(2.0)	(34.4)	(2.0)
Present value of leased liabilities	$171.8	$5.9	$172.5	$5.6
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

Off-Balance Sheet Arrangements

Guarantees

    At September 30, 2025, the Company had outstanding guarantees issued to its Argentine finance joint venture, AGCO Capital Argentina S.A. (“AGCO Capital”), of approximately $70.3 million. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to AGCO Capital if end users default on such loans to the extent that, due to non-credit risk, the end users are not able, or not required, to pay their loans, or are required to pay in a different currency than the one agreed in their loan. The Company also has obligations to guarantee indebtedness owed to certain of its finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant. The Company believes the credit risk associated with these guarantees is not material.

    In addition, at September 30, 2025, the Company had accrued approximately $13.3 million of outstanding guarantees of residual values that may be owed to its finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under these guarantees is approximately $214.3 million.

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

    Significant changes in the balance of contract liabilities for the three and nine months ended September 30, 2025 and 2024 were as follows (in millions):

	Three Months Ended September 30,
	2025	2024
Balance at beginning of period	$377.7	$331.7
Advance consideration received	49.3	50.4
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(47.5)	(40.0)
Revenue recognized during the period related to grain storage and protein production systems	(0.1)	(4.0)
Reclassified to held for sale(1)	—	(0.4)
Foreign currency translation	(0.5)	8.9
Balance at September 30	$378.9	$346.6

	Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	$341.5	$310.7
Acquisitions	—	21.0
Advance consideration received	154.8	156.4
Revenue recognized during the period for extended warranty contracts, maintenance services and technology services	(142.3)	(117.2)
Revenue recognized during the period related to grain storage and protein production systems	(1.0)	(16.2)
Reclassified to held for sale(1)	—	(10.9)
Foreign currency translation	25.9	2.8
Balance at September 30	$378.9	$346.6
__________________________________
(1)    Reclassification resulting from the Company's classification of the majority of the G&P business as held for sale as of June 30, 2024. The Company divested the majority of its G&P business on November 1, 2024. Refer to Note 3 for additional information.

    The contract liabilities are classified as either “Accrued expenses” or “Other current liabilities” and “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2025, the Company recognized approximately $38.0 million and $124.5 million of revenue that was recorded as a contract

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

liability at the beginning of 2025. During the three and nine months ended September 30, 2024, the Company recognized approximately $35.7 million and $106.9 million of revenue that was recorded as a contract liability at the beginning of 2024.

Remaining Performance Obligations

    The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2025 are $44.4 million for the remainder of 2025, $144.4 million in 2026, $100.7 million in 2027, $51.6 million in 2028 and $29.7 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

Disaggregated Revenue

    Net sales for the three months ended September 30, 2025 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$289.2	$—	$—	$—	$289.2
Canada	70.7	—	—	—	70.7
Brazil	—	241.9	—	—	241.9
Other South America	—	77.2	—	—	77.2
Germany	—	—	408.1	—	408.1
France	—	—	304.4	—	304.4
United Kingdom and Ireland	—	—	140.6	—	140.6
Finland and Scandinavia	—	—	166.9	—	166.9
Italy	—	—	119.6	—	119.6
Other Europe	—	—	421.7	—	421.7
Middle East and Algeria	—	—	52.5	—	52.5
Africa	—	—	—	31.3	31.3
Asia	—	—	—	31.6	31.6
Australia and New Zealand	—	—	—	94.2	94.2
Mexico, Central America and Caribbean	23.1	3.3	—	—	26.4
	$383.0	$322.4	$1,613.8	$157.1	$2,476.3

Major products:
Tractors	$159.9	$217.7	$1,174.7	$98.3	$1,650.6
Replacement parts	100.8	37.3	332.1	28.3	498.5
Grain storage and protein production systems	—	—	—	—	—
Combines, application equipment and other machinery	122.3	67.4	107.0	30.5	327.2
	$383.0	$322.4	$1,613.8	$157.1	$2,476.3

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the three months ended September 30, 2024 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America(1)	South America	Europe/Middle East(1)	Asia/Pacific/Africa(1)	Total Segments	Other(2)	Consolidated
Primary geographical markets:
United States	$435.7	$—	$—	$—	$435.7	$145.0	$580.7
Canada	102.8	—	—	—	102.8	20.4	123.2
Brazil	—	250.0	—	—	250.0	20.6	270.6
Other South America	—	98.0	—	—	98.0	8.7	106.7
Germany	—	—	292.6	—	292.6	1.9	294.5
France	—	—	256.1	—	256.1	1.3	257.4
United Kingdom and Ireland	—	—	124.3	—	124.3	2.2	126.5
Finland and Scandinavia	—	—	165.9	—	165.9	2.2	168.1
Italy	—	—	67.5	—	67.5	6.8	74.3
Other Europe	—	—	299.7	—	299.7	15.7	315.4
Middle East and Algeria	—	—	59.8	—	59.8	2.1	61.9
Africa	—	—	—	25.6	25.6	3.3	28.9
Asia	—	—	—	52.9	52.9	11.9	64.8
Australia and New Zealand	—	—	—	88.4	88.4	1.3	89.7
Mexico, Central America and Caribbean	26.0	2.8	—	—	28.8	7.8	36.6
	$564.4	$350.8	$1,266.0	$166.9	$2,348.1	$251.2	$2,599.3

Major products:
Tractors	$238.4	$224.0	$842.8	$99.3	$1,404.5	$—	$1,404.5
Replacement parts	109.6	40.6	311.1	27.0	488.3	—	488.3
Grain storage and protein production systems	—	—	—	4.3	4.3	251.2	255.5
Combines, application equipment and other machinery	216.4	86.2	112.0	36.4	451.0	—	451.0
	$564.4	$350.8	$1,266.0	$166.9	$2,348.1	$251.2	$2,599.3
____________________________________
(1)    Rounding may impact summation of amounts.
(2)    “Other” represents the results for the three months ended September 30, 2024 for the majority of the Company’s G&P business which was divested on November 1, 2024. The results of the G&P business through the date of the divestiture were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the nine months ended September 30, 2025 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$884.5	$—	$—	$—	$884.5
Canada	238.8	—	—	—	238.8
Brazil	—	634.0	—	—	634.0
Other South America	—	213.7	—	—	213.7
Germany	—	—	1,167.6	—	1,167.6
France	—	—	891.6	—	891.6
United Kingdom and Ireland	—	—	392.8	—	392.8
Finland and Scandinavia	—	—	550.0	—	550.0
Italy	—	—	293.8	—	293.8
Other Europe	—	—	1,209.6	—	1,209.6
Middle East and Algeria	—	—	213.8	—	213.8
Africa	—	—	—	76.0	76.0
Asia	—	—	—	115.3	115.3
Australia and New Zealand	—	—	—	196.1	196.1
Mexico, Central America and Caribbean	76.2	8.0	—	—	84.2
	$1,199.5	$855.7	$4,719.2	$387.4	$7,161.8

Major products:
Tractors	$454.6	$561.9	$3,344.2	$242.2	$4,602.9
Replacement parts	300.3	113.7	944.3	75.2	1,433.5
Grain storage and protein production systems	—	—	—	1.1	1.1
Combines, application equipment and other machinery	444.6	180.1	430.7	68.9	1,124.3
	$1,199.5	$855.7	$4,719.2	$387.4	$7,161.8

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the nine months ended September 30, 2024 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Total Segments	Other(1)	Consolidated
Primary geographical markets:
United States	$1,389.2	$—	$—	$—	$1,389.2	$439.5	$1,828.7
Canada	318.2	—	—	—	318.2	56.8	375.0
Brazil	—	683.6	—	—	683.6	72.8	756.4
Other South America	—	248.5	—	—	248.5	18.0	266.5
Germany	—	—	1,344.9	—	1,344.9	10.2	1,355.1
France	—	—	970.5	—	970.5	5.1	975.6
United Kingdom and Ireland	—	—	390.6	—	390.6	4.6	395.2
Finland and Scandinavia	—	—	526.2	—	526.2	6.7	532.9
Italy	—	—	227.1	—	227.1	19.3	246.4
Other Europe	—	—	1,051.9	—	1,051.9	37.9	1,089.8
Middle East and Algeria	—	—	331.2	—	331.2	3.9	335.1
Africa	—	—	—	65.1	65.1	9.9	75.0
Asia	—	—	—	166.2	166.2	35.5	201.7
Australia and New Zealand	—	—	—	226.7	226.7	3.7	230.4
Mexico, Central America and Caribbean	85.3	7.6	—	—	92.9	17.9	110.8
	$1,792.7	$939.7	$4,842.4	$458.0	$8,032.8	$741.8	$8,774.6

Major products:
Tractors	$718.0	$604.1	$3,468.5	$274.0	$5,064.6	$—	$5,064.6
Replacement parts	321.3	119.3	896.0	73.4	1,410.0	—	1,410.0
Grain storage and protein production systems	—	—	—	15.0	15.0	741.8	756.8
Combines, application equipment and other machinery	753.4	216.3	477.9	95.6	1,543.2	—	1,543.2
	$1,792.7	$939.7	$4,842.4	$458.0	$8,032.8	$741.8	$8,774.6
____________________________________
(1)    “Other” represents the results for the nine months ended September 30, 2024 for the majority of the Company’s G&P business which was divested on November 1, 2024. The results of the G&P business through the date of the divestiture were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

19.    SEGMENT REPORTING

    The Company has four operating segments which are also its reportable segments which consist of the North America, South America, Europe/Middle East and Asia/Pacific/Africa regions. The Company’s reportable segments are geography based and distribute a full range of agricultural machinery and precision agriculture technology. The Company’s Chief Operating Decision Maker (“CODM”), Eric P. Hansotia, Chairman of the Board, President and Chief Executive Officer, evaluates segment performance primarily based on income from operations. The CODM utilizes income from operations to evaluate each segment’s performance including the allocation of resources. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are generally charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income (loss) from operations for one segment may not be comparable to another segment. Segment results for the three and nine months ended September 30, 2025 and 2024 and assets as of September 30, 2025 and December 31, 2024 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended September 30,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Total Segments	Other(1)	Total
2025
Net sales	$383.0	$322.4	$1,613.8	$157.1	$2,476.3	$—	$2,476.3
Cost of goods sold	302.5	259.1	1,143.9	124.3	1,829.8	—	1,829.8
Selling, general and administrative expenses	84.6	32.7	146.0	21.7	285.0	—	285.0
Engineering expenses	36.0	12.1	71.5	3.4	123.0	—	123.0
Income (loss) from operations	$(40.1)	$18.5	$252.4	$7.7	$238.5	$—	$238.5

Depreciation	$14.8	$8.5	$36.4	$3.0	$62.7	$—	$62.7
Capital expenditures	9.9	9.1	49.5	0.4	68.9	—	68.9

2024
Net sales(2)	$564.4	$350.8	$1,266.0	$166.9	$2,348.1	$251.2	$2,599.3
Cost of goods sold	426.1	272.1	974.1	135.1	1,807.4	188.8	1,996.2
Selling, general and administrative expenses	90.7	24.7	134.9	21.8	272.1	21.9	294.0
Engineering expenses	31.3	12.9	67.7	3.2	115.1	6.2	121.3
Income from operations(3)	$16.3	$41.1	$89.3	$6.8	$153.5	$34.3	$187.8

Depreciation	$15.6	$8.5	$33.2	$3.6	$60.9	$—	$60.9
Capital expenditures	9.0	9.1	64.7	0.9	83.7	2.6	86.3
____________________________________
(1)    “Other” represents the results for the three months ended September 30, 2024 for the majority of the Company’s Grain & Protein (“G&P”) business which was divested on November 1, 2024. The results of the G&P business through the date of the divestiture were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments.
(2)    Of the $251.2 million of the net sales of the divested G&P business recast to “Other”, $171.7 million, $30.8 million, $32.2 million and $16.5 million were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments, respectively.
(3)    Of the $34.3 million of the income (loss) from operations of the divested G&P business recast to “Other”, $36.4 million, $4.0 million, $(6.3) million and $0.2 million were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Nine Months Ended September 30,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Total Segments	Other(1)	Total
2025
Net sales	$1,199.5	$855.7	$4,719.2	$387.4	$7,161.8	$—	$7,161.8
Cost of goods sold	925.4	688.1	3,414.0	308.6	5,336.1	—	5,336.1
Selling, general and administrative expenses	251.8	94.8	421.3	56.1	824.0	—	824.0
Engineering expenses	104.3	28.4	215.8	8.3	356.8	—	356.8
Income (loss) from operations	$(82.0)	$44.4	$668.1	$14.4	$644.9	$—	$644.9

Depreciation	$44.0	$24.5	$110.4	$8.4	$187.3	$—	$187.3
Capital expenditures	26.5	19.7	111.1	2.0	159.3	—	159.3

2024
Net sales(2)	$1,792.7	$939.7	$4,842.4	$458.0	$8,032.8	$741.8	$8,774.6
Cost of goods sold	1,353.2	761.7	3,524.5	363.4	6,002.8	561.4	6,564.2
Selling, general and administrative expenses	256.8	78.5	418.0	59.5	812.8	80.1	892.9
Engineering expenses	101.8	40.0	219.9	8.8	370.5	19.5	390.0
Income from operations(3)	$80.9	$59.5	$680.0	$26.3	$846.7	$80.8	$927.5

Depreciation	$45.5	$26.5	$98.3	$12.2	$182.5	$6.9	$189.4
Capital expenditures	42.3	32.2	195.8	2.8	273.1	6.2	279.3

Assets
As of September 30, 2025	$1,546.7	$1,099.1	$3,126.9	$697.3	$6,470.0	$—	$6,470.0
As of December 31, 2024	1,527.9	946.9	2,841.4	697.7	6,013.9	—	6,013.9
____________________________________
(1)    “Other” represents the results for the nine months ended September 30, 2024 for the majority of the Company’s G&P business which was divested on November 1, 2024. The results of the G&P business through the date of the divestiture were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments.
(2)    Of the $741.8 million of the net sales of the divested G&P business recast to “Other”, $510.8 million, $94.2 million, $87.7 million and $49.1 million were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments, respectively.
(3)    Of the $80.8 million of the income (loss) from operations of the divested G&P business recast to “Other”, $90.9 million, $14.4 million, $(25.6) million and $1.1 million were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    A reconciliation from the segment information to the consolidated balances for income from operations is set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment income from operations	$238.5	$153.5	$644.9	$846.7
Other(1)	—	34.3	—	80.8
Impairment charges	0.6	(0.2)	(7.3)	(5.3)
Loss on sale of business	—	(3.2)	(12.3)	(497.8)
Corporate expenses	(48.9)	(45.3)	(144.7)	(161.2)
Amortization of intangibles	(23.0)	(8.8)	(54.0)	(54.4)
Stock compensation expense	(6.9)	(5.0)	(24.3)	(20.4)
Restructuring and business optimization expenses	(8.7)	(10.5)	(37.3)	(41.7)
Consolidated income from operations	$151.6	$114.8	$365.0	$146.7
____________________________________
(1)    “Other” represents the results for the three and nine months ended September 30, 2024 for the majority of the Company’s G&P business which was divested on November 1, 2024. The results of the G&P business through the date of the divestiture were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments.

20.    RELATED PARTY TRANSACTIONS

    As of June 30, 2025 the Company entered into several agreements with Tractors and Farm Equipment Limited (“TAFE”), including the ones described further below among others, to resolve all outstanding disputes and other matters related to the commercial relationship between AGCO and TAFE as well as TAFE's shareholding in AGCO, ownership and use of the Massey Ferguson brand in India and certain other countries, and other key governance issues between the parties. Specifically as it relates to AGCO's shareholding in TAFE, the Company and TAFE entered into a Buyback Agreement (the “Buyback Agreement”) pursuant to which TAFE will repurchase the Company’s remaining shareholdings in TAFE for an aggregate amount of $260 million. On September 30, 2025, AGCO completed the sale to TAFE of AGCO’s ownership interest in TAFE for an aggregate amount of $260 million, with after-tax proceeds from the sale totaling approximately $230 million and recorded a gain of $251.9 million on the sale of the investment in affiliate within “Other expense (income), net” in the Company’s Condensed Consolidated Statements of Operations. As part of the sale process, the substantive provisions of the agreements AGCO entered into with TAFE on June 30, 2025 became effective, and the Amended and Restated Letter Agreement between AGCO and TAFE dated April 24, 2019, as most recently amended on July 7, 2025, expired.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Buyback Agreement

    On June 30, 2025, the Company and TAFE entered into a Buyback Agreement (the “Buyback Agreement”) pursuant to which TAFE will repurchase the Company’s remaining shareholdings in TAFE for an aggregate amount of $260 million. As discussed above, AGCO completed the sale to TAFE of AGCO's ownership interest in TAFE on September 30, 2025.

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

    The recent announcements of significant trade policy and tariff actions by the U.S. government, including but not limited to tariffs on imported steel and aluminum products, tariffs on certain imports from China, tariffs on certain imports from Canada and Mexico, announced trade deal between the United States and European Union of baseline tariffs on certain imports from the European Union, and baseline tariffs on most imports from most other countries, continue to create significant uncertainty and potential risks for our business. These announcements in some cases were followed by delays and changes in implementation, and the ultimate tariff structures are unclear at the current time. Depending on the countries affected, increases in tariffs have raised the costs of inputs used in manufacturing our products, which in turn has impacted our cost of goods sold. Additionally, higher tariffs may lead to increased after-tariff sales prices for the products we sell. The impacts of the tariffs may be partially mitigated as a majority of our sales and manufacturing takes place outside the United States. While we are actively exploring opportunities to mitigate these increased costs, there can be no guarantee that we will be able to fully offset the impact of these tariffs. Furthermore, the imposition of retaliatory tariffs from other countries on our exported products could negatively affect our sales and marketplace access in those countries. Moreover, the uncertainty of the tariff changes and any future trade policy changes has adversely impacted, and is expected to continue to adversely impact, our sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
RESULTS OF OPERATIONS

Financial Highlights

    The following tables set forth the percentage relationship to net sales of certain items included in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended September 30,
	2025		2024
	$	% of Net Sales(1)	$	% of Net Sales(1)
Net sales	$2,476.3	100.0%	$2,599.3	100.0%
Cost of goods sold	1,829.8	73.9	1,996.2	76.8
Gross profit	646.5	26.1	603.1	23.2
Selling, general and administrative expenses	340.8	13.8	344.3	13.2
Engineering expenses	123.0	5.0	121.3	4.7
Amortization of intangibles	23.0	0.9	8.8	0.3
Impairment charges	(0.6)	—	0.2	—
Restructuring and business optimization expenses	8.7	0.4	10.5	0.4
Loss on sale of business	—	—	3.2	0.1
Income from operations	151.6	6.1	114.8	4.4
Interest expense, net	15.5	0.6	33.9	1.3
Other expense (income), net	(208.4)	(8.4)	52.3	2.0
Income before income taxes and equity in net earnings of affiliates	344.5	13.9	28.6	1.1
Income tax provision	48.8	2.0	11.9	0.5
Income before equity in net earnings of affiliates	295.7	11.9	16.7	0.6
Equity in net earnings of affiliates	7.0	0.3	12.2	0.5
Net income	302.7	12.2	28.9	1.1
Net loss attributable to noncontrolling interests	3.0	0.1	1.1	—
Net income attributable to AGCO Corporation	$305.7	12.3%	$30.0	1.2%
___________________________________
(1)    Rounding may impact summation of amounts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

	Nine Months Ended September 30,
	2025		2024
	$	% of Net Sales(1)	$	% of Net Sales(1)
Net sales	$7,161.8	100.0%	$8,774.6	100.0%
Cost of goods sold	5,336.1	74.5	6,564.2	74.8
Gross profit	1,825.7	25.5	2,210.4	25.2
Selling, general and administrative expenses	993.0	13.9	1,074.5	12.2
Engineering expenses	356.8	5.0	390.0	4.4
Amortization of intangibles	54.0	0.8	54.4	0.6
Impairment charges	7.3	0.1	5.3	0.1
Restructuring and business optimization expenses	37.3	0.5	41.7	0.5
Loss on sale of business	12.3	0.2	497.8	5.7
Income from operations	365.0	5.1	146.7	1.7
Interest expense, net	51.8	0.7	65.7	0.7
Other expense (income), net	(127.2)	(1.8)	168.4	1.9
Income (loss) before income taxes and equity in net earnings of affiliates	440.4	6.1	(87.4)	(1.0)
Income tax provision (benefit)	(154.7)	(2.2)	122.6	1.4
Income (loss) before equity in net earnings of affiliates	595.1	8.3	(210.0)	(2.4)
Equity in net earnings of affiliates	30.7	0.4	38.0	0.4
Net income (loss)	625.8	8.7	(172.0)	(2.0)
Net loss attributable to noncontrolling interests	5.2	0.1	2.9	—
Net income (loss) attributable to AGCO Corporation	$631.0	8.8%	$(169.1)	(1.9)%
___________________________________
(1)    Rounding may impact summation of amounts.

    Net income attributable to AGCO Corporation for the three months ended September 30, 2025, was $305.7 million, or $4.09 per diluted share, compared to $30.0 million or $0.40 per diluted share, for the three months ended September 30, 2024. Net income (loss) attributable to AGCO Corporation for the nine months ended September 30, 2025, was $631.0 million, or $8.45 per diluted share, compared to $(169.1) million or $(2.27) per diluted share, for the nine months ended September 30, 2024.

    Net sales during the three months ended September 30, 2025 were approximately $2,476.3 million, or 4.7% lower than the three months ended September 30, 2024, primarily due to lower sales volumes resulting from softer industry sales reflecting lower end market demand in the North America, South America and Asia/Pacific/Africa regions and the divestiture of the majority of the Company's G&P business on November 1, 2024, partially offset by higher sales volumes in the Europe/Middle East region and favorable currency impacts. Income from operations was $151.6 million for the three months ended September 30, 2025 compared to $114.8 million in the three months ended September 30, 2024. The increase in income from operations during 2025 was primarily the result of higher sales and production volumes in the Europe/Middle East region, decreases in restructuring and business optimization expenses and selling, general and administrative expenses (“SG&A expenses”) primarily related to lower compensation and transaction costs, partially offset by higher amortization expense. Additionally, as of June 30, 2024, the Company classified its G&P business as held for sale and recorded a loss of $3.2 million during the three months ended September 30, 2024.

    Net sales during the nine months ended September 30, 2025 were approximately $7,161.8 million, or 18.4% lower than the nine months ended September 30, 2024, primarily due to lower sales volumes resulting from softer industry sales reflecting lower end market demand and the divestiture of the majority of the Company's G&P business on November 1, 2024, partially offset by favorable currency impacts. Income from operations was $365.0 million for the nine months ended

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
September 30, 2025 compared to $146.7 million in the nine months ended September 30, 2024. As of June 30, 2024, the Company classified its G&P business as held for sale and recorded a loss of $497.8 million during the nine months ended September 30, 2024. Additionally, the increase in income from operations during 2025 was the result of decreases in engineering expenses and SG&A expenses primarily related to lower compensation and transaction costs, partially offset by lower sales and production volumes reflecting weak industry conditions.

    We estimate that worldwide average price increases (decreases) were approximately 1.4% and (1.2)% for the three months ended September 30, 2025 and 2024, respectively, and 0.4% and (0.8)% for the nine months ended September 30, 2025 and 2024, respectively. Consolidated net sales of tractors and combines, which comprised approximately 68.6% and 67.0% of our net sales for the three and nine months ended September 30, 2025, increased (decreased) approximately 13.5% and (10.6)% compared to the same periods in 2024. Unit sales of tractors and combines increased (decreased) approximately 6.2% and (6.7)% during the three and nine months ended September 30, 2025 compared to the same periods in 2024. The primary driver of the change in unit sales was due to changes in end market demand. The difference between the unit sales change and the change in net sales was primarily the result of sales mix changes and foreign currency translation.

    Overall, global production hours, excluding hours related to the Company's G&P business which was divested on November 1, 2024, increased (decreased) approximately 5.9% and (16.6)% during the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, reflecting our response to end market demand and extended plant shutdowns in the Europe/Middle East region in the third quarter of 2024.

Results of Operations

    Gross profit as a percentage of net sales increased during the three and nine months ended September 30, 2025 compared to the same periods in 2024, primarily due to lower manufacturing costs.

    SG&A expenses, as a percentage of net sales, were higher during the three and nine months ended September 30, 2025 compared to the same periods in 2024 as net sales decreased at a faster rate than SG&A expenses. The absolute level of SG&A expenses decreased during the three and nine months ended September 30, 2025 due to lower compensation costs and lower transaction costs related to the divestiture of the majority of the Company's G&P business and the PTx Trimble joint venture transaction. We recorded $6.9 million and $24.3 million of stock compensation expense within SG&A expenses during the three and nine months ended September 30, 2025, respectively, compared to $5.0 million and $20.4 million during the same periods in 2024.

    Engineering expenses, as a percentage of net sales, were higher during the three and nine months ended September 30, 2025 compared to the same periods in 2024 as net sales decreased at a faster rate than engineering expenses. The absolute value of engineering expenses were flat during the three months ended September 30, 2025. The absolute value of engineering expenses decreased during the nine months ended September 30, 2025 primarily due to lower investment, partially offset by increased engineering expenses related to the PTx Trimble joint venture.

    We recorded impairment charges of $(0.6) million and $7.3 million during the three and nine months ended September 30, 2025, respectively, compared to $0.2 million and $5.3 million recorded during the three and nine months ended September 30, 2024, related to the impairment of certain other assets.

    We recorded restructuring and business optimization expenses of $8.7 million and $37.3 million during the three and nine months ended September 30, 2025, respectively, compared to $10.5 million and $41.7 million during the same periods in 2024. On June 24, 2024, the Company announced a restructuring program (the “Program”) in response to increased weakening demand in the agriculture industry. The Company estimates that it will incur charges for one-time termination benefits of approximately $150.0 million to $200.0 million in connection with the initial phase of the Program, primarily consisting of cash charges related to severance payments, employees benefits and related costs. The Company incurred the majority of charges in 2024 and expects to incur the remaining charges in 2025. The restructuring expenses recorded during the three and nine months ended September 30, 2025 and 2024 primarily related to severance, business optimization and other related costs associated with the Company's Program. Refer to Note 10 of our Condensed Consolidated Financial Statements for further information.

    We recorded a loss on sale of business of $12.3 million during the nine months ended September 30, 2025 related to the finalization of the preliminary working capital and other adjustments related to the sale of the majority of the Company's G&P business. As of June 30, 2024, the Company classified its G&P business as held for sale and recorded a loss of

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
$3.2 million and $497.8 million during the three and nine months ended September 30, 2024, respectively. Refer to Note 3 of our Condensed Consolidated Financial Statements for further information.

    Interest expense, net was $15.5 million for the three months ended September 30, 2025, compared to $33.9 million for the comparable period in 2024, resulting primarily from a decrease in interest expense resulting from the Company's repayment of the Term Loan Facility on November 1, 2024. Interest expense, net was $51.8 million for the nine months ended September 30, 2025, compared to $65.7 million for the comparable period in 2024, resulting primarily from a decrease in interest expense resulting from the Company's repayment of the Term Loan Facility on November 1, 2024, partially offset by lower interest income. Refer to “Liquidity and Capital Resources” for further information on our available funding.

    Other expense (income), net was $(208.4) million and $(127.2) million for the three and nine months ended September 30, 2025, respectively, compared to $52.3 million and $168.4 million for the comparable periods in 2024. During the three and nine months ended September 30, 2025, the Company recorded a gain of $251.9 million on the sale of an investment in affiliate related to the sale of the Company’s ownership interest in Tractors and Farm Equipment Limited (“TAFE”) within “Other expense (income), net.” Refer to Note 20 of our Condensed Consolidated Financial Statements for further information. Foreign currency exchange losses were approximately $18.4 million and $60.6 million, respectively, for the three and nine months ended September 30, 2025, compared to $24.7 million and $74.3 million for the comparable periods in 2024. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in “Other expense (income), net,” were approximately $21.9 million and $60.6 million, respectively, for the three and nine months ended September 30, 2025, compared to $28.4 million and $92.2 million for the comparable periods in 2024. During the nine months ended September 30, 2024, the Company recorded the final business interruption insurance recovery related to the 2022 cyber attack of $5.0 million.

    We recorded an income tax provision (benefit) of $48.8 million and $(154.7) million for the three and nine months ended September 30, 2025, respectively, compared to $11.9 million and $122.6 million for the three and nine months ended September 30, 2024. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. During the three and nine months ended September 30, 2025, the Company’s income tax provision included a net tax benefit of $4.7 million and $259.9 million, respectively, related to a legal entity reorganization. Based on a favorable tax ruling in Brazil regarding the taxability of certain state value added tax incentive benefits, the Company recorded a $31.7 million reduction in the provision for income taxes during the nine months ended September 30, 2024.

    Equity in net earnings of affiliates, which is primarily comprised of income from our AGCO Finance joint ventures, was $7.0 million and $30.7 million for the three months and nine ended September 30, 2025, respectively, compared to $12.2 million and $38.0 million for the three and nine months ended September 30, 2024.

    The Company recorded a net loss attributable to noncontrolling interests of $3.0 million and $5.2 million during the three and nine months ended September 30, 2025, respectively, compared to $1.1 million and $2.9 million recorded during the three and nine months ended September 30, 2024. The net loss primarily relates to the noncontrolling interests of the PTx Trimble joint venture held by Trimble, which owns a 15% interest in the joint venture.

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

    The following tables set forth, for the three and nine months ended September 30, 2025, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended September 30,		Change		Change Due to Currency Translation
	2025	2024	$	%	$	%
Europe/Middle East	$1,613.8	$1,266.0	$347.8	27.5%	$91.0	7.2%
North America	383.0	564.4	(181.4)	(32.1)%	(0.5)	—%
South America	322.4	350.8	(28.4)	(8.1)%	5.0	1.4%
Asia/Pacific/Africa	157.1	166.9	(9.8)	(5.9)%	(1.2)	(0.7)%
Total Segments	2,476.3	2,348.1	128.2	5.5%	94.3	4.1%
Other(1)	—	251.2	(251.2)	(100.0)%	—	—%
	$2,476.3	$2,599.3	$(123.0)	(4.7)%	$94.3	3.7%
__________________________________
(1)    “Other” represents the results for the three months ended September 30, 2024 for the majority of the Company’s Grain & Protein (“G&P”) business which was divested on November 1, 2024. The results of the G&P business through the date of the divestiture were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

	Nine Months Ended September 30,		Change		Change Due to Currency Translation
	2025	2024	$	%	$	%
Europe/Middle East	$4,719.2	$4,842.4	$(123.2)	(2.5)%	$152.3	3.1%
North America	1,199.5	1,792.7	(593.2)	(33.1)%	(14.5)	(0.8)%
South America	855.7	939.7	(84.0)	(8.9)%	(45.6)	(4.9)%
Asia/Pacific/Africa	387.4	458.0	(70.6)	(15.4)%	(3.3)	(0.7)%
Total Segments	7,161.8	8,032.8	(871.0)	(10.8)%	88.9	1.1%
Other(1)	—	741.8	(741.8)	(100.0)%	—	—%
	$7,161.8	$8,774.6	$(1,612.8)	(18.4)%	$88.9	1.0%
__________________________________
(1)    “Other” represents the results for the nine months ended September 30, 2024 for the majority of the Company’s G&P business which was divested on November 1, 2024. The results of the G&P business through the date of the divestiture were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments.

EME

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024	$	2025	2024	$
Net sales	$1,613.8	$1,266.0	$347.8	$4,719.2	$4,842.4	$(123.2)
Income from operations	252.4	89.3	163.1	668.1	680.0	(11.9)

    Net sales in EME increased in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to sales volume increases, most significantly in high-horsepower tractors and mid-range tractors and favorable foreign currency translation. Income from operations increased by $163.1 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 as a result of higher sales and production volumes.

    Net sales in EME decreased in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to sales volume declines, most significantly in high-horsepower tractors and combines, partially offset by favorable foreign currency translation. Income from operations decreased by $11.9 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 as a result of lower sales and production volumes and higher warranty costs.

North America

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024	$	2025	2024	$
Net sales	$383.0	$564.4	$(181.4)	$1,199.5	$1,792.7	$(593.2)
Income (loss) from operations	(40.1)	16.3	(56.4)	(82.0)	80.9	(162.9)

    Net sales in North America decreased in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to sales volume declines, most significantly in high-horsepower tractors, sprayers and combines. Income (loss) from operations decreased by $56.4 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 as a result of lower sales and production volumes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    Net sales in North America decreased in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to sales volume declines, most significantly in high-horsepower tractors, sprayers and hay tools. Income (loss) from operations decreased by $162.9 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 as a result of lower sales and production volumes.

South America

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024	$	2025	2024	$
Net sales	$322.4	$350.8	$(28.4)	$855.7	$939.7	$(84.0)
Income from operations	18.5	41.1	(22.6)	44.4	59.5	(15.1)

    Net sales decreased in South America in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to sales declines, most significantly in tractors and implements, and negative pricing impacts. Income from operations decreased $22.6 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, as a result of lower sales and production volumes and negative pricing impacts.

    Net sales decreased in South America in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to sales declines, most significantly in tractors and implements, negative pricing impacts and unfavorable foreign currency translation. Income from operations decreased $15.1 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, as a result of lower sales and negative pricing impacts, partially offset by lower manufacturing costs.

APA

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024	$	2025	2024	$
Net sales	$157.1	$166.9	$(9.8)	$387.4	$458.0	$(70.6)
Income from operations	7.7	6.8	0.9	14.4	26.3	(11.9)

    Net sales decreased in APA in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to sales volume declines, most significantly in hay tools. Income from operations increased $0.9 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to lower manufacturing costs, partially offset by lower sales volume.

    Net sales decreased in APA in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to sales volume declines, most significantly in high-horsepower tractors, hay tools and sprayers. Income from operations decreased $11.9 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to lower sales and production volumes.

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

September 30, 2025(1)
Credit facility, expires 2027	$350.0
5.450% Senior notes due 2027	400.0
5.800% Senior notes due 2034	700.0
0.800% Senior notes due 2028	704.0
EIB Senior term loan due 2029	293.3
EIB Senior term loan due 2030	199.5
Senior term loans due between 2025 and 2028	98.0
____________________________________
(1)    The amounts above are gross of debt issuance costs of an aggregate amount of approximately $10.4 million.

    The Company has a credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“Credit Facility”) that matures on December 19, 2027. In May 2025, the Company amended the Credit Facility with respect to the net leverage ratio financial covenant requirements for the remainder of 2025 and in the event of a future material acquisition. As of September 30, 2025, the Company had $350.0 million in outstanding borrowings under the revolving credit facility and had the ability to borrow $900.0 million.

    In addition, the Company has an uncommitted revolving credit facility that allows the Company to borrow up to €200.0 million (or approximately $234.7 million as of September 30, 2025). The credit facility expires on December 31, 2026. As of September 30, 2025, the Company had no outstanding borrowings under the revolving credit facility.

    The Company had redeemable noncontrolling interests of $301.3 million as of September 30, 2025 resulting from the PTx Trimble joint venture transaction, which may require the use of cash in certain instances, beginning in 2027. Refer to Note 2 of our Condensed Consolidated Financial Statements for further information.

    The Company is in compliance with the financial covenants contained in these facilities and expects to continue to maintain such compliance. Should we ever encounter difficulties, our historical relationship with our lenders has been strong, and we anticipate their continued long-term support of our business.

    Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness, excluding short-term borrowings due within one year, and stockholders’ equity, was 37.8% and 40.6% at September 30, 2025 and December 31, 2024, respectively.

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

Balance Sheet Information

(in millions)	As of September 30, 2025	As of December 31, 2024
Current assets(a)	$4,661.9	$4,143.4
Noncurrent assets(b)	1,580.7	1,910.6
Current liabilities(c)	3,578.2	3,802.8
Noncurrent liabilities(d)	4,614.1	4,214.5
____________________________________
(a)    Includes amounts due from non-guarantor subsidiaries of $2,509.8 million and $2,189.6 million as of September 30, 2025 and December 31, 2024, respectively.
(b)    Includes amounts due from non-guarantor subsidiaries of $107.3 million and $729.0 million as of September 30, 2025 and December 31, 2024, respectively.
(c)    Includes amounts due to non-guarantor subsidiaries of $2,000.1 million and $1,972.8 million as of September 30, 2025 and December 31, 2024, respectively.
(d)    Includes amounts due to non-guarantor subsidiaries of $1,557.2 million and $1,706.5 million as of September 30, 2025 and December 31, 2024, respectively.

Statement of Operations Information

(in millions)	Nine Months Ended September 30, 2025
Revenues(a)	$5,167.4
Income from Operations	260.3
Net income	191.2
Net income attributable to obligor group	191.2
____________________________________
(a)    Includes intercompany revenues generated from non-guarantor subsidiaries of $3,554.3 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    The following tables present summarized financial information of AGCO International GmbH, after elimination of intercompany transactions and balances within the Guarantors and equity in the earnings from and investments in any non-guarantor subsidiary.

Balance Sheet Information

(in millions)	As of September 30, 2025	As of December 31, 2024
Current assets(a)	$3,508.6	$3,136.1
Noncurrent assets(b)	379.6	991.0
Current liabilities(c)	2,701.6	2,650.4
Noncurrent liabilities(d)	1,682.3	1,815.9
____________________________________
(a)    Includes amounts due from non-guarantor subsidiaries of $2,127.5 million and $1,895.5 million as of September 30, 2025 and December 31, 2024, respectively.
(b)    Includes amounts due from non-guarantor subsidiaries of $102.7 million and $729.0 million as of September 30, 2025 and December 31, 2024, respectively.
(c)    Includes amounts due to non-guarantor subsidiaries of $1,848.6 million and $1,863.9 million as of September 30, 2025 and December 31, 2024, respectively.
(d)    Includes amounts due to non-guarantor subsidiaries of $1,557.2 million and $1,706.5 million as of September 30, 2025 and December 31, 2024, respectively.

Statement of Operations Information

(in millions)	Nine Months Ended September 30, 2025
Revenues(a)	$4,273.0
Income from Operations	538.2
Net income	205.0
Net income attributable to obligor group	205.0
____________________________________
(a)    Includes intercompany revenues generated from non-guarantor subsidiaries of $3,336.9 million.

    Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions. The cash received from receivables sold under these accounts receivable sales agreements that remain outstanding as of September 30, 2025 and December 31, 2024 was approximately $2.0 billion and $2.3 billion, respectively.

    In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. The cash received from trade receivables sold under factoring arrangements that remain outstanding as of September 30, 2025 and December 31, 2024 was approximately $252.7 million and $220.5 million, respectively.

    In order to efficiently manage our liquidity, we generally pay vendors in accordance with negotiated terms. To enable vendors to obtain payment in advance of our payment due dates to them, we have established programs in certain markets with financial institutions under which the vendors have the option to be paid by the financial institutions earlier than the payment due dates. Should we not be able to negotiate extended payment terms with our vendors, or should financial institutions no longer be willing to participate in early payment programs with us, we would expect to have sufficient liquidity to timely pay our vendors without any material impact on us or our financial position. As of September 30, 2025 and December 31, 2024, the amount outstanding that remains unpaid to the banks or other intermediaries associated with these programs totaled $34.3 million and $50.6 million, respectively. Refer to Note 8 of our Condensed Consolidated Financial Statements for further discussion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Cash Flows

    Cash flows provided by operating activities were approximately $224.5 million for the first nine months of 2025 compared to cash flows used in operating activities of approximately $108.0 million for the same period in 2024. Cash provided by operating activities during the nine months ended September 30, 2025 was driven by changes in working capital.

    Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had approximately $2,093.6 million in working capital at September 30, 2025 as compared to $1,312.0 million at December 31, 2024. Inventories as of September 30, 2025 were approximately $3,081.1 million as compared to $2,731.3 million at December 31, 2024. Accounts and notes receivable, net, as of September 30, 2025 were approximately $46.5 million lower than at December 31, 2024 primarily due to timing of sales of accounts receivable under our factoring arrangements. Accounts payable and Accrued expenses as of September 30, 2025 were approximately $114.3 million higher than at December 31, 2024.

    Capital expenditures for the first nine months of 2025 were approximately $159.3 million compared to $279.3 million for the same period in 2024.

Share Repurchases and Dividends

    In November 2024, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase $22.0 million of shares of its common stock. The Company received approximately 228,969 shares associated with the completion of this transaction as of December 31, 2024. In November 2023, the Company entered into an ASR agreement with a financial institution to repurchase $53.0 million of shares of its common stock. The Company received approximately 371,669 shares associated with this transaction as of December 31, 2023. In January 2024, the Company received an additional 82,883 shares upon final settlement of its November 2023 ASR agreement. All shares received under the ASR agreement were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets. On July 9, 2025, the Company's Board of Directors authorized a new share repurchase program authorizing the Company to repurchase up to $1.0 billion of the Company's common stock, which has no expiration date. As of September 30, 2025, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $1,035.0 million, which has no expiration date. We did not purchase any shares directly or enter into any accelerated share repurchase agreements during the three and nine months ended September 30, 2025. The Company plans to initiate $300 million in share repurchases in the fourth quarter of 2025, utilizing the $230 million of after-tax proceeds from the TAFE ownership sale, under the Company's share repurchase program. During the three months ended September 30, 2025 and 2024, the Company declared and paid cash dividends of $0.29 and $0.29 per common share, respectively. During the nine months ended September 30, 2025 and 2024, the Company declared and paid cash dividends of $0.87 and $3.37 per common share, respectively. The Company paid a special variable dividend of $2.50 per common share during the second quarter of 2024. On October 23, 2025, the Company's Board of Directors declared a regular quarterly dividend of $0.29 per common share to be paid on December 15, 2025, to all stockholders of record as of the close of business on November 14, 2025.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

    We are party to a number of commitments and other financial arrangements, which may include off-balance sheet arrangements. At September 30, 2025, we had outstanding guarantees issued to our Argentine finance joint venture, AGCO Capital, of approximately $70.3 million. In addition, we had accrued approximately $13.3 million of outstanding guarantees of residual values that may be owed to our finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantee is approximately $214.3 million.

    We sell certain accounts receivable under factoring arrangements to our finance joint ventures and to financial institutions around the world. We account for the sale of such receivables as off balance sheet transactions. Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. As of September 30, 2025 and December 31, 2024, these finance joint ventures had approximately $87.1 million and $139.2 million, respectively, of outstanding accounts receivable associated with these arrangements. The total finance portfolio in our finance joint ventures was approximately $15.1 billion and $14.5 billion as of September 30, 2025 and December 31, 2024, respectively. The total finance portfolio as of September 30, 2025 and December 31, 2024 included approximately $12.7 billion and $11.3 billion, respectively, of retail receivables and $2.4 billion and $3.2 billion, respectively, of wholesale receivables from AGCO dealers.

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

    The recent announcements of significant trade policy and tariff actions by the U.S. government, including but not limited to tariffs on imported steel and aluminum products, tariffs on certain imports from China, tariffs on certain imports from Canada and Mexico, announced trade deal between the United States and European Union of baseline tariffs on certain imports from the European Union, and baseline tariffs on most imports from most other countries, continue to create significant uncertainty and potential risks for our business. These announcements in some cases were followed by delays and changes in implementation, and the ultimate tariff structures are unclear at the current time. Depending on the countries affected, increases in tariffs have raised the costs of inputs used in manufacturing our products, which in turn has impacted our cost of goods sold. Additionally, higher tariffs may lead to increased after-tariff sales prices for the products we sell. The impacts of the tariffs may be partially mitigated as a majority of our sales and manufacturing takes place outside the United States. While we are actively exploring opportunities to mitigate these increased costs, there can be no guarantee that we will be able to fully offset the impact of these tariffs. Furthermore, the imposition of retaliatory tariffs from other countries on our exported products could negatively affect our sales and marketplace access in those countries. Moreover, the uncertainty of the tariff changes and any future trade policy changes has adversely impacted, and is expected to continue to adversely impact, our sales.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk Management

    For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024. As of the third quarter of 2025, there has been no material changes in our exposure to market risks.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2025, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended September 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

    There were no purchases of our common stock made by or on behalf of us during the three months ended September 30, 2025.

ITEM 5.    OTHER INFORMATION

    During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6.    EXHIBITS
(Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*). The Company is not filing, under Item 4, instruments defining the rights of holders of long-term debt where the debt does not exceed 10% of the Company’s total assets. The Company agrees to furnish copies of those instruments to the Commission upon request.)

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation
10.1	Amendment No. 3 to the Amended and Restated Letter Agreement, dated as of June 25, 2025, by and between AGCO Corporation and Tractors and Farm Equipment Limited	July 1, 2025, Form 8-K, Exhibit 10.1
10.2	Amendment No. 4 to the Amended and Restated Letter Agreement, dated as of July 7, 2025, by and between AGCO Corporation and Tractors and Farm Equipment Limited	July 8, 2025, Form 8-K, Exhibit 10.1
10.3
Arbitrations Settlement Agreement, dated as of June 30, 2025, by and between AGCO Corporation, AGCO International GmbH, Tractors and Farm Equipment Limited and TAFE International Traktör ve Tarim Ekipmani Sanayi ve Ticaret Limited Sirketi
July 1, 2025, Form 8-K, Exhibit 10.2
10.4	India Litigation Settlement Agreement, dated as of June 30, 2025, by and amongst Tractors and Farm Equipment Limited, AGCO Corporation and the other parties thereto	July 1, 2025, Form 8-K, Exhibit 10.3
10.5	Intellectual Property Agreement, dated as of June 30, 2025, by and amongst Tractors and Farm Equipment Limited, Massey Ferguson Corp., AGCO Corporation, AGCO International GmbH, and AGCO Limited	July 1, 2025, Form 8-K, Exhibit 10.4
10.6	Buyback Agreement, dated as of June 30, 2025, by and amongst Tractors and Farm Equipment Limited and AGCO Holding B.V. and Trust Properties Development Company Private Limited	July 1, 2025, Form 8-K, Exhibit 10.5
10.7	Cooperation Agreement, dated as of June 30, 2025, by and among AGCO Corporation and Tractors and Farm Equipment Limited	July 1, 2025, Form 8-K, Exhibit 10.6
22.1	List of Subsidiary Guarantors	Filed herewith
31.1	Certification of Eric P. Hansotia	Filed herewith
31.2	Certification of Damon Audia	Filed herewith
32.1	Certification of Eric P. Hansotia and Damon Audia	Furnished herewith
101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, are formatted in Inline XBRL:
(i) Condensed Consolidated Balance Sheets;
(ii) Condensed Consolidated Statements of Operations;
(iii) Condensed Consolidated Statements of Comprehensive Income (Loss);
(iv) Condensed Consolidated Statements of Cash Flows; and
(v) Notes to Condensed Consolidated Financial Statements
Filed herewith
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 is formatted in Inline XBRL	Filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO Corporation

Date:	October 31, 2025	By:	/s/ Damon Audia
Damon Audia Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Indira Agarwal
Indira Agarwal Vice President, Chief Accounting Officer (Principal Accounting Officer)