Form 10-K
period 2025-12-31
AGCO CORP /DE
filed 2026-02-13
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of AGCO Corporation’s Common Stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2025 was approximately $6.4 billion. For this purpose, directors and officers and the entities that they control have been assumed to be affiliates. As of February 9, 2026, 72,400,559 shares of AGCO Corporation’s Common Stock were outstanding.
Documents Incorporated by Reference
Portions of AGCO Corporation’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.        Business

    AGCO Corporation was incorporated in Delaware in 1991. Unless otherwise indicated, all references in this Form 10-K to “AGCO,” “we,” “us” or the “Company” include AGCO Corporation and its subsidiaries.

General

    AGCO is a global leader in agricultural machinery and precision agriculture technologies. Driven by a Farmer-First strategy, AGCO delivers value through its differentiated leading brands, Fendt™, Massey Ferguson™, PTx™ and Valtra™. AGCO’s high-performance equipment and smart farming solutions, including brand-agnostic retrofit technologies and autonomous offerings, empower farmers to drive productivity while sustainably feeding the world. We distribute most of our products through approximately 2,800 independent dealers and distributors in approximately 140 countries. We also provide retail and wholesale financing through our finance joint ventures with Coöperatieve Rabobank U.A., which, together with its affiliates, we refer to as “Rabobank.” In 2024, we fundamentally shifted our portfolio through the PTx Trimble joint venture and the divestiture of the majority of our Grain & Protein (“G&P”) business.

Products

    The following table sets forth a description of the Company’s more significant products and their percentage of net sales:

			Percentage of Net Sales
Product		Product Description	2025	2024	2023
Tractors	•	High horsepower tractors (140 to 650 horsepower); typically used on large acreage farms, primarily for row crop production, soil cultivation, planting, land leveling, seeding and commercial hay operations	66%	61%	61%
	•	Utility or Mid-range tractors (40 to 130 horsepower); typically used on small and medium-sized farms and in specialty agricultural industries, including dairy, livestock, orchards and vineyards
	•	Compact tractors (under 40 horsepower); typically used on small farms and specialty agricultural industries, as well as for landscaping, equestrian and residential uses
Combines	•	Combines, sold with a variety of threshing technologies and complemented by a variety of crop-harvesting heads; typically used in harvesting grain crops such as corn, wheat, soybeans and rice	2%	3%	4%
Hay Tools and Forage Equipment, Planters, Implements, Precision Agriculture Solutions & Other Equipment	•	Round and rectangular balers, loader wagons, self-propelled windrowers, forage harvesters, disc mowers, spreaders, rakes, tedders, and mower conditioners; used for the harvesting and packaging of vegetative feeds used in the cattle, dairy, horse and renewable fuel industries	11%	10%	12%
	•	Planters and other planting equipment (including retrofit equipment); used to plant seeds and apply fertilizer in the field, typically used for row crops, including planting technologies that cover the areas of monitoring and measurement, liquid control and delivery, meter accuracy and seed delivery
	•
Precision agriculture solutions, encompassing retrofit, factory-fit and OEM, that work across mixed fleets, to improve farmers planting, fertilizer, pesticide and herbicide application and harvest operations across the crop cycle

	•	Implements, including disc harrows, which cut through crop residue, leveling seed beds and mixing chemicals with the soils; heavy tillage, which break up soil and mix crop residue into topsoil, with or without prior discing; field cultivators, which prepare a smooth seed bed and destroy weeds; and drills, which are primarily used for small grain seeding
	•	Other equipment, including loaders; used for a variety of tasks, including lifting and transporting hay crops
Application Equipment	•	Self-propelled, three and four wheeled vehicles and related equipment; for use in the application of liquid and dry fertilizers and crop protection chemicals both prior to planting crops (“pre-emergence”) and after crops emerge from the ground (“post-emergence”)	2%	3%	3%
Replacement Parts	•	Replacement parts for all of the products we sell, including products no longer in production. Most of our products can be economically maintained with parts and service for a period of 10 to 20 years. Our parts inventories are maintained and distributed through a network of master and regional warehouses throughout North America, South America, Europe, Africa, China and Australia in order to provide a timely response to customer demand for replacement parts	19%	16%	13%
Grain Storage and Protein Production Systems	•	Grain storage bins and related drying and handling equipment systems; seed-processing systems; swine and poultry feed storage and delivery, ventilation and watering systems; egg production systems, and broiler production equipment	—%	7%	7%

Precision Agriculture

    The PTx brand represents our precision ag portfolio. PTx combines precision ag technologies from the cornerstones of AGCO's tech stack: Precision Planting® and our joint venture, PTx Trimble, to deliver industry leading solutions across the crop cycle by creating a global-leading mixed-fleet precision agriculture platform. AGCO's PTx technologies enable farmers who use almost any brand to increase profitability and sustainability. With retrofit, factory-fit and Original Equipment Manufacturer (“OEM”) solutions that work across mixed fleets, we help transform farmers' equipment into smarter, more efficient machines. Our PTx solutions provide retrofit solutions to upgrade farmers’ existing equipment to improve their planting, fertilizer, pesticide and herbicide application and harvest operations, resulting in yield and cost optimization. These solutions are reflected in the table above. We provide telemetry-based fleet management tools, including remote monitoring and diagnostics, which help farmers improve uptime, machine and yield optimization, mixed fleet optimization and decision support, with critical data privacy choices and convenient mobile tools that offer access to data and information. These products ultimately result in improved yields or reduced waste as well as increased profitability for farmers to help enable sustainable farming. In addition, our precision agriculture solutions are based on connectivity, automation and digitalization and include satellite-based steering, field data collection, product self-adjustment and yield-mapping. PTx sells precision agriculture solutions around the crop cycle to third-party OEMs and supports our products, brands and the aftermarket with a comprehensive and customizable suite of solutions, enabling farmers to make individual, data-based decisions in order to reduce costs and maximize efficiency, yields and profitability. These technologies are developed internally or sourced from third parties and integrated into our products. In 2025, we launched FarmENGAGE, our new mixed fleet digital platform designed to deploy work plans, track fieldwork and collect test data from all machines on the farm regardless of brand. This retrofit-first solution enables AGCO equipment to seamlessly integrate with existing PTx Trimble technology while also supporting interoperability with non-AGCO fleets. In 2025, we unveiled additional Outrun autonomous solutions, a platform of retrofit autonomy technologies, for tillage and fertilization, with the tillage application currently in beta testing and the fertilization application in alpha testing. These solutions build on the Outrun autonomous grain cart solution, which is currently in production. Collectively, these offerings provide autonomous capabilities for Fendt and certain competitive machines across three of the five major stages of the crop cycle. We believe these products and related technologies are valued by farmers globally and are expected to contribute to the growth of our equipment sales and revenues.

Operational Excellence

    The Company is focused on operational efficiencies to build a more resilient business. In 2025, the Company continued the restructuring program (the “Program”) announced in 2024 in response to increased weakening demand in the agriculture industry. The Program is focused on further reducing structural costs, streamlining the Company’s workforce and enhancing global efficiencies related to changing the Company’s operating model for certain corporate and back-office functions and better leveraging technology and global centers of excellence. Additionally, we are reimagining our business operations globally with efficiency initiatives and structural changes of processes (offshore, automate, outsource).

Market Conditions

    Demand for agricultural equipment is cyclical, influenced by, among other things, farm income, farm land values and debt levels, financing costs, acreage planted, crop yields, weather conditions, the demand for agricultural commodities, commodity and protein prices, agricultural product demand and general economic conditions and government policies, tariffs and subsidies. Geopolitical factors, including inflation, tariffs and regional conflicts, continue to create volatility in the global economy, including the potential for energy shortages, employment disruptions, supply chain constraints and delays in deliveries, as well as logistics interruptions. Global industry demand for farm equipment, driven by farm income, declined in 2025 in most major markets compared to 2024. The future demand for agricultural equipment will be influenced by the factors noted above.

2025 Compared to 2024 Financial Highlights

    Net income (loss) attributable to AGCO Corporation for 2025 was $726.5 million, or $9.75 per diluted share, compared to $(424.8) million, or $(5.69) per diluted share for 2024.

    Net sales for 2025 were $10,082.0 million, or 13.5% lower than 2024, primarily due to lower sales volumes resulting from softer industry sales reflecting lower end market demand and the divestiture of the majority of the Company's G&P business on November 1, 2024, partially offset by favorable currency impacts. Income (loss) from operations was $595.7 million in 2025 compared to $(122.1) million in 2024. During 2024, we recorded a loss on sale of business of $507.3 million related to the sale of the majority of the Company's G&P business and impairment charges of $369.5 million primarily related to the impairment of goodwill. Additionally, the increase in income from operations in 2025 was primarily the result of decreases in restructuring and business optimization expenses and selling, general and administrative expenses (“SG&A expenses”) primarily related to lower compensation costs and transaction costs, partially offset by lower sales and production volumes reflecting weak industry conditions. Refer to “Financial Highlights” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional information.

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

	Independent Dealers and Distributors	Percent of Net Sales
Geographical Region	2025	2025	2024	2023
Europe	930	64%	55%	49%
North America	1,190	17%	24%	26%
South America	320	11%	11%	16%
Rest of World (1)	360	8%	10%	9%
____________________________________
(1)    Consists of countries in Africa, the Middle East, Australia and Asia.

Dealer Support and Supervision

    We believe that one of the most important criteria affecting a farmer’s decision to purchase a particular brand of equipment is the quality of the dealer who sells and services the equipment. We support our dealers in order to improve the quality of our dealer network. FarmerCore is our global initiative to deliver a next generation farmer and dealer experience built on three pillars: the on-farm mindset, smart network coverage and digital engagement. FarmerCore is being implemented in close partnership with AGCO’s global dealer network and continues to progress in the North and South America dealer organizations, with continued expansion to other markets planned in the future. We monitor each dealer’s performance and profitability and establish programs that focus on continuous dealer improvement. Our dealers generally have sales territories for which they are responsible.

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

    We purchase some fully manufactured tractors from Tractors and Farm Equipment Limited (“TAFE”), SDF S.p.A., Carraro S.p.A. and Iseki & Company, Limited. We also purchase other tractors, implements and hay and forage equipment from various third-party suppliers. On April 26, 2024, we gave notice to TAFE that the Company was terminating all of its commercial relationships with TAFE. Refer to Note 18 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for further discussion of our relationship with TAFE.

    In addition to the purchase of machinery, third-party suppliers supply us with significant components used in our manufacturing operations. We select third-party suppliers that we believe are low cost and high quality and possess the most appropriate technology.

    We also assist in the development of these products or component parts based upon our own design requirements. While our past experience with outside suppliers generally has been favorable, we have previously experienced supply chain disruptions for several key components, such as semiconductors, and there can be no assurance that there will not be future disruptions.

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

Engineering, Research and Innovation

    We make significant expenditures for engineering and applied research to improve the quality and performance of our products, to develop new products and technologies which enhance agriculture and integrate sustainability and to comply with government safety and engine emissions regulations. We invest significantly in innovation, and our technologies have received industry recognition and awards, which we believe validate these efforts.

    Through AGCO Ventures, we source and fund new technologies to drive and support farmers worldwide. This initiative actively connects our business needs with industry and market perspectives to identify investment and engagement opportunities in startup companies, corporate venture funds, incubators, accelerators, higher education and research institutions. AGCO Ventures supports the accelerated development of critical capabilities and competencies across three strategic areas: decision support, workflow and execution and clean energy transition.

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

Retail Financing

    Our AGCO Finance joint ventures provide farmers and dealers with flexible financing solutions for agricultural equipment products, supporting growth, innovation, and sustainability across the full scope of farming operations. These joint ventures offer both retail financing and wholesale financing to our dealers in the United States, Canada, Europe, Brazil, Argentina, and Australia. AGCO Finance equity joint ventures are structured with AGCO holding a 49% ownership interest, with the remaining interest owned by a wholly owned subsidiary of Rabobank. The majority of the assets of the finance joint ventures consist of finance receivables. The majority of the liabilities consist of notes payable and accrued interest. Under the various joint venture agreements, Rabobank provides financing to the AGCO Finance joint ventures, primarily through lines of credit. We continually evaluate opportunities to balance regulatory capital requirements and prudent capital allocation, while maintaining our partnership and commitment to offering competitive financing solutions to our farmers and dealers. We do not guarantee the debt obligations of the joint ventures. In the United States and Canada, we guarantee certain minimum residual values to those joint ventures upon expiration of certain eligible operating leases between the finance joint ventures and end users. We also have other guarantees with our other finance joint ventures. Refer to Note 22 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information.

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

    The engines manufactured by our AGCO Power division, which specializes in manufacturing off-road engines in the 75 to 500 horsepower range, currently comply with emissions standards and related requirements set by European, Brazilian and U.S. regulatory authorities, including both the United States Environmental Protection Agency and various state authorities. We expect to meet future emissions requirements through the introduction of new technology to our engines and exhaust after-

treatment systems, as necessary. In some markets, such as the United States, we must obtain governmental environmental approvals in order to import our products, and these approvals can be difficult and time-consuming to obtain or may not be obtainable at all. Production at our facilities and sales of our products could be impaired if AGCO Power and our other engine suppliers are unable to timely respond to any changes in environmental laws and regulations affecting engine emissions, including the emissions of greenhouse gases (“GHG”). Compliance with environmental and safety regulations has added, and will continue to add, to the cost of our products and increase the capital-intensive nature of our business.

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

Sustainability

    Today’s farmers are navigating a diverse mix of pressures, from climate change and shifting weather patterns to rising input costs and evolving market demands. Our goal is to equip farmers with machines and precision technologies that help sustainably feed the world. Our products enable smart farming practices that improve efficiency, reduce inputs and increase yields.

    We are also advancing a diverse range of cleaner powertrain solutions, developing alternative-fuel capable systems, hybrid drivetrains, and battery electric tractors to support farmers to reduce emissions while maintaining performance and productivity. In addition, we offer retrofit solutions compatible with mixed‑brand fleets, enabling farmers to upgrade existing equipment with advanced technology and improve efficiency, sustainability, and flexibility across their operations.

    We embed sustainability into our core business strategy, ensuring that innovation and resilience go hand in hand to deliver long-term value for farmers and our stakeholders. Our Resiliency Action Plan outlines key levers to reduce our climate impact across our operations and value-chain while addressing business risks related to climate change mitigation and adaptation. In our operations, we are expanding renewable energy use and furthering initiatives to make our sites more energy efficient. Across our value chain, we deliver more sustainable product solutions, optimize transportation and logistics and engage suppliers to improve their sustainability performance.

Human Capital

    Our employees are our greatest asset and a key enabler of our success. We have approximately 22,000 employees worldwide, all guided by our Company’s clear purpose – to create farmer-focused solutions to sustainably feed our world. We are dedicated to retaining and developing our employees by promoting safety and well-being, providing opportunities for them to learn and lead, and creating a culture where they feel welcomed, valued, and heard.

    Our compensation programs, practices, and policies reflect our commitment to reward short and long-term performance that aligns with and drives shareholder value. Total direct compensation is generally positioned within a competitive range of the market median, with differentiation based on tenure, skills, proficiency and performance to attract and retain key talent. In addition to salaries, our compensation programs include annual short-term and long-term incentives and participation in various retirement savings plans, dependent upon the position and level of employee and the countries in which we operate. In 2025, our voluntary employee turnover rate was approximately 4.3%, compared to 6.9% in 2024.

    In 2025, we introduced the Employee Stock Purchase Plan (“ESPP”) allowing our employees the opportunity to acquire an interest in the Company through the purchase of shares of our common stock (which are offered at a discounted purchase price). The ESPP is intended to build an ownership mindset among employees, foster employees’ commitment to the Company and allow employees to share in the growth and success of the Company.

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

    In 2025, we shared our fifth annual global employee experience and engagement survey to all employees across our offices and shop floor locations worldwide to seek feedback on what we are doing well and where we can improve. The results showed a favorable engagement score of approximately 67%, which aligns with our core employee engagement index metric, based upon 85% workforce participation. In addition to our annual survey, we conducted intermittent pulse surveys, which enabled real-time feedback on targeted topics.

    We are committed to ensuring our Board is highly-skilled and gender-diverse. Three of our current nine board members are women. Women represent approximately 19% of our full-time executive positions at the senior vice president and vice president levels, and approximately 20% of our overall full-time management-level employees. We want to increase the percentage of female representation in our full time management-level employee group and our overall global employee base.

Health, Wellness and Safety

    We are committed to the health, safety and wellness of our employees, striving to work safely, every day in every way. Our health and safety program focuses on risk reduction and safety management systems that promote preventative measures. We have implemented many leading and lagging indicators for enabling employee health and safety. Leading indicators are measured using proactive prevention programs that are designed to reduce overall risks by implementing risk assessments, ergonomic assessments and incident investigations to include detailed root cause corrective action analysis, near-miss corrective actions, and behavioral-based safety programs. The lagging indicators are measured by each of our facilities and demonstrate the current state regarding injury rates such as total case incident rate (“TCIR”). This is the fourth year in a row we achieved double digit improvement in our global TCIR rate. We reported a global TCIR of 0.62 in 2025 compared to 0.89 in 2024, which is an approximate 30% decrease and exceeded our target to achieve a target TCIR equal to 1.0 by 2025.

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

Human Rights Policy

    We are committed to respecting human rights in all aspects of our global operations under our global Human Rights Policy. We believe that we have a responsibility to ensure that human rights are understood and observed in every region in which we operate. We strive to foster safe, inclusive and respectful workplaces wherever we do business, including prohibiting human trafficking, slavery, child labor or any other form of forced or involuntary labor. Our commitment to human rights also includes improving agricultural prosperity and supporting marginalized farmers and vulnerable populations in developing countries where our activities contribute to addressing adverse human rights impacts. Through our AGCO Agriculture Foundation, as well as our brand and regional engagement activities, we support a variety of non-profit organizations and local community-based groups. Additionally, we have an Employee Relief Fund to provide critical support for our employees in the wake of significant crisis events such as natural disasters.

Available Information

    Our website address is www.agcocorp.com. We make available, free of charge, on the “Investors” section of our website, reports that we file with the Securities and Exchange Commission (“SEC”), including:

•annual reports on Form 10-K;
•quarterly reports on Form 10-Q;
•current reports on Form 8-K;
•proxy statements for the annual meetings of stockholders; and
•reports on Form SD.

    These reports are made available on our website as soon as practicable after they are filed with the SEC. The SEC also maintains a website (www.sec.gov) that contains our reports and other information filed with the SEC.

    We also provide corporate governance and other information on our website, including:

•charters for the standing committees of our Board of Directors, which are available under the “Investors” section of our website under the heading “Governance,” and
•our Global Code of Conduct, which is available under the “About Us” section of our website under the heading “Code of Conduct.”

    In the event of any waivers of our Global Code of Conduct, such waivers will be disclosed under the “Code of Conduct” section of our website.

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

    The recent announcements of significant trade policy and tariff actions by the U.S. government, including but not limited to tariffs on imported steel and aluminum products, tariffs on certain imports from China, tariffs on certain imports from Canada and Mexico, announced trade deal between the United States and European Union of baseline tariffs on certain imports from the European Union, and baseline tariffs on most imports from most other countries, continue to create significant uncertainty and potential risks for our business. These announcements in some cases were followed by delays and changes in implementation, and the ultimate tariff structures are unclear at the current time. Depending on the countries affected, increases in tariffs have raised the costs of inputs used in manufacturing our products, which in turn has impacted our cost of goods sold. Additionally, higher tariffs may lead to increased after-tariff sales prices for the products we sell. The impacts of the tariffs may be partially mitigated as a majority of our sales and manufacturing takes place outside the United States. While we are actively exploring opportunities to mitigate these increased costs, there can be no guarantee that we will be able to fully offset the impact of these tariffs. Furthermore, the imposition of retaliatory tariffs from other countries on our exported products could negatively affect our sales and marketplace access in those countries. Moreover, the uncertainty of the enforceability of the tariffs, any changes to such tariffs and any future trade policy changes has adversely impacted, and is expected to continue to adversely impact, our sales. For more information on the risks surrounding tariffs and trade regulation, see the risk factor titled “Changes to United States tax, tariff, trade and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.”

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

    In 2025 and 2024, we had net sales of approximately $114 million and $90 million, respectively, in Ukraine. As of December 31, 2025 and 2024, we had less than $15 million in assets in Ukraine. It is unclear what impact the hostilities in Ukraine going forward will have on our net sales or assets. We assess the fair value of our assets in Ukraine for potential impairment on a periodic basis as warranted.

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

    Our long-term strategy includes establishing a greater manufacturing and supply-chain and/or marketing presence in emerging markets. As we progress with these efforts, it will involve a significant investment of capital and other resources and entail various risks. These include risks attendant to obtaining necessary governmental approvals and the construction of facilities in a timely manner and within cost estimates, the establishment of supply channels, the commencement of efficient manufacturing operations, and, ultimately, the acceptance of the products by retail customers. While we expect the expansion to be successful, should we encounter difficulties involving these or similar factors, it may not be as successful as we anticipate and could adversely impact our performance.

Inflation can impact our costs and sales.

    We have previously experienced significant inflation in a range of costs, including for parts and components, labor, transportation, logistics, and energy. While inflation has continued to ease in 2025, and we were able to pass along these higher costs through increased prices, there can be no assurance that we will be able to continue to do so in the future. If we are not, it will adversely impact our performance.

Product Development, Manufacturing and Operations

Our success depends on the introduction of new products, which requires substantial expenditures.

    Our long-term results depend upon our ability to introduce and market new products successfully. The success of our new products will depend on a number of factors, including:
•our ability to innovate or adapt to new or emerging technologies, such as artificial intelligence;
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

    Consistent with our strategy of offering new products and product refinements, we expect to make substantial investments in product development and refinement. We may need more funding for product development and refinement than is readily available, which could adversely affect our performance. Our failure to innovate and to develop products that capitalize on new technologies could have an adverse effect on our business, financial condition, and results of operations.

The introduction of new technologies involves risk, and, from time to time, we may fail to realize their anticipated benefits.

    Our success depends, in part, on our ability to identify, adopt and integrate new digital technologies, including artificial intelligence, into our operations, business processes, products and services in a timely, cost-effective, compliant, and responsible manner. Our competitors and other third parties may incorporate artificial intelligence into their operations and processes more quickly or more successfully than us, which could impair our ability to compete effectively. Legislation and regulations governing the development and use of artificial intelligence have been passed or are under consideration in the United States at the state and local level, as well as internationally. As a result, the ability to use artificial intelligence and other emerging technologies may be constrained by current or future laws and regulations. Such regulations may result in significant operational costs to modify, maintain, or align our business practices, or constrain our ability to develop, deploy, or maintain these technologies.

If we are unable to deliver precision agriculture and high-tech solutions to our customers, it could materially adversely affect our performance.

    Increasingly our customers are implementing precision farming solutions. In order to remain competitive, we have been able to successfully acquire or develop and introduce new solutions that improve profitability and sustainable farming techniques. Our precision technology products include both hardware and software components that relate to guidance, telemetry, automation, autonomy and connectivity solutions. We expect to make significant investments in research and development expenses, acquisitions of businesses, collaborative arrangements and other sources of technology to drive these outcomes. These investments include the acquisition of the agriculture assets and technologies of Trimble through the formation of a joint venture of which we own 85% as further discussed in the PTx Trimble joint venture transaction risk factor below. Such investments may not produce attractive solutions for our customers. We also may have to depend on third parties to supply certain hardware or software components or data services in our precision technology products. Our dealers' ability to support such solutions also may impact our customers, acceptance of our products and demand of such products.

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

    Our products include components and parts manufactured by others. As a result, our ability to timely and efficiently manufacture current products, to introduce new products, and to shift manufacturing of products from one facility to another depends on the quality of these components and parts and the timeliness of their delivery to our facilities. We have previously experienced significant supply chain interruptions, including delays in timely deliveries of components, and there can be no assurance that there will not be future disruptions. In addition, the potential of future natural gas shortages in Europe, as well as predicted overall shortages in other energy sources, could also negatively impact our production and that of our supply chain in the future. At any particular time, we depend on numerous suppliers, and the failure by one or more of our suppliers to perform as needed will result in fewer products being manufactured, shipped and sold. If the quality of the components or parts provided by our suppliers is less than required and we do not recognize that failure prior to the shipment of our products, we will incur higher warranty costs. The timely supply of component parts for our products also depends on our ability to manage our relationships with suppliers, to identify and replace suppliers that fail to meet our schedules or quality standards, and to monitor the flow of components and accurately project our needs. The shift from our existing suppliers to new suppliers, including suppliers in emerging markets, also may impact the quality and efficiency of our manufacturing capabilities, as well as warranty costs.

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

    We closed the acquisition of the agriculture assets and technologies of Trimble through the formation of the PTx Trimble joint venture, of which we own 85%, on April 1, 2024. Joint venture transactions involve many risks, including the challenges attendant to integrating the operations, technologies, services and products of the acquired lines of businesses, reactions by customers to the transaction, personnel turnover, and the diversion of management's attention from other business matters. We may be unable to achieve anticipated benefits from the transaction in the time frame that we anticipate, or at all. All of these risks, as well as the others that typically accompany a large transaction, could adversely affect our business or results of operations.

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

    The Company values constructive input from investors and regularly engages in dialogue with its stockholders regarding strategy and performance. The Company’s Board of Directors and management team are committed to acting in the best interests of all the Company’s stockholders. Stockholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our Board of Directors and management. Responding to some of these actions can be costly and time-consuming, may disrupt the Company’s operations and divert the attention of the Board of Directors, management and the Company’s employees. Such activities could interfere with the Company’s ability to execute its strategic plan. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our Board of Directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may affect the market price and volatility of the Company’s common stock, result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. We may choose to initiate, or may become subject to, litigation as a result of a proxy contest or matters arising from a proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

    We also are subject to the risk of the imposition of limitations by governments on international transfers of funds. In recent years, the Argentine government has substantially limited the ability of companies to transfer funds out of Argentina. In December 2023, the central bank of Argentina adjusted the official foreign currency exchange rate for the Argentine peso, significantly devaluing the currency relative to the United States dollar. In December 2023, we recorded losses of approximately $80.4 million related to the devaluation of the Argentine peso and the related impacts to our AGCO Finance joint venture in Argentina as included within Item 8, “Financial Statements and Supplementary Data.” Further devaluation of the peso or continuation or expansion of limitations of transfer of funds in Argentina or in other markets in which we operate, would adversely affect our performance. Please refer to the “Foreign Currency Risk Management” section within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more information.

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

We have substantial goodwill, and impairment of that goodwill could materially impact our results of operations.

    As of December 31, 2025, we had approximately $1,898.8 million of goodwill reflected on our consolidated balance sheet. As discussed in Note 1 to our Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” we test goodwill for impairment annually or more often under certain circumstances. Goodwill can be difficult to value, and in all events valuation requires the use of estimates and judgment as discussed in “Critical Accounting Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Our goodwill was created in connection with business acquisitions. If those businesses do not perform as expected, future valuations may not support the amount of goodwill, and we could conclude that an impairment has occurred. Similarly, if the estimates and judgment used in our annual impairment tests prove to be incorrect, impairment could be required. An impairment of goodwill could be significant and could materially impact our results of operations.

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

    The recent announcements of significant trade policy and tariff actions by the U.S. government, including but not limited to tariffs on imported steel and aluminum products, tariffs on certain imports from China, tariffs on certain imports from Canada and Mexico, announced trade deal between the United States and European Union of baseline tariffs on certain imports from the European Union, and baseline tariffs on most imports from most other countries, continue to create significant uncertainty and potential risks for our business. These announcements in some cases were followed by delays and changes in implementation, and the ultimate tariff structures are unclear at the current time. Depending on the countries affected, increases in tariffs have raised the costs of inputs used in manufacturing our products, which in turn has impacted our cost of goods sold. Additionally, higher tariffs may lead to increased after-tariff sales prices for the products we sell. The impacts of the tariffs may be partially mitigated as a majority of our sales and manufacturing takes place outside the United States. While we are actively exploring opportunities to mitigate these increased costs, there can be no guarantee that we will be able to fully offset the impact of these tariffs. Furthermore, the imposition of retaliatory tariffs from other countries on our exported products could negatively affect our sales and marketplace access in those countries. Moreover, the uncertainty of the enforceability of the tariffs, any changes to such tariffs and any future trade policy changes has adversely impacted, and is expected to continue to adversely impact, our sales.

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

    On December 15, 2022, the European Union Member States formally adopted the EU’s Pillar Two Directive, which implements a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework. The Directive became effective on January 1, 2024, and January 1, 2025, for different components of the rules. Based on currently issued guidance and the Company's assessment to date, the Company does not expect the legislation to result in a material top‑up tax for fiscal year 2025. The OECD released a Side‑by‑Side package on January 5, 2026, introducing a safe harbor that allows eligible U.S.-parented multinational groups to elect out of Pillar Two while remaining subject to domestic top‑up taxes. The package becomes applicable for fiscal years beginning on or after January 1, 2026, with additional safe harbors and transitional relief extending into 2027. As this is an evolving area with new guidance and practices being developed, the Company continues to assess the impact of the Pillar Two income taxes legislation on its future financial performance.

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

    Our success is dependent, in part, on our ability to recruit, develop and train qualified employees with the relevant education, background and experience. We must be able to retain such skilled employees through our efforts to develop, train, compensate and engage them. Failure to do so could impair our ability to execute our business strategies and could ultimately impact our performance.

Data Security, Privacy and Cybersecurity Risks

Our business is increasingly subject to regulations relating to privacy and data protection, and if we violate any of those regulations, we could be subject to significant claims, penalties and damages.

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

    We rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing and collection of payments from dealers or other purchasers of our equipment. We also use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property and proprietary business information, in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and infrastructure are vulnerable to damage, disruptions or shutdowns due to attacks by cyber criminals or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, terrorist acts or, natural disasters or other catastrophic events. On May 5, 2022, we discovered that we had been subject to a ransomware cyberattack. The attack resulted in the temporary closure of most of our production sites and parts operations. A majority of the affected locations resumed operations within approximately two weeks after the attack was discovered. There was some data exfiltration as a result of the attack, and a portion of the exfiltrated data subsequently was released publicly. We do not have significant retail operations, and we do not believe that the exfiltrated data included privacy- protected consumer data or that the exfiltration was consequential. We have invested heavily in maturing our information technology and cybersecurity operations and continue to review and improve our safeguards to minimize our exposure to future attacks. The cost of remediation to the impacted systems has not been material. We maintain a cyber liability insurance program, although the coverage may not be sufficient in some circumstances. While we do not believe that the ultimate consequences of the attack were material to our performance, the occurrence of any similar or other events in the future could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, and could disrupt our operations and damage our reputation, which could adversely affect our performance. In addition, as security threats continue to evolve and increase in frequency and sophistication, we increasingly need to invest additional resources to protect the security of our systems and likely will need to invest even more in the future.

Item 1B.    Unresolved Staff Comments

    None.

Item 1C.    Cybersecurity

    Protecting the security of our information systems is of significant importance to us, and we are committed to our focus on cybersecurity and systemic risks. We have an enterprise risk assessment process which specifically addresses risks associated with cybersecurity. Additionally, we have a crisis management plan that outlines the structure, roles, responsibilities and operating procedures to utilize during potentially significant events that could negatively impact the Company. As part of the crisis management plan, we have a cybersecurity incident response plan in place that provides a documented framework for handling high severity security incidents and includes facilitated coordination across multiple functions of the Company. Our incident response plan also includes identifying and responding to material risks from cybersecurity threats associated with our use of third-party service providers. We invest in threat intelligence and are active participants in industry and government forums to strive to improve our overall capabilities with respect to cybersecurity. We routinely perform reviews of threat intelligence and vulnerability management capabilities, while performing simulations and drills at both technical and management levels. We incorporate external expertise in all aspects of our program utilizing industry practice guidance from third-party cybersecurity advisors to provide objective assessments of our capabilities. We maintain a cyber liability insurance program, although the coverage may not be sufficient in some circumstances. We also have policies and practices in place to address data privacy regulations. Our cybersecurity program is reviewed and assessed by external information security specialists or by our internal audit group at least annually. Further, we conduct annual cybersecurity awareness training for employees and targeted training for high-risk functions of the Company. We also conduct phishing exercises and correlated education with our employees.

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

Item 2.        Properties

    Our principal manufacturing locations as of January 31, 2026 were as follows:

Location
North America:
Beloit, Kansas
Hesston, Kansas
Jackson, Minnesota
Queretaro, Mexico
South America:
Canoas, Brazil
General Rodriguez, Argentina
Ibiruba, Brazil
Mogi das Cruzes, Brazil
Santa Rosa, Brazil
Europe/Middle East:
Asbach-Bäumenheim, Germany
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

    Our corporate headquarters are located in Duluth, Georgia, and we have administrative offices in locations including Tremont, Illinois and Westminster, Colorado in North America, Budapest, Hungary, Neuhausen, Switzerland and Stoneleigh, United Kingdom in our Europe/Middle East region and Bengaluru, India in our Asia/Pacific/Africa region. We also own or operate other properties including parts facilities in Batavia, Illinois, Jundiai, Brazil and Ennery, France; and assembly, distribution, warehouses, sales offices, training and administration across the globe.

Item 3.        Legal Proceedings

    During 2017, the Company purchased Precision Planting, which provides precision agricultural technology solutions. In 2018, Deere & Company (“Deere”) filed separate complaints in the U.S. District Court of Delaware against the Company and Precision Planting alleging that certain products of those entities infringed certain patents of Deere. The two complaints subsequently were consolidated into a single case, Case No. 1:18-cv-00827-CFC. In July 2022, the case was tried before a jury, which determined that the Company and Precision Planting had not infringed the Deere patents. Following customary post-trial procedures, the Court entered a judgment in the Company’s favor, and Deere appealed the judgment to the U.S. Court of Appeals for the Federal Circuit. On January 24, 2025, the Court ruled in favor of the Company and Precision Planting. Deere did not file for a writ of certiorari from the U.S. Supreme Court within the required time period, and, as a result, the District Court judgment is final.

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

Item 4.        Mine Safety Disclosures

    Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Our common stock is listed on the New York Stock Exchange and trades under the symbol AGCO. We have a history of paying quarterly cash dividends. During 2025, the Company continued the practice of paying a quarterly dividend of $0.29 per common share. While we currently expect a cash dividend to be paid in the future, future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

    As of the close of business on February 9, 2026, the closing stock price was $133.56, and there were 435 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

Performance Graph

    The following presentation is a line graph of our cumulative total shareholder return on our common stock on an indexed basis as compared to the cumulative total return of the S&P Mid-Cap 400 Index, the MVIS Global Agribusiness Index for the five years ended December 31, 2025. Our total returns in the graph are not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AGCO Corporation
S&P MidCap 400 Index
MVIS Global Agribusiness Index (MVMOOTR)
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025

	Cumulative Total Return for the Years Ended December 31,
	2020	2021	2022	2023	2024	2025
AGCO Corporation	$100.00	$116.13	$145.11	$133.67	$106.45	$120.10
S&P Midcap 400 Index	100.00	124.76	108.47	126.29	143.89	154.68
MVIS Global Agribusiness Index	100.00	124.51	114.99	105.04	92.33	106.32

The total return assumes that dividends were reinvested and is based on a $100 investment on December 31, 2020.

Issuer Purchases of Equity Securities

    The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(2)
October 1, 2025 through October 31, 2025	—	$—	—	$1,035.0
November 1, 2025 through November 30, 2025(1)	1,997,204	100.14	1,997,204	785.0
December 1, 2025 through December 31, 2025	—	—	—	785.0
Total	1,997,204	$100.14	1,997,204	$785.0
___________________________________
(1)    In November 2025, we entered into accelerated share repurchase (“ASR”) agreements with two financial institutions to repurchase an aggregate of $250.0 million of shares of our common stock. The ASR agreements resulted in the initial delivery of approximately 1,997,204 shares of our common stock, representing approximately 80% of the shares to be purchased in connection with the transaction. In February 2026, the remaining 333,755 shares under the ASR agreements were delivered. The average price paid per share related to the ASR agreements reflected in the table above was derived using the fair market value of the shares on the date the initial 1,997,204 shares were delivered. The amount that may yet be purchased under our share repurchase programs, as presented in the above table, was reduced by the entire $250.0 million payment related to the ASR agreements. Refer to Note 16 of our Consolidated Financial Statements contained in Item 8, "Financial Statements and Supplementary Data," for further discussion of this matter.
(2)    The remaining authorized amount to be repurchased is $785.0 million, which has no expiration date.

Item 6.          [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

    AGCO is a global leader in agricultural machinery and precision agriculture technologies. Driven by a Farmer-First strategy, AGCO delivers value through its differentiated leading brands, Fendt™, Massey Ferguson™, PTx™ and Valtra™. AGCO’s high-performance equipment and smart farming solutions, including brand-agnostic retrofit technologies and autonomous offerings, empower farmers to drive productivity while sustainably feeding the world. We distribute most of our products through approximately 2,800 independent dealers and distributors in approximately 140 countries. We also provide retail and wholesale financing through our finance joint ventures with Coöperatieve Rabobank U.A., which, together with its affiliates, we refer to as “Rabobank.” In 2024, we fundamentally shifted our portfolio through the PTx Trimble joint venture and the divestiture of the majority of our Grain & Protein (“G&P”) business.

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

    The recent announcements of significant trade policy and tariff actions by the U.S. government, including but not limited to tariffs on imported steel and aluminum products, tariffs on certain imports from China, tariffs on certain imports from Canada and Mexico, announced trade deal between the United States and European Union of baseline tariffs on certain imports from the European Union, and baseline tariffs on most imports from most other countries, continue to create significant uncertainty and potential risks for our business. These announcements in some cases were followed by delays and changes in implementation, and the ultimate tariff structures are unclear at the current time. Depending on the countries affected, increases in tariffs have raised the costs of inputs used in manufacturing our products, which in turn has impacted our cost of goods sold. Additionally, higher tariffs may lead to increased after-tariff sales prices for the products we sell. The impacts of the tariffs may be partially mitigated as a majority of our sales and manufacturing takes place outside the United States. While we are actively exploring opportunities to mitigate these increased costs, there can be no guarantee that we will be able to fully offset the impact of these tariffs. Furthermore, the imposition of retaliatory tariffs from other countries on our exported products could negatively affect our sales and marketplace access in those countries. Moreover, the uncertainty of the enforceability of the tariffs, any changes to such tariffs and any future trade policy changes has adversely impacted, and is expected to continue to adversely impact, our sales.

Financial Highlights

    The following table sets forth the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations (in millions, except percentages):

	Years Ended December 31,
	2025		2024
	$	% of Net Sales(1)	$	% of Net Sales(1)
Net sales	$10,082.0	100.0%	$11,661.9	100.0%
Cost of goods sold	7,515.2	74.5	8,762.8	75.1
Gross profit	2,566.8	25.5	2,899.1	24.9
Selling, general and administrative expenses	1,309.3	13.0	1,397.7	12.0
Engineering expenses	487.7	4.8	493.0	4.2
Amortization of intangibles	71.1	0.7	81.0	0.7
Impairment charges	10.0	0.1	369.5	3.2
Restructuring and business optimization expenses	82.2	0.8	172.7	1.5
Loss on sale of business	10.8	0.1	507.3	4.4
Income (loss) from operations	595.7	5.9	(122.1)	(1.0)
Interest expense, net	66.4	0.7	93.0	0.8
Other expense (income), net	(72.7)	(0.7)	218.5	1.9
Income (loss) before income taxes and equity in net earnings of affiliates	602.0	6.0	(433.6)	(3.7)
Income tax provision (benefit)	(77.4)	(0.8)	98.4	0.8
Income (loss) before equity in net earnings of affiliates	679.4	6.7	(532.0)	(4.6)
Equity in net earnings of affiliates	39.6	0.4	46.4	0.4
Net income (loss)	719.0	7.1	(485.6)	(4.2)
Net loss attributable to noncontrolling interests	7.5	0.1	60.8	0.5
Net income (loss) attributable to AGCO Corporation	$726.5	7.2%	$(424.8)	(3.6)%

___________________________________
(1)    Rounding may impact summation of amounts.

2025 Compared to 2024

    Net income (loss) attributable to AGCO Corporation for 2025 was $726.5 million, or $9.75 per diluted share, compared to $(424.8) million, or $(5.69) per diluted share, for 2024.

    Net sales for 2025 were $10,082.0 million, or 13.5% lower than 2024, primarily due to lower sales volumes resulting from softer industry sales reflecting lower end market demand and the divestiture of the majority of the Company's G&P business on November 1, 2024, partially offset by favorable currency impacts. Income (loss) from operations was $595.7 million in 2025 compared to $(122.1) million in 2024. During 2024, we recorded a loss on sale of business of $507.3 million related to the sale of the majority of the Company's G&P business and impairment charges of $369.5 million primarily related to the impairment of goodwill. Additionally, the increase in income from operations during 2025 was the result of decreases in restructuring and business optimization expenses and selling, general and administrative expenses (“SG&A expenses”) primarily related to lower compensation costs and transaction costs, partially offset by lower sales and production volumes reflecting weak industry conditions.

    We estimate that worldwide average price increases (decreases) were approximately 1.1% and (0.9)% in 2025 and 2024, respectively. Consolidated net sales of tractors and combines, which comprised approximately 68.8% of our net sales in 2025, decreased approximately 6.4% in 2025 compared to 2024. Unit sales of tractors and combines decreased approximately 5.6% during 2025 compared to 2024. The primary driver of the decrease in unit sales was due to changes in end market demand. The difference between the unit sales change and the change in net sales was primarily the result of sales mix changes and foreign currency translation.

    Overall, global production hours, excluding hours related to the Company's G&P business which was divested on November 1, 2024, decreased approximately 12.1% during 2025 compared to 2024, reflecting our response to lower end market demand.

Results of Operations

    Gross profit as a percentage of net sales increased during 2025 compared to 2024, primarily due to lower manufacturing costs.

    Selling, general and administrative expenses (“SG&A expenses”) as a percentage of net sales, were higher during 2025 compared to 2024 as net sales decreased at a faster rate than SG&A expenses. The absolute level of SG&A expenses decreased during 2025 primarily due to lower compensation costs and lower transaction costs related to the divestiture of the majority of the Company's G&P business and the PTx Trimble joint venture transaction. We recorded stock compensation expense of $27.7 million and $17.9 million during 2025 and 2024, respectively, within SG&A expenses, as is more fully explained in Note 15 of our Consolidated Financial Statements.

    Engineering expenses as a percentage of net sales, were higher during 2025 compared to 2024 as net sales decreased at a faster rate than engineering expenses. The absolute level of engineering expenses remained relatively consistent during 2025.

    During 2025, we recorded impairment charges of $10.0 million, primarily related to the impairment of certain other assets. During 2024, we recorded impairment charges of $369.5 million, primarily related to the impairment of goodwill related to the Company’s PTx Trimble North America reporting unit, certain other assets and an investment in affiliate.

    We recorded restructuring and business optimization expenses of $82.2 million and $172.7 million during 2025 and 2024, respectively. On June 24, 2024, the Company announced a restructuring program (the “Program”) in response to increased weakening demand in the agriculture industry. The Company estimated that it would incur charges for one-time termination benefits of approximately $150.0 million to $200.0 million in connection with the initial phase of the Program, primarily consisting of cash charges related to severance payments, employees benefits and related costs. The Company incurred a substantial portion of the charges by the end of fiscal year 2025. The restructuring expenses recorded during 2025 and 2024 primarily related to severance, business optimization and other related costs associated with the Company's Program. Refer to Note 13 of our Consolidated Financial Statements for further information.

    We recorded a loss on sale of business of $10.8 million during 2025 related to the finalization of the preliminary working capital and other adjustments related to the sale of the majority of the Company's G&P business, partially offset by a gain related to an immaterial divestiture. During 2024, we recorded a loss on sale of business of $507.3 million related to the sale of the majority of the Company's G&P business. Refer to Note 3 of our Consolidated Financial Statements for further information.

    Interest expense, net was $66.4 million for 2025 compared to $93.0 million for 2024, resulting primarily from a decrease in interest expense resulting from the Company's repayment of the Term Loan Facility on November 1, 2024, partially offset by lower interest income. Refer to “Liquidity and Capital Resources” for further information on our available funding.

    Other expense (income), net was $(72.7) million in 2025 compared to $218.5 million in 2024. During 2025, the Company recorded a gain of $251.9 million on the sale of an investment in affiliate related to the sale of the Company’s ownership interest in Tractors and Farm Equipment Limited (“TAFE”) within “Other expense (income), net.” Refer to Note 18 of the Consolidated Financial Statements for further information. In 2024, the Company terminated its U.S. qualified defined benefit plan and the settlement resulted in the recognition of approximately $18.5 million within “Other expense (income), net” representing the amounts previously recognized in “Accumulated other comprehensive loss.” Foreign currency exchange losses were approximately $81.9 million for 2025, compared to $85.1 million for 2024. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in “Other expense (income), net,” were approximately $90.3 million and $118.2 million, in 2025 and 2024, respectively. During 2024, the Company recorded the final business interruption insurance recovery related to the 2022 cyber attack of $5.0 million.

    We recorded an income tax provision (benefit) of $(77.4) million in 2025 compared to $98.4 million in 2024. Our tax provision and effective tax rate are impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes, losses in jurisdictions where no income tax benefit is recorded and provisions for unrecognized income tax benefits related to uncertain tax positions. Our income tax provision as of December 31, 2025 includes a net federal tax benefit of $179.8 million related to a legal entity reorganization, which excludes approximately $82.0 million of additional benefits related to a change in the Company's permanent reinvestment assertion and state tax benefits associated with the reorganization. Based on a favorable tax ruling in Brazil regarding the taxability of certain state value added tax incentive benefits, the Company recorded a $29.6 million reduction in the provision for income taxes during the year ended December 31, 2024.

    Equity in net earnings of affiliates, which is primarily comprised of income from our AGCO Finance joint ventures, was $39.6 million in 2025 compared to $46.4 million in 2024. Refer to Note 10 of the Consolidated Financial Statements for further information.

    Net loss attributable to noncontrolling interests was $7.5 million in 2025 compared to $60.8 million in 2024. The net loss primarily relates to the noncontrolling interests of the PTx Trimble joint venture held by Trimble, which owns a 15% interest in the joint venture.

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

    The following table sets forth, for the year ended December 31, 2025, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Years Ended December 31,		Change		Change Due to Currency Translation
	2025	2024	$	%	$	%
EME	$6,736.7	$6,712.3	$24.4	0.4%	$313.6	4.7%
North America	1,665.5	2,298.3	(632.8)	(27.5)%	(11.2)	(0.5)%
South America	1,115.6	1,208.5	(92.9)	(7.7)%	(29.4)	(2.4)%
APA	564.2	626.3	(62.1)	(9.9)%	0.6	0.1%
Total Segments	10,082.0	10,845.4	(763.4)	(7.0)%	273.6	2.5%
Other(1)	—	816.5	(816.5)	(100.0)%	—	—%
	$10,082.0	$11,661.9	$(1,579.9)	(13.5)%	$273.6	2.3%
____________________________________
(1)    “Other” represents the results for the year ended December 31, 2024 for the majority of the Company’s G&P business which was divested on November 1, 2024. The results of the G&P business through the date of the divestiture were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments, respectively.

EME

	Years Ended December 31,		Change
	2025	2024	$
Net sales	$6,736.7	$6,712.3	$24.4
Income from operations	1,006.8	961.3	45.5

    Net sales in EME increased in 2025 compared to 2024, primarily due to favorable foreign currency translation, partially offset by sales volume declines, most significantly in high-horsepower tractors and combines. Income from operations increased by $45.5 million in 2025 compared to 2024 as a result of positive net pricing, partially offset by lower sales and production volumes and higher warranty costs.

North America

	Years Ended December 31,		Change
	2025	2024	$
Net sales	$1,665.5	$2,298.3	$(632.8)
Income (loss) from operations	(112.0)	84.0	(196.0)

    Net sales in North America decreased in 2025 compared to 2024, primarily due to sales volume declines, most significantly in high-horsepower tractors, sprayers, hay tools and combines. Income (loss) from operations decreased by $196.0 million compared to 2024 as a result of lower sales and production volumes.

South America

	Years Ended December 31,		Change
	2025	2024	$
Net sales	$1,115.6	$1,208.5	$(92.9)
Income from operations	51.4	87.0	(35.6)

    Net sales decreased in South America in 2025 compared to 2024, primarily due to sales volume declines, most significantly in tractors and implements, negative pricing impacts and unfavorable foreign currency translation. Income from operations decreased $35.6 million in 2025 compared to 2024, as a result of lower sales and negative pricing impacts, partially offset by lower manufacturing costs.

APA

	Years Ended December 31,		Change
	2025	2024	$
Net sales	$564.2	$626.3	$(62.1)
Income from operations	27.8	31.2	(3.4)

    Net sales decreased in APA in 2025 compared to 2024, primarily due to sales volume declines, most significantly in high-horsepower tractors, hay tools and sprayers. Income from operations decreased $3.4 million in 2025 compared to 2024, primarily due to lower sales and production volumes.

2024 Compared to 2023

    A comparison of the results of operations for 2024 versus that of 2023 was included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Outlook

    Global industry demand for farm equipment, driven by farm income, is expected to be relatively flat during 2026 in most major markets compared to 2025. Our net sales are expected to modestly increase in 2026 compared to 2025, resulting from positive pricing, favorable currency translation and sales mix. Operating margins will reflect the impact of higher net sales, positive pricing, relatively flat production volumes and continued cost controls, partially offset by tariff headwinds.

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

December 31, 2025(1)
Credit Facility, expires 2027	$—
5.450% Senior notes due 2027	400.0
5.800% Senior notes due 2034	700.0
0.800% Senior notes due 2028	703.8
EIB Senior term loan due 2029	293.3
EIB Senior term loan due 2030	199.4
Senior term loans due between 2025 and 2028	97.9
____________________________________
(1)    The amounts above are gross of debt issuance costs of an aggregate amount of approximately $9.7 million.

    The Company has a credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“Credit Facility”) that matures on December 19, 2027. In May 2025, the Company amended the Credit Facility with respect to the net leverage ratio financial covenant requirements for the remainder of 2025 and in the event of a future material acquisition. As of December 31, 2025, the Company had no outstanding borrowings under the revolving credit facility and had the ability to borrow $1,250.0 million.

    In addition, the Company has an uncommitted revolving credit facility that allows the Company to borrow up to €200.0 million (or approximately $234.6 million as of December 31, 2025). The credit facility expires on December 31, 2026. As of December 31, 2025, the Company had no outstanding borrowings under the revolving credit facility.

    The Company had redeemable noncontrolling interests of $299.2 million as of December 31, 2025 resulting from the PTx Trimble joint venture transaction, which may require the use of cash in certain instances, beginning in 2027. Refer to Note 2 of the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for further information.

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

    Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness, excluding short-term borrowings due within one year, and stockholders’ equity, was 35.8% and 40.6% at December 31, 2025 and 2024, respectively.

Supplemental Guarantor Financial Information

    On March 21, 2024, the Company issued (i) $400.0 million aggregate principal amount of 5.450% Senior Notes due 2027 (the “2027 Notes”) and (ii) $700.0 million aggregate principal amount of 5.800% Senior Notes due 2034 (the “2034 Notes”, and together with the 2027 Notes, the “Notes”). The 2027 Notes and the 2034 Notes are unsecured and unsubordinated indebtedness of the Company and are guaranteed on a senior unsecured basis, jointly and severally, by AGCO International Holdings B.V., AGCO International GmbH and Massey Ferguson Corp., direct and indirect subsidiaries of the Company (collectively, the “Guarantors”). Refer to Note 12 of the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for further discussion of these debt obligations.

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

Balance Sheet Information

(in millions)	As of December 31, 2025
Current assets(a)	$4,771.1
Noncurrent assets(b)	1,575.9
Current liabilities(c)	4,155.6
Noncurrent liabilities(d)	4,192.5
____________________________________
(a)    Includes amounts due from non-guarantor subsidiaries of $2,628.9 million as of December 31, 2025.
(b)    Includes amounts due from non-guarantor subsidiaries of $108.2 million as of December 31, 2025.
(c)    Includes amounts due to non-guarantor subsidiaries of $2,557.6 million as of December 31, 2025.
(d)    Includes amounts due to non-guarantor subsidiaries of $1,556.0 million as of December 31, 2025.

Statement of Operations Information

(in millions)	Year Ended December 31, 2025
Revenues(a)	$7,333.3
Income from operations	388.0
Net income	187.2
Net income attributable to obligor group	187.2
____________________________________
(a)    Includes intercompany revenues generated from non-guarantor subsidiaries of $5,044.5 million.

    The following tables present summarized financial information of AGCO International GmbH, after elimination of intercompany transactions and balances within the Guarantors and equity in the earnings from and investments in any non-guarantor subsidiary.

Balance Sheet Information

(in millions)	As of December 31, 2025
Current assets(a)	$3,661.3
Noncurrent assets(b)	371.8
Current liabilities(c)	3,281.7
Noncurrent liabilities(d)	1,619.0
____________________________________
(a)    Includes amounts due from non-guarantor subsidiaries of $2,329.1 million as of December 31, 2025.
(b)    Includes amounts due from non-guarantor subsidiaries of $102.6 million as of December 31, 2025.
(c)    Includes amounts due to non-guarantor subsidiaries of $2,368.1 million as of December 31, 2025.
(d)    Includes amounts due to non-guarantor subsidiaries of $1,556.0 million as of December 31, 2025.

Statement of Operations Information

(in millions)	Year Ended December 31, 2025
Revenues(a)	$6,068.4
Income from operations	736.7
Net income	298.9
Net income attributable to obligor group	298.9
____________________________________
(a)    Includes intercompany revenues generated from non-guarantor subsidiaries of $4,752.1 million.

    Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions. The cash received from receivables sold under these accounts receivable sales agreements that remains outstanding as of December 31, 2025 and 2024 was approximately $2.1 billion and $2.3 billion, respectively.

    In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. The cash received from trade receivables sold under factoring arrangements that remain outstanding as of December 31, 2025 and 2024 was approximately $270.5 million and $220.5 million, respectively.

    In order to efficiently manage our liquidity, we generally pay vendors in accordance with negotiated terms. To enable vendors to obtain payment in advance of our payment due dates to them, we have established programs in certain markets with financial institutions under which the vendors have the option to be paid by the financial institutions earlier than the payment due dates. Should we not be able to negotiate extended payment terms with our vendors, or should financial institutions no longer be willing to participate in early payment programs with us, we would expect to have sufficient liquidity to timely pay our vendors without any material impact on us or our financial position. As of December 31, 2025 and 2024, the amount outstanding that remains unpaid to the banks or other intermediaries associated with these programs totaled approximately $31.7 million and $50.6 million, respectively. Refer to Note 11 of the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for further discussion.

Cash Flows

    Cash flows provided by operating activities were approximately $988.1 million during 2025 compared to approximately $689.9 million during 2024. The increase during 2025 compared to 2024 was driven by changes in working capital.

    Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had approximately $1,467.0 million in working capital at December 31, 2025, as compared with $1,312.0 million at December 31, 2024. Inventories as of December 31, 2025 were approximately $2,709.3 million as compared to $2,731.3 million as of December 31, 2024. Accounts and notes receivable, net at December 31, 2025 were approximately $188.0 million lower than at December 31, 2024, primarily due to timing of sales of accounts receivable under our factoring arrangements. Accounts payable and Accrued expenses as of December 31, 2025 were approximately $207.1 million higher than at December 31, 2024.

    Capital expenditures for 2025 were approximately $247.9 million compared to $393.3 million for the same period in 2024.

Share Repurchase Program and Dividends

    On July 9, 2025, the Company's Board of Directors authorized a new share repurchase program authorizing the Company to repurchase up to $1.0 billion of the Company's common stock, which has no expiration date. In November 2025, the Company entered into accelerated share repurchase (“ASR”) agreements with two financial institutions to repurchase an aggregate of $250.0 million of shares of its common stock. The Company received approximately 1,997,204 shares associated with these transactions as of December 31, 2025. In February 2026, the Company received an additional 333,755 shares upon final settlement of its November 2025 ASR agreements. In November 2024, the Company entered into an ASR agreement with a financial institution to repurchase $22.0 million of shares of its common stock. The Company received approximately 228,969 shares associated with the completion of this transaction as of December 31, 2024. In November 2023, the Company entered into an ASR agreement with a financial institution to repurchase $53.0 million of shares of its common stock. The Company received approximately 371,669 shares associated with this transaction as of December 31, 2023. In January 2024, the Company received an additional 82,883 shares upon final settlement of its November 2023 ASR agreement. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within our Consolidated Balance Sheets. As of December 31, 2025, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $785.0 million, which has no expiration date. During the years ended December 31, 2025 and 2024, the Company declared and paid cash dividends of $1.16 and $3.66 per common share, respectively. The Company paid a special variable dividend of $2.50 per common share that was paid during the second quarter of 2024. On January 15, 2026, the Company's Board of Directors declared a regular quarterly dividend of $0.29 per common share to be paid on March 16, 2026, to all stockholders of record as of the close of business on February 13, 2026.

Contractual Obligations and Cash Requirements

    Our material cash requirements include the following contractual and other obligations:

    Indebtedness – As of December 31, 2025, we had approximately $117.7 million of principal payments due within the year ending December 31, 2026 related to indebtedness and certain short-term obligations. In addition, future interest payments of approximately $116.6 million are payable within the next twelve months. Indebtedness amounts reflect the principal amount of our EIB senior term loans, senior notes, credit facility and certain short-term borrowings, gross of any debt issuance costs. Our projected amount of interest payments includes assumptions regarding the future fluctuations in interest rates, as well as borrowings under our revolving credit facility and other variable debt instruments. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. Refer to the discussion above and Note 12 of the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our indebtedness.

    Finance and operating lease obligations – As of December 31, 2025, we had approximately $0.6 million and $55.5 million of payments due during the year ending December 31, 2026, related to finance and operating lease obligations, respectively. Refer to Note 23 of the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our lease obligations.

    Unconditional purchase obligations – As of December 31, 2025, we had approximately $161.6 million of outstanding purchase obligations payable during the year ending December 31, 2026. The Company's unconditional purchase obligations are primarily payable within 12 months.

    Uncertain tax positions – As of December 31, 2025, we had approximately $3.8 million of income tax liabilities related to uncertain income tax provisions connected with ongoing income tax audits in various jurisdictions that we expect to pay or settle within the next 12 months. These liabilities and related income tax audits are subject to statutory expiration. Refer to Note 19 of the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our uncertain tax positions.

    Pensions - It is our objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. We currently expect that we will contribute approximately $2.4 million under our non-U.S. defined benefit pension and postretirement plans during the year ending December 31, 2026. The timing and amounts of future contributions are dependent upon the funding status of the plans, which is expected to vary as a result of changes in interest rates, returns on underlying assets, and other factors. Refer to Note 20 of the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our pension and postretirement plans.

    These obligations comprise a majority of our other short-term and long-term obligations.

Commitments and Off-Balance Sheet Arrangements

Guarantees

    At December 31, 2025, the Company had outstanding guarantees issued to its Argentine finance joint venture, AGCO Capital Argentina S.A. (“AGCO Capital”) of approximately $82.6 million. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to AGCO Capital if end users default on such loans to the extent that, due to non-credit risk, the end users are not able, or not required, to pay their loans, or are required to pay in a different currency than the one agreed in their loan. The Company also has obligations to guarantee indebtedness owed to certain of its finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant. The Company believes the credit risk associated with these guarantees is not material.

    In addition, at December 31, 2025, the Company accrued approximately $11.6 million of outstanding guarantees of residual values that may be owed to its finance joint ventures in the United States and Canada upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantees is approximately $224.1 million.

Other

    We sell certain accounts receivable under factoring arrangements to our finance joint ventures and to financial institutions around the world. We account for the sale of such receivables as off-balance sheet transactions. Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. As of December 31, 2025 and 2024, these finance joint ventures had approximately $107.5 million and $139.2 million, respectively, of outstanding accounts receivable associated with these arrangements. The total finance portfolio in our finance joint ventures was approximately $15.1 billion and $14.5 billion as of December 31, 2025 and 2024, respectively. The total finance portfolio as of December 31, 2025 and 2024 included approximately $12.7 billion and $11.3 billion, respectively, of retail receivables and $2.4 billion and $3.2 billion, respectively, of wholesale receivables from AGCO dealers.

Contingencies

    During 2017, the Company purchased Precision Planting, which provides precision agricultural technology solutions. In 2018, Deere & Company (“Deere”) filed separate complaints in the U.S. District Court of Delaware against the Company and Precision Planting alleging that certain products of those entities infringed certain patents of Deere. The two complaints subsequently were consolidated into a single case, Case No. 1:18-cv-00827-CFC. In July 2022, the case was tried before a jury, which determined that the Company and Precision Planting had not infringed the Deere patents. Following customary post-trial procedures, the Court entered a judgment in the Company’s favor, and Deere appealed the judgment to the U.S. Court of Appeals for the Federal Circuit. On January 24, 2025, the Court ruled in favor of the Company and Precision Planting. Deere did not file for a writ of certiorari from the U.S. Supreme Court within the required time period, and, as a result, the District Court judgment is final.

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

Foreign Currency Risk Management

    We have significant manufacturing locations in the United States, France, Germany, Finland, Italy, China and Brazil, and we purchase a portion of our tractors, other machinery and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in approximately 140 countries throughout the world. The majority of our net sales outside the United States are denominated in the currency of the customer location, with the exception of sales in the Middle East, Africa, Asia and parts of South America, where net sales are primarily denominated in British pounds, Euros or the United States dollar.

    The Company has a wholly-owned subsidiary in Turkey that distributes agricultural equipment and replacement parts. On the basis of available data related to inflation indices and as a result of the devaluation of the Turkish lira relative to the United States dollar, the Turkish economy was determined to be highly inflationary during 2022. A highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. For subsidiaries operating in highly inflationary economies, the United States dollar is the functional currency. Remeasurement adjustments for financial statements in highly inflationary economies and other transactional exchange gains and losses are reported in “Other expense (income), net” within our Consolidated Statements of Operations. For the year ended and as of December 31, 2025, the Company's wholly-owned subsidiary in Turkey had net sales of approximately $262.9 million and total assets of approximately 6.0 billion Turkish lira (or approximately $139.6 million). The monetary assets and liabilities denominated in the Turkish lira were approximately 4.9 billion Turkish lira (or approximately $114.5 million) and approximately 2.7 billion Turkish lira (or approximately $62.6 million), respectively, as of December 31, 2025. The monetary assets and liabilities were remeasured into United States dollars based on exchange rates as of December 31, 2025.

    We also are subject to the risk of the imposition of limitations by governments on international transfers of funds. The Company has a wholly-owned subsidiary in Argentina that assembles and distributes agricultural equipment and replacement parts. In recent years, the Argentine government has substantially limited the ability of companies to transfer funds out of Argentina. Argentina's economy was determined to be highly inflationary during 2018. In December 2023, the central bank of Argentina adjusted the official foreign currency exchange rate for the Argentine peso, significantly devaluing the currency relative to the United States dollar. The December 2023 impact of the devaluation and remeasurement of net monetary assets was approximately $79.9 million. For the year ended and as of December 31, 2025, the Company's wholly-owned subsidiary in Argentina had net sales of approximately $188.4 million and total assets of approximately 313.3 billion pesos (or approximately $216.2 million). The monetary assets of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 85.0 billion pesos (or approximately $58.7 million), inclusive of approximately 16.5 billion pesos (or approximately $11.4 million) in cash and cash equivalents, as of December 31, 2025. The monetary liabilities of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 63.4 billion pesos (or approximately $43.8 million) as of December 31, 2025. The monetary assets and liabilities were remeasured into United States dollars based on exchange rates as of December 31, 2025. The Company's finance joint venture in Argentina, AGCO Capital, has net monetary assets denominated in pesos at the official government rate of approximately 4.3 billion pesos (or approximately $3.0 million) as of December 31, 2025. All gains and losses resulting from AGCO Capital's remeasurement of its monetary asset and liabilities are reported in “Equity in net earnings of affiliates” within the Company's

Consolidated Statements of Operations. If limitations on transfer of funds remain, we may be subject to future losses on the net monetary assets described above.

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

    The total notional value of our foreign currency instruments was $3,676.5 million and $4,187.9 million, including $600.0 million and $600.0 million related to net investment hedges, as of December 31, 2025 and 2024, respectively, inclusive of both those instruments that are designated and qualified for hedge accounting and non-designated derivative instruments. We enter into cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, and we enter into foreign currency contracts to economically hedge receivables and payables on our balance sheets that are denominated in foreign currencies other than the functional currency. In addition, we use derivative and non-derivative instruments to hedge a portion of our net investment in foreign operations against adverse movements in exchange rates. Refer to Note 14 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for further information about our hedging transactions and derivative instruments.

    Assuming a 10% change relative to the currency of the hedge contracts, the fair value of the foreign currency instruments could be negatively impacted by approximately $25.6 million as of December 31, 2025. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would largely be offset by losses and gains on the underlying firm commitment or forecasted transaction. The gains and losses on the Company’s net investment in the designated foreign operations driven by changes in foreign exchange rates would largely be offset by movements in the fair value of the cross currency swap contracts or foreign currency denominated debt.

Interest Rate Risk

    Our interest expense is, in part, sensitive to the general level of interest rates. We manage our exposure to interest rate risk through our mix of floating rate and fixed rate debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. Refer to Note 12 and Note 14 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information.

    Based on our floating rate debt and our accounts receivable sales facilities outstanding at December 31, 2025, a 10% increase in interest rates would have increased collectively, “Interest expense, net” and “Other expense (income), net” for the year ended December 31, 2025, by approximately $7.8 million.

Recent Accounting Pronouncements

    Refer to Note 1 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

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

    At December 31, 2025 and 2024, we had recorded an allowance for discounts and sales incentives of approximately $951.8 million and $1,018.8 million, respectively, that will be paid either through a reduction of future cash settlements of receivables and through credit memos to our dealers or through reductions in retail financing rates paid to our finance joint ventures. If we were to allow an additional 1% of sales incentives and discounts at the time of retail sale for those sales subject to such discount programs, our reserve would increase by approximately $33.1 million as of December 31, 2025. Conversely, if we were to decrease our sales incentives and discounts by 1% at the time of retail sale, our reserve would decrease by approximately $33.1 million as of December 31, 2025.

Deferred Income Taxes and Uncertain Income Tax Positions

    We recorded an income tax provision (benefit) of $(77.4) million in 2025 compared to $98.4 million in 2024 and $230.4 million in 2023. Our tax provision and effective tax rate are impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes, losses in jurisdictions where no income tax benefit is recorded and provisions for unrecognized income tax benefits related to uncertain tax positions. The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which we operate. Future changes in applicable laws, projected levels of taxable income, and tax planning could change the effective tax rate and tax balances recorded by us. In addition, tax authorities periodically review income tax returns filed by us and can raise issues regarding our filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. We believe that we have adequately provided for any reasonably foreseeable resolution of these matters.

    At December 31, 2025 and 2024, we had gross deferred tax assets of $962.0 million and $651.5 million, respectively, including $112.2 million and $30.3 million, respectively, related to net operating loss carryforwards. We maintain a valuation allowance to reserve a portion of our net deferred tax assets in the U.S. and certain foreign jurisdictions. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets may not be realized. At December 31, 2025 and 2024, we had total valuation allowances as an offset to our gross deferred tax assets of $179.5 million and $147.2 million, respectively. These valuation allowances are held against deferred tax assets (including net operating loss carryforwards and certain other tax attributes) in the U.S. and certain foreign jurisdictions. Realization of the remaining deferred tax assets as of December 31, 2025 depends on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets should be able to be realized.

    We recognize income tax benefits from uncertain tax positions only when there is a more than 50% likelihood that the tax positions will be sustained upon examination by the taxing authorities based on the technical merits of the positions. As of December 31, 2025 and 2024, we had approximately $469.9 million and $387.4 million, respectively, of gross unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2025 and 2024, we had approximately $3.8 million and $9.3 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. At December 31, 2025 and 2024, the Company had approximately $465.8 million and $378.4 million, respectively, of accrued taxes reflected in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2025 and 2024, we had accrued interest and penalties related to unrecognized tax benefits of approximately $34.7 million and $30.9 million, respectively. Refer to Note 19 of our Consolidated Financial Statements for further discussion of our uncertain income tax positions.

Pensions

    We sponsor qualified defined benefit pension plans covering certain employees, principally in the United Kingdom, Germany, Switzerland, Finland, France, Norway and Argentina.

    In the United States, we maintain an unfunded, nonqualified defined benefit pension plan for certain senior executives, which is our Executive Nonqualified Pension Plan (“ENPP”). The ENPP is closed to new entrants and, as of December 31, 2024, future benefit accruals were frozen.

    The Company merged its U.S. qualified defined benefit pension plans for hourly and salaried employees into one plan (the “Plan”) on December 31, 2023 and finalized the termination of the Plan in 2024. In connection with the termination process, the Company offered a lump sum benefit payout option to Plan participants, and the remaining assets of the Plan were used to purchase a group annuity contract that transferred the remaining plan liabilities to an insurance carrier. The termination process was finalized by December 31, 2024 and the settlement resulted in the recognition of approximately $18.5 million within “Other expense (income), net” within the Company's Consolidated Statements of Operations.

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

    For the years ended December 31, 2025 and 2024, we used a globally consistent methodology to set the discount rate in the countries where our largest benefit obligations exist. In the United States, the United Kingdom and the Euro Zone, we constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of our benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the portfolio is constructed is consistent.

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

    Our U.S. ENPP and U.K. defined benefit pension plans comprise approximately 83.1% of our consolidated projected benefit obligation as of December 31, 2025. The effects of a 25 basis point change in certain actuarial assumptions on the 2025 net annual pension and ENPP costs and related benefit obligations as of December 31, 2025 would be as follows:

	Year-end Benefit Obligation		2025 Net Annual Pension Cost
	25 basis point increase	25 basis point decrease	25 basis point increase	25 basis point decrease
Discount rate:
U.S. ENPP	$(2.0)	$2.1	$0.1	$(0.1)
U.K. defined benefit pension plans	(9.4)	9.7	(0.1)	0.1

	2025 Net Annual Pension Cost
	25 basis point increase	25 basis point decrease
Long-term rate of return on plan assets:
U.S. ENPP(1)	$—	$—
U.K. defined benefit pension plans	(1.2)	1.2
___________________________________
(1)    The U.S. ENPP is an unfunded plan.

    Unrecognized actuarial net losses related to our defined benefit pension plans and ENPP were $260.4 million as of December 31, 2025 compared to $256.7 million as of December 31, 2024. The increase in unrecognized net actuarial losses between years is primarily due to the termination of the U.S. qualified defined benefit plan in the prior year, as well as the total net impact of the changes in the assumptions, specifically the decrease in the discount rate. The unrecognized net actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. For some of our defined benefit pension plans, these losses, to the extent they exceed 10% of the greater of the plan’s liabilities or the fair value of assets (“the gain/loss corridor”), will be amortized on a straight-line basis over the periods discussed as follows. For our U.K. defined benefit pension plan, the population covered is predominantly inactive participants, and losses related to those plans, to the extent they exceed the gain/loss corridor, will be amortized over the average remaining lives of those participants while covered by the respective plan. For our ENPP, the population is predominantly active participants, and losses related to the plan will be amortized over the average future working lifetime of the active participants expected to receive benefits. As of December 31, 2025, the average amortization periods were as follows:

	ENPP	U.K. Plan
Average amortization period of losses related to defined benefit pension plans	6.5 years	16.3 years

    Unrecognized prior service cost related to our defined benefit pension plans was $28.3 million as of December 31, 2025 compared to $29.8 million as of December 31, 2024.

    As of December 31, 2025, our unfunded or underfunded obligations related to our defined benefit pension plans and ENPP were approximately $61.9 million, primarily related to our defined benefit pension plans in Europe. In 2025, we contributed approximately $14.8 million towards those obligations, and we expect to fund approximately $14.8 million in 2026. Future funding is dependent upon compliance with local laws and regulations and changes to those laws and regulations in the future, as well as the generation of operating cash flows in the future.

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

    The annual impairment tests completed as of October 1, 2025 indicated the fair value of each of the Company's reporting units was substantially above its respective carrying value except for the PTx North America reporting unit, which is part of the North America operating segment. The results of the impairment test indicated the fair value in excess of the carrying value of our PTx North America reporting unit was approximately 16%. We estimated the fair value of the PTx North America reporting unit using a combination of an income and market approach. The most critical assumptions used in the calculation of the fair value of the reporting unit were the forecasted revenue growth and the discount rate used in the discounted cash flow model as well as the selection of peer companies and respective revenue multiples used in the guideline public company method. If we had changed the discount rate assumption used to estimate the fair value of our PTx North America reporting unit as of the annual impairment test under the income approach, in isolation, it would have resulted in a change in the fair value in excess of the carrying value of this reporting unit. An increase in the discount rate of 1.0 percent would have decreased the headroom to approximately 3% while a decrease in the discount rate of 1.0 percent would have increased the headroom to approximately 32%.

    As of December 31, 2025, we had approximately $1,898.8 million of goodwill. While our annual impairment testing in 2025 supports the carrying amount of this goodwill, we may be required to re-evaluate the carrying amount in future periods, thus utilizing different assumptions that reflect the then current market conditions and expectations, and, therefore, we could conclude that an impairment has occurred.

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

Item 8.        Financial Statements and Supplementary Data

    The following Consolidated Financial Statements of AGCO Corporation for each of the years in the three-year period ended December 31, 2025 are included in this Item:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AGCO Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AGCO Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the reserve and allowance for volume discount and sales incentive programs in certain geographic regions

As discussed in Note 1 to the consolidated financial statements, the Company provides various volume discount and sales incentive programs with respect to its products. As of December 31, 2025, the Company had accrued volume discounts and sales incentives of approximately $927.2 million and an allowance for sales incentive discounts of approximately $24.6 million. Sales incentive programs include reductions in invoice prices, reductions in retail finance rates, dealer commissions and dealer incentive allowances. Volume discounts and sales incentives are recorded at the time of sale as a reduction of revenue using the expected value method.

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

Assessment of gross unrecognized income tax benefits in certain jurisdictions

As discussed in Note 19 to the consolidated financial statements, the Company has recorded a liability for gross unrecognized income tax benefits of approximately $469.9 million as of December 31, 2025. The Company recognizes income tax benefits from uncertain tax positions only when there is a more than 50% likelihood that the tax positions will be sustained upon examination by the taxing authorities based on the technical merits of the positions.

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

Assessment of goodwill impairment for a certain reporting unit

As discussed in Note 1 to the consolidated financial statements, the Company evaluates goodwill for impairment annually as of October 1 and when events or circumstances indicate that the fair value of a reporting unit may be below its carrying value. As of December 31, 2025, the Company has $1,898.8 million of goodwill. The Company performs its goodwill impairment analyses using either a qualitative or a quantitative assessment. The fair values of the reporting units are determined based on a combination of valuation techniques, including an income approach and guideline public company method. Based on the Company’s analysis, the Company determined that the fair value of a certain reporting unit was in excess of the carrying value and therefore did not record any goodwill impairment for this reporting unit.

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

Atlanta, Georgia
February 13, 2026

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended December 31,
	2025	2024	2023
Net sales	$10,082.0	$11,661.9	$14,412.4
Cost of goods sold	7,515.2	8,762.8	10,635.0
Gross profit	2,566.8	2,899.1	3,777.4
Operating expenses:
Selling, general and administrative expenses	1,309.3	1,397.7	1,454.5
Engineering expenses	487.7	493.0	548.8
Amortization of intangibles	71.1	81.0	57.7
Impairment charges	10.0	369.5	4.1
Restructuring and business optimization expenses	82.2	172.7	11.9
Loss on sale of business	10.8	507.3	—
Income (loss) from operations	595.7	(122.1)	1,700.4
Interest expense, net	66.4	93.0	4.6
Other expense (income), net	(72.7)	218.5	362.3
Income (loss) before income taxes and equity in net earnings of affiliates	602.0	(433.6)	1,333.5
Income tax provision (benefit)	(77.4)	98.4	230.4
Income (loss) before equity in net earnings of affiliates	679.4	(532.0)	1,103.1
Equity in net earnings of affiliates	39.6	46.4	68.2
Net income (loss)	719.0	(485.6)	1,171.3
Net loss attributable to noncontrolling interests	7.5	60.8	0.1
Net income (loss) attributable to AGCO Corporation	$726.5	$(424.8)	$1,171.4
Net income (loss) per common share attributable to AGCO Corporation:
Basic	$9.76	$(5.69)	$15.66
Diluted	$9.75	$(5.69)	$15.63
Cash dividends declared and paid per common share	$1.16	$3.66	$6.10
Weighted average number of common and common equivalent shares outstanding:
Basic	74.4	74.6	74.8
Diluted	74.5	74.7	74.9
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$719.0	$(485.6)	$1,171.3
Other comprehensive income (loss):
Defined pension and postretirement benefit plans, net of tax:
Prior service cost arising during the year	(0.1)	(0.9)	—
Net loss (gain) recognized due to settlement	(0.2)	14.0	0.4
Net actuarial loss arising during the year	(11.4)	(2.2)	(16.1)
Amortization of prior service cost	1.5	1.1	1.3
Amortization of net actuarial losses	5.6	7.8	7.0
Deferred gains and losses on derivatives, net of tax:
Net changes in fair value of derivatives	0.8	3.4	(8.9)
Net losses (gains) reclassified from accumulated other comprehensive loss into income	(6.5)	6.3	9.0
Foreign currency translation adjustments	144.9	(226.6)	102.3
Other comprehensive income (loss)	134.6	(197.1)	95.0
Comprehensive income (loss)	853.6	(682.7)	1,266.3
Comprehensive loss attributable to noncontrolling interests	0.9	63.1	0.1
Comprehensive income (loss) attributable to AGCO Corporation	$854.5	$(619.6)	$1,266.4
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$861.8	$612.7
Accounts and notes receivable, net	1,079.4	1,267.4
Inventories, net	2,709.3	2,731.3
Other current assets	545.6	526.6
Total current assets	5,196.1	5,138.0
Property, plant and equipment, net	1,996.2	1,818.6
Right-of-use lease assets	167.3	168.9
Investments in affiliates	609.9	519.6
Deferred tax assets	905.5	561.0
Other assets	481.0	435.2
Intangible assets, net	673.0	728.9
Goodwill	1,898.8	1,820.4
Total assets	$11,927.8	$11,190.6
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings due within one year	$117.7	$415.2
Accounts payable	951.0	813.0
Accrued expenses	2,538.7	2,469.6
Other current liabilities	121.7	128.2
Total current liabilities	3,729.1	3,826.0
Long-term debt, less current portion and debt issuance costs	2,323.1	2,233.3
Operating lease liabilities	122.1	127.5
Pension and postretirement health care benefits	169.2	155.6
Deferred tax liabilities	126.5	125.0
Other noncurrent liabilities	885.1	680.3
Total liabilities	7,355.1	7,147.7
Commitments and contingencies (Note 22)
Redeemable noncontrolling interests	299.2	300.1
Stockholders’ Equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2025 and 2024	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 72,629,310 and 74,420,952 shares issued and outstanding at December 31, 2025 and 2024, respectively	0.7	0.7
Additional paid-in capital	0.5	—
Retained earnings	6,047.2	5,645.0
Accumulated other comprehensive loss	(1,774.9)	(1,902.9)
Total stockholders’ equity	4,273.5	3,742.8
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$11,927.8	$11,190.6
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
	Redeemable Noncontrolling Interests	Shares	Amount
Balance, December 31, 2022	$—	74,600,815	$0.7	$30.2	$5,654.6	$(1,803.1)	$0.2	$3,882.6
Net income (loss)	—	—	—	—	1,171.4	—	(0.1)	1,171.3
Adoption of ASU 2016-13 by finance joint ventures	—	—	—	—	(5.5)	—	—	(5.5)
Payment of dividends to stockholders	—	—	—	—	(457.4)	—	—	(457.4)
Issuance of non-employee director restricted stock	—	10,524	—	1.5	—	—	—	1.5
Issuance of stock awards	—	256,709	—	(20.5)	—	—	—	(20.5)
SSARs exercised	—	21,594	—	(2.1)	—	—	—	(2.1)
Stock compensation	—	—	—	44.9	—	—	—	44.9
Purchases and retirement of common stock	—	(371,669)	—	(49.9)	(3.1)	—	—	(53.0)
Defined pension and postretirement benefit plans, net of tax	—	—	—	—	—	(7.4)	—	(7.4)
Deferred gains and losses on derivatives, net of tax	—	—	—	—	—	0.1	—	0.1
Foreign currency translation adjustments	—	—	—	—	—	102.3	—	102.3
Balance, December 31, 2023	—	74,517,973	0.7	4.1	6,360.0	(1,708.1)	0.1	4,656.8
Net income (loss)	(60.8)	—	—	—	(424.8)	—	—	(424.8)
Payment of dividends to stockholders	—	—	—	—	(273.1)	—	—	(273.1)
Issuance of non-employee director restricted stock	—	12,842	—	1.7	—	—	—	1.7
Issuance of stock awards	—	198,601	—	(13.5)	(0.5)	—	—	(14.0)
SSARs exercised	—	3,388	—	(0.2)	—	—	—	(0.2)
Stock compensation	—	—	—	10.2	—	—	—	10.2
Purchases and retirement of common stock	—	(311,852)	—	(5.4)	(16.6)	—	—	(22.0)
Sale of minority interest	—	—	—	—	—	—	(0.1)	(0.1)
Equity transaction associated with JCA noncontrolling interest	—	—	—	3.1	—	—	—	3.1
Initial fair value of redeemable noncontrolling interests	355.1	—	—	—	—	—	—	—
Investment by redeemable noncontrolling interest	8.1	—	—	—	—	—	—	—
Defined pension and postretirement benefit plans, net of tax	—	—	—	—	—	19.8	—	19.8
Deferred gains and losses on derivatives, net of tax	—	—	—	—	—	9.7	—	9.7
Foreign currency translation adjustments	(2.3)	—	—	—	—	(224.3)	—	(224.3)
Balance, December 31, 2024	300.1	74,420,952	0.7	—	5,645.0	(1,902.9)	—	3,742.8
Net income (loss)	(7.5)	—	—	—	726.5	—	—	726.5
Payment of dividends to stockholders	—	—	—	—	(86.5)	—	—	(86.5)
Issuance of non-employee director restricted stock	—	16,738	—	1.5	—	—	—	1.5
Issuance of stock awards	—	185,717	—	(7.0)	(4.4)	—	—	(11.4)
SSARs exercised	—	3,107	—	(0.3)	—	—	—	(0.3)
Stock compensation	—	—	—	25.2	—	—	—	25.2
Purchases and retirement of common stock	—	(1,997,204)	—	(18.9)	(233.4)	—	—	(252.3)
Defined pension and postretirement benefit plans, net of tax	—	—	—	—	—	(4.6)	—	(4.6)
Deferred gains and losses on derivatives, net of tax	—	—	—	—	—	(5.7)	—	(5.7)
Foreign currency translation adjustments	6.6	—	—	—	—	138.3	—	138.3
Balance, December 31, 2025	$299.2	72,629,310	$0.7	$0.5	$6,047.2	$(1,774.9)	$—	$4,273.5
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$719.0	$(485.6)	$1,171.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	256.5	251.2	230.4
Amortization of intangibles	71.1	81.0	57.7
Stock compensation expense	28.4	18.4	46.4
Impairment charges	10.0	369.5	4.1
Loss on sale of business	10.8	507.3	—
Gain on sale of investment in affiliate	(251.9)	—	—
U.S. pension plan termination and settlement	—	18.5	—
Equity in net earnings of affiliates, net of cash received	(20.6)	(29.4)	(36.4)
Deferred income tax benefit	(366.5)	(102.7)	(264.4)
Other	35.7	32.2	6.7
Changes in operating assets and liabilities:
Accounts and notes receivable, net	231.0	59.1	(443.8)
Inventories, net	237.5	308.8	(164.4)
Other current and noncurrent assets	(17.1)	(36.7)	(243.0)
Accounts payable	43.4	(224.9)	(191.6)
Accrued expenses	(114.1)	(190.2)	566.5
Other current and noncurrent liabilities	114.9	113.4	363.6
Total adjustments	269.1	1,175.5	(68.2)
Net cash provided by operating activities	988.1	689.9	1,103.1
Cash flows from investing activities:
Purchases of property, plant and equipment	(247.9)	(393.3)	(518.1)
Proceeds from sale of property, plant and equipment	2.0	2.1	11.8
Purchase of businesses, net of cash acquired	—	(1,903.7)	(9.8)
Proceeds from sale of business	(1.8)	630.7	—
Sale of (investments in) unconsolidated affiliates, net	236.8	(7.4)	(21.6)
Proceeds from cross currency swap contract	—	22.6	—
Other	(17.4)	(1.4)	(8.0)
Net cash used in investing activities	(28.3)	(1,650.4)	(545.7)
Cash flows from financing activities:
Proceeds from indebtedness	57.0	1,875.7	329.8
Repayments of indebtedness	(436.7)	(513.4)	(458.6)
Purchases and retirement of common stock	(250.0)	(22.0)	(53.0)
Payment of dividends to stockholders	(86.5)	(273.1)	(457.4)
Payment of minimum tax withholdings on stock compensation	(13.0)	(14.1)	(21.6)
Payment of debt issuance costs	—	(15.7)	(10.9)
Investments by noncontrolling interests, net	—	8.1	—
Net cash provided by (used in) financing activities	(729.2)	1,045.5	(671.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18.5	(67.8)	(79.7)
Increase (decrease) in cash, cash equivalents and restricted cash	249.1	17.2	(194.0)
Cash, cash equivalents and restricted cash, beginning of year	612.7	595.5	789.5
Cash, cash equivalents and restricted cash, end of year	$861.8	$612.7	$595.5
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

    AGCO Corporation (“AGCO” or the “Company”) is a global leader in agricultural machinery and precision agriculture technologies. Driven by a Farmer-First strategy, AGCO delivers value through its differentiated leading brands, Fendt™, Massey Ferguson™, PTx™ and Valtra™. AGCO’s high-performance equipment and smart farming solutions, including brand-agnostic retrofit technologies and autonomous offerings, empower farmers to drive productivity while sustainably feeding the world. The Company distributes most of its products through a combination of approximately 2,800 independent dealers and distributors. The Company also utilizes associates and licensees to provide a distribution channel for its products. In addition, the Company provides retail and wholesale financing through its finance joint ventures with Coöperatieve Rabobank U.A., which together with its affiliates, the Company refers to as “Rabobank.”

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

    The Company has a wholly-owned subsidiary in Turkey that distributes agricultural equipment and replacement parts. On the basis of available data related to inflation indices and as a result of the devaluation of the Turkish lira relative to the United States dollar, the Turkish economy was determined to be highly inflationary during 2022. A highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. For subsidiaries operating in highly inflationary economies, the United States dollar is the functional currency. Remeasurement adjustments for financial statements in highly inflationary economies and other transactional exchange gains and losses are reported in “Other expense (income), net” within the

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company's Consolidated Statements of Operations. For the year ended and as of December 31, 2025, the Company's wholly-owned subsidiary in Turkey had net sales of approximately $262.9 million and total assets of approximately 6.0 billion Turkish lira (or approximately $139.6 million). The monetary assets and liabilities denominated in the Turkish lira were approximately 4.9 billion Turkish lira (or approximately $114.5 million) and approximately 2.7 billion Turkish lira (or approximately $62.6 million), respectively, as of December 31, 2025. The monetary assets and liabilities were remeasured into United States dollars based on exchange rates as of December 31, 2025.

    The Company has a wholly-owned subsidiary in Argentina that assembles and distributes agricultural equipment and replacement parts. In recent years, the Argentine government has substantially limited the ability of companies to transfer funds out of Argentina. Argentina's economy was determined to be highly inflationary during 2018. In December 2023, the central bank of Argentina adjusted the official foreign currency exchange rate for the Argentine peso, significantly devaluing the currency relative to the United States dollar. For the year ended and as of December 31, 2025, the Company's wholly-owned subsidiary in Argentina had net sales of approximately $188.4 million and total assets of approximately 313.3 billion pesos (or approximately $216.2 million). The monetary assets of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 85.0 billion pesos (or approximately $58.7 million), inclusive of approximately 16.5 billion pesos (or approximately $11.4 million) in cash and cash equivalents, as of December 31, 2025. The monetary liabilities of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 63.4 billion pesos (or approximately $43.8 million) as of December 31, 2025. The monetary assets and liabilities were remeasured into United States dollars based on exchange rates as of December 31, 2025. The Company's finance joint venture in Argentina, AGCO Capital Argentina S.A. (“AGCO Capital”) has net monetary assets denominated in pesos at the official government rate of approximately 4.3 billion pesos (or approximately $3.0 million) as of December 31, 2025. All gains and losses resulting from AGCO Capital's remeasurement of its monetary assets and liabilities are reported in “Equity in net earnings of affiliates” within the Company's Consolidated Statements of Operations.

Cash, Cash Equivalents and Restricted Cash

    Cash and cash equivalents reported in the Consolidated Balance Sheets as of December 31, 2025, 2024 and 2023 and cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023 are as follows (in millions):

	December 31, 2025	December 31, 2024	December 31, 2023
Cash(1)	$424.5	$342.5	$463.8
Cash equivalents(2)	436.6	269.5	131.2
Restricted cash(3)	0.7	0.7	0.5
Total	$861.8	$612.7	$595.5
____________________________________
(1)    Consisted primarily of cash on hand and bank deposits.
(2)    Consisted primarily of money market deposits, certificates of deposit and overnight investments. The Company considers all investments with an original maturity of three months or less to be cash equivalents.
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

Accounts and Notes Receivable

    Accounts and notes receivable arise from the sale of equipment and replacement parts to independent dealers, distributors or other customers. In the United States and Canada, receivables arising from sales to dealers are immediately due upon a retail sale of the underlying equipment by the dealer. If not previously paid by the dealer in the United States and Canada, installment payments are required generally beginning after the interest-free period with the remaining outstanding equipment balance generally due within 12 months after shipment or delivery. These interest-free periods vary by product and generally range from one to 12 months. In limited circumstances, the Company provides sales terms, and in some cases,

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

interest-free periods that are longer than 12 months for certain products. These are typically specified programs predominantly in the United States and Canada, that allow for interest-free periods and due dates of up to 24 months for certain products depending on the year of the sale and the dealer or distributor’s ordering or sales volume during the preceding year. Interest generally is charged at or above prime lending rates on the outstanding receivable balances after shipment or delivery and after interest-free periods. Sales terms of some highly seasonal products provide for payment and due dates based on a specified date during the year regardless of the shipment date. Equipment sold to dealers in the United States and Canada is paid in full on average within 12 months of shipment. Sales of replacement parts generally are payable within 30 days of shipment, with terms for some larger, seasonal stock orders generally requiring payment within six months of shipment. Under normal circumstances, equipment may not be returned. Replacement parts are generally returnable if they meet certain criteria. The Company makes an estimate of product returns at the time of sale based on historical experience. In certain regions, with respect to most equipment sales, including the United States and Canada, the Company is obligated to repurchase equipment and replacement parts upon cancellation of a dealer or distributor contract. These obligations are required by national, state or provincial laws and require the Company to repurchase a dealer or distributor’s unsold inventory, including inventories for which the receivable already has been paid. Actual interest-free periods are shorter than described above because the equipment receivable from dealers or distributors in some countries, such as in the United States and Canada, is generally due immediately upon sale of the equipment to a retail customer as discussed above. Receivables can also be paid prior to terms specified in sales agreements. Under normal circumstances, interest is not forgiven and interest-free periods are not extended.

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

    The following summarizes by geographic region, as a percentage of the Company’s consolidated net sales, amounts with maximum interest-free periods as presented below (in millions):

Year Ended December 31, 2025	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
0 to 6 months	$1,157.0	$1,115.6	$6,726.8	$564.2	$9,563.6	94.9%
7 to 12 months	495.0	—	9.9	—	504.9	5.0%
13 to 24 months	13.5	—	—	—	13.5	0.1%
	$1,665.5	$1,115.6	$6,736.7	$564.2	$10,082.0	100.0%

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

    The Company provides various volume bonus and sales incentive programs with respect to its products. These sales incentive programs include reductions in invoice prices, reductions in retail financing rates, dealer commissions and dealer incentive allowances. In most cases, incentive programs are established and communicated to the Company’s dealers on a quarterly basis. The incentives are paid either at the time of the cash settlement of the receivable (which is generally at the time of retail sale), at the time of retail financing, at the time of warranty registration, or at a subsequent time based on dealer purchase volumes. The incentive programs are product-line specific and generally do not vary by dealer. The cost of sales incentives associated with dealer commissions and dealer incentive allowances is estimated based upon the terms of the programs and historical experience, is based on a percentage of the sales price, and estimates for sales incentives are made and recorded at the time of sale for expected incentive programs using the expected value method. These estimates are reassessed each reporting period and are revised in the event of subsequent modifications to incentive programs, as they are communicated to dealers. The related provisions and accruals are made on a product or product-line basis and are monitored for adequacy and revised at least quarterly in the event of subsequent modifications to the programs. Interest rate subsidy payments, which are a

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

reduction in retail finance rates, are recorded in the same manner as dealer commissions and dealer incentive allowances. Volume discounts are estimated and recognized based on historical experience, and related reserves are monitored and adjusted based on actual dealer purchase volumes and the dealer’s progress towards achieving specified cumulative target levels. Estimates of these incentives are based on the terms of the programs and historical experience. All incentive programs are recorded and presented as a reduction of revenue, due to the fact that the Company does not receive a distinct good or service in exchange for the consideration provided. In the United States and Canada, reserves for incentive programs related to accounts receivable not sold to the Company’s U.S. and Canadian finance joint ventures are recorded as “Accounts receivable allowances” within the Company’s Consolidated Balance Sheets due to the fact that the incentives are paid through a reduction of future cash settlement of the receivable. Globally, reserves for incentive programs that will be paid in cash or credit memos, as is the case with most of the Company’s volume discount programs, as well as sales with incentives associated with accounts receivable sold to its finance joint ventures, are recorded within “Accrued expenses” within the Company’s Consolidated Balance Sheets.

    Accounts and notes receivable are shown net of allowances for sales incentive discounts available to dealers and for credit losses. Cash flows related to the collection of receivables are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows. Accounts and notes receivable allowances at December 31, 2025 and 2024 were as follows (in millions):

	2025	2024
Sales incentive discounts	$24.6	$57.8
Allowance for credit losses	49.9	41.8
	$74.5	$99.6

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

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged to Costs and Expenses	Write-offs	Deductions(1)	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2025
Allowances for credit losses	$41.8	$—	$7.0	$(1.9)	$—	$3.0	$49.9
Year ended December 31, 2024
Allowances for credit losses	$31.9	$—	$22.0	$(4.2)	$(5.5)	$(2.4)	$41.8
Year ended December 31, 2023
Allowances for credit losses	$31.3	$—	$4.2	$(4.6)	$—	$1.0	$31.9
____________________________________
(1)    Deductions are the result of the sale of the majority of the Company's Grain & Protein business. Refer to Note 3 for additional information.

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

    The results of the goodwill impairment analyses conducted as of October 1, 2025 indicated that no impairment existed and no reduction in the carrying amount of goodwill was required.

    The results of the goodwill impairment analyses conducted as of October 1, 2024, indicated that the carrying value of the net assets of the Company’s PTx Trimble North America reporting unit, which is part of the North America operating segment, was in excess of the fair value of the reporting unit, and therefore, the Company recorded an impairment charge of approximately $351.0 million within “Impairment charges” in the Company’s Consolidated Statements of Operations. The results of the goodwill impairment analyses conducted as of October 1, 2023 indicated that no impairment existed and no reduction in the carrying amount of goodwill was required. The Company’s accumulated goodwill impairment is approximately $708.2 million related to the PTx Trimble reporting unit in North America as noted above and in 2019, 2012 and 2006 pertaining to its grain storage and protein production systems business in Europe/Middle East, its Chinese harvesting reporting unit and its former sprayer reporting unit, respectively. The Company’s former grain storage and protein production systems Europe/Middle East reporting unit operated within the Europe/Middle East geographical reportable segment. The Chinese harvesting business operates within the Asia/Pacific/Africa geographical reportable segment and the former sprayer reporting unit operated within the North American geographical reportable segment.

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

Research and Development Expenses

    Research and development expenses are expensed as incurred and are included in “Engineering expenses” in the Company’s Consolidated Statements of Operations. Research and development expenses for the years ended December 31, 2025, 2024 and 2023 totaled approximately $374.5 million, $381.3 million and $420.9 million, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Advertising Costs

    The Company expenses all advertising costs as incurred. Cooperative advertising costs normally are expensed at the time the revenue is earned. Advertising expenses for the years ended December 31, 2025, 2024 and 2023 totaled approximately $40.9 million, $53.4 million and $56.4 million, respectively.

Shipping and Handling Expenses

    All shipping and handling fees charged to customers are included as a component of net sales, and are associated with freight activities after the customer has obtained control. Shipping and handling costs are accounted for as fulfillment costs and are expensed at the time revenue is recognized within “Cost of goods sold,” with the exception of certain handling costs included in “Selling, general and administrative expenses” in the amount of $53.7 million, $54.5 million and $52.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Interest Expense, Net

    Interest expense, net for the years ended December 31, 2025, 2024 and 2023 consisted of the following (in millions):

	2025	2024	2023
Interest expense	$123.0	$159.3	$68.8
Interest income	(56.6)	(66.3)	(64.2)
	$66.4	$93.0	$4.6

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Comprehensive Income (Loss)

    The Company reports comprehensive income (loss), defined as the total of net income (loss) and all other non-owner changes in equity, and the components thereof in its Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Comprehensive Income (Loss). The components of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2025, 2024 and 2023 are as follows (in millions):

	AGCO Corporation			Redeemable Noncontrolling Interests
	2025			2025
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined pension and postretirement benefit plans	$(6.7)	$2.1	$(4.6)	$—
Deferred gains and losses on derivatives	(7.1)	1.4	(5.7)	—
Foreign currency translation adjustments	138.3	—	138.3	6.6
Total components of other comprehensive income	$124.5	$3.5	$128.0	$6.6

	AGCO Corporation			Redeemable and Nonredeemable Noncontrolling Interests
	2024			2024
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined pension and postretirement benefit plans	$26.7	$(6.9)	$19.8	$—
Deferred gains and losses on derivatives	13.0	(3.3)	9.7	—
Foreign currency translation adjustments	(224.3)	—	(224.3)	(2.3)
Total components of other comprehensive loss	$(184.6)	$(10.2)	$(194.8)	$(2.3)

	AGCO Corporation			Noncontrolling Interests
	2023			2023
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined pension and postretirement benefit plans	$(10.0)	$2.6	$(7.4)	$—
Deferred gains and losses on derivatives	(0.3)	0.4	0.1	—
Foreign currency translation adjustments	102.3	—	102.3	—
Total components of other comprehensive income	$92.0	$3.0	$95.0	$—

Derivatives

    The Company uses derivative and non-derivative instruments to manage its exposure to market risks, such as changes in foreign currency exchange rates, commodity prices and interest rates. The Company does not enter into derivative transactions for speculative purposes. The Company's derivative instruments are recognized as either assets or liabilities on the Consolidated Balance Sheets and measured at fair value. The accounting for changes in the fair value of each derivative financial instrument depends on whether it has been designated and qualifies as an accounting hedge, as well as the type of hedging relationship identified. Refer to Note 14 for additional information regarding the Company’s derivative instruments and hedging activities.

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

    In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The requirements will be effective for annual periods beginning after December 15, 2024, and may be applied prospectively or retrospectively. Early adoption is permitted. The Company adopted the new standard prospectively for the period ending December 31, 2025. Refer to Note 19 for further details.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

    The following unaudited pro forma financial information presents the consolidated results of operations as if the OneAg acquisition had occurred on January 1, 2023. OneAg's pre-acquisition results have been added to the Company's historical results. The pro forma results (in millions) contained in the table below include adjustments for (i) the elimination of sales between the Company and OneAg, (ii) amortization of acquired intangible assets, (iii) interest expense and amortization of debt issuance costs related to borrowings under the Senior Notes due 2027 and 2034 and term loan facility and (iv) transaction-related costs as if these had been incurred on January 1, 2023 for the periods ending December 31, 2024 and 2023, respectively.

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

    The amounts of PTx Trimble's net sales and net loss attributable to AGCO Corporation consolidated by the Company since the acquisition date through December 31, 2024 were $171.3 million and $350.9 million, respectively.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.    PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment, net at December 31, 2025 and 2024 consisted of the following (in millions):

	2025	2024
Land	$162.5	$141.8
Buildings and improvements	1,128.0	998.3
Machinery and equipment	3,339.2	2,916.4
Furniture and fixtures	235.2	206.6
Gross property, plant and equipment	4,864.9	4,263.1
Accumulated depreciation and amortization	(2,868.7)	(2,444.5)
Property, plant and equipment, net	$1,996.2	$1,818.6

5.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

    The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. The cash received from receivables sold under these accounts receivable sales agreements that remain outstanding as of December 31, 2025 and 2024 was approximately $2.1 billion and $2.3 billion, respectively.

    Under the terms of the accounts receivable sales agreements in the U.S., Canada, Europe and Brazil, the Company pays an annual fee to its finance joint ventures related to the servicing of the receivables sold. The Company also pays the respective AGCO Finance entities a subsidized interest payment with respect to the accounts receivable sales agreements, calculated based upon the interest rate charged by Rabobank to its affiliate, and such affiliate then lends to the AGCO Finance entities plus an agreed-upon margin. These fees are reflected within losses on the sales of receivables included within “Other expense (income), net” in the Company’s Consolidated Statements of Operations. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements and determined that receivables sold under these agreements should be accounted for as off-balance sheet transactions.

    In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The cash received from trade receivables sold under factoring arrangements that remain outstanding as of December 31, 2025 and 2024 was approximately $270.5 million and $220.5 million, respectively. Under these arrangements, the Company is required to continue to service the sold receivables at market rates. The Company does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements and determined that receivables sold under these agreements should be accounted for as off-balance sheet transactions.

    Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense (income), net” in the Company’s Consolidated Statements of Operations, were approximately $90.3 million, $118.2 million and $148.4 million during 2025, 2024 and 2023, respectively.

    The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. As of December 31, 2025 and 2024, these finance joint ventures had approximately $107.5 million and $139.2 million, respectively, of outstanding accounts receivable associated with these arrangements.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill during the years ended December 31, 2025 and 2024 are summarized as follows (in millions):

	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
Balance as of December 31, 2023	$668.2	$93.5	$458.5	$113.2	$1,333.4
Acquisitions	955.6	32.5	592.4	20.4	1,600.9
Impairment charge	(354.1)	—	—	—	(354.1)
Divestiture(1)	(523.9)	(12.4)	(61.4)	(113.2)	(710.9)
Foreign currency translation	(3.0)	(18.7)	(27.2)	—	(48.9)
Balance as of December 31, 2024	742.8	94.9	962.3	20.4	1,820.4
Foreign currency translation	1.5	7.6	69.3	—	78.4
Balance as of December 31, 2025	$744.3	$102.5	$1,031.6	$20.4	$1,898.8
_________________________________
(1)    Divestiture resulting from the Company's sale of the majority of the G&P business, $507.3 million is included within “Loss on sale of business” in the Company’s Consolidated Statements of Operations and $203.6 million was divested. Refer to Note 3 for additional information.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Changes in the carrying amount of acquired intangible assets during 2025 and 2024 are summarized as follows (in millions):

Gross Carrying Amounts	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Other	Total
Balance as of December 31, 2023	$194.3	$580.7	$148.2	$6.3	$929.5
Acquisitions	6.5	47.3	526.0	44.8	624.6
Divestiture	(122.7)	(434.4)	(59.2)	—	(616.3)
Foreign currency translation	(3.0)	(14.5)	(10.3)	(0.2)	(28.0)
Balance as of December 31, 2024	75.1	179.1	604.7	50.9	909.8
Impairment charge	(1.6)	—	(0.6)	—	(2.2)
Foreign currency translation	2.1	12.1	16.9	0.3	31.4
Balance as of December 31, 2025	$75.6	$191.2	$621.0	$51.2	$939.0

Accumulated Amortization	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Other	Total
Balance as of December 31, 2023	$114.5	$483.4	$113.3	$1.7	$712.9
Amortization expense	7.4	23.0	37.2	13.4	81.0
Divestiture	(74.2)	(383.7)	(49.3)	—	(507.2)
Foreign currency translation	(2.1)	(13.1)	(6.2)	(0.2)	(21.6)
Balance as of December 31, 2024	45.6	109.6	95.0	14.9	265.1
Amortization expense	4.2	7.0	54.6	5.3	71.1
Impairment charge	(1.2)	—	(0.4)	—	(1.6)
Foreign currency translation	1.9	10.3	7.0	—	19.2
Balance as of December 31, 2025	$50.5	$126.9	$156.2	$20.2	$353.8

Indefinite-Lived Intangible Assets	Trademarks and Trade Names
Balance as of December 31, 2023	$85.9
Foreign currency translation	(2.1)
Balance as of December 31, 2024	83.8
Foreign currency translation	4.0
Balance as of December 31, 2025	$87.8

    For the years ended December 31, 2025, 2024 and 2023, amortization expense related to acquired intangible assets was $71.1 million, $81.0 million and $57.7 million, respectively. The Company estimates amortization of existing intangible assets will be $67.8 million in 2026, $61.1 million in 2027, $54.5 million in 2028, $51.7 million in 2029 and $50.6 million in 2030. External-use software, net, developed by the Company and marketed externally, was approximately $0.4 million as of December 31, 2024 and classified within “Intangible assets, net.” Additionally, $4.6 million of external-use software, net was divested as part of the sale of the majority of the Company's G&P business.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    ACCRUED EXPENSES

    Accrued expenses at December 31, 2025 and 2024 consisted of the following (in millions):

	2025	2024
Reserve for volume discounts and sales incentives	$927.2	$961.1
Warranty reserves	626.6	598.7
Accrued employee compensation and benefits	366.3	245.0
Accrued taxes	249.8	239.5
Accrued restructuring expenses	56.9	125.2
Other	311.9	300.1
Balance at the end of the year	$2,538.7	$2,469.6

8.    INVENTORIES

    Inventories, net at December 31, 2025 and 2024 were as follows (in millions):

	2025	2024
Finished goods	$1,070.6	$1,187.9
Repair and replacement parts	824.6	754.6
Work in process	181.9	170.0
Raw materials	632.2	618.8
Inventories, net	$2,709.3	$2,731.3

    At December 31, 2025 and 2024, the Company had recorded $271.9 million and $251.1 million, respectively, as a reserve for surplus and obsolete inventories. These reserves are reflected within “Inventories, net” within the Company’s Consolidated Balance Sheets.

9.    PRODUCT WARRANTY

    The warranty reserve activity for the years ended December 31, 2025, 2024 and 2023, including deferred revenue associated with the Company's extended warranties that have been sold, was as follows (in millions):

	2025	2024	2023
Balance at beginning of the year	$743.0	$800.8	$640.0
Acquisitions	—	4.1	—
Accruals for warranties issued	413.5	396.3	464.9
Settlements made and deferred revenue recognized	(415.2)	(401.0)	(328.7)
Divestiture	—	(6.2)	—
Foreign currency translation	73.0	(51.0)	24.6
Balance at the end of the year	$814.3	$743.0	$800.8

    The Company’s agricultural equipment products generally are under warranty against defects in materials and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. The Company's extended warranty period for the majority of products ranges from three to five years. Revenue is recognized for the extended warranty contracts on a straight-line basis, which the Company believes approximates the costs expected to be incurred in satisfying the obligations, over the extended warranty period. Approximately $626.6 million and $598.7 million of warranty reserves are included in “Accrued expenses” in the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. Approximately $187.7 million and $144.3 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.

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

10.    INVESTMENTS IN AFFILIATES

    Investments in affiliates as of December 31, 2025 and 2024 were as follows (in millions):

	2025	2024
Finance joint ventures	$562.8	$471.4
Manufacturing joint venture	37.6	31.4
Other affiliates	9.5	16.8
	$609.9	$519.6

    The Company’s finance joint ventures provide retail financing and wholesale financing to its dealers. The majority of the assets of the Company’s finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies. AGCO has a 49% interest in those finance equity joint ventures. Refer to Note 18 for further discussion of the Company's relationship with Rabobank.

    The Company’s manufacturing joint venture consists of Groupement International De Mecanique Agricole SAS (“GIMA”), a joint venture with a third-party manufacturer to purchase, design and manufacture components for agricultural equipment in France. The other affiliates represent investments in farm equipment manufacturers, an electronic and software system manufacturer, precision agriculture technology providers, distributors and licensees.

    The Company concluded it has significant influence over its finance and manufacturing joint ventures and accounted for these investments using the equity method of accounting.

    The Company’s equity in net earnings of affiliates for the years ended December 31, 2025, 2024 and 2023 were as follows (in millions):

	2025	2024	2023
Finance joint ventures	$40.4	$45.2	$66.9
Manufacturing and other joint ventures	(0.8)	1.2	1.3
	$39.6	$46.4	$68.2

    Summarized combined financial information of the Company’s finance joint ventures as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023 were as follows (in millions):

	As of December 31,
	2025	2024
Total assets	$10,433.1	$10,036.4
Total liabilities	9,284.6	9,074.3
Partners’ equity	1,148.5	962.1

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Years Ended December 31,
	2025	2024	2023
Revenues	$795.0	$791.7	$680.5
Costs	717.5	672.7	468.6
Income before income taxes	$77.5	$119.0	$211.9

    At December 31, 2025 and 2024, the Company’s receivables from affiliates were approximately $28.1 million and $32.0 million, respectively. The receivables from affiliates are reflected within “Accounts and notes receivable, net” within the Company’s Consolidated Balance Sheets.

    The portion of the Company’s retained earnings balance that represents undistributed retained earnings of equity method investees was approximately $573.8 million and $461.2 million as of December 31, 2025 and 2024, respectively. The Company received dividends from certain finance joint ventures of approximately $18.3 million and $13.7 million during 2025 and 2024, respectively. There were no returns on investment in excess of earnings in 2025 and 2024, respectively.

11.    SUPPLIER FINANCE PROGRAMS

    The Company has supplier financing arrangements with certain banks or other intermediaries whereby a bank or intermediary purchases receivables held by the Company’s suppliers. Under the program, suppliers have the option to be paid by the bank or intermediary earlier than the payment due date. When the supplier receives an early payment, they receive discounted amounts, and the Company pays the bank or intermediary the face amount of the invoice on the payment due date. The Company does not reimburse suppliers for any costs incurred for participation in the program. The Company and its suppliers agree on the contractual terms, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the supplier finance programs. The suppliers’ voluntary inclusion in the supplier financing programs has no bearing on the Company’s payment terms. The Company has no economic interest in a supplier’s decision to participate in the programs, and the Company has no direct financial relationship with the banks or other intermediaries as it relates to the supplier finance programs. As of December 31, 2025, payment terms with the majority of the Company’s suppliers are 30 to 180 days, which correspond to the contractual terms, with rates that are based on market rates (such as SOFR) plus a credit spread. There are no assets pledged as security under the programs. As of December 31, 2025 and 2024, the amounts outstanding that remain unpaid to the banks or other intermediaries totaled $31.7 million and $50.6 million, respectively, and are reflected in “Accounts payable” in the Company’s Consolidated Balance Sheets.

    The following table summarizes the activity of the Company’s supplier finance programs during the years ended December 31, 2025 and 2024 (in millions):

	2025	2024
Balance at beginning of the year	$50.6	$82.7
Amounts added to the programs	194.4	282.5
Amounts settled under the programs	(213.3)	(314.6)
Balance at the end of the year	$31.7	$50.6

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.    INDEBTEDNESS

    Long-term debt consisted of the following at December 31, 2025 and 2024 (in millions):

	December 31, 2025	December 31, 2024
Credit Facility, expires 2027	$—	$—
5.450% Senior notes due 2027	400.0	400.0
5.800% Senior notes due 2034	700.0	700.0
0.800% Senior notes due 2028	703.8	622.7
1.002% EIB Senior term loan due 2025	—	259.5
EIB Senior term loan due 2029	293.3	259.5
EIB Senior term loan due 2030	199.4	176.4
Senior term loans due between 2025 and 2028	97.9	152.0
Debt issuance costs	(9.7)	(12.0)
	2,384.7	2,558.1

Less:
1.002% EIB Senior term loan due 2025	—	(259.5)
Senior term loans due 2025	—	(65.3)
Senior term loans due 2026	(61.6)	—
Total long-term indebtedness	$2,323.1	$2,233.3

    At December 31, 2025, the aggregate scheduled maturities of long-term debt, excluding the current portion of long-term debt, are as follows (in millions):

2027	$397.2
2028	738.6
2029	293.0
2030	199.3
Thereafter	695.0
$2,323.1

    Cash payments for interest were approximately $121.9 million, $125.5 million and $60.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Credit Facility

    The Company has a credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“Credit Facility”) that matures on December 19, 2027. The Credit Facility consists of a $325.0 million United States dollar tranche and a $925.0 million multi-currency tranche for loans denominated in United States Dollars, Euros or other currencies to be agreed upon. Interest accrues on amounts outstanding for any borrowings denominated in United States dollars, at the Company’s option, at either (1) the Secured Overnight Financing Rate (“SOFR”) plus 0.1% plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating, or (2) the base rate, which is the highest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) Term SOFR for a one-month tenor plus 1.0%, plus a margin ranging from 0.000% to 0.875% based on the Company’s credit rating. Interest accrues on amounts outstanding for any borrowings denominated in Euros at the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 0.875% to 1.875% based on the Company’s credit rating. In May 2025, the Company amended the Credit Facility with respect to the net leverage ratio financial covenant requirements for the remainder of 2025 and in the event of a future material acquisition. As of December 31, 2025, the

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company had no outstanding borrowings under the revolving credit facility and had the ability to borrow $1,250.0 million.

Uncommitted Credit Facility

    The Company has an uncommitted revolving credit facility that allows the Company to borrow up to €200.0 million (or approximately $234.6 million as of December 31, 2025). The credit facility expires on December 31, 2026. Any loans will bear interest at the EURIBOR plus a credit spread. As of December 31, 2025 and December 31, 2024, the Company had no outstanding borrowings under the revolving credit facility.

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

0.800% Senior Notes Due 2028

    On October 6, 2021, the Company issued €600.0 million (or approximately $703.8 million as of December 31, 2025) of senior notes at an issue price of 99.993%. The notes mature on October 6, 2028, and interest is payable annually, in arrears, at 0.800%. The senior notes contain covenants restricting, among other things, the incurrence of certain secured indebtedness. The senior notes are subject to both optional and mandatory redemption in certain events.

1.002% European Investment Bank (“EIB”) Senior Term Loan Due 2025

    On January 24, 2025, the Company repaid €250.0 million (or approximately $262.3 million) upon maturity of the EIB Senior term loan due 2025.

EIB Senior Term Loans due 2029 and 2030

    On September 29, 2023, the Company entered into a multi-currency Finance Contract with the EIB permitting the Company to borrow up to €250.0 million to fund up to 50% of certain investments in research, development and innovation primarily in Germany, France and Finland during the period from 2023 through 2026. On October 26, 2023, the Company borrowed €250.0 million (or approximately $293.3 million as of December 31, 2025) under the arrangement. The loan matures on October 26, 2029. The loan generally can be prepaid at any time upon the election of the Company and must be prepaid upon the occurrence of certain events. Interest is payable on the term loan at 3.980% per annum, payable semi-annually in arrears. The Company also has to fulfill financial covenants with respect to a net leverage ratio and an interest coverage ratio.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    On January 25, 2024, the Company entered into an additional multi-currency Finance Contract with the EIB permitting the Company to borrow up to €170.0 million, for which the proceeds will be used in a similar manner as described for the EIB Senior Term Loan due 2029 above. On February 15, 2024, the Company borrowed €170.0 million (or approximately $199.4 million as of December 31, 2025) under the arrangement. The loan matures on February 15, 2030. The loan generally can be prepaid at any time upon the election of the Company and must be prepaid upon the occurrence of certain events. Interest is payable on the term loan at 3.416% per annum, payable semi-annually in arrears. The Company also has to fulfill financial covenants with respect to a net leverage ratio and an interest coverage ratio.

Senior Term Loans Due Between 2025 and 2028

    In October 2016, the Company borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements, and in August 2018, the Company borrowed an additional aggregate amount of €338.0 million through a group of another seven related term loan agreements. Of the 2016 term loans, the Company repaid an aggregate amount of €322.5 million in October 2019, October 2021, April 2022 and October 2023. In August 2025, the Company repaid €63.0 million (or approximately $72.8 million) upon maturity of the Senior term loans due 2025. Of the 2018 senior loans, the Company repaid an aggregate amount of €307.0 million in August 2021, February 2022, August 2023 and August 2025.

    In aggregate, as of December 31, 2025, the Company had indebtedness of €83.5 million (or approximately $97.9 million as of December 31, 2025) through a group of two remaining related term loan agreements. The provisions of the term loan agreements are substantially identical, with the exception of interest rate terms and maturities. As of December 31, 2025, interest is payable in arrears on an annual basis, with interest rates ranging from 1.983% to 2.256% and maturity dates between October 2026 and August 2028.

Other Short-Term Borrowings

    As of December 31, 2025 and 2024, the Company had short-term borrowings due within one year, excluding the current portion of long-term debt, of approximately $56.1 million and $90.4 million, respectively.

Standby Letters of Credit and Similar Instruments

    The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2025 and 2024, outstanding letters of credit totaled $14.0 million and $13.2 million, respectively.

13.    RESTRUCTURING AND BUSINESS OPTIMIZATION EXPENSES

Restructuring Expenses

    On June 24, 2024, the Company announced a restructuring program (the “Program”) in response to increased weakening demand in the agriculture industry. The initial phase of the Program is focused on further reducing structural costs, streamlining the Company’s workforce and enhancing global efficiencies related to changing the Company’s operating model for certain corporate and back-office functions and better leveraging technology and global centers of excellence. The Company estimated that it would incur charges for one-time termination benefits of approximately $150.0 million to $200.0 million in connection with the initial phase of the Program, primarily consisting of cash charges related to severance payments, employees benefits and related costs. The Company incurred a substantial portion of the charges by the end of fiscal year 2025.

    Additionally, in recent years, the Company announced and initiated several actions to rationalize employee headcount in various manufacturing facilities and administrative offices located in the U.S., Europe, South America, Africa and Asia, in order to reduce costs in response to fluctuating global market demand.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Restructuring expenses activity, which relates to severance and other related costs, during the years ended December 31, 2025, 2024 and 2023 is summarized as follows (in millions):

Balance as of December 31, 2022	$6.8
2023 provision, net of reversals	11.9
2023 cash activity	(9.2)
Foreign currency translation	(1.7)
Balance as of December 31, 2023	7.8
2024 provision, net of reversals	157.8
2024 cash activity	(27.2)
Foreign currency translation	(2.2)
Balance as of December 31, 2024	136.2
2025 provision, net of reversals	46.2
2025 cash activity	(111.2)
Foreign currency translation	11.6
Balance as of December 31, 2025	$82.8

    Approximately $56.9 million and $125.2 million of restructuring expenses are included in “Accrued expenses” in the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. Approximately $25.9 million and $11.0 million of restructuring expenses are included in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.

Business Optimization Expenses

    Business optimization expenses primarily relate to professional services costs incurred as part of the restructuring program aimed at reducing structural costs, enhancing global efficiencies by changing the Company’s operating model for certain corporate and back-office functions. During the years ended December 31, 2025 and 2024, the Company recognized approximately $36.0 million and $14.9 million, respectively, of business optimization expenses.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

    The Company designates certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was $210.8 million, $356.7 million and $262.2 million as of December 31, 2025, 2024 and 2023, respectively.

Steel Commodity Contracts

    The Company designates certain steel commodity contracts as cash flow hedges of expected future purchases of steel. The Company did not have any derivatives that were designated as cash flow hedges related to steel commodity contracts as of December 31, 2025 and 2024, respectively. The total notional value of derivatives that were designated as cash flow hedges was approximately $2.5 million as of December 31, 2023.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

comprehensive loss. The amount recognized in accumulated other comprehensive loss is reclassified to interest expense as interest payments are made on the 2034 Notes through the maturity date.

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the years ended December 31, 2025, 2024 and 2023 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated derivative net losses as of December 31, 2022	$(1.0)	$(0.1)	$(0.9)
Net changes in fair value of derivatives:
Foreign currency contracts	(11.8)	(2.7)	(9.1)
Commodity contracts	0.3	0.1	0.2
Total	(11.5)	(2.6)	(8.9)
Net losses reclassified from accumulated other comprehensive loss into income:
Foreign currency contracts	11.1	2.2	8.9
Commodity contracts	0.1	—	0.1
Total	11.2	2.2	9.0
Accumulated derivative net losses as of December 31, 2023	$(1.3)	$(0.5)	$(0.8)
Net changes in fair value of derivatives:
Foreign currency contracts	(1.2)	1.2	(2.4)
Commodity contracts	(0.3)	—	(0.3)
Treasury rate locks	8.2	2.1	6.1
Total	6.7	3.3	3.4
Net losses (gains) reclassified from accumulated other comprehensive loss into income:
Foreign currency contracts	6.7	0.3	6.4
Commodity contracts	0.3	—	0.3
Treasury rate locks	(0.7)	(0.3)	(0.4)
Total	6.3	—	6.3
Accumulated derivative net gains as of December 31, 2024	$11.7	$2.8	$8.9
Net changes in fair value of derivatives:
Foreign currency contracts(1)	1.2	0.4	0.8
Total	1.2	0.4	0.8
Net gains reclassified from accumulated other comprehensive loss into income:
Foreign currency contracts(1)	(7.5)	(1.6)	(5.9)
Treasury rate locks	(0.8)	(0.2)	(0.6)
Total	(8.3)	(1.8)	(6.5)
Accumulated derivative net gains as of December 31, 2025	$4.6	$1.4	$3.2
____________________________________
(1)     The outstanding contracts as of December 31, 2025 range in maturity through December 2026.

    As of December 31, 2025, approximately $0.4 million of realized derivative net gains, before taxes, remain in accumulated other comprehensive loss related to foreign currency contracts associated with inventory that had not yet been sold.

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

    On November 4, 2024, the Company entered into $600.0 million cross currency swap contracts comprising of $200.0 million tranche for three years tenor, $200.0 million tranche for five years tenor and $200.0 million tranche for seven years tenor as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap contracts have an expiration date of November 6, 2027, November 6, 2029 and November 6, 2031, respectively. At maturity of the cross currency swap contract, the Company is expected to deliver the notional amount of approximately €385.5 million (or approximately $452.2 million as of December 31, 2025) and Fr.155.5 million (or approximately $196.1 million as of December 31, 2025), respectively, and receive $600.0 million from the counterparties. The Company receives quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swap.

    During 2023, the Company designated €150.0 million of its multi-currency revolving credit facility maturing in December 2027 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The Company recognized the change in fair value of the foreign currency denominated debt designated as a net investment hedge, a loss of $3.1 million, net of tax, in other comprehensive income during the year ended December 31, 2023. This portion of the multi-currency revolving credit facility was repaid in December 2023.

    The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	December 31, 2025	December 31, 2024
Cross currency swap contracts	$600.0	$600.0

    The following table summarizes the changes in the fair value of the cross currency swap contracts designated as a net investment hedge during the years ended December 31, 2025, 2024 and 2023 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) for the Years Ended
	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
December 31, 2025	$(53.4)	$(13.7)	$(39.7)
December 31, 2024	(4.1)	(1.1)	(3.0)
December 31, 2023	(12.7)	(3.3)	(9.4)

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Derivative Transactions Not Designated as Hedging Instruments

    The Company enters into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of December 31, 2025 and 2024, the Company had outstanding foreign currency contracts with a notional amount of approximately $2,865.7 million and $3,231.2 million, respectively.

    The following table summarizes the results on net income (loss) of derivatives not designated as hedging instruments (in millions):

		Gain (Loss) Recognized in Net Income (Loss) for the Years Ended
	Classification of Gain (Loss)	December 31, 2025	December 31, 2024	December 31, 2023
Foreign currency contracts	Other expense (income), net	$24.3	$(49.3)	$29.9

    The table below sets forth the fair value of derivative instruments as of December 31, 2025 (in millions):

	Asset Derivatives as of December 31, 2025		Liability Derivatives as of December 31, 2025
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.8	Other current liabilities	$2.5
Cross currency swap contracts	Other noncurrent assets	—	Other noncurrent liabilities	37.2
Derivative instruments not designated as hedging instruments:
Foreign currency contracts(1)	Other current assets	19.4	Other current liabilities	8.7
Total derivative instruments		$20.2		$48.4
____________________________________
(1)    The outstanding contracts as of December 31, 2025 range in maturity through February 2026.

    The table below sets forth the fair value of derivative instruments as of December 31, 2024 (in millions):

	Asset Derivatives as of December 31, 2024		Liability Derivatives as of December 31, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$3.7	Other current liabilities	$1.6
Cross currency swap contracts	Other noncurrent assets	16.2	Other noncurrent liabilities	—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	26.1	Other current liabilities	12.6
Total derivative instruments		$46.0		$14.2

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.    STOCK COMPENSATION PLANS

    The Company recorded stock compensation expense as follows for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Years Ended December 31,
	2025(1)	2024(1)	2023
Cost of goods sold	$0.9	$0.5	$1.8
Selling, general and administrative expenses	27.7	17.9	44.6
Total stock compensation expense	$28.6	$18.4	$46.4
_________________________________
(1)    The years ended December 31, 2025 and 2024 include approximately $3.0 million and $6.5 million, respectively, of compensation expense related to PTx Trimble employees vesting in legacy Trimble awards.

    The Company recognizes the effect of award forfeitures as an adjustment to stock compensation expense in the period in which the forfeiture occurs.

Stock Incentive Plan

    Under the Company's 2006 Long-Term Incentive Plan (“the Plan”), up to 10,000,000 shares of AGCO’s common stock may be issued. As of December 31, 2025, of the 10,000,000 shares reserved for issuance under the Plan, approximately 3,220,463 shares remained available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The Plan allows the Company, under the direction of the Board of Directors’ Talent and Compensation Committee, to make grants of performance shares, stock appreciation rights (“SSARs”), restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Long-Term Incentive Plan and Related Performance Awards

    The Company’s primary long-term incentive plan is a performance share plan that provides for awards of shares of the Company’s common stock based on achieving financial targets, such as targets for return on net assets and revenue growth, as determined by the Company’s Board of Directors. Performance periods for the Company’s primary long-term incentive plan are consecutive and overlapping three-year cycles, and performance targets are set at the beginning of each cycle. The primary long-term incentive plan provides for participants to earn 16.5% to 200% of the target awards depending on the actual performance achieved, with no shares earned if performance is below the established minimum target. Awards earned under the Plan are paid in shares of common stock at the end of each three-year performance period. The percentage level achievement is determined annually or over the three-year cycle in aggregate, with the ultimate award that is earned determined based upon the average of the three annual percentages. The grant of performance award shares is subject to a total shareholder return modifier. The compensation expense associated with these awards is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned.

    During 2025, the Company granted performance awards covering up to 441,212 shares, assuming the Company achieves maximum levels of performance related to varying performance periods. Compensation expense recorded during 2025, 2024 and 2023 with respect to awards granted was based upon the fair value as of the grant date. The award included a market condition and the Company measured the fair value using a Monte Carlo simulation. The weighted average grant-date fair value of performance awards granted under the Plan during 2025, 2024 and 2023 was as follows:

	Years Ended December 31,
	2025	2024	2023
Weighted average grant-date fair value	$108.20	$126.95	$143.63

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Performance award transactions during 2025 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

	Performance awards	Weighted-Average Grant Date Fair Value
Shares awarded but not earned at January 1	570,150	$134.26
Shares awarded	441,212	108.20
Shares forfeited	(65,636)	126.51
Shares vested or earned	(226,094)	143.61
Shares awarded but not earned at December 31	719,632	$116.05

    Based on the level of performance achieved as of December 31, 2025, 27,052 shares were earned under the related performance period. 16,650 shares were issued in February 2026, net of 10,402 shares that were withheld for taxes related to the earned awards. The Plan allows for the participant to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state and employment taxes which would be payable at the time of grant.

    As of December 31, 2025, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was approximately $29.8 million, and the weighted average period over which it is expected to be recognized is approximately two years. This estimate is based on the current projected levels of performance of outstanding awards. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

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

    The weighted average grant-date fair value of the RSUs granted under the Plan during 2025, 2024 and 2023 was as follows:

	Years Ended December 31,
	2025	2024	2023
Weighted average grant-date fair value	$101.91	$114.07	$134.63

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    During the year ended December 31, 2025, the Company granted 172,027 RSU awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. The compensation expense associated with all RSU awards is being amortized ratably over the requisite service period for the awards that are expected to vest. RSU transactions during the year ended December 31, 2025 were as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Shares awarded but not vested at January 1	269,202	$118.29
Shares awarded	172,027	101.91
Shares forfeited	(22,325)	112.15
Shares vested	(125,759)	117.51
Shares awarded but not vested at December 31	293,145	$109.50

    During January 2026, 65,049 RSUs were issued, net of 41,119 shares that were withheld for taxes. The Plan allows for the participant to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state and employment taxes which would be payable at the time of grant. As of December 31, 2025, the total compensation cost related to the unvested RSUs not yet recognized was approximately $19.2 million, and the weighted average period over which it is expected to be recognized is approximately one and one-half years.

2026 Awards

    On January 28, 2026, the Company granted 228,993 performance award shares (subject to the Company achieving future target levels of performance) and 197,162 RSUs under the Plan. The performance award shares are subject to a total shareholder return modifier.

Director Restricted Stock Grants

    Pursuant to the Plan, all non-employee directors receive annual restricted stock grants of the Company’s common stock. All restricted stock grants made to the Company’s directors are restricted as to transferability for a period of one year. In the event a director departs from the Company’s Board of Directors, the non-transferability period expires immediately. The plan allows each director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes that would be payable at the time of grant. The 2025 grant was made on April 24, 2025, and equated to 17,256 shares of common stock, of which 16,738 shares of common stock were issued, after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.5 million during 2025 associated with these grants.

Employee Stock Purchase Plan

    The Company's Stock Purchase Plan (“ESPP”) provides employees of the Company and its participating subsidiaries and affiliates an opportunity to purchase shares of the Company's common stock at a 10% discount using the Company's share price on the last trading day of the six-month offering period. Participants can contribute between 1% and 10% of their compensation. The ESPP was approved by the Company’s stockholders on April 24, 2025 and became effective with the first offering period under the plan commencing on July 1, 2025. A total of 4,000,000 shares were authorized to be issued.

    As of December 31, 2025, the remaining shares authorized to be issued under the ESPP was approximately 4,000,000. The Company recorded stock compensation expense of approximately $0.2 million during 2025 associated with the ESPP.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.    STOCKHOLDERS' EQUITY

Common Stock

    At December 31, 2025, the Company had 150,000,000 authorized shares of common stock with a par value of $0.01 per share, with approximately 72,629,310 shares of common stock outstanding and approximately 3,220,463 shares reserved for issuance under the Company’s Plan (See Note 15).

Share Repurchase Program

    On July 9, 2025, the Company's Board of Directors authorized a new share repurchase program authorizing the Company to repurchase up to 1.0 billion of the Company's common stock, which has no expiration date. In November 2025, the Company entered into accelerated share repurchase (“ASR”) agreements with two financial institutions to repurchase an aggregate of $250.0 million of shares of its common stock. The Company received approximately 1,997,204 shares associated with these transactions as of December 31, 2025. In February 2026, the Company received an additional 333,755 shares upon final settlement of its November 2025 ASR agreements. In November 2024, the Company entered into an ASR agreement with a financial institution to repurchase $22.0 million of shares of its common stock. The Company received approximately 228,969 shares associated with the completion of this transaction as of December 31, 2024. In November 2023, the Company entered into an ASR agreement with a financial institution to repurchase $53.0 million of shares of its common stock. The Company received approximately 371,669 shares associated with this transaction as of December 31, 2023. In January 2024, the Company received an additional 82,883 shares upon final settlement of its November 2023 ASR agreement. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within our Consolidated Balance Sheets.

    As of December 31, 2025, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $785.0 million, which has no expiration date.

Dividends

    The Company’s Board of Directors has declared and the Company has paid cash dividends per common share during the following years:

	2025(1)	2024(2)	2023(3)
Dividends declared and paid per common share	$1.16	$3.66	$6.10

    On January 15, 2026, the Company's Board of Directors declared a regular quarterly dividend of $0.29 per common share to be paid on March 16, 2026, to all stockholders of record as of the close of business on February 13, 2026.
____________________________________
(1)    The Company’s Board of Directors declared and the Company has paid quarterly cash dividends of $0.29 per common share during each quarter of 2025.
(2)    The Company’s Board of Directors declared and the Company has paid quarterly cash dividends of $0.29 per common share during each quarter of 2024. In addition, the Company's Board of Directors declared and the Company paid a special variable dividend of $2.50 per common share during 2024 totaling approximately $186.6 million.
(3)    On April 27, 2023, the Company’s Board of Directors approved a quarterly dividend of $0.29 per common share outstanding commencing in the second quarter of 2023. The Company’s Board of Directors declared and the Company has paid quarterly cash dividends of $0.29 per common share beginning in the second quarter of 2023, from $0.24 per common share in the first quarter of 2023. In addition, the Company's Board of Directors declared and the Company paid a special variable dividend of $5.00 per common share during 2023 totaling approximately $374.4 million.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss

    The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Defined Pension and Postretirement Benefit Plans	Deferred Gains and Losses on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2022	$(231.2)	$(0.9)	$(1,571.0)	$(1,803.1)
Other comprehensive income (loss) before reclassifications	(15.7)	(8.9)	102.3	77.7
Net losses reclassified from accumulated other comprehensive loss	8.3	9.0	—	17.3
Other comprehensive income (loss)	(7.4)	0.1	102.3	95.0
Accumulated other comprehensive loss, December 31, 2023	$(238.6)	$(0.8)	$(1,468.7)	$(1,708.1)
Other comprehensive income (loss) before reclassifications	(3.1)	3.4	(224.3)	(224.0)
Net losses reclassified from accumulated other comprehensive loss	22.9	6.3	—	29.2
Other comprehensive income (loss)	19.8	9.7	(224.3)	(194.8)
Accumulated other comprehensive loss, December 31, 2024	$(218.8)	$8.9	$(1,693.0)	$(1,902.9)
Other comprehensive income (loss) before reclassifications	(11.5)	0.8	138.3	127.6
Net losses (gains) reclassified from accumulated other comprehensive loss	6.9	(6.5)	—	0.4
Other comprehensive income (loss)	(4.6)	(5.7)	138.3	128.0
Accumulated other comprehensive loss, December 31, 2025	$(223.4)	$3.2	$(1,554.7)	$(1,774.9)

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation for the years ended December 31, 2025, 2024 and 2023 (in millions):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item within the Consolidated Statements of Operations
	Year ended December 31, 2025(1)	Year ended December 31, 2024(1)	Year ended December 31, 2023(1)
Derivatives:
Net losses (gains) on foreign currency contracts	$(7.5)	$6.7	$11.1	Cost of goods sold
Net losses on commodity contracts	—	0.3	0.1	Cost of goods sold
Net gains on treasury rate locks	(0.8)	(0.7)	—	Interest expense, net
Reclassification before tax	(8.3)	6.3	11.2
Income tax expense (benefit)	1.8	—	(2.2)	Income tax provision
Reclassification net of tax	$(6.5)	$6.3	$9.0

Defined pension and postretirement benefit plans:
Amortization of net actuarial losses	$7.3	$10.5	$9.4	Other expense (income), net(2)
Amortization of prior service cost	1.9	1.5	1.7	Other expense (income), net(2)
Net loss (gain) recognized due to settlement	(0.2)	18.8	—	Other expense (income), net(2)
Reclassification before tax	9.0	30.8	11.1
Income tax benefit	(2.1)	(7.9)	(2.8)	Income tax provision
Reclassification net of tax	$6.9	$22.9	$8.3

Net losses reclassified from accumulated other comprehensive loss	$0.4	$29.2	$17.3
____________________________________
(1)    Losses (Gains) included within the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)    These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. Refer to Note 20 for additional information.

17.    NET INCOME (LOSS) PER COMMON SHARE

    Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share assumes the exercise of outstanding stock-settled stock appreciation rights (“SSARs”) and the vesting of restricted stock units (“RSUs”) using the treasury stock method when there is no other circumstance other than the passage of time under which they would not be issued, and the effects of such assumptions are dilutive.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    A reconciliation of net income (loss) attributable to AGCO Corporation and weighted average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share for the years ended December 31, 2025, 2024 and 2023 is as follows (in millions, except per share data):

	2025	2024(1)	2023
Basic net income (loss) per share:
Net income (loss) attributable to AGCO Corporation	$726.5	$(424.8)	$1,171.4
Weighted average number of common shares outstanding	74.4	74.6	74.8
Basic net income (loss) per share attributable to AGCO Corporation	$9.76	$(5.69)	$15.66
Diluted net income (loss) per share:
Net income (loss) attributable to AGCO Corporation	$726.5	$(424.8)	$1,171.4
Weighted average number of common shares outstanding	74.4	74.6	74.8
Dilutive SSARs and RSUs	0.1	0.1	0.1
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income (loss) per share	74.5	74.7	74.9
Diluted net income (loss) per share attributable to AGCO Corporation	$9.75	$(5.69)	$15.63
____________________________________
(1)    As the Company has reported a loss for 2024, all potentially dilutive securities are antidilutive, and accordingly, basic net loss per share equals diluted net loss per share.

18.    RELATED PARTY TRANSACTIONS

    Rabobank, a financial institution based in the Netherlands, is a 51% owner in the Company’s finance joint ventures, which are located in the United States, Canada, Europe, Brazil, Argentina and Australia. Rabobank is also the principal agent and participant in the Company’s revolving credit facility (see Note 12). The majority of the assets of the Company’s finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. During 2025, the Company loaned its Argentine finance joint venture, AGCO Capital Argentina S.A. (“AGCO Capital”), $11.3 million, which is outstanding as of December 31, 2025. During 2025, the Company made approximately $11.5 million of additional investment in its finance joint venture in France. During 2025, 2024 and 2023, respectively, the Company made a total of approximately $10.3 million, $12.0 million and $24.6 million of additional investments in its finance joint venture in Brazil. During 2025, 2024, and 2023, the Company received approximately $18.3 million, $13.7 million and $28.9 million, respectively, of dividends from certain of its finance joint ventures.

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

    As of June 30, 2025, the Company entered into several agreements with Tractors and Farm Equipment Limited (“TAFE”), including the ones described further below among others, to resolve all outstanding disputes and other matters related to the commercial relationship between AGCO and TAFE as well as TAFE's shareholding in AGCO, ownership and use of the Massey Ferguson brand in India and certain other countries, and other key governance issues between the parties. Specifically as it relates to AGCO's shareholding in TAFE, the Company and TAFE entered into a Buyback Agreement (the “Buyback Agreement”) pursuant to which TAFE will repurchase the Company’s remaining shareholdings in TAFE for an aggregate amount of $260 million. On September 30, 2025, AGCO completed the sale to TAFE of AGCO’s ownership interest in TAFE for an aggregate amount of $260 million, with after-tax proceeds from the sale totaling approximately $230 million and recorded a gain of $251.9 million on the sale of the investment in affiliate within “Other expense (income), net” in the Company’s Consolidated Statements of Operations. As part of the sale process, the substantive provisions of the agreements

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

AGCO entered into with TAFE on June 30, 2025 became effective, and the Amended and Restated Letter Agreement between AGCO and TAFE dated April 24, 2019, as most recently amended on July 7, 2025, expired.

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

    As of December 31, 2025, TAFE beneficially owned 12,150,152 shares of the Company’s common stock. In April 2024, the Company terminated all of its commercial relationships with TAFE and does not expect to incur material purchases. During 2025, 2024 and 2023, the Company purchased approximately $55.2 million, $165.9 million and $171.6 million, respectively, of tractors and components from TAFE. During 2025, 2024 and 2023, the Company sold approximately $0.1 million, $5.0 million and $3.6 million, respectively, of parts to TAFE. The Company received dividends from TAFE of approximately $0.7 million, $3.3 million and $2.9 million during 2025, 2024 and 2023, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.    INCOME TAXES

    The sources of income (loss) before income taxes and equity in net earnings of affiliates were as follows for the years ended December 31, 2025, 2024 and 2023 (in millions):

	2025	2024	2023
United States	$(478.1)	$(1,314.3)	$(63.5)
Foreign	1,080.1	880.7	1,397.0
Income (loss) before income taxes and equity in net earnings of affiliates	$602.0	$(433.6)	$1,333.5

    The provision (benefit) for income taxes by location of the taxing jurisdiction for the years ended December 31, 2025, 2024 and 2023 consisted of the following (in millions):

	2025	2024	2023
Current:
United States:
Federal	$(13.3)	$(4.6)	$45.5
State	2.5	2.3	15.7
Foreign	299.9	203.3	433.6
	289.1	201.0	494.8
Deferred:
United States:
Federal	(266.1)	(104.5)	(64.1)
State	(48.6)	(22.1)	(18.7)
Foreign	(51.8)	24.0	(181.6)
	(366.5)	(102.6)	(264.4)
	$(77.4)	$98.4	$230.4

    The Company's income tax provision as of December 31, 2025 includes a net federal tax benefit of $179.8 million related to a legal entity reorganization, which excludes approximately $82.0 million of additional benefits related to a change in the Company's permanent reinvestment assertion and state tax benefits associated with the reorganization. The Company's income tax provision as of December 31, 2023 included a benefit of $112.3 million related to the recognition of a deferred tax asset of $197.7 million, net of a valuation allowance of $85.4 million, related to the finalization of negotiations surrounding the application of Swiss Tax reform legislation enacted in 2020. The provision also included a charge of approximately $26.4 million associated with the Company's enrollment in a Brazilian tax amnesty program, “Litigation Zero”, discussed further below.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    A reconciliation of income taxes computed at the United States federal statutory income tax rate (21% for 2025) to the provision for income taxes reflected in the Company’s Consolidated Statements of Operations for the year ended December 31, 2025 is as follows (in millions):

	2025
	$	%
Provision for income taxes at United States federal statutory rate	$126.4	21.0%
State and local income taxes, net of federal income tax effects(1)	(46.6)	(7.7)%
Foreign tax effects:
Germany
Statutory income tax rate differential	(13.9)	(2.3)%
Trade tax	32.4	5.4%
Other	(3.6)	(0.6)%
Switzerland
Statutory income tax rate differential	(39.7)	(6.6)%
Cantonal tax	16.3	2.7%
Foreign jurisdiction on dividends	6.6	1.1%
Other	4.2	0.7%
Netherlands
Nontaxable or nondeductible (gains) losses	(52.0)	(8.6)%
Foreign jurisdiction on dividends	8.6	1.4%
Other	6.0	1.0%
France
Statutory income tax rate differential	11.6	1.9%
Other	(0.8)	(0.1)%
Brazil
Statutory income tax rate differential	(19.4)	(3.2)%
Brazil interest on net equity	(31.2)	(5.2)%
Foreign withholding tax	22.3	3.7%
Other	(5.0)	(0.8)%
Argentina
Currency remeasurement	6.3	1.1%
Other	6.0	1.0%
India
Foreign withholding tax	25.0	4.2%
Other	0.3	0.1%
China	6.9	1.2%
Other foreign jurisdictions	10.6	1.8%
Effect of cross-border tax laws:
Global intangible low-taxed income, net of credits	26.6	4.4%
Branch income and loss, net of credits	(43.8)	(7.3)%
Subpart F, net of credits	15.7	2.6%
Tax credits:
Research and development tax credits	(8.6)	(1.4)%
Changes in valuation allowances	5.1	0.8%
Nontaxable or nondeductible items	6.4	0.8%

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in unrecognized tax benefits	23.7	3.9%
Other:
United States tax restructuring(2)	(179.8)	(29.9)%
	$(77.4)	(12.9)%
____________________________________
(1)    State taxes in Iowa, Illinois, Kansas, and Minnesota made up the majority (greater than 50%) of the tax effect in this category.
(2)    The Company's income tax provision as of December 31, 2025 includes a net federal tax benefit of $179.8 million related to a legal entity reorganization. This amount excludes approximately $42.1 million of state and local tax benefits and $39.9 million of additional benefits related to a change in the Company's permanent reinvestment assertion associated with the reorganization, which are recorded in cross-border tax effects.

    As previously disclosed, prior to the adoption of ASU 2023-09, a reconciliation of income taxes computed at the United States federal statutory income tax rate (21% for 2024 and 2023) to the provision for income taxes reflected in the Company’s Consolidated Statements of Operations for the years ended December 31, 2024 and 2023 is as follows (in millions):

	2024	2023
Provision for income taxes at United States federal statutory rate	$(91.1)	$280.0
Impairment charges	108.1	—
State and local income taxes, net of federal income tax effects	(19.8)	(3.0)
Taxes on foreign income which differ from the United States statutory rate(1)	23.7	(193.9)
Foreign inclusion, net of foreign tax credits	42.8	13.5
Tax effect of permanent differences	13.6	(34.0)
Change in valuation allowance(1)	13.1	116.5
Change in tax contingency reserves	30.1	33.2
Research and development tax credits	(6.4)	(9.6)
Brazil Amnesty Program, net of United States foreign tax credit	—	26.4
Other, net(2)	(15.7)	1.3
	$98.4	$230.4
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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The significant components of the deferred tax assets and liabilities at December 31, 2025 and 2024 were as follows (in millions):

	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$112.2	$30.3
Sales incentive discounts	84.2	117.8
Inventory valuation reserves	60.3	48.8
Pension and postretirement health care benefits	19.5	15.4
Warranty and other reserves	146.5	122.0
Research and development tax credits	13.8	0.3
Foreign tax credits	74.5	36.0
Swiss tax basis adjustment	127.5	182.8
Investment in affiliates	50.9	67.5
U.S. tax basis intangibles	207.9	—
Book over tax depreciation and amortization	22.8	—
Other	41.9	30.6
Total gross deferred tax assets	962.0	651.5
Valuation allowance	(179.5)	(147.2)
Total deferred tax assets	782.5	504.3
Deferred tax liabilities:
Tax over book depreciation and amortization	—	62.3
Other	3.5	6.0
Total deferred tax liabilities	3.5	68.3
Net deferred tax assets	$779.0	$436.0
Amounts recognized in Consolidated Balance Sheets:
Deferred tax assets - noncurrent	$905.5	$561.0
Deferred tax liabilities - noncurrent	(126.5)	(125.0)
	$779.0	$436.0

    As reflected in the preceding table, the Company recorded a net deferred tax asset of $779.0 million and $436.0 million as of December 31, 2025 and 2024, respectively, and had a valuation allowance against its gross deferred tax assets of approximately $179.5 million and $147.2 million as of December 31, 2025 and 2024, respectively.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Changes in the valuation allowance during the years ended December 31, 2025, 2024 and 2023 are summarized as follows (in millions):

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged (Credited) to Costs and Expenses(1)	Deductions(2)	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2025
Deferred tax valuation allowance	$147.2	$—	$19.4	$—	$12.9	$179.5
Year ended December 31, 2024
Deferred tax valuation allowance	$149.8	$—	$13.1	$(8.7)	$(7.0)	$147.2
Year ended December 31, 2023
Deferred tax valuation allowance	$47.3	$—	$116.5	$(16.7)	$2.7	$149.8
____________________________________
(1)     The amounts recorded to expense in 2025 are primarily related to Switzerland and the U.S. The amounts recorded to expense in 2024 are primarily related to China and the amounts recorded to expense in 2023 are primarily related to Switzerland and the U.S. There were no amounts credited or charged through other comprehensive income during 2025, 2024 and 2023.
(2)     There are no deductions in 2025. The deductions in 2024 are primarily related to reversal of valuation allowance from the divestiture of the majority of the Company's G&P business. The deductions in 2023 are primarily related to reversal of valuation allowance from the effective utilization of certain tax losses in the Brazil amnesty program.

    In tax jurisdictions outside of the United States, the Company had net operating loss carryforwards of $315.3 million as of December 31, 2025, with expiration dates as follows: 2026 - $3.0 million; 2027 - $4.4 million; 2028 - $16.9 million; 2029 and thereafter - $45.3 million and unlimited - $245.7 million. The Company had U.S. state net operating loss carryforwards of $17.1 million as of December 31, 2025.

    The Company paid income taxes for the year ended December 31, 2025 as follows (in millions):

2025
U.S. federal	$—
U.S. state and local	4.1
Foreign:
Canada	17.5
Germany
Corporate income tax	46.3
Trade tax	55.4
France	27.7
Switzerland	29.1
Brazil	22.3
India	26.4
Other foreign	54.3
Income taxes, net of amounts refunded	$283.1

    The table above presents jurisdictions in which income taxes paid exceed 5% of total income taxes, net of refunds. Unless otherwise indicated, amounts for foreign jurisdictions include both national and provincial income taxes paid. The Company paid income taxes of $344.0 million and $463.6 million for the years ended December 31, 2024 and 2023, respectively.

    The Company recognizes income tax benefits from uncertain tax positions only when there is a more than 50% likelihood that the tax positions will be sustained upon examination by the taxing authorities based on the technical merits of the positions. At December 31, 2025 and 2024, the Company had approximately $3.8 million and $9.3 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months, reflected in “Other current liabilities” in the Company’s Consolidated Balance Sheets. At December 31, 2025 and 2024, the Company had approximately $465.8 million and

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$378.4 million, respectively, of accrued taxes reflected in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets. The Company accrued approximately $1.8 million and $3.6 million of interest and penalties related to unrecognized tax benefits in its provision for income taxes during 2025 and 2024, respectively. At December 31, 2025 and 2024, the Company had accrued interest and penalties related to unrecognized tax benefits of $34.7 million and $30.9 million, respectively.

    A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as of and during the years ended December 31, 2025 and 2024 is as follows (in millions):

	2025	2024
Gross unrecognized income tax benefits at the beginning of the year	$387.4	$351.2
Additions for tax positions of the current year	54.0	55.8
Additions for tax positions of prior years	9.1	7.4
Reductions for tax positions of prior years for:
Changes in judgments	(17.6)	(0.5)
Settlements during the year	(8.4)	—
Lapses of applicable statute of limitations	(3.9)	(2.4)
Foreign currency translation and other	49.3	(24.1)
Gross unrecognized income tax benefits at the end of the year	$469.9	$387.4

    At December 31, 2025 and 2024, the Company had $469.9 million and $387.4 million, respectively, of unrecognized income tax benefits, which would affect the Company’s effective tax rate if recognized. The reconciliation of gross unrecognized income tax benefits above for 2025 and 2024 excludes certain indirect favorable effects that relate to other tax jurisdictions of approximately $161.4 million and $126.4 million, respectively. The change in certain indirect favorable effects between 2025 and 2024 includes approximately $17.9 million and $30.2 million, respectively, related to additions and reductions for tax positions of current and prior years, changes in judgments and lapses of statutes of limitations. During 2022, the Company made the determination that it will be able to utilize approximately $15.7 million of indirect favorable benefits in the United States related to the settlement of a foreign audit examination. In addition, the gross unrecognized income tax benefits as of December 31, 2025 and 2024 exclude certain deposits made in a foreign jurisdiction of approximately $28.5 million, net of $21.0 million refunds received, and $25.2 million, net of $18.5 million refunds received, respectively, associated with an ongoing audit.

    The Company and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of December 31, 2025, a number of income tax examinations in foreign jurisdictions, as well as the United States, were ongoing. It is possible that certain of these ongoing examinations may be resolved within 12 months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized income tax benefits balance may materially change within the next 12 months. In certain foreign jurisdictions, there are either statutory expirations or the Company’s settlement expectations such that approximately $3.8 million could be concluded within the next 12 months. Although there are ongoing examinations in various federal and state jurisdictions, the 2020 through 2025 tax years generally remain subject to examination in the United States by applicable authorities. In the Company’s significant foreign jurisdictions, primarily the United Kingdom, France, Germany, Switzerland, Finland and Brazil, the 2019 through 2025 tax years generally remain subject to examination by their respective tax authorities.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

    The Company merged its U.S. qualified defined benefit pension plans for hourly and salaried employees into one plan (the “Plan”) on December 31, 2023 and finalized the termination of the Plan in 2024. In connection with the termination process, the Company offered a lump sum benefit payout option to Plan participants, and the remaining assets of the Plan were used to purchase a group annuity contract that transferred the remaining plan liabilities to an insurance carrier. The termination process was finalized by December 31, 2024 and the settlement resulted in the recognition of approximately $18.5 million within “Other expense (income), net” within the Company's Consolidated Statements of Operations representing the amounts previously recognized in “Accumulated other comprehensive loss.” As of December 31, 2024, there were no remaining balances on the balance sheet related to the Plan.

    The Company also maintains an Executive Nonqualified Pension Plan (“ENPP”) in the U.S. that provides certain senior executives with retirement income for a period of 15 years or up to a lifetime annuity, if certain requirements are met. Benefits under the ENPP vest if the participant has attained age 50 and has at least ten years of service (including five years as a participant in the ENPP), but are not payable until the participant reaches age 65. The lifetime annuity benefit generally is available only to vested participants who retire on or after reaching age 65 and was eliminated during 2021 for participants reaching age 65 subsequent to December 31, 2022. The ENPP is an unfunded, nonqualified defined benefit pension plan. The ENPP was frozen as of December 31, 2024 against future benefit accruals.

    Net annual pension costs for the years ended December 31, 2025, 2024 and 2023 for the Company’s defined benefit pension plans and ENPP are set forth below (in millions):

Pension benefits	2025	2024	2023
Service cost	$7.7	$8.2	$9.6
Interest cost	27.1	27.8	29.3
Expected return on plan assets	(26.3)	(30.8)	(30.4)
Amortization of net actuarial losses	7.4	1.4	9.4
Amortization of prior service cost	1.6	10.5	1.5
Net loss recognized due to settlement	(0.2)	18.8	0.4
Curtailment (gain) loss	—	(0.2)	—
Net annual pension cost	$17.3	$35.7	$19.8

    The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense (income), net” in the Company’s Consolidated Statements of Operations.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The weighted average assumptions used to determine the net annual pension costs for the Company’s defined benefit pension plans and ENPP for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
All plans:
Weighted average discount rate	5.1%	4.5%	4.9%
Weighted average expected long-term rate of return on plan assets	5.2%	5.5%	5.5%
Rate of increase in future compensation	1.5%-5.0%	1.7%-5.0%	1.8%-5.0%
U.S.-based plans:
Weighted average discount rate	5.8%	5.3%	5.7%
Weighted average expected long-term rate of return on plan assets(1)	—%	5.8%	5.8%
Rate of increase in future compensation(2)	5.0%	5.0%	5.0%
___________________________________
(1)    Applicable for U.S. funded, qualified plan. The termination process was finalized by December 31, 2024.
(2)    Applicable for U.S. unfunded, nonqualified plan.

    Net annual postretirement benefit costs, and the weighted average discount rate used to determine them, for the years ended December 31, 2025, 2024 and 2023 are set forth below (in millions, except percentages):

Postretirement benefits	2025	2024	2023
Service cost	$—	$—	$0.1
Interest cost	1.4	1.5	1.3
Amortization of net actuarial gains	(0.1)	—	—
Amortization of prior service cost	0.3	0.1	0.2
Net annual postretirement benefit cost	$1.6	$1.6	$1.6
Weighted average discount rate	7.2%	6.7%	6.6%

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following tables set forth reconciliations of the changes in benefit obligation, plan assets and funded status as of December 31, 2025 and 2024 (in millions):

	Pension and ENPP Benefits		Postretirement Benefits
Change in benefit obligation	2025	2024	2025	2024
Benefit obligation at beginning of year	$550.1	$647.0	$19.7	$23.0
Service cost	7.7	8.2	—	—
Interest cost	27.1	27.8	1.4	1.5
Plan participants’ contributions	1.0	1.3	—	—
Actuarial losses (gains)	7.8	(42.3)	4.7	(3.1)
Acquisitions	—	—	(0.2)	—
Amendments	0.1	(0.3)	—	1.6
Settlements	(5.7)	(34.0)	—	—
Benefits paid	(42.3)	(44.4)	(1.5)	(1.9)
Foreign currency exchange rate changes	38.2	(12.2)	0.9	(1.4)
Curtailment	—	(1.0)	—	—
Benefit obligation at end of year	$584.0	$550.1	$25.0	$19.7

	Pension and ENPP Benefits		Postretirement Benefits
Change in plan assets	2025	2024	2025	2024
Fair value of plan assets at beginning of year	$494.0	$572.0	$—	$—
Actual return on plan assets	22.9	(18.2)	—	—
Employer contributions	14.8	26.9	1.5	1.8
Plan participants’ contributions	1.0	1.3	—	—
Benefits paid	(42.3)	(44.4)	(1.5)	(1.9)
Settlements	(5.7)	(33.9)	—	—
Foreign currency exchange rate changes	37.4	(9.7)	—	0.1
Fair value of plan assets at end of year	$522.1	$494.0	$—	$—
Funded status	$(61.9)	$(56.0)	$(25.0)	$(19.7)

	Pension and ENPP Benefits		Postretirement Benefits
Amounts recognized in Consolidated Balance Sheets:	2025	2024	2025	2024
Other assets (noncurrent)	$95.9	$92.9	$—	$—
Other current liabilities	(7.6)	(7.5)	(2.0)	(1.6)
Accrued expenses	(4.0)	(3.7)	—	—
Pension and postretirement health care benefits (noncurrent)	(146.2)	(137.7)	(23.0)	(18.1)
Net amount recognized	$(61.9)	$(56.0)	$(25.0)	$(19.7)

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s ENPP and defined pension and postretirement benefit plans during the years ended December 31, 2025, 2024 and 2023 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2022	$(304.4)	$(73.2)	$(231.2)
Net loss recognized due to settlement	0.4	—	0.4
Net actuarial loss arising during the year	(21.5)	(5.4)	(16.1)
Amortization of prior service cost	1.7	0.4	1.3
Amortization of net actuarial losses	9.4	2.4	7.0
Accumulated other comprehensive loss as of December 31, 2023	$(314.4)	$(75.8)	$(238.6)
Prior service cost arising during the year	(1.4)	(0.5)	(0.9)
Net loss recognized due to settlement	18.8	4.8	14.0
Net actuarial loss arising during the year	(2.7)	(0.5)	(2.2)
Amortization of prior service cost	1.5	0.4	1.1
Amortization of net actuarial losses	10.5	2.7	7.8
Accumulated other comprehensive loss as of December 31, 2024	$(287.7)	$(68.9)	$(218.8)
Prior service cost arising during the year	(0.1)	—	(0.1)
Net gain recognized due to settlement	(0.2)	—	(0.2)
Net actuarial loss arising during the year	(15.6)	(4.2)	(11.4)
Amortization of prior service cost	1.9	0.4	1.5
Amortization of net actuarial losses	7.3	1.7	5.6
Accumulated other comprehensive loss as of December 31, 2025	$(294.4)	$(71.0)	$(223.4)

    The unrecognized net actuarial losses included in accumulated other comprehensive loss related to the Company’s defined benefit pension plans and ENPP as of December 31, 2025 and 2024 are set forth below (in millions):

	2025	2024
Unrecognized net actuarial losses	$260.4	$256.7

    The increase in unrecognized net actuarial losses between years is primarily due to the termination of the U.S. qualified defined benefit plan in the prior year, as well as the total net impact of the changes in the assumptions, specifically the decrease in the discount rate. The unrecognized net actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. For some of the Company’s defined benefit pension plans, these losses, to the extent they exceed 10% of the greater of the plan’s liabilities or the fair value of assets (“the gain/loss corridor”), will be amortized on a straight-line basis over the periods discussed as follows. For the Company’s U.K. defined benefit pension plan, the population covered is predominantly inactive participants, and losses related to those plans, to the extent they exceed the gain/loss corridor, will be amortized over the average remaining lives of those participants while covered by the respective plan. For the Company’s ENPP, the population is predominantly active participants, and losses related to the plan will be amortized over the average future working lifetime of the active participants expected to receive benefits. As of December 31, 2025, the average amortization periods were as follows:

	ENPP	U.K. Plan
Average amortization period of losses related to defined benefit pension plans	6.5 years	16.3 years

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table summarizes the unrecognized prior service cost related to the Company’s defined benefit pension plans as of December 31, 2025 and 2024 (in millions):

	2025	2024
Unrecognized prior service cost	$28.3	$29.8

    The decrease in the unrecognized prior service cost between years is due primarily to the amortization of unrecognized prior service cost related to prior plan amendments.

    The following table summarizes the unrecognized net actuarial gains included in the Company’s accumulated other comprehensive loss related to the Company’s U.S. and Brazilian postretirement health care benefit plans as of December 31, 2025 and 2024 (in millions):

	2025	2024
Unrecognized net actuarial losses (gains)(1)	$1.6	$(3.3)
___________________________________
(1)      Includes a gain of approximately $0.6 million and $1.3 million, respectively, related to the Company’s U.S. postretirement benefit plans.

    The change in unrecognized net actuarial losses (gains) related to the Company’s U.S. and Brazilian postretirement benefit plans is primarily resulting from the loss in relation to the change in the projected benefit obligation as a result of the unfavorable impact of the underlying assumptions as of December 31, 2025. The unrecognized net actuarial gains or losses will be impacted in future periods by discount rate changes, actual demographic experience, actual health care inflation and certain other factors. These gains or losses, to the extent they exceed the gain/loss corridor, will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits, or the average remaining lives of inactive participants, covered under the postretirement benefit plans. As of December 31, 2025, the gains or losses did not exceed the corridor for the Company’s U.S. postretirement benefit plan and therefore, there will be no amortization of unrecognized gains or losses during 2025.

    As of December 31, 2025 and 2024, the net prior service cost related to the Company’s Brazilian postretirement health care benefit plans was as follows (in millions):

	2025	2024
Net prior service cost	$4.1	$4.5

    The following table summarizes the fair value of plan assets, aggregate projected benefit obligation and accumulated benefit obligation as of December 31, 2025 and 2024 for defined benefit pension plans, ENPP and other postretirement plans with accumulated benefit obligations in excess of plan assets (in millions):

	2025	2024
All plans:
Fair value of plan assets	$33.2	$30.7
Projected benefit obligation	216	199.3
Accumulated benefit obligation	203.6	189.8
U.S.-based plans and ENPP:
Fair value of plan assets	$—	$—
Projected benefit obligation	108.4	102.5
Accumulated benefit obligation	108.4	102.5

    The amounts for 2025 and 2024 disclosed above do not include the fair value of plan assets, the projected benefit obligation or the accumulated benefit obligation related to the Company’s U.K. plan. The Company’s U.K. plan’s fair value of plan assets was in excess of the plan’s accumulated benefit obligation as of December 31, 2025 and 2024.

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

    The weighted average assumptions used to determine the benefit obligation for the Company’s defined benefit pension plans and ENPP as of December 31, 2025 and 2024 are as follows:

	2025	2024
All plans:
Weighted average discount rate	5.0%	5.1%
Rate of increase in future compensation	1.5%-3.5%	1.5%-5.0%
U.S.-based plans:
Weighted average discount rate	5.6%	5.8%
Rate of increase in future compensation(1)	—%	5.0%
____________________________________
(1)    Applicable for U.S. unfunded, nonqualified plan. The termination process was finalized by December 31, 2024.

    The weighted average discount rate used to determine the benefit obligation for the Company’s postretirement benefit plans for the years ended December 31, 2025 and 2024 was 7.7% and 7.2%, respectively.

    For the years ended December 31, 2025, 2024 and 2023, the Company used a globally consistent methodology to set the discount rate in the countries where its largest benefit obligations exist. In the United States, the United Kingdom and the Euro Zone, the Company constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of the Company’s benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the portfolio is constructed is consistent.

    For measuring the expected U.S. postretirement benefit obligation at December 31, 2025, the Company assumed a 7.5% health care cost trend rate for 2026 decreasing to 5.0% by 2036. For measuring the expected U.S. postretirement benefit obligation at December 31, 2024, the Company assumed a 7.5% health care cost trend rate for 2025 decreasing to 5.0% by 2035. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2025, the Company assumed a 10.2% health care cost trend rate for 2026, decreasing to 4.5% by 2036. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2024, the Company assumed a 10.2% health care cost trend rate for 2025, decreasing to 4.5% by 2035.

    The Company currently estimates its minimum contributions and benefit payments to its U.S.-based unfunded ENPP for 2026 will aggregate to approximately $5.7 million. The Company currently estimates its minimum contributions for underfunded plans and benefit payments for unfunded plans for 2026 to its non-U.S.-based defined benefit pension plans will aggregate to approximately $9.1 million, of which approximately $0.1 million relates to its U.K. pension plan. The Company currently estimates its benefit payments for 2026 to its U.S.-based postretirement health care and life insurance benefit plans will aggregate to approximately $1.6 million and its benefit payments for 2026 to its Brazilian postretirement health care benefit plans will aggregate to less than $0.4 million.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    During 2025, approximately $48.0 million of benefit payments were made related to the Company’s defined benefit pension plans and ENPP. At December 31, 2025, the aggregate expected benefit payments for the Company’s defined benefit pension plans and ENPP are as follows (in millions):

2026	$46.8
2027	47.9
2028	45.6
2029	46.7
2030	48.2
2031 through 2035	264.4
$499.6

    During 2025, approximately $1.5 million of benefit payments were made related to the Company’s U.S. and Brazilian postretirement benefit plans. At December 31, 2025, the aggregate expected benefit payments for the Company’s U.S. and Brazilian postretirement benefit plans are as follows (in millions):

2026	$2.1
2027	2.1
2028	2.1
2029	2.2
2030	2.2
2031 through 2035	11.3
$22.0

Investment Strategy and Concentration of Risk

    The weighted average asset allocation of the Company’s U.K. pension benefit plans as of December 31, 2025 and 2024 are as follows:

Asset Category	2025	2024
Equity securities	8%	5%
Fixed income securities	87%	91%
Other investments	5%	4%
Total	100%	100%

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
•Alternative Investments: These investments are reported at fair value as determined by the general partner of the alternative investment. The “market approach” valuation technique is used to value investments in these funds. The

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

funds typically are open-end funds as they generally offer subscription and redemption options to investors. The frequency of such subscriptions or redemptions is dictated by each fund’s governing documents. The amount of liquidity provided to investors in a particular fund generally is consistent with the liquidity and risk associated with the underlying portfolio (i.e., the more liquid the investments in the portfolio, the greater the liquidity provided to investors). Liquidity of individual funds varies based on various factors and may include “gates,” “holdbacks” and “side pockets” imposed by the manager of the fund, as well as redemption fees that may also apply. Investments in these funds typically are valued utilizing the net asset valuations provided by their underlying investment managers, general partners or administrators. The funds consider subscription and redemption rights, including any restrictions on the disposition of the interest, in its determination of the fair value. Other alternative investments include derivative contracts such as options and currency forwards, commodity securities and insurance-linked securities, which are largely valued based on observable data.
•Insurance Contracts: Insurance contracts are valued using current prevailing interest rates.

    The fair value of the Company’s pension assets as of December 31, 2025 is as follows (in millions):

	Total	Level 1	Level 2	Level 3
Equity securities:
Global equities	$41.0	$41.0	$—	$—
Total equity securities	41.0	41.0	—	—
Fixed income:
Aggregate fixed income	420.8	106.8	314.0	—
Total fixed income share(1)	420.8	106.8	314.0	—
Alternative investments:
Hedge Funds	8.8		8.8
Commodity securities	4.5	4.5
Insurance-linked securities	2.1		2.1
Derivative contracts - currency forwards, interest rate swaps and options	0.9	—	0.9	—
Total alternative investments(2)	16.3	4.5	11.8	—
Miscellaneous funds(3)	35.0	—	—	35.0
Cash and equivalents measured at net asset value(4)	9.0	—	—	—
Total assets	$522.1	$152.3	$325.8	$35.0
______________________________________
(1)    73% of “fixed income” securities are in government treasuries; 13% are in investment-grade corporate bonds; 8% are in asset or mortgage backed securities; 4% are in high-yield securities and 2% are in foreign securities.
(2)    54% of “alternative investments” are in hedge funds; 28% are in commodity securities; 12% are in insurance-linked securities; and 6% are in derivative contracts.
(3)    “Miscellaneous funds” is comprised of insurance contracts in Finland, Norway and Switzerland.
(4)    Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following is a reconciliation of Level 3 assets as of December 31, 2025 (in millions):

	Total	Alternative Investments	Miscellaneous Funds
Beginning balance as of December 31, 2024	$32.2	$—	$32.2
Actual return on plan assets:
(a) Relating to assets still held at reporting date	0.9	—	0.9
Purchases, sales and /or settlements	(2.3)	—	(2.3)
Foreign currency exchange rate changes	4.2	—	4.2
Ending balance as of December 31, 2025	$35.0	$—	$35.0

    The fair value of the Company’s pension assets as of December 31, 2024 is as follows (in millions):

	Total	Level 1	Level 2	Level 3
Equity securities:
Global equities	$21.3	$—	$21.3	$—
Total equity securities	21.3	—	21.3	—
Fixed income:
Aggregate fixed income	420.5	420.5	—	—
Total fixed income share(1)	420.5	420.5	—	—
Alternative investments:
Hedge funds measured at net asset value(4)	10.0	—	—	—
Total alternative investments(2)	10.0	—	—	—
Miscellaneous funds(3)	32.2	—	—	32.2
Cash and equivalents measured at net asset value(4)	10.0	—	—	—
Total assets	$494.0	$420.5	$21.3	$32.2
______________________________________
(1)    68% of “fixed income” securities are in government treasuries; 22% are in foreign securities; 2% are in investment-grade corporate bonds; 7% are in asset or mortgage backed securities and 1% are in high-yield securities.
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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The investment strategy for the plans’ portfolio of assets balances the requirement to generate returns with the need to control risk. The asset mix is recognized as the primary mechanism to influence the reward and risk structure of the pension fund investments in an effort to accomplish the plans’ funding objectives. The Company engages investment professionals to manage the overall schemes. The Company's strategic allocation considers multi-asset growth portfolios, cash flow driven investments, and liability hedging assets. Each type of portfolio aims to mitigate specific concentrations of risks while achieving returns. Ranging from matching the movement in liabilities related to interest rates and inflation with no outperformance to producing income with a high degree of certainty, a defined purpose is established for each portfolio. Such diversification allows for a balanced approach between investments in assets for near-term benefit payments and assets for longer-term growth. The target allocations of retirement fund investments for the Company’s non-U.S. based pension plans are as follows:

Non-U.S. Pension Plans(1)

Target allocations:
Fixed income securities	90.0%
Equity securities	7.5%
Alternative investments	2.5%
Total	100.0%
_______________________________________
(1)    The majority of the Company’s non-U.S. pension fund investments are related to the Company’s pension plan in the United Kingdom.

    The expected long-term return on plan assets is based on a long horizon of 15 to 20 years. Projected returns consider current and historical asset allocations. The Company has noted this mix of investments for a 20 years period supports an expected long-term return on its non-U.S. based pension plans of approximately 5.8% to 7.0%. Based on the historical returns and forward-looking return expectations, we believe our expected return assumption of 6.20% for our U.K.-based plans for the year ending December 31, 2026 is reasonable and attainable. The Company has tempered this historical indicator with lower expectations for returns and changes to investments in the future as well as the administrative costs of the plans.

    Equity securities primarily include investments in large-cap and small-cap companies located across the globe. Fixed income securities include government securities, investment-grade corporate bonds of companies from diversified industries, asset-backed securities, high-yield securities and foreign securities. Alternative and other assets include investments in hedge funds, derivative contracts, commodity securities and insurance-linked securities. To date, the Company has not invested pension funds in its own stock and has no intention of doing so in the future.

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

    The Company maintains separate defined contribution plans covering certain employees and executives, primarily in the United States, the United Kingdom and Brazil. Under the plans, the Company contributes a specified percentage of each eligible employee’s compensation. The Company contributed approximately $18.6 million, $23.1 million and $21.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

    The Company enters into foreign currency, commodity and interest rate swap contracts. The fair values of the Company’s derivative instruments are determined using discounted cash flow valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these discounted cash flow valuation models for derivative instruments include the applicable exchange rates, forward rates or interest rates. Such models used for option contracts also use implied volatility. Refer to Note 14 for additional information on the Company’s derivative instruments and hedging activities.

    Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 are summarized below (in millions):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$20.2	$—	$20.2
Derivative liabilities	—	48.4	—	48.4

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$46.0	$—	$46.0
Derivative liabilities	—	14.2	—	14.2

    The carrying amounts of long-term debt under the Company’s EIB Senior term loans due 2029 and 2030 and Senior term loans due between 2025 and 2028 approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At December 31, 2025, the estimated fair value of the Company’s 0.800% Senior notes due 2028, based on listed market values, was approximately €566.7 million (or approximately $664.8 million), compared to the carrying value of €600.0 million (or approximately $703.8 million). At December 31, 2025, the estimated fair value of the Company's 5.450% Senior notes due 2027, based on listed market values, was approximately $405.4 million compared to the carrying value of $400.0 million. At December 31, 2025, the estimated fair value of the Company's 5.800% Senior notes due 2034, based on listed market values, was approximately $733.9 million, compared to the carrying value of $700.0 million. Refer to Note 12 for additional information on the Company’s long-term debt.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

22.    COMMITMENTS AND CONTINGENCIES

    The future payments required under the Company’s significant commitments, excluding indebtedness, as of December 31, 2025 are as follows (in millions):

    Interest payments on indebtedness – The Company expects to make interest payments of approximately $116.6 million during the year ending December 31, 2026 related to indebtedness outstanding as of December 31, 2025. Indebtedness amounts reflect the principal amount of the Company’s EIB senior term loans, senior notes, senior term loans, credit facility and certain short-term borrowings, gross of any debt issuance costs. The projected amount of interest payments includes assumptions regarding the future fluctuations in interest rates, as well as borrowings under the Company’s revolving credit facility and other variable debt instruments. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. Refer to Note 12 of the Consolidated Financial Statements for additional information regarding indebtedness.

    Unconditional purchase obligations – As of December 31, 2025, the Company had approximately $161.6 million of outstanding purchase obligations payable during the year ending December 31, 2026. The Company's unconditional purchase obligations are primarily payable within 12 months.

    Other short-term and long-term obligations – As of December 31, 2025, the Company has approximately $3.8 million of income tax liabilities related to uncertain income tax provisions connected with ongoing income tax audits in various jurisdictions that it expects to pay or settle within the next 12 months. These liabilities and related income tax audits are subject to statutory expiration. Additionally, we currently expect that we will contribute $2.4 million to our non-U.S. defined benefit pension and postretirement plans due during the year ending December 31, 2026. The timing and amounts of future contributions are dependent upon the funding status of the plans, which is expected to vary as a result of changes in interest rates, returns on underlying assets, and other factors. Refer to Note 19 and Note 20 of the Consolidated Financial Statements for additional information regarding the Company’s uncertain tax positions and pension and postretirement benefit plans, respectively. These obligations comprise a majority of the Company’s other short-term and long-term obligations.

Off-Balance Sheet Arrangements

Guarantees

    At December 31, 2025, the Company had outstanding guarantees issued to its Argentine finance joint venture, AGCO Capital Argentina S.A. (“AGCO Capital”) of approximately $82.6 million. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to AGCO Capital if end users default on such loans to the extent that, due to non-credit risk, the end users are not able, or not required, to pay their loans, or are required to pay in a different currency than the one agreed in their loan. The Company also has obligations to guarantee indebtedness owed to certain of its finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant. The Company believes the credit risk associated with these guarantees is not material.

    In addition, at December 31, 2025, the Company accrued approximately $11.6 million of outstanding guarantees of residual values that may be owed to its finance joint ventures in the United States and Canada upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantees is approximately $224.1 million.

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

Contingencies

    During 2017, the Company purchased Precision Planting, which provides precision agricultural technology solutions. In 2018, Deere & Company (“Deere”) filed separate complaints in the U.S. District Court of Delaware against the Company and Precision Planting alleging that certain products of those entities infringed certain patents of Deere. The two complaints

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

subsequently were consolidated into a single case, Case No. 1:18-cv-00827-CFC. In July 2022, the case was tried before a jury, which determined that the Company and Precision Planting had not infringed the Deere patents. Following customary post-trial procedures, the Court entered a judgment in the Company’s favor, and Deere appealed the judgment to the U.S. Court of Appeals for the Federal Circuit. On January 24, 2025, the Court ruled in favor of the Company and Precision Planting. Deere did not file for a writ of certiorari from the U.S. Supreme Court within the required time period, and, as a result, the District Court judgment is final.

    The Company is a party to various other legal claims and actions incidental to its business. The Company believes that none of these claims or actions, either individually or in the aggregate, is material to its business or financial statements as a whole, including its results of operations and financial condition.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23.    LEASES

    Total lease assets and liabilities at December 31, 2025 and 2024 were as follows (in millions):

Lease Assets	Classification	As of December 31, 2025	As of December 31, 2024
Operating ROU assets	Right-of-use lease assets	$167.3	$168.9
Finance lease assets	Property, plant and equipment, net(1)	6.5	6.1
Total lease assets		$173.8	$175.0

Lease Liabilities	Classification	As of December 31, 2025	As of December 31, 2024
Current:
Operating	Accrued expenses	$47.9	$45.0
Finance	Other current liabilities	0.3	0.5

Noncurrent:
Operating	Operating lease liabilities	122.1	127.5
Finance	Other noncurrent liabilities	5.7	5.1
Total lease liabilities		$176.0	$178.1
____________________________________
(1)    Finance lease assets are recorded net of accumulated depreciation of $3.0 million and $2.8 million as of December 31, 2025 and 2024, respectively.

    Total lease costs for 2025 and 2024 are set forth below (in millions):

	Classification	Year Ended December 31, 2025	Year Ended December 31, 2024
Operating lease cost	Selling, general and administrative expenses	$62.2	$59.6
Variable lease cost	Selling, general and administrative expenses	5.2	4.8
Short-term lease cost	Selling, general and administrative expenses	18.5	23.4
Finance lease cost:
Amortization of lease assets	Depreciation expense(1)	0.4	0.5
Interest on lease liabilities	Interest expense, net	0.2	0.2
Total lease cost		$86.5	$88.5
____________________________________
(1)    Depreciation expense was included in both “Cost of goods sold” and “Selling, general and administrative expenses” within the Company's Consolidated Statements of Operations.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Lease payment amounts for operating and finance leases with remaining terms greater than one year as of December 31, 2025 were as follows (in millions):

	December 31, 2025
	Operating Leases(1)	Finance Leases
2026	$55.5	$0.6
2027	40.5	0.4
2028	31.8	0.3
2029	23.5	0.3
2030	11	0.2
Thereafter	37.5	6.0
Total lease payments	199.8	7.8
Less: imputed interest(2)	(29.9)	(2.0)
Present value of lease liabilities	$169.9	$5.8
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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table summarizes the weighted-average remaining lease term and weighted-average discount rate:

	As of December 31, 2025	As of December 31, 2024
Weighted-average remaining lease term:
Operating leases	6 years	6 years
Finance leases	16 years	16 years

Weighted-average discount rate:
Operating leases	6.3%	6.4%
Finance leases	2.9%	2.8%

    The following table summarizes the supplemental cash flow information for 2025 and 2024 (in millions):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$62.2	$59.5
Operating cash flows from finance leases	0.1	0.1
Financing cash flows from finance leases	0.7	1.0

Leased assets obtained in exchange for lease obligations:
Operating leases	$38.2	$61.9
Finance leases	0.5	0.2

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

24.    REVENUE

Contract Liabilities

    Contract liabilities primarily relate to the following: (1) unrecognized revenues where payment of consideration precedes the Company’s performance with respect to extended warranty and maintenance contracts and where the performance obligation is satisfied over time and (2) unrecognized revenues where payment of consideration precedes the Company’s performance with respect to precision agriculture technology services and where the performance obligation is satisfied over time.

    The following table summarizes the balance of contract liabilities as of December 31, 2025 and 2024 (in millions):

	2025	2024
Contract liabilities	$386.1	$341.5

    The contract liabilities are classified as either “Accrued Expenses” or “Other current liabilities” and “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets. In 2025, the Company recognized approximately $164.9 million of revenue that was recorded as a contract liability at the beginning of 2025. In 2024, the Company recognized approximately $139.2 million of revenue that was recorded as a contract liability at the beginning of 2024.

Remaining Performance Obligations

    The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2025 are $157.0 million in 2026, $116.5 million in 2027, $64.0 million in 2028, $30.6 million in 2029 and $9.9 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Disaggregated Revenue

    Net sales for the year ended December 31, 2025 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/ Middle East	Asia/ Pacific/Africa	Consolidated
Primary geographical markets:
United States	$1,234.4	$—	$—	$—	$1,234.4
Canada	326.7	—	—	—	326.7
Germany	—	—	1,645.9	—	1,645.9
France	—	—	1,321.3	—	1,321.3
United Kingdom and Ireland	—	—	559.2	—	559.2
Finland and Scandinavia	—	—	798.1	—	798.1
Italy	—	—	456.0	—	456.0
Other Europe	—	—	1,678.1	—	1,678.1
Brazil	—	825.1	—	—	825.1
Other South America	—	279.6	—	—	279.6
Middle East and Algeria	—	—	278.1	—	278.1
Africa	—	—	—	109.4	109.4
Asia	—	—	—	164.7	164.7
Australia and New Zealand	—	—	—	290.1	290.1
Mexico, Central America and Caribbean	104.4	10.9	—	—	115.3
	$1,665.5	$1,115.6	$6,736.7	$564.2	$10,082.0

Major products:
Tractors	$657.2	$734.4	$4,942.3	$359.1	$6,693.0
Replacement parts	381.1	157.1	1,227.6	107.5	1,873.3
Grain storage and protein production systems	—	—	—	1.3	1.3
Combines, application equipment and other machinery	627.2	224.1	566.8	96.3	1,514.4
	$1,665.5	$1,115.6	$6,736.7	$564.2	$10,082.0

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Net sales for the year ended December 31, 2024 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America	Europe/ Middle East	Asia/Pacific/Africa	Total Segments	Other(1)	Consolidated
Primary geographical markets:
United States	$1,757.0	$—	$—	$—	$1,757.0	$471.9	$2,228.9
Canada	426.2	—	—	—	426.2	62.4	488.6
Germany	—	—	1,721.8	—	1,721.8	11.5	1,733.3
France	—	—	1,378.2	—	1,378.2	5.3	1,383.5
United Kingdom and Ireland	—	—	535.0	—	535.0	5.4	540.4
Finland and Scandinavia	—	—	772.0	—	772.0	6.8	778.8
Italy	—	—	363.7	—	363.7	22.9	386.6
Other Europe	—	—	1,512.7	—	1,512.7	44.4	1,557.1
Brazil	—	882.1	—	—	882.1	81.6	963.7
Other South America	—	316.5	—	—	316.5	22.1	338.6
Middle East and Algeria	—	—	428.9	—	428.9	4.3	433.2
Africa	—	—	—	98.5	98.5	10.1	108.6
Asia	—	—	—	217.3	217.3	41.6	258.9
Australia and New Zealand	—	—	—	310.5	310.5	4.8	315.3
Mexico, Central America and Caribbean	115.1	9.9	—	—	125.0	21.4	146.4
	$2,298.3	$1,208.5	$6,712.3	$626.3	$10,845.4	$816.5	$11,661.9

Major products:
Tractors	$922.6	$781.2	$4,965.3	$390.2	$7,059.3	$—	$7,059.3
Replacement parts	409.5	159.4	1,156.5	102.4	1,827.8	—	1,827.8
Grain storage and protein production systems	—	—	—	16.0	16.0	816.5	832.5
Combines, application equipment and other machinery	966.2	267.9	590.5	117.7	1,942.3	—	1,942.3
	$2,298.3	$1,208.5	$6,712.3	$626.3	$10,845.4	$816.5	$11,661.9
__________________________________
(1)    “Other” represents the results for the year ended December 31, 2024 for the majority of the Company’s G&P business which was divested on November 1, 2024. The results of the G&P business through the date of the divestiture were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Net sales for the year ended December 31, 2023 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	South America(1)	Europe/ Middle East	Asia/Pacific/Africa(1)	Total Segments	Other(2)	Consolidated
Primary geographical markets:
United States	$2,433.9	$—	$—	$—	$2,433.9	$527.6	$2,961.5
Canada	573.7	—	—	—	573.7	64.2	637.9
Germany	—	—	1,736.4	—	1,736.4	13.1	1,749.5
France	—	—	1,487.5	—	1,487.5	6.8	1,494.3
United Kingdom and Ireland	—	—	693.4	—	693.4	9.7	703.1
Finland and Scandinavia	—	—	824.1	—	824.1	13.2	837.3
Italy	—	—	427.6	—	427.6	29.5	457.1
Other Europe	—	—	1,793.7	—	1,793.7	77.8	1,871.5
Brazil	—	1,726.2	—	—	1,726.2	134.1	1,860.3
Other South America	—	340.9	—	—	340.9	17.2	358.1
Middle East and Algeria	—	—	422.5	—	422.5	5.2	427.7
Africa	—	—	—	127.9	127.9	16.4	144.3
Asia	—	—	—	294.0	294.0	68.7	362.7
Australia and New Zealand	—	—	—	371.2	371.2	6.8	378.0
Mexico, Central America and Caribbean	130.6	11.1	—	—	141.7	27.4	169.1
	$3,138.2	$2,078.2	$7,385.2	$793.1	$13,394.7	$1,017.7	$14,412.4

Major products:
Tractors	$1,402.3	$1,288.4	$5,532.9	$487.4	$8,711.0	$—	$8,711.0
Replacement parts	421.0	167.5	1,124.7	102.8	1,816.0	—	1,816.0
Grain storage and protein production systems	—	—	—	44.9	44.9	1,017.7	1,062.6
Combines, application equipment and other machinery	1,314.9	622.4	727.6	157.9	2,822.8	—	2,822.8
	$3,138.2	$2,078.2	$7,385.2	$793.1	$13,394.7	$1,017.7	$14,412.4
____________________________________
(1)    Rounding may impact the summation of amounts.
(2)    “Other” represents the results for the year ended December 31, 2023 for the majority of the Company’s G&P business which was divested on November 1, 2024. The results of the G&P business through the date of the divestiture were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

25.    SEGMENT REPORTING

    The Company has four operating segments which are also its reportable segments which consist of the North America, South America, Europe/Middle East and Asia/Pacific/Africa regions. The Company’s reportable segments are geography based and distribute a full range of agricultural machinery and precision agriculture technology. The Company’s Chief Operating Decision Maker (“CODM”), Eric P. Hansotia, Chairman of the Board, President and Chief Executive Officer, evaluates segment performance primarily based on income from operations. The CODM utilizes income from operations to evaluate each segment’s performance including the allocation of resources. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income (loss) from operations for one segment may not be comparable to another segment. Segment results for the years ended December 31, 2025, 2024 and 2023 based on the Company’s reportable segments are as follows (in millions):

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Years Ended December 31,	North America	South America	Europe/Middle East	Asia/Pacific/Africa	Total Segments	Other(1)	Total
2025
Net sales	$1,665.5	$1,115.6	$6,736.7	$564.2	$10,082.0	$—	$10,082.0
Cost of goods sold	1,303.4	901.4	4,857.6	452.8	7,515.2	—	7,515.2
Selling, general and administrative expenses	335.2	121.3	575.9	72.7	1,105.1	—	1,105.1
Engineering expenses	138.9	41.5	296.4	10.9	487.7	—	487.7
Income (loss) from operations	$(112.0)	$51.4	$1,006.8	$27.8	$974.0	$—	$974.0

Depreciation	$58.5	$32.9	$153.9	$11.2	$256.5	$—	$256.5
Assets	1,409.9	1,052.0	2,907.6	606.6	5,976.1	—	5,976.1
Capital expenditures	41.4	30.0	173.1	3.4	247.9	—	247.9

2024
Net sales(2)	$2,298.3	$1,208.5	$6,712.3	$626.3	$10,845.4	$816.5	$11,661.9
Cost of goods sold	1,750.1	975.3	4,913.4	494.9	8,133.7	629.1	8,762.8
Selling, general and administrative expenses	333.8	101.0	553.8	88.7	1,077.3	90.2	1,167.5
Engineering expenses	130.4	45.2	283.8	11.5	470.9	22.1	493.0
Income from operations(3)	$84.0	$87.0	$961.3	$31.2	$1,163.5	$75.1	$1,238.6

Depreciation	$58.4	$34.1	$136.9	$14.9	$244.3	$6.9	$251.2
Assets	1,527.9	946.9	2,841.4	697.7	6,013.9	—	6,013.9
Capital expenditures	61.1	43.7	276.9	3.5	385.2	8.1	393.3

2023
Net sales(4)	$3,138.2	$2,078.2	$7,385.2	$793.1	$13,394.7	$1,017.7	$14,412.4
Cost of goods sold	2,311.0	1,520.3	5,383.5	626.8	9,841.6	793.4	10,635.0
Selling, general and administrative expenses	299.0	148.0	568.1	76.2	1,091.3	113.7	1,205.0
Engineering expenses	130.1	52.1	323.6	11.6	517.4	31.4	548.8
Income from operations(5)	$398.1	$357.8	$1,110.0	$78.5	$1,944.4	$79.2	$2,023.6

Depreciation	$51.9	$33.6	$114.1	$16.7	$216.3	$14.1	$230.4
Assets	1,624.7	1,328.5	2,949.6	777.4	6,680.2	490.5	7,170.7
Capital expenditures	113.2	72.1	309.9	4.2	499.4	18.7	518.1
____________________________________
(1)    “Other” represents the results for the years ended December 31, 2024 and 2023 for the majority of the Company’s Grain & Protein (“G&P”) business which was divested on November 1, 2024. The results of the G&P business through the date of the divestiture were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments.
(2)    Of the $816.5 million of the net sales of the divested G&P business recast to “Other”, $552.0 million, $107.4 million, $100.6 million and $56.5 million were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments, respectively.
(3)    Of the $75.1 million of the income (loss) from operations of the divested G&P business recast to “Other”, $91.8 million, $17.4 million, $(35.6) million and $1.5 million were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments, respectively.
(4)    Of the $1,017.7 million of the net sales of the divested G&P business recast to “Other”, $614.5 million, $156.0 million, $155.3 million and $91.9 million were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments, respectively.
(5)    Of the $79.2 million of the income (loss) from operations of the divested G&P business recast to “Other”, $61.2 million, $28.6 million, $(9.4) million and $(1.2) million were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    A reconciliation from the segment information to the consolidated balances for income (loss) from operations and total assets is set forth below (in millions):

	2025	2024	2023
Segment income from operations	$974.0	$1,163.5	$1,944.4
Other(1)	—	75.1	79.2
Corporate expenses	(176.5)	(212.3)	(204.9)
Amortization of intangibles	(71.1)	(81.0)	(57.7)
Stock compensation expense	(27.7)	(17.9)	(44.6)
Impairment charges	(10.0)	(369.5)	(4.1)
Restructuring and business optimization expenses	(82.2)	(172.7)	(11.9)
Loss on sale of business	(10.8)	(507.3)	—
Consolidated income (loss) from operations	$595.7	$(122.1)	$1,700.4

Segment assets	$5,976.1	$6,013.9	$6,680.2
Other(1)	—	—	490.5
Cash and cash equivalents	861.8	612.7	595.5
Investments in affiliates	609.9	519.6	512.7
Deferred tax assets, other current and noncurrent assets	1,908.2	1,495.1	1,500.1
Intangible assets, net	673.0	728.9	308.8
Goodwill	1,898.8	1,820.4	1,333.4
Consolidated total assets	$11,927.8	$11,190.6	$11,421.2
____________________________________
(1)    “Other” represents the results for the years ended and assets as of December 31, 2024 and 2023 for the majority of the Company’s G&P business which was divested on November 1, 2024. The results and assets of the G&P business through the date of the divestiture were previously included within our North America, South America, Europe/Middle East and Asia/Pacific/Africa segments.

    Property, plant and equipment, right-of-use lease assets and amortizable intangible assets by country as of December 31, 2025 and 2024 were as follows (in millions):

	2025	2024
United States	$863.6	$945.8
Germany	738.3	658.4
Brazil	220.4	200.6
Finland	339.4	282.2
France	162.3	163.8
Italy	91.6	86.0
China	56.6	59.1
Denmark	5.6	5.2
Other	270.9	231.5
	$2,748.7	$2,632.6

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

Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2025, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

    Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Based on this assessment, management believes that, as of December 31, 2025, the Company’s internal control over financial reporting is effective based on the criteria referred to above.

    The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2025. KPMG LLP’s report on internal control over financial reporting is set forth below.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AGCO Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited AGCO Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 13, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Atlanta, Georgia
February 13, 2026

Item 9B.    Other Information

    During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

    Not applicable.

PART III

    The information called for by Items 10, 11, 12, 13 and 14, if any, will be contained in our Proxy Statement for the 2026 Annual Meeting of Stockholders, which we intend to file in March 2026.

Item 10.        Directors, Executive Officers and Corporate Governance

    The information with respect to directors and committees required by this Item set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders in the sections entitled “Proposal Number 1 — Election of Directors” and “Board of Directors and Corporate Governance” is incorporated herein by reference. The information with respect to executive officers required by this Item set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders in the section entitled “Certain Officers” is incorporated herein by reference.

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

Item 11.        Executive Compensation

    The information with respect to executive compensation and its establishment required by this Item set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders in the sections entitled “Board of Directors and Corporate Governance,” “2025 CEO Pay Ratio,” “Certain Officers” and “Talent and Compensation Committee Report” is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Securities Authorized for Issuance Under Equity Compensation Plans

    AGCO maintains its Plan pursuant to which we may grant equity awards to eligible persons. For additional information, refer to Note 15, “Stock Compensation Plans,” in the Notes to the Consolidated Financial Statements included in this filing. The following table gives information about equity awards under our Plan.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Awards Under the Plans	Weighted-Average Exercise Price of Outstanding Awards Under the Plans	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,037,677	$113.16	7,220,463
Equity compensation plans not approved by security holders	—	—	—
Total	1,037,677	$113.16	7,220,463

(b)Security Ownership of Certain Beneficial Owners and Management

    The information required by this Item set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders in the section entitled “Principal Holders of Common Stock” is incorporated herein by reference.

Item 13.        Certain Relationships and Related Party Transactions, and Director Independence

    The information required by this Item set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders in the section entitled “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

Item 14.        Principal Accounting Fees and Services

    The information required by this Item set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders in the sections entitled “Audit Committee Report” and “Board of Directors and Corporate Governance” is incorporated herein by reference.

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

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
2.1	Amended and Restated Sale and Contribution Agreement	April 1, 2024, Form 8-K, Exhibit 2.1
2.2	Stock and Asset Purchase Agreement, dated July 25, 2024, by and among AGCO, Massey Ferguson Corp. and Purchaser	July 25, 2024, Form 8-K, Exhibit 2.1
3.1	Certificate of Incorporation	June 30, 2002, Form 10-Q, Exhibit 3.1
3.2	Bylaws	October 31, 2022, Form 8-K, Exhibit 3.1
4.1	Description of Securities	March 1, 2021, Form 10-K, Exhibit 4.1
4.2	Indenture, dated as of October 6, 2021	October 7, 2021, Form 8-K, Exhibit 4.1
4.3	Senior Note Indenture	March 21, 2024, Form 8-K, Exhibit 4.1
4.4	First Supplemental Indenture for the 2027 Notes and 2034 Notes	March 21, 2024, Form 8-K, Exhibit 4.2
10.1	2006 Long-Term Incentive Plan*	September 30, 2017, Form 10-Q, Exhibit 10.5
10.2	Amendment to 2006 Long-Term Incentive Plan*	November 7, 2024, Form 10-Q, Exhibit 10.1
10.3	AGCO Corporation Employee Stock Purchase Plan*	March 24, 2025, DEF 14A, Appendix
10.4	2006 Form of Stock Appreciation Rights Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.4
10.5	2019 Form of Stock Appreciation Rights Agreement*	January 22, 2019, Form 8-K, Exhibit 10.2
10.6	2023 Form of Stock Appreciation Rights Agreement*	January 13, 2023, Form 8-K, Exhibit 10.3
10.7	2023 Form of Restricted Stock Units Agreement*	January 13, 2023, Form 8-K, Exhibit 10.2
10.8	2024 Form of Restricted Stock Units Agreement*	February 2, 2024, Form 8-K, Exhibit 10.1
10.9	2025 Form of Restricted Stock Units Agreement*	January 31, 2025, Form 8-K, Exhibit 10.1
10.10	2026 Form of Restricted Stock Units Agreement*	January 30, 2026, Form 8-K, Exhibit 10.1
10.11	2023 Form of Performance Share Agreement*	January 13, 2023, Form 8-K, Exhibit 10.1
10.12	2024 Form of Performance Share Agreement*	February 2, 2024, Form 8-K, Exhibit 10.2
10.13	2025 Form of Performance Share Agreement*	January 31, 2025, Form 8-K, Exhibit 10.2
10.14	2026 Form of Performance Share Agreement*	January 30, 2026, Form 8-K, Exhibit 10.2
10.15	Amended and Restated Executive Nonqualified Pension Plan*	April 12, 2021, Form 8-K, Exhibit 10.1
10.16	Annual Incentive Plan*	August 9, 2022, Form 10-Q, Exhibit 10.2

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
10.17	Executive Nonqualified Defined Contribution Plan*	December 31, 2015, Form 10-K, Exhibit 10.9
10.18	First Amendment of AGCO Corporation Executive Non-Qualified Defined Contribution Plan*	December 6, 2024, Form 8-K, Exhibit 10.1
10.19	Amended and Restated Employment and Severance Agreement with Eric P. Hansotia*	Filed herewith
10.20	Employment and Severance Agreement with Damon J. Audia*	June 15, 2022, Form 8-K, Exhibit 10.1
10.21	Employment and Severance Agreement with Torsten Dehner*	February 25, 2022, Form 10-K, Exhibit 10.13
10.22	Employment and Severance Agreement with Luis F.S. Felli*	February 27, 2024, Form 10-K, Exhibit 10.18
10.23	Employment and Severance Agreement with Timothy O. Millwood*	February 24, 2025, Form 10-K, Exhibit 10.24
10.24	Credit Agreement dated as of June 27, 2022	August 9, 2022, Form 10-Q, Exhibit 10.1
10.25	Credit Agreement dated as of December 19, 2022	December 21, 2022, Form 8-K, Exhibit 10.1
10.26	First Amendment to 2022 Credit Agreement dated as of December 12, 2023	February 27, 2024, Form 10-K, Exhibit 10.22
10.27	Second Amendment to 2022 Credit Agreement dated as of March 25, 2024	May 3, 2024, Form 10-Q, Exhibit 10.1
10.28	Third Amendment to 2022 Credit Agreement dated as of May 22, 2025	July 31, 2025, Form 10-Q, Exhibit 10.9
10.29	European Investment Bank Senior Term Loan dated as of September 29, 2023	November 8, 2023, Form 10-Q, Exhibit 10.2
10.30	European Investment Bank Senior Term Loan dated as of January 25, 2024	February 27, 2024, Form 10-K, Exhibit 10.24
10.31
Arbitrations Settlement Agreement, dated as of June 30, 2025, by and between AGCO Corporation, AGCO International GmbH, Tractors and Farm Equipment Limited and TAFE International Traktör ve Tarim Ekipmani Sanayi ve Ticaret Limited Sirketi
July 1, 2025, Form 8-K, Exhibit 10.2
10.32	India Litigation Settlement Agreement, dated as of June 30, 2025, by and amongst Tractors and Farm Equipment Limited, AGCO Corporation and the other parties thereto	July 1, 2025, Form 8-K, Exhibit 10.3
10.33	Intellectual Property Agreement, dated as of June 30, 2025, by and amongst Tractors and Farm Equipment Limited, Massey Ferguson Corp., AGCO Corporation, AGCO International GmbH, and AGCO Limited	July 1, 2025, Form 8-K, Exhibit 10.4
10.34	Buyback Agreement, dated as of June 30, 2025, by and amongst Tractors and Farm Equipment Limited and AGCO Holding B.V. and Trust Properties Development Company Private Limited	July 1, 2025, Form 8-K, Exhibit 10.5
10.35	Cooperation Agreement, dated as of June 30, 2025, by and among AGCO Corporation and Tractors and Farm Equipment Limited	July 1, 2025, Form 8-K, Exhibit 10.6
10.36	Current Director Compensation*	Filed herewith
19.1	AGCO Corporation Insider Trading Policy Amended as of April 24, 2025	July 31, 2025, Form 10-Q, Exhibit 19.1
21.1	Subsidiaries of the Registrant	Filed herewith
22.1	List of Subsidiary Guarantors	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
24.1	Powers of Attorney	Filed herewith
31.1	Certification of Eric P. Hansotia	Filed herewith
31.2	Certification of Damon Audia	Filed herewith
32.1	Certification of Eric P. Hansotia and Damon Audia	Furnished herewith

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
97.1	Compensation Recovery Policy*	February 27, 2024, Form 10-K, Exhibit 97.1
101
The following audited financial information from this Annual Report on Form 10-K for the year ended December 31, 2025, are formatted in Inline XBRL:
(i) Consolidated Statements of Operations;
(ii) Consolidated Statements of Comprehensive Income (Loss);
(iii) Consolidated Balance Sheets;
(iv) Consolidated Statements of Stockholders’ Equity;
(v) Consolidated Statements of Cash Flows; and
(vi) Notes to Consolidated Financial Statements.
Filed herewith
104	Cover Page Interactive Data File - the cover page from this Annual Report on Form 10-K for the year ended December 31, 2025 is formatted in Inline XBRL	Filed herewith

Item 16.        Form 10-K Summary

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGCO Corporation

		By:	/s/ Eric P. Hansotia
Eric P. Hansotia
Dated:	February 13, 2026		Chairman of the Board, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

	Signature	Title	Date
	/s/ Eric P. Hansotia	Chairman of the Board, President and Chief Executive Officer	February 13, 2026
Eric P. Hansotia
	/s/ Damon Audia	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2026
Damon Audia
	/s/ Indira Agarwal	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 13, 2026
Indira Agarwal

	/s/ Michael C. Arnold*	Director	February 13, 2026
Michael C. Arnold
	/s/ Sondra L. Barbour*	Director	February 13, 2026
Sondra L. Barbour
	/s/ Suzanne P. Clark*	Director	February 13, 2026
Suzanne P. Clark
	/s/ Bob De Lange*	Director	February 13, 2026
Bob De Lange
	/s/ Zhanna Golodryga*	Director	February 13, 2026
Zhanna Golodryga
	/s/ Niels Pörksen*	Director	February 13, 2026
Niels Pörksen
	/s/ David Sagehorn*	Director	February 13, 2026
David Sagehorn
	/s/ Matthew Tsien*	Director	February 13, 2026
Matthew Tsien

*By:	/s/ Damon Audia		February 13, 2026
Damon Audia
Attorney-in-Fact