Form 10-Q
period 2026-03-31
AGCO CORP /DE
filed 2026-05-05
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 30, 2026, there were 72,408,527 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AGCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$514.9	$861.8
Accounts and notes receivable, net	1,242.3	1,079.4
Inventories, net	3,001.8	2,709.3
Other current assets	579.2	545.6
Total current assets	5,338.2	5,196.1
Property, plant and equipment, net	1,954.8	1,996.2
Right-of-use lease assets	159.4	167.3
Investments in affiliates	628.1	609.9
Deferred tax assets	932.2	905.5
Other assets	474.6	481.0
Intangible assets, net	663.0	673.0
Goodwill	1,890.6	1,898.8
Total assets	$12,040.9	$11,927.8
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings due within one year	$555.5	$117.7
Accounts payable	1,121.5	951.0
Accrued expenses	2,267.2	2,538.7
Other current liabilities	184.1	121.7
Total current liabilities	4,128.3	3,729.1
Long-term debt, less current portion and debt issuance costs	2,018.7	2,323.1
Operating lease liabilities	115.9	122.1
Pension and postretirement health care benefits	167.8	169.2
Deferred tax liabilities	123.7	126.5
Other noncurrent liabilities	894.5	885.1
Total liabilities	7,448.9	7,355.1
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	295.5	299.2
Stockholders’ Equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2026 and 2025	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 72,403,830 and 72,629,310 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	0.7	0.7
Additional paid-in capital	—	0.5
Retained earnings	6,032.2	6,047.2
Accumulated other comprehensive loss	(1,736.4)	(1,774.9)
Total stockholders’ equity	4,296.5	4,273.5
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$12,040.9	$11,927.8
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Net sales	$2,342.9	$2,050.5
Cost of goods sold	1,761.5	1,529.9
Gross profit	581.4	520.6
Operating expenses:
Selling, general and administrative expenses	339.1	325.8
Engineering expenses	132.6	116.0
Amortization of intangibles	16.9	15.3
Impairment charges	2.1	1.1
Restructuring and business optimization expenses	10.0	13.0
Income from operations	80.7	49.4
Interest expense, net	15.2	18.5
Other expense, net	26.5	32.3
Income (loss) before income taxes and equity in net earnings of affiliates	39.0	(1.4)
Income tax provision	4.6	2.0
Income (loss) before equity in net earnings of affiliates	34.4	(3.4)
Equity in net earnings of affiliates	18.0	12.1
Net income	52.4	8.7
Net loss attributable to noncontrolling interests	2.6	1.8
Net income attributable to AGCO Corporation	$55.0	$10.5
Net income per common share attributable to AGCO Corporation:
Basic	$0.76	$0.14
Diluted	$0.76	$0.14
Cash dividends declared and paid per common share	$0.29	$0.29
Weighted average number of common and common equivalent shares outstanding:
Basic	72.5	74.6
Diluted	72.7	74.7
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in millions)

	Three Months Ended March 31,
	2026	2025
Net income	$52.4	$8.7
Other comprehensive income (loss):
Foreign currency translation adjustments	38.5	82.2
Defined pension and postretirement benefit plans, net of tax	1.8	1.9
Deferred gains and losses on derivatives, net of tax	(2.9)	(1.3)
Other comprehensive income	37.4	82.8
Comprehensive income	89.8	91.5
Comprehensive loss attributable to noncontrolling interests	3.7	0.3
Comprehensive income attributable to AGCO Corporation	$93.5	$91.8

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$52.4	$8.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	66.7	60.5
Amortization of intangibles	16.9	15.3
Stock compensation expense	10.4	7.3
Impairment charges	2.1	1.1
Equity in net earnings of affiliates, net of cash received	(18.0)	(12.1)
Deferred income tax benefit	(23.6)	(27.3)
Other	4.0	6.6
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(177.1)	44.7
Inventories, net	(284.1)	(149.4)
Other current and noncurrent assets	(24.0)	2.5
Accounts payable	202.3	177.9
Accrued expenses	(254.2)	(384.9)
Other current and noncurrent liabilities	15.8	36.9
Total adjustments	(462.8)	(220.9)
Net cash used in operating activities	(410.4)	(212.2)
Cash flows from investing activities:
Purchases of property, plant and equipment	(44.6)	(48.2)
Proceeds from sale of property, plant and equipment	0.1	1.1
Investments in unconsolidated affiliates, net	(8.5)	(0.1)
Other	(12.6)	(4.1)
Net cash used in investing activities	(65.6)	(51.3)
Cash flows from financing activities:
Proceeds from indebtedness	187.2	531.2
Repayments of indebtedness	(31.5)	(297.0)
Payment of dividends to stockholders	(21.0)	(21.6)
Payment of minimum tax withholdings on stock compensation	(4.6)	(7.4)
Net cash provided by financing activities	130.1	205.2
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1.0)	8.2
Decrease in cash, cash equivalents and restricted cash	(346.9)	(50.1)
Cash, cash equivalents and restricted cash, beginning of period	861.8	612.7
Cash, cash equivalents and restricted cash, end of period	$514.9	$562.6
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION

    The condensed consolidated financial statements of AGCO Corporation and its subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Results for interim periods are not necessarily indicative of the results for the year. Certain prior-period amounts have been reclassified in the accompanying condensed consolidated financial statements and notes thereto in order to conform to the current period presentation.

    The Company has a wholly-owned subsidiary in Turkey that distributes agricultural equipment and replacement parts. On the basis of available data related to inflation indices and as a result of the devaluation of the Turkish lira relative to the United States dollar, the Turkish economy was determined to be highly inflationary during 2022. A highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. For subsidiaries operating in highly inflationary economies, the United States dollar is the functional currency. Remeasurement adjustments for financial statements in highly inflationary economies and other transactional exchange gains and losses are reported in “Other expense, net” within the Company's Condensed Consolidated Statements of Operations. For the three months ended and as of March 31, 2026, the Company's wholly-owned subsidiary in Turkey had net sales of approximately $27.5 million and total assets of approximately 4.9 billion Turkish lira (or approximately $109.2 million). The monetary assets and liabilities denominated in the Turkish lira were approximately 3.6 billion Turkish lira (or approximately $81.5 million) and approximately 2.3 billion Turkish lira (or approximately $51.4 million), respectively, as of March 31, 2026. The monetary assets and liabilities were remeasured into United States dollars based on exchange rates as of March 31, 2026.

    The Company has a wholly-owned subsidiary in Argentina that assembles and distributes agricultural equipment and replacement parts. In recent years, the Argentine government has substantially limited the ability of companies to transfer funds out of Argentina. Argentina's economy was determined to be highly inflationary during 2018. For the three months ended and as of March 31, 2026, the Company's wholly-owned subsidiary in Argentina had net sales of approximately $27.5 million and total assets of approximately 312.2 billion pesos (or approximately $224.8 million). The monetary assets of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 83.0 billion pesos (or approximately $59.8 million), inclusive of approximately 13.4 billion pesos (or approximately $9.7 million) in cash and cash equivalents, as of March 31, 2026. The monetary liabilities of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 40.2 billion pesos (or approximately $28.9 million) as of March 31, 2026. The monetary assets and liabilities were remeasured into United States dollar based on exchange rates as of March 31, 2026. The Company's finance joint venture in Argentina, AGCO Capital Argentina S.A. (“AGCO Capital”), had net monetary assets denominated in pesos at the official government rate of approximately 7.5 billion pesos (or approximately $5.4 million) as of March 31, 2026. All gains and losses resulting from AGCO Capital's remeasurement of its monetary assets and liabilities are reported in “Equity in net earnings of affiliates” within the Company's Condensed Consolidated Statements of Operations.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

2.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

    The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. The cash received from receivables sold under these accounts receivable sales agreements that remain outstanding as of March 31, 2026 and December 31, 2025 was approximately $1.8 billion and $2.1 billion, respectively.

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

    In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The cash received from trade receivables sold under factoring arrangements that remain outstanding as of March 31, 2026 and December 31, 2025 was approximately $262.7 million and $270.5 million, respectively. Under these arrangements, the Company is required to continue to service the sold receivables at market rates. The Company does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements and determined that receivables sold under these agreements should be accounted for as off-balance sheet transactions.

    Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $18.6 million and $18.9 million during the three months ended March 31, 2026 and 2025, respectively.

    The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. As of March 31, 2026 and December 31, 2025, these finance joint ventures had approximately $112.8 million and $107.5 million, respectively, of outstanding accounts receivable associated with these arrangements.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill during the three months ended March 31, 2026 are summarized as follows (in millions):

	North America	Latin America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Balance as of December 31, 2025	$744.3	$102.5	$1,031.6	$20.4	$1,898.8
Foreign currency translation	(0.5)	3.5	(11.2)	—	(8.2)
Balance as of March 31, 2026	$743.8	$106.0	$1,020.4	$20.4	$1,890.6

    Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1st each year.

    Changes in the carrying amount of acquired intangible assets during the three months ended March 31, 2026 are summarized as follows (in millions):

Gross carrying amounts:	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Other	Total
Balance as of December 31, 2025	$75.6	$191.2	$621.0	$51.2	$939.0
Acquisition	—	—	8.8	—	8.8
Foreign currency translation	(0.2)	(0.7)	(2.4)	0.1	(3.2)
Balance as of March 31, 2026	$75.4	$190.5	$627.4	$51.3	$944.6

Accumulated amortization:	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Other	Total
Balance as of December 31, 2025	$50.5	$126.9	$156.2	$20.2	$353.8
Amortization expense	1.0	1.8	12.8	1.3	16.9
Foreign currency translation	(0.1)	(0.4)	(1.4)	—	(1.9)
Balance as of March 31, 2026	$51.4	$128.3	$167.6	$21.5	$368.8

Indefinite-lived intangible assets:	Trademarks and Trade Names
Balance as of December 31, 2025	$87.8
Foreign currency translation	(0.6)
Balance as of March 31, 2026	$87.2

    The Company amortizes certain acquired identifiable intangible assets primarily on a straight-line basis over their estimated useful lives, which range from three to 50 years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

4.    INVENTORIES

    Inventories, net at March 31, 2026 and December 31, 2025, were as follows (in millions):

	March 31, 2026	December 31, 2025
Finished goods	$1,226.5	$1,070.6
Repair and replacement parts	831.7	824.6
Work in process	271.6	181.9
Raw materials	672.0	632.2
Inventories, net	$3,001.8	$2,709.3

    At March 31, 2026 and December 31, 2025, the Company had recorded $283.5 million and $271.9 million, respectively, as a reserve for surplus and obsolete inventories. These reserves are reflected within “Inventories, net” within the Company's Condensed Consolidated Balance Sheets.

5.    PRODUCT WARRANTY

    The warranty reserve activity for the three months ended March 31, 2026 and 2025, including deferred revenue associated with the Company's extended warranties that have been sold, was as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$814.3	$743.0
Accruals for warranties issued	110.5	66.4
Settlements made and deferred revenue recognized	(101.5)	(89.1)
Foreign currency translation	(5.9)	26.3
Balance at March 31	$817.4	$746.6

    The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. The Company's extended warranty period for the majority of products ranges from three to five years. Revenue is recognized for the extended warranty contracts on a straight-line basis, which the Company believes approximates the cost expected to be incurred in satisfying the obligations, over the extended warranty period. Approximately $622.2 million, $626.6 million and $589.4 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2026, December 31, 2025 and March 31, 2025, respectively. Approximately $195.2 million, $187.7 million and $157.2 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

6.    SUPPLIER FINANCE PROGRAMS

    The Company has supplier financing arrangements with certain banks or other intermediaries whereby a bank or intermediary purchases receivables held by the Company’s suppliers. Under the program, suppliers have the option to be paid by the bank or intermediary earlier than the payment due date. When the supplier receives an early payment, they receive discounted amounts, and the Company pays the bank or intermediary the face amount of the invoice on the payment due date. The Company does not reimburse suppliers for any costs incurred for participation in the program. The Company and its suppliers agree on the contractual terms, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the supplier finance programs. The suppliers’ voluntary inclusion in the supplier financing programs has no bearing on the Company’s payment terms. The Company has no economic interest in a supplier’s decision to participate in the programs, and the Company has no direct financial relationship with the banks or other intermediaries as it relates to the supplier finance programs. As of March 31, 2026, payment terms with the majority of the Company’s suppliers are 30 to 180 days, which correspond to the contractual terms, with rates that are based on market rates (such as SOFR) plus a credit spread. There are no assets pledged as security under the programs. As of March 31, 2026 and December 31, 2025, the amounts outstanding that remain unpaid to the banks or other intermediaries totaled $40.0 million and $31.7 million, respectively, and are reflected in “Accounts payable” in the Company’s Condensed Consolidated Balance Sheets.

7.    INDEBTEDNESS

    Long-term debt consisted of the following at March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026	December 31, 2025
Credit Facility, expires 2027	$115.0	$—
5.450% Senior notes due 2027	400.0	400.0
5.800% Senior notes due 2034	700.0	700.0
0.800% Senior notes due 2028	691.8	703.8
EIB Senior term loan due 2029	288.2	293.3
EIB Senior term loan due 2030	196.0	199.4
Senior term loans due between 2026 and 2028	96.3	97.9
Debt issuance costs	(9.1)	(9.7)
	2,478.2	2,384.7

Less:
Senior term loans due 2026	(60.5)	(61.6)
5.450% Senior notes due 2027, net of debt issuance costs	(399.0)	—
Total long-term indebtedness	$2,018.7	$2,323.1

Credit Facility

    The Company has a credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“Credit Facility”) that matures on December 19, 2027. As of March 31, 2026, the Company had $115.0 million outstanding borrowings under the revolving credit facility and had the ability to borrow $1,135.0 million.

Uncommitted Credit Facility

    The Company has an uncommitted revolving credit facility that allows the Company to borrow up to €200.0 million (or approximately $230.6 million as of March 31, 2026). The credit facility expires on December 31, 2026. As of March 31, 2026 and December 31, 2025, the Company had no outstanding borrowings under the revolving credit facility.

Other Short-Term Borrowings

    As of March 31, 2026 and December 31, 2025, the Company had short-term borrowings due within one year, excluding the current portion of long-term debt, of approximately $96.0 million and $56.1 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Standby Letters of Credit and Similar Instruments

    The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At March 31, 2026 and December 31, 2025, outstanding letters of credit totaled approximately $14.0 million and $14.0 million, respectively.

8.    RESTRUCTURING AND BUSINESS OPTIMIZATION EXPENSES

Restructuring Expenses

    The Company announced a restructuring program (the “Program”) in response to increased weakening demand in the agriculture industry in 2024. The Company incurred a substantial portion of the charges by the end of fiscal year 2025.

    Restructuring expenses activity, which relates to severance and other related costs, during the three months ended March 31, 2026, is summarized as follows (in millions):

Balance as of December 31, 2025	$82.8
First quarter 2026 provision, net of reversals	7.5
First quarter 2026 cash activity	(32.3)
Foreign currency translation	(0.9)
Balance as of March 31, 2026	$57.1

    Approximately $33.7 million and $56.9 million of restructuring expenses are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively. Approximately $23.4 million and $25.9 million of restructuring expenses are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively.

Business Optimization Expenses

    Business optimization expenses primarily relate to professional services costs incurred as part of the restructuring program aimed at reducing structural costs, enhancing global efficiencies by changing the Company’s operating model for certain corporate and back-office functions. During the three months ended March 31, 2026 and 2025, the Company recognized approximately $2.5 million and $13.8 million, respectively, of business optimization expenses.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

9.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

    The Company designates certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was approximately $169.4 million and $210.8 million as of March 31, 2026 and December 31, 2025, respectively.

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended March 31, 2026 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated derivative net gains as of December 31, 2025	$4.6	$1.4	$3.2
Net changes in fair value of derivatives:
Foreign currency contracts(1)	(5.3)	(1.2)	(4.1)
Total	(5.3)	(1.2)	(4.1)
Net losses (gains) reclassified from accumulated other comprehensive loss into income:
Foreign currency contracts(1)	1.8	0.4	1.4
Treasury rate locks	(0.2)	—	(0.2)
Total	1.6	0.4	1.2
Accumulated derivative net gains as of March 31, 2026	$0.9	$0.6	$0.3
____________________________________
(1)    The outstanding contracts as of March 31, 2026 range in maturity through December 2026.

    As of March 31, 2026, approximately $0.3 million of realized derivative net losses, before taxes, remain in accumulated other comprehensive loss related to foreign currency contracts associated with inventory that had not yet been sold.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended March 31, 2025 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated derivative net gains as of December 31, 2024	$11.7	$2.8	$8.9
Net changes in fair value of derivatives:
Foreign currency contracts	0.6	0.2	0.4
Total	0.6	0.2	0.4
Net gains reclassified from accumulated other comprehensive loss into income:
Foreign currency contracts	(2.3)	(0.7)	(1.6)
Treasury rate locks	(0.2)	(0.1)	(0.1)
Total	(2.5)	(0.8)	(1.7)
Accumulated derivative net gains as of March 31, 2025	$9.8	$2.2	$7.6

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

    On November 4, 2024, the Company entered into $600.0 million cross currency swap contracts comprising a $200.0 million tranche with a three-years tenor, $200.0 million tranche with a five-years tenor and $200.0 million tranche with a seven-years tenor as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap contracts have an expiration date of November 6, 2027, November 6, 2029 and November 6, 2031, respectively. At maturity of the cross currency swap contracts, the Company is expected to deliver the notional amount of approximately €385.5 million (or approximately $444.5 million as of March 31, 2026) and Fr.155.5 million (or approximately $194.3 million as of March 31, 2026), respectively, and receive $600.0 million from the counterparties. The Company receives quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swap.

    The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	March 31, 2026	December 31, 2025
Cross currency swap contracts	$600.0	$600.0

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the changes in the fair value of the cross currency swap contracts designated as a net investment hedge during the three months ended March 31, 2026 and 2025 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income for the Three Months Ended
	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
March 31, 2026	$5.6	$1.5	$4.1
March 31, 2025	(10.0)	(2.6)	(7.4)

Derivative Transactions Not Designated as Hedging Instruments

    The Company enters into foreign currency contracts to economically hedge a portion of its receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts are classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of March 31, 2026 and December 31, 2025, the Company had outstanding foreign currency contracts with a notional amount of approximately $2,445.6 million and $2,865.7 million, respectively.

    The following table summarizes the results on net income of derivatives not designated as hedging instruments (in millions):

		Gain (Loss) Recognized in Net Income for the Three Months Ended
	Classification of Gain (Loss)	March 31, 2026	March 31, 2025
Foreign currency contracts	Other expense, net	$(21.6)	$17.9

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The table below sets forth the fair value of derivative instruments as of March 31, 2026 (in millions):

	Asset Derivatives as of March 31, 2026		Liability Derivatives as of March 31, 2026
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.1	Other current liabilities	$5.5
Cross currency swap contracts	Other noncurrent assets	—	Other noncurrent liabilities	31.6
Derivative instruments not designated as hedging instruments:
Foreign currency contracts(1)	Other current assets	3.3	Other current liabilities	10.4
Total derivative instruments		$3.4		$47.5
____________________________________
(1)    The outstanding contracts as of March 31, 2026 range in maturity through May 2026.

    The table below sets forth the fair value of derivative instruments as of December 31, 2025 (in millions):

	Asset Derivatives as of December 31, 2025		Liability Derivatives as of December 31, 2025
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.8	Other current liabilities	$2.5
Cross currency swap contracts	Other noncurrent assets	—	Other noncurrent liabilities	37.2
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	19.4	Other current liabilities	8.7
Total derivative instruments		$20.2		$48.4

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

10.    STOCKHOLDERS’ EQUITY

    The following tables set forth changes in redeemable noncontrolling interests and stockholders’ equity attributed to AGCO Corporation for the three months ended March 31, 2026 and 2025 (in millions):

	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2025	$299.2	$0.7	$0.5	$6,047.2	$(1,774.9)	$4,273.5
Stock compensation and employee stock purchase plans	—	—	4.5	—	—	4.5
Forward share repurchase contract	—	—	(5.0)	(49.0)	—	(54.0)
Comprehensive income:
Net income (loss)	(2.6)	—	—	55.0	—	55.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.1)	—	—	—	39.6	39.6
Defined pension and postretirement benefit plans, net of tax	—	—	—	—	1.8	1.8
Deferred gains and losses on derivatives, net of tax	—	—	—	—	(2.9)	(2.9)
Payment of dividends to stockholders	—	—	—	(21.0)	—	(21.0)
Balance, March 31, 2026	$295.5	$0.7	$—	$6,032.2	$(1,736.4)	$4,296.5

	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2024	$300.1	$0.7	$—	$5,645.0	$(1,902.9)	$3,742.8
Stock compensation plans	—	—	0.7	(4.3)	—	(3.6)
Comprehensive income:
Net income (loss)	(1.8)	—	—	10.5	—	10.5
Other comprehensive income (loss):
Foreign currency translation adjustments	1.5	—	—	—	80.7	80.7
Defined pension and postretirement benefit plans, net of tax	—	—	—	—	1.9	1.9
Deferred gains and losses on derivatives, net of tax	—	—	—	—	(1.3)	(1.3)
Payment of dividends to stockholders	—	—	—	(21.6)	—	(21.6)
Balance, March 31, 2025	$299.8	$0.7	$0.7	$5,629.6	$(1,821.6)	$3,809.4

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation for the three months ended March 31, 2026 (in millions):

	Defined Pension and Postretirement Benefit Plans	Deferred Gains and Losses on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2025	$(223.4)	$3.2	$(1,554.7)	$(1,774.9)
Other comprehensive income (loss) before reclassifications	(0.3)	(4.1)	39.6	35.2
Net losses reclassified from accumulated other comprehensive loss	2.1	1.2	—	3.3
Other comprehensive income (loss)	1.8	(2.9)	39.6	38.5
Accumulated other comprehensive loss, March 31, 2026	$(221.6)	$0.3	$(1,515.1)	$(1,736.4)

    The following tables set forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation for the three months ended March 31, 2026 and 2025 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31, 2026(1)	Three Months Ended March 31, 2025(1)
Derivatives:
Net losses (gains) on foreign currency contracts	$1.8	$(2.3)	Cost of goods sold
Net gains on treasury rate locks	(0.2)	(0.2)	Interest expense, net
Reclassification before tax	1.6	(2.5)
Income tax expense (benefit)	(0.4)	0.8	Income tax provision
Reclassification net of tax	$1.2	$(1.7)

Defined pension and postretirement benefit plans:
Amortization of net actuarial losses	$2.3	$2.1	Other expense, net(2)
Amortization of prior service cost	0.5	0.5	Other expense, net(2)
Reclassification before tax	2.8	2.6
Income tax benefit	(0.7)	(0.7)	Income tax provision
Reclassification net of tax	$2.1	$1.9

Net losses reclassified from accumulated other comprehensive loss	$3.3	$0.2
____________________________________
(1)    Losses (Gains) included within the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, respectively.
(2)    These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. Refer to Note 13 for additional information.

Share Repurchase Program

    On July 9, 2025, the Company's Board of Directors authorized a new share repurchase program authorizing the Company to repurchase up to $1.0 billion of the Company's common stock, which has no expiration date. In November 2025, the Company entered into accelerated share repurchase (“ASR”) agreements with two financial institutions to repurchase an aggregate of $250.0 million of shares of its common stock. The Company received approximately 1,997,204 shares associated

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

with these transactions as of December 31, 2025. In February 2026, the Company received an additional 333,755 shares upon final settlement of its November 2025 ASR agreements. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets. In conjunction with the Cooperation Agreement entered into with Tractors and Farm Equipment Limited (“TAFE”) in June 2025 (the “Cooperation Agreement”), TAFE agreed to participate on a pro rata basis in the Company’s share repurchase programs as authorized by the Company’s Board of Directors from time to time. Under the Cooperation Agreement, TAFE also retains the right to maintain its existing percentage of beneficial ownership of the Company’s common stock. In February 2026, pursuant to the Cooperation Agreement, the Company committed to repurchase a pro-rata amount of shares from TAFE related to the Company's most recent share repurchase program executed in the fourth quarter of 2025, with settlement expected to occur in May 2026. The Company accounted for this arrangement as a forward share repurchase contract and, as of March 31, 2026, recorded a liability with an offsetting reduction to a combination of “Additional paid-in capital” and “Retained earnings” in the Company’s Condensed Consolidated Balance Sheets. During the three months ended March 31, 2026, the Company did not purchase any shares directly or enter into any accelerated share repurchase agreements.

    As of March 31, 2026, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $785.0 million, which has no expiration date.

Dividends

    During the three months ended March 31, 2026 and 2025, the Company declared and paid cash dividends of $0.29 and $0.29 per common share, respectively. On April 23, 2026, the Company's Board of Directors approved an increase in the Company's regular quarterly dividend to $0.30 per share, from $0.29 per share. In addition, the Company's Board of Directors declared a regular quarterly dividend of $0.30 per common share to be paid on June 15, 2026, to all stockholders of record as of the close of business on May 15, 2026.

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

    A reconciliation of net income attributable to AGCO Corporation and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three months ended March 31, 2026 and 2025 is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2026	2025
Basic net income per share:
Net income attributable to AGCO Corporation	$55.0	$10.5
Weighted average number of common shares outstanding	72.5	74.6
Basic net income per share attributable to AGCO Corporation	$0.76	$0.14
Diluted net income per share:
Net income attributable to AGCO Corporation	$55.0	$10.5
Weighted average number of common shares outstanding	72.5	74.6
Dilutive SSARs and RSUs	0.2	0.1
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	72.7	74.7
Diluted net income per share attributable to AGCO Corporation	$0.76	$0.14

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.    INCOME TAXES

    The income tax provision and effective tax rate for the three months ended March 31, 2026 and 2025 are set forth below (in millions, except percentages):

	Three Months Ended March 31,
	2026		2025
	$	%	$	%
Income tax provision and effective tax rate	$4.6	11.8%	$2.0	(142.9)%

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

13.    PENSION AND POSTRETIREMENT BENEFIT PLANS

    Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three months ended March 31, 2026 and 2025 are set forth below (in millions):

	Three Months Ended March 31,
Pension benefits	2026	2025
Service cost	$1.5	$1.8
Interest cost	6.6	6.6
Expected return on plan assets	(7.5)	(6.3)
Amortization of net actuarial losses	2.3	2.1
Amortization of prior service cost	0.4	0.4
Net periodic pension cost	$3.3	$4.6

	Three Months Ended March 31,
Postretirement benefits	2026	2025
Interest cost	$0.4	$0.4
Amortization of prior service cost	0.1	0.1
Net periodic postretirement benefit cost	$0.5	$0.5

    The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations.

    During the three months ended March 31, 2026, the Company made approximately $6.0 million of contributions to its defined pension benefit plans. The Company currently estimates its minimum contributions for 2026 to its defined pension benefit plans will aggregate to approximately $15.3 million.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    During the three months ended March 31, 2026, the Company made approximately $0.5 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $2.1 million of contributions to its postretirement health care and life insurance benefit plans during 2026.

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

    The Company enters into foreign currency and interest rate swap contracts. The fair values of the Company’s derivative instruments are determined using discounted cash flow valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these discounted cash flow valuation models for derivative instruments include the applicable exchange rates, forward rates or interest rates. Such models used for option contracts also use implied volatility. Refer to Note 9 for additional information on the Company’s derivative instruments and hedging activities.

    Assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 are summarized below (in millions):

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$3.4	$—	$3.4
Derivative liabilities	—	47.5	—	47.5

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$20.2	$—	$20.2
Derivative liabilities	—	48.4	—	48.4

    The carrying amounts of long-term debt under the Company’s EIB Senior term loans due 2029 and 2030 and Senior term loans due between 2026 and 2028 approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At March 31, 2026, the estimated fair value of the Company's 0.800% Senior notes due 2028, based on listed market values, was approximately €556.8 million (or approximately $642.0 million), compared to the carrying value of €600.0 million (or approximately $691.8 million). At March 31, 2026, the estimated fair value of the Company's 5.450% senior notes due 2027, based on listed market values, was approximately $403.2 million, compared to the carrying value of $400.0 million. At March 31, 2026, the estimated fair value of the Company's 5.800% senior notes due 2034, based on listed market values, was approximately $717.5 million, compared to the carrying value of $700.0 million. Refer to Note 7 for additional information on the Company’s long-term debt.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

15.    COMMITMENTS AND CONTINGENCIES

Leases

    Lease payment amounts for operating and finance leases with remaining terms greater than one year as of March 31, 2026 and December 31, 2025 were as follows (in millions):

	March 31, 2026		December 31, 2025
	Operating Leases(1)	Finance Leases	Operating Leases(1)	Finance Leases
2026	$42.0	$0.4	$55.5	$0.6
2027	42.6	0.4	40.5	0.4
2028	33.5	0.3	31.8	0.3
2029	24.1	0.3	23.5	0.3
2030	11.2	0.3	11.0	0.2
Thereafter	37.7	5.9	37.5	6.0
Total lease payments	191.1	7.6	199.8	7.8
Less: imputed interest(2)	(29.1)	(1.9)	(29.9)	(2.0)
Present value of leased liabilities	$162.0	$5.7	$169.9	$5.8
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

Off-Balance Sheet Arrangements

Guarantees

    At March 31, 2026, the Company had outstanding guarantees issued to its Argentine finance joint venture, AGCO Capital Argentina S.A. (“AGCO Capital”), of approximately $83.3 million. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to AGCO Capital if end users default on such loans to the extent that, due to non-credit risk, the end users are not able, or not required, to pay their loans, or are required to pay in a different currency than the one agreed in their loan. The Company also has obligations to guarantee indebtedness owed to certain of its finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant. The Company believes the credit risk associated with these guarantees is not material.

    In addition, at March 31, 2026, the Company had accrued approximately $11.9 million of outstanding guarantees of residual values that may be owed to its finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under these guarantees is approximately $227.4 million.

Other

    The Company sells a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. The Company also sells certain accounts receivable under factoring arrangements to financial institutions around the world. The Company accounts for the sale of such receivables as off-balance sheet transactions. Refer to Note 2 for discussion of the Company’s accounts receivable sales agreements.

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

    The following table summarizes the balance of contract liabilities as of March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026	December 31, 2025
Contract liabilities	$381.0	$386.1

    The contract liabilities are classified as either “Accrued expenses” or “Other current liabilities” and “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets. During the three months ended March 31, 2026, the Company recognized approximately $47.2 million of revenue that was recorded as a contract liability at the beginning of 2026. During the three months ended March 31, 2025, the Company recognized approximately $35.5 million of revenue that was recorded as a contract liability at the beginning of 2025.

Remaining Performance Obligations

    The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2026 are $122.4 million for the remainder of 2026, $126.6 million in 2027, $73.9 million in 2028, $35.5 million in 2029 and $13.6 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASU 2014-09 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Disaggregated Revenue:

    Net sales for the three months ended March 31, 2026 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	Latin America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$317.7	$—	$—	$—	$317.7
Canada	88.7	—	—	—	88.7
Brazil	—	141.5	—	—	141.5
Other South America	—	49.8	—	—	49.8
Germany	—	—	486.3	—	486.3
France	—	—	268.2	—	268.2
United Kingdom and Ireland	—	—	146.3	—	146.3
Finland and Scandinavia	—	—	177.9	—	177.9
Italy	—	—	77.1	—	77.1
Other Europe	—	—	415.6	—	415.6
Middle East and Algeria	—	—	29.4	—	29.4
Africa	—	—	—	21.3	21.3
Asia	—	—	—	29.2	29.2
Australia and New Zealand	—	—	—	73.5	73.5
Mexico, Central America and Caribbean	—	20.4	—	—	20.4
	$406.4	$211.7	$1,600.8	$124.0	$2,342.9

Major products:
Tractors	$145.2	$145.4	$1,163.6	$76.3	$1,530.5
Replacement parts	78.2	39.4	303.9	25.8	447.3
Grain storage and protein production systems	—	—	—	—	—
Combines, application equipment and other machinery	183.0	26.9	133.3	21.9	365.1
	$406.4	$211.7	$1,600.8	$124.0	$2,342.9

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the three months ended March 31, 2025 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	Latin America(1)	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$292.8	$—	$—	$—	$292.8
Canada	76.7	—	—	—	76.7
Brazil	—	169.3	—	—	169.3
Other South America	—	57.7	—	—	57.7
Germany	—	—	293.9	—	293.9
France	—	—	270.7	—	270.7
United Kingdom and Ireland	—	—	108.0	—	108.0
Finland and Scandinavia	—	—	171.9	—	171.9
Italy	—	—	65.9	—	65.9
Other Europe	—	—	346.8	—	346.8
Middle East and Algeria	—	—	73.3	—	73.3
Africa	—	—	—	15.3	15.3
Asia	—	—	—	33.1	33.1
Australia and New Zealand	—	—	—	46.1	46.1
Mexico, Central America and Caribbean	—	29.0	—	—	29.0
	$369.5	$256.0	$1,330.5	$94.5	$2,050.5

Major products:
Tractors	$124.1	$165.7	$910.3	$54.0	$1,254.1
Replacement parts	83.4	42.2	284.3	22.7	432.6
Grain storage and protein production systems	—	—	—	0.9	0.9
Combines, application equipment and other machinery	162.0	48.1	135.9	16.9	362.9
	$369.5	$256.0	$1,330.5	$94.5	$2,050.5
_________________________________
(1)    Effective January 1, 2026, the Company realigned its organizational structure to support its Farmer‑First transformation initiatives in North America. As a result, the Company’s Mexico operations were transferred from the North America segment to the South America segment, which was renamed Latin America. Segment information for all prior periods presented has been retrospectively adjusted to reflect this change.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

17.    SEGMENT REPORTING

    The Company has four operating segments which are also its reportable segments which consist of the North America, Latin America, Europe/Middle East and Asia/Pacific/Africa regions. Effective January 1, 2026, the Company realigned its organizational structure to support its Farmer‑First transformation initiatives in North America. As a result, the Company’s Mexico operations were transferred from the North America segment to the South America segment, which was renamed Latin America. Segment information for all prior periods presented has been retrospectively adjusted to reflect this change. The Company’s reportable segments are geography based and distribute a full range of agricultural machinery and precision agriculture technology. The Company’s Chief Operating Decision Maker (“CODM”), Eric P. Hansotia, Chairman of the Board, President and Chief Executive Officer, evaluates segment performance primarily based on income from operations. The CODM utilizes income from operations to evaluate each segment’s performance including the allocation of resources. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are generally charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income (loss) from operations for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 2026 and 2025 and assets as of March 31, 2026 and December 31, 2025 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended March 31,	North America	Latin America	Europe/Middle East	Asia/Pacific/Africa	Total Segments
2026
Net sales	$406.4	$211.7	$1,600.8	$124.0	$2,342.9
Cost of goods sold	338.1	203.9	1,119.5	100.0	1,761.5
Selling, general and administrative expenses	82.2	36.0	142.1	17.4	277.7
Engineering expenses	37.1	12.7	80.2	2.6	132.6
Income (loss) from operations	$(51.0)	$(40.9)	$259.0	$4.0	$171.1

Depreciation	$15.5	$9.0	$38.9	$3.3	$66.7
Capital expenditures	6.0	7.0	30.2	1.4	44.6

2025
Net sales	$369.5	$256.0	$1,330.5	$94.5	$2,050.5
Cost of goods sold	275.6	205.1	970.9	78.3	1,529.9
Selling, general and administrative expenses	84.8	34.2	135.2	16.4	270.6
Engineering expenses	33.3	10.2	70.0	2.5	116.0
Income (loss) from operations	$(24.2)	$6.5	$154.4	$(2.7)	$134.0

Depreciation	$15.1	$8.0	$35.1	$2.3	$60.5
Capital expenditures	4.7	8.2	34.4	0.9	48.2

Assets
As of March 31, 2026	$1,399.7	$1,249.1	$3,111.0	$619.0	$6,378.8
As of December 31, 2025	1,303.9	1,158.0	2,907.6	606.6	5,976.1

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    A reconciliation from the segment information to the consolidated balances for income from operations is set forth below (in millions):

	Three Months Ended March 31,
	2026	2025
Segment income from operations	$171.1	$134.0
Impairment charges	(2.1)	(1.1)
Corporate expenses	(51.1)	(48.1)
Amortization of intangibles	(16.9)	(15.3)
Stock compensation expense	(10.3)	(7.1)
Restructuring and business optimization expenses	(10.0)	(13.0)
Consolidated income from operations	$80.7	$49.4

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

    The global trade landscape continues to be highly volatile. In 2025, the U.S. government implemented a series of tariffs on goods imported into the United States from various countries, and in many cases these measures resulted in reciprocal tariffs and other actions on goods exported from the United States. These tariffs and related actions are complex and continue to evolve as trade negotiations occur. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. government had relied on to impose certain tariffs, does not authorize the administration to impose such tariffs. Following that decision, on March 4, 2026, the U.S. Court of International Trade (“CIT”) ordered U.S. Customs and Border Protection (“CBP”) to process refunds of tariffs imposed under IEEPA, and on March 27, 2026, the CIT issued an amended order expanding the scope of entries subject to reliquidation. On April 20, 2026, the Consolidated Administration and Processing of Entries system opened for the first phase of refund filings. We have submitted certain refund claims under this initial phase; however, these claims remain subject to CBP review, and we cannot predict the timing, amount or ultimate collectability of any refunds to which we may be entitled. The IEEPA tariffs remain subject to ongoing litigation, and the administration has announced plans to implement new tariffs under alternative statutory authority. As a result, the timing and extent of any refunds, the structure and scope of any new tariffs and the overall tariff framework remain uncertain and could create significant risks for our business. Depending on the countries affected, increases in tariffs have raised, and may continue to raise, the costs of inputs used in manufacturing our products, which in turn has impacted, and may further impact, our cost of goods sold. In addition, higher tariffs may lead to increased after‑tariff sales prices for the products we sell. Additionally, the economic uncertainty caused by the tariffs may result in customers delaying planned purchases of products and services. While impacts of the tariffs may be partially mitigated by the fact that a majority of our sales and manufacturing takes place outside the United States, there can be no guarantee that we will be able to fully offset the impact of existing or future tariffs through pricing, sourcing changes or other measures. Furthermore, retaliatory tariffs imposed by other countries on our exported products could negatively affect our sales and marketplace access in those countries. The economic uncertainty caused by these tariffs and related trade policy developments, together with uncertainty regarding their enforceability, continuation or modification, has adversely impacted, and is expected to continue to adversely impact, our sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
RESULTS OF OPERATIONS

Financial Highlights

    The following table sets forth the percentage relationship to net sales of certain items included in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended March 31,
	2026		2025
	$	% of Net Sales(1)	$	% of Net Sales(1)
Net sales	$2,342.9	100.0%	$2,050.5	100.0%
Cost of goods sold	1,761.5	75.2	1,529.9	74.6
Gross profit	581.4	24.8	520.6	25.4
Selling, general and administrative expenses	339.1	14.5	325.8	15.9
Engineering expenses	132.6	5.7	116.0	5.7
Amortization of intangibles	16.9	0.7	15.3	0.7
Impairment charges	2.1	0.1	1.1	0.1
Restructuring and business optimization expenses	10.0	0.4	13.0	0.6
Income from operations	80.7	3.4	49.4	2.4
Interest expense, net	15.2	0.6	18.5	0.9
Other expense, net	26.5	1.1	32.3	1.6
Income (loss) before income taxes and equity in net earnings of affiliates	39.0	1.7	(1.4)	(0.1)
Income tax provision	4.6	0.2	2.0	0.1
Income (loss) before equity in net earnings of affiliates	34.4	1.5	(3.4)	(0.2)
Equity in net earnings of affiliates	18.0	0.8	12.1	0.6
Net income	52.4	2.2	8.7	0.4
Net loss attributable to noncontrolling interests	2.6	0.1	1.8	0.1
Net income attributable to AGCO Corporation	$55.0	2.3%	$10.5	0.5%
___________________________________
(1)    Rounding may impact summation of amounts.

    Net income attributable to AGCO Corporation for the three months ended March 31, 2026, was $55.0 million, or $0.76 per diluted share, compared to $10.5 million or $0.14 per diluted share, for the three months ended March 31, 2025.

    Net sales during the three months ended March 31, 2026 were approximately $2,342.9 million, or 14.3% higher than the three months ended March 31, 2025, primarily due to higher sales volumes in the North America, Europe/Middle East and Asia/Pacific/Africa regions, most significantly in high-horsepower tractors, and favorable currency translation. Income from operations was $80.7 million for the three months ended March 31, 2026 compared to $49.4 million in the three months ended March 31, 2025. The increase in income from operations during 2026 was the result of higher sales and production volumes, partially offset by higher selling, general and administrative expenses (“SG&A expenses”) and engineering expenses.

    We estimate that worldwide average price increases (decreases) were approximately 1.6% and (0.1)% for the three months ended March 31, 2026 and 2025, respectively. Consolidated net sales of tractors and combines, which comprised approximately 67.0% of our net sales for the three months ended March 31, 2026, increased approximately 20.3% compared to the same period in 2025.

    Overall, global production hours increased approximately 14.9% during the three months ended March 31, 2026 compared to the same period in 2025, reflecting our response to end market demand.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Results of Operations

    Gross profit as a percentage of net sales decreased during the three months ended March 31, 2026 compared to the same period in 2025, primarily due to higher manufacturing costs, including increased tariff-related input costs.

    SG&A expenses, as a percentage of net sales, were lower during the three months ended March 31, 2026 compared to the same period in 2025 as net sales increased at a faster rate than SG&A expenses. The absolute level of SG&A expenses increased during the three months ended March 31, 2026 primarily due to foreign currency translation. We recorded $10.3 million of stock compensation expense within SG&A expenses during the three months ended March 31, 2026 compared to $7.1 million during the same period in 2025.

    Engineering expenses, as a percentage of net sales, were consistent during the three months ended March 31, 2026 compared to the same period in 2025 as net sales increased at a similar rate as engineering expenses. The absolute value of engineering expenses increased during the three months ended March 31, 2026 driven by an increase in product innovation and other technology investments.

    We recorded impairment charges of $2.1 million during the three months ended March 31, 2026 compared to $1.1 million recorded during the three months ended March 31, 2025, related to the impairment of certain other assets.

    We recorded restructuring and business optimization expenses of $10.0 million during the three months ended March 31, 2026 compared to $13.0 million during the same period in 2025. The Company announced a restructuring program (the “Program”) in response to increased weakening demand in the agriculture industry in 2024. The Company incurred a substantial portion of the charges by the end of fiscal year 2025. The restructuring expenses recorded during the three months ended March 31, 2026 and 2025 primarily related to severance, business optimization and other related costs associated with the Company's Program. Refer to Note 8 of our Condensed Consolidated Financial Statements for further information.

    Interest expense, net was $15.2 million for the three months ended March 31, 2026, compared to $18.5 million for the comparable period in 2025, resulting primarily from a decrease in interest expense related to lower borrowings on the Company's Credit Facility. Refer to “Liquidity and Capital Resources” for further information on our available funding.

    Other expense, net was $26.5 million for the three months ended March 31, 2026 compared to $32.3 million for the comparable period in 2025. The decrease was primarily driven by a decrease in foreign currency exchange losses which were approximately $5.2 million for the three months ended March 31, 2026, compared to $13.6 million for the comparable period in 2025. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in “Other expense, net,” were approximately $18.6 million, for the three months ended March 31, 2026, compared to $18.9 million for the comparable period in 2025.

    We recorded an income tax provision of $4.6 million for the three months ended March 31, 2026 compared to $2.0 million for the three months ended March 31, 2025. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate.

    Equity in net earnings of affiliates, which is primarily comprised of income from our AGCO Finance joint ventures, was $18.0 million for the three months ended March 31, 2026 compared to $12.1 million for the three months ended March 31, 2025.

    The Company recorded a net loss attributable to noncontrolling interests of $2.6 million during the three months ended March 31, 2026, compared to $1.8 million recorded during the three months ended March 31, 2025. The net loss primarily relates to the noncontrolling interests of the PTx Trimble joint venture held by Trimble, which owns a 15% interest in the joint venture.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Results of Operations - Segment Information

    The Company has four operating segments which are also its reportable segments which consist of the Europe/Middle East (“EME”), North America, Latin America (“LATAM”) and Asia/Pacific/Africa (“APA”) regions. Effective January 1, 2026, the Company realigned its organizational structure to support its Farmer‑First transformation initiatives in North America. As a result, the Company’s Mexico operations were transferred from the North America segment to the South America segment, which was renamed Latin America. Segment information for all prior periods presented has been retrospectively adjusted to reflect this change. The Company’s reportable segments are geography based and distribute a full range of agricultural machinery and precision agriculture technology. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income (loss) from operations for one segment may not be comparable to another segment.

EME

	Three Months Ended March 31,		Change
	2026	2025	$
Net sales	$1,600.8	$1,330.5	$270.3
Income from operations	259.0	154.4	104.6

    Net sales in EME increased in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to sales volume increases, most significantly in high-horsepower tractors, and favorable foreign currency translation. Income from operations increased by $104.6 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 as a result of higher sales, favorable product mix and production volumes.

North America

	Three Months Ended March 31,		Change
	2026	2025	$
Net sales	$406.4	$369.5	$36.9
Income (loss) from operations	(51.0)	(24.2)	(26.8)

    Net sales in North America increased in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to sales volume increases, most significantly in high-horsepower tractors, hay tools and sprayers. Income (loss) from operations decreased by $26.8 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to higher tariff-related input costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
LATAM

	Three Months Ended March 31,		Change
	2026	2025	$
Net sales	$211.7	$256.0	$(44.3)
Income (loss) from operations	(40.9)	6.5	(47.4)

    Net sales decreased in LATAM in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to sales volume declines, most significantly in tractors and combines, and negative pricing impacts, partially offset by favorable foreign currency translation. Income (loss) from operations decreased $47.4 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, as a result of lower sales and negative pricing impacts.

APA

	Three Months Ended March 31,		Change
	2026	2025	$
Net sales	$124.0	$94.5	$29.5
Income (loss) from operations	4.0	(2.7)	6.7

    Net sales increased in APA in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to sales volume increases, most significantly in high-horsepower tractors and combines, and favorable foreign currency translation. Income (loss) from operations increased $6.7 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to higher sales and production volumes.

LIQUIDITY AND CAPITAL RESOURCES

    Our financing requirements generally are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our credit facilities and accounts receivable sales agreement facilities. Additional information regarding our indebtedness is contained in Note 7 to the Condensed Consolidated Financial Statements. We believe that the borrowings and facilities listed below, together with available cash and internally generated funds, and assuming customary renewals and replacements, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future (in millions):

March 31, 2026(1)
Credit facility, expires 2027	$115.0
5.450% Senior notes due 2027	400.0
5.800% Senior notes due 2034	700.0
0.800% Senior notes due 2028	691.8
EIB Senior term loan due 2029	288.2
EIB Senior term loan due 2030	196.0
Senior term loans due between 2026 and 2028	96.3
____________________________________
(1)    The amounts above are gross of debt issuance costs of an aggregate amount of approximately $9.1 million.

    The Company has a credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“Credit Facility”) that matures on December 19, 2027. As of March 31, 2026, the Company had $115.0 million in outstanding borrowings under the revolving credit facility and had the ability to borrow $1,135.0 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    In addition, the Company has an uncommitted revolving credit facility that allows the Company to borrow up to €200.0 million (or approximately $230.6 million as of March 31, 2026). The credit facility expires on December 31, 2026. As of March 31, 2026, the Company had no outstanding borrowings under the revolving credit facility.

    AGCO Finance equity joint ventures offer both retail financing and wholesale financing to our dealers in the U.S., Canada, Europe, Brazil, Argentina, and Australia. These joint ventures are structured with AGCO holding a 49% ownership interest, with the remaining interest owned by a wholly owned subsidiary of Rabobank. The Company continually evaluates opportunities to optimize regulatory capital efficiency and capital deployment, while strengthening its strategic partnership with Rabobank and its commitment to providing competitive financing solutions to farmers and dealers.

    To better align with evolving market dynamics and increasing regulatory and compliance requirements, on April 30, 2026, the Company executed an Interests Purchase Agreement and Share Purchase Agreement (collectively the “Agreements”) with wholly owned subsidiaries of Rabobank to sell its 49% equity interests in the joint ventures in the U.S. and Canada, AGCO Finance LLC and AGCO Finance Canada, Ltd., respectively, for aggregate consideration of approximately $190.0 million. The proceeds will be used as a source of funding for share repurchases. In connection with the Agreements, the Company entered into Financing Framework Agreements with wholly owned subsidiaries of Rabobank, which establish the commercial terms governing the future provision of financing solutions to dealers and farmers for those markets. The Company will continue to evaluate similar agreements in respect of other joint ventures with wholly owned subsidiaries of Rabobank in the future. This structural evolution strengthens the Company’s Farmer‑First strategy, ensures continued access to competitive financing offerings, and allows AGCO and Rabobank and its subsidiaries to more effectively address increasing regulatory and compliance requirements.

    The Company had redeemable noncontrolling interests of $295.5 million as of March 31, 2026 resulting from the PTx Trimble joint venture transaction, which may require the use of cash in certain instances, beginning in 2027.

    The Company is in compliance with the financial covenants contained in these facilities and expects to continue to maintain such compliance. Should we ever encounter difficulties, our historical relationship with our lenders has been strong, and we anticipate their continued long-term support of our business.

    Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness, excluding short-term borrowings due within one year, and stockholders’ equity, was 36.6% and 35.8% at March 31, 2026 and December 31, 2025, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Balance Sheet Information

(in millions)	As of March 31, 2026	As of December 31, 2025
Current assets(a)	$4,413.2	$4,771.1
Noncurrent assets(b)	1,748.8	1,575.9
Current liabilities(c)	3,988.6	4,155.6
Noncurrent liabilities(d)	4,107.2	4,192.5
____________________________________
(a)    Includes amounts due from non-guarantor subsidiaries of $2,303.1 million and $2,628.9 million as of March 31, 2026 and December 31, 2025, respectively.
(b)    Includes amounts due from non-guarantor subsidiaries of $283.5 million and $108.2 million as of March 31, 2026 and December 31, 2025, respectively.
(c)    Includes amounts due to non-guarantor subsidiaries of $1,983.7 million and $2,557.6 million as of March 31, 2026 and December 31, 2025, respectively.
(d)    Includes amounts due to non-guarantor subsidiaries of $1,775.6 million and $1,556.0 million as of March 31, 2026 and December 31, 2025, respectively.

Statement of Operations Information

(in millions)	Three Months Ended March 31, 2026
Revenues(a)	$1,834.1
Income from Operations	165.5
Net income	54.7
Net income attributable to obligor group	54.7
____________________________________
(a)    Includes intercompany revenues generated from non-guarantor subsidiaries of $1,246.0 million.

    The following tables present summarized financial information of AGCO International GmbH, after elimination of intercompany transactions and balances within the Guarantors and equity in the earnings from and investments in any non-guarantor subsidiary.

Balance Sheet Information

(in millions)	As of March 31, 2026	As of December 31, 2025
Current assets(a)	$3,216.4	$3,661.3
Noncurrent assets(b)	553.2	371.8
Current liabilities(c)	2,737.6	3,281.7
Noncurrent liabilities(d)	1,838.6	1,619.0
____________________________________
(a)    Includes amounts due from non-guarantor subsidiaries of $1,894.7 million and $2,329.1 million as of March 31, 2026 and December 31, 2025, respectively.
(b)    Includes amounts due from non-guarantor subsidiaries of $277.9 million and $102.6 million as of March 31, 2026 and December 31, 2025, respectively.
(c)    Includes amounts due to non-guarantor subsidiaries of $1,786.4 million and $2,368.1 million as of March 31, 2026 and December 31, 2025, respectively.
(d)    Includes amounts due to non-guarantor subsidiaries of $1,775.6 million and $1,556.0 million as of March 31, 2026 and December 31, 2025, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Statement of Operations Information

(in millions)	Three Months Ended March 31, 2026
Revenues(a)	$1,508.6
Income from Operations	259.4
Net income	155.0
Net income attributable to obligor group	155.0
____________________________________
(a)    Includes intercompany revenues generated from non-guarantor subsidiaries of $1,168.8 million.

    Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions. The cash received from receivables sold under these accounts receivable sales agreements that remain outstanding as of March 31, 2026 and December 31, 2025 was approximately $1.8 billion and $2.1 billion, respectively.

    In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. The cash received from trade receivables sold under factoring arrangements that remain outstanding as of March 31, 2026 and December 31, 2025 was approximately $262.7 million and $270.5 million, respectively.

    In order to efficiently manage our liquidity, we generally pay vendors in accordance with negotiated terms. To enable vendors to obtain payment in advance of our payment due dates to them, we have established programs in certain markets with financial institutions under which the vendors have the option to be paid by the financial institutions earlier than the payment due dates. Should we not be able to negotiate extended payment terms with our vendors, or should financial institutions no longer be willing to participate in early payment programs with us, we would expect to have sufficient liquidity to timely pay our vendors without any material impact on us or our financial position. As of March 31, 2026 and December 31, 2025, the amount outstanding that remains unpaid to the banks or other intermediaries associated with these programs totaled $40.0 million and $31.7 million, respectively. Refer to Note 6 of our Condensed Consolidated Financial Statements for further discussion.

Cash Flows

    Cash flows used in operating activities were approximately $410.4 million for the first three months of 2026 compared to cash flows used in operating activities of approximately $212.2 million for the same period in 2025. Cash used in operating activities during the three months ended March 31, 2026 was driven by changes in working capital.

    Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had approximately $1,209.9 million in working capital at March 31, 2026 as compared to $1,467.0 million at December 31, 2025. Inventories as of March 31, 2026 were approximately $3,001.8 million as compared to $2,709.3 million at December 31, 2025. Accounts and notes receivable, net, as of March 31, 2026 were approximately $162.9 million higher than at December 31, 2025 primarily due to timing of sales of accounts receivable under our factoring arrangements. Accounts payable and Accrued expenses as of March 31, 2026 were approximately $101.0 million lower than at December 31, 2025. Borrowings due within one year increased by approximately $437.8 million as of March 31, 2026, primarily due to the reclassification of the $400.0 million 5.450% Senior notes to current liabilities, as the notes mature on March 21, 2027.

    Capital expenditures for the first three months of 2026 were approximately $44.6 million compared to $48.2 million for the same period in 2025.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Share Repurchase Program and Dividends

    On July 9, 2025, the Company's Board of Directors authorized a new share repurchase program authorizing the Company to repurchase up to $1.0 billion of the Company's common stock, which has no expiration date. In November 2025, the Company entered into accelerated share repurchase (“ASR”) agreements with two financial institutions to repurchase an aggregate of $250.0 million of shares of its common stock. The Company received approximately 1,997,204 shares associated with these transactions as of December 31, 2025. In February 2026, the Company received an additional 333,755 shares upon final settlement of its November 2025 ASR agreements. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets. During the three months ended March 31, 2026, the Company did not purchase any shares directly or enter into any accelerated share repurchase agreements. As of March 31, 2026, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $785.0 million, which has no expiration date. In conjunction with the Cooperation Agreement entered into with Tractors and Farm Equipment Limited (“TAFE”) in June 2025 (the “Cooperation Agreement”), TAFE agreed to participate on a pro rata basis in the Company’s share repurchase programs as authorized by the Company’s Board of Directors from time to time. Under the Cooperation Agreement, TAFE also retains the right to maintain its existing percentage of beneficial ownership of the Company’s common stock. In February 2026, pursuant to the Cooperation Agreement, the Company committed to repurchase a pro-rata amount of shares from TAFE related to the Company's most recent share repurchase program executed in the fourth quarter of 2025, with settlement expected to occur in May 2026. The Company accounted for this arrangement as a forward share repurchase contract and, as of March 31, 2026, recorded a liability with an offsetting reduction to a combination of “Additional paid-in capital” and “Retained earnings” in the Company’s Condensed Consolidated Balance Sheets. The Company plans to initiate $350.0 million in share repurchases in the second quarter of 2026 under the Company's share repurchase program.

    During the three months ended March 31, 2026 and 2025, the Company declared and paid cash dividends of $0.29 and $0.29 per common share, respectively. On April 23, 2026, the Company's Board of Directors approved an increase in the Company's regular quarterly dividend to $0.30 per share, from $0.29 per share. In addition, the Company's Board of Directors declared a regular quarterly dividend of $0.30 per common share to be paid on June 15, 2026, to all stockholders of record as of the close of business on May 15, 2026.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

    We are party to a number of commitments and other financial arrangements, which may include off-balance sheet arrangements. At March 31, 2026, we had outstanding guarantees issued to our Argentine finance joint venture, AGCO Capital, of approximately $83.3 million. In addition, we had accrued approximately $11.9 million of outstanding guarantees of residual values that may be owed to our finance joint ventures in the United States and Canada due upon expiration of certain eligible operating leases between the finance joint ventures and end users. The maximum potential amount of future payments under the guarantee is approximately $227.4 million.

    We sell certain accounts receivable under factoring arrangements to our finance joint ventures and to financial institutions around the world. We account for the sale of such receivables as off balance sheet transactions. Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. As of March 31, 2026 and December 31, 2025, these finance joint ventures had approximately $112.8 million and $107.5 million, respectively, of outstanding accounts receivable associated with these arrangements. The total finance portfolio in our finance joint ventures was approximately $15.1 billion and $15.1 billion as of March 31, 2026 and December 31, 2025, respectively. The total finance portfolio as of March 31, 2026 and December 31, 2025 included approximately $12.8 billion and $12.7 billion, respectively, of retail receivables and $2.3 billion and $2.4 billion, respectively, of wholesale receivables from AGCO dealers.

Contingencies

    We are party to various claims and lawsuits arising in the normal course of business. We closely monitor these claims and lawsuits and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position or results of operations and accrue and/or disclose loss contingencies as appropriate. Refer to Note 15 of our Condensed Consolidated Financial Statements for further information.

OUTLOOK

    Global industry demand for farm equipment, driven by farm income, is expected to be relatively flat during 2026 in most major markets compared to 2025. Our net sales are expected to moderately increase in 2026 compared to 2025, resulting from positive pricing, favorable currency translation and sales mix. Operating margins will reflect the impact of higher net sales, positive pricing, relatively flat to lower production volumes and continued cost controls, partially offset by tariff headwinds.

    Our outlook is based on current assumptions regarding a number of factors including demand, currency stability, pricing and market share gains. If our assumptions are incorrect, or other issues arise or return, such as tariffs or a worsening of our supply chain, our results of operations will be adversely impacted. Refer to “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates estimates, including those related to discount and sales incentive allowances, deferred income taxes and uncertain income tax positions, pensions, goodwill, other intangible and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of our Condensed Consolidated Financial Statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
•    the occurrence of future cyberattacks, including ransomware attacks; and
•    the conflict in Ukraine and the Middle East.

    The global trade landscape continues to be highly volatile. In 2025, the U.S. government implemented a series of tariffs on goods imported into the United States from various countries, and in many cases these measures resulted in reciprocal tariffs and other actions on goods exported from the United States. These tariffs and related actions are complex and continue to evolve as trade negotiations occur. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. government had relied on to impose certain tariffs, does not authorize the administration to impose such tariffs. Following that decision, on March 4, 2026, the U.S. Court of International Trade (“CIT”) ordered U.S. Customs and Border Protection (“CBP”) to process refunds of tariffs imposed under IEEPA, and on March 27, 2026, the CIT issued an amended order expanding the scope of entries subject to reliquidation. On April 20, 2026, the Consolidated Administration and Processing of Entries system opened for the first phase of refund filings. We have submitted certain refund claims under this initial phase; however, these claims remain subject to CBP review, and we cannot predict the timing, amount or ultimate collectability of any refunds to which we may be entitled. The IEEPA tariffs remain subject to ongoing litigation, and the administration has announced plans to implement new tariffs under alternative statutory authority. As a result, the timing and extent of any refunds, the structure and scope of any new tariffs and the overall tariff framework remain uncertain and could create significant risks for our business. Depending on the countries affected, increases in tariffs have raised, and may continue to raise, the costs of inputs used in manufacturing our products, which in turn has impacted, and may further impact, our cost of goods sold. In addition, higher tariffs may lead to increased after‑tariff sales prices for the products we sell. Additionally, the economic uncertainty caused by the tariffs may result in customers delaying planned purchases of products and services. While impacts of the tariffs may be partially mitigated by the fact that a majority of our sales and manufacturing takes place outside the United States, there can be no guarantee that we will be able to fully offset the impact of existing or future tariffs through pricing, sourcing changes or other measures. Furthermore, retaliatory tariffs imposed by other countries on our exported products could negatively affect our sales and marketplace access in those countries. The economic uncertainty caused by these tariffs and related trade policy developments, together with uncertainty regarding their enforceability, continuation or modification, has adversely impacted, and is expected to continue to adversely impact, our sales.

    We depend on suppliers for components, parts and raw materials for our products, and any failure by our suppliers to provide products as needed, or by us to promptly address supplier issues, will adversely impact our ability to timely and efficiently manufacture and sell products. We cannot predict or control the impact of the conflict in Ukraine or the Middle East on our business. These conflicts have already driven increased volatility across global energy, logistics and input markets, leading to higher fuel, fertilizer, transportation and input costs, as well as general uncertainty for farmers. In addition, the potential of future natural gas shortages in Europe, as well as predicted overall shortages in other energy sources, could also negatively impact our production and that of our supply chain in the future. There can be no assurance that there will not be future disruptions.

    We have a substantial amount of indebtedness, and, as a result, we are subject to certain restrictive covenants and payment obligations that may adversely affect our ability to operate and expand our business.

    Any forward-looking statement should be considered in light of such important factors. For additional factors and additional information regarding these factors, see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk Management

    For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025. As of the first quarter of 2026, there have been no material changes in our exposure to market risks.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2026, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.        OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 15 to our Condensed Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

    There have been no material changes to our risks and uncertainties disclosed under “Risk Factors” in Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2025. The risks and uncertainties described in our risk factors have the potential to materially affect our business, results of operations, financial condition and cash flows. These risks are not exclusive and additional risks to which we are subject include the factors mentioned under “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

    There were no purchases of our common stock made by or on behalf of us during the three months ended March 31, 2026.

ITEM 5.    OTHER INFORMATION

    During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6.    EXHIBITS
(Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*). The Company is not filing, under Item 4, instruments defining the rights of holders of long-term debt where the debt does not exceed 10% of the Company’s total assets. The Company agrees to furnish copies of those instruments to the Commission upon request.)

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation
10.1	2026 Form of Restricted Stock Units Agreement*	January 30, 2026, Form 8-K, Exhibit 10.1
10.2	2026 Form of Performance Share Agreement*	January 30, 2026, Form 8-K, Exhibit 10.2
10.3	Annual Incentive Plan Amended as of March 3, 2026*	March 6, 2026, Form 8-K, Exhibit 10.1
22.1	List of Subsidiary Guarantors	Filed herewith
31.1	Certification of Eric P. Hansotia	Filed herewith
31.2	Certification of Damon Audia	Filed herewith
32.1	Certification of Eric P. Hansotia and Damon Audia	Furnished herewith
101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, are formatted in Inline XBRL:
(i) Condensed Consolidated Balance Sheets;
(ii) Condensed Consolidated Statements of Operations;
(iii) Condensed Consolidated Statements of Comprehensive Income;
(iv) Condensed Consolidated Statements of Cash Flows; and
(v) Notes to Condensed Consolidated Financial Statements
Filed herewith
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted in Inline XBRL	Filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO Corporation

Date:	May 5, 2026	By:	/s/ Damon Audia
Damon Audia Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Indira Agarwal
Indira Agarwal Vice President, Chief Accounting Officer (Principal Accounting Officer)