Form 10-Q
period 2026-06-30
AGCO CORP /DE
filed 2026-07-30
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 27, 2026, there were 70,031,729 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AGCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$573.4	$861.8
Accounts and notes receivable, net	1,232.1	1,079.4
Inventories, net	3,007.1	2,709.3
Other current assets	525.1	545.6
Total current assets	5,337.7	5,196.1
Property, plant and equipment, net	1,939.9	1,996.2
Right-of-use lease assets	153.0	167.3
Investments in affiliates	490.6	609.9
Deferred tax assets	974.4	905.5
Other assets	455.0	481.0
Intangible assets, net	644.6	673.0
Goodwill	1,883.2	1,898.8
Total assets	$11,878.4	$11,927.8
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings due within one year	$546.7	$117.7
Accounts payable	1,030.8	951.0
Accrued expenses	2,340.1	2,538.7
Other current liabilities	123.6	121.7
Total current liabilities	4,041.2	3,729.1
Long-term debt, less current portion and debt issuance costs	2,180.3	2,323.1
Operating lease liabilities	111.9	122.1
Pension and postretirement health care benefits	167.2	169.2
Deferred tax liabilities	123.0	126.5
Other noncurrent liabilities	881.8	885.1
Total liabilities	7,505.4	7,355.1
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	292.4	299.2
Stockholders’ Equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2026 and 2025	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 70,002,207 and 72,629,310 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	0.7	0.7
Additional paid-in capital	10.9	0.5
Retained earnings	5,800.9	6,047.2
Accumulated other comprehensive loss	(1,731.9)	(1,774.9)
Total stockholders’ equity	4,080.6	4,273.5
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$11,878.4	$11,927.8
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended June 30,
	2026	2025
Net sales	$2,609.7	$2,635.0
Cost of goods sold	1,963.8	1,976.4
Gross profit	645.9	658.6
Operating expenses:
Selling, general and administrative expenses	335.7	326.4
Engineering expenses	141.2	117.8
Amortization of intangibles	17.1	15.7
Impairment charges	—	6.8
Restructuring and business optimization expenses	11.2	15.6
Loss on sale of business	—	12.3
Income from operations	140.7	164.0
Interest expense, net	17.0	17.8
Other expense, net	15.5	48.9
Income before income taxes and equity in net earnings of affiliates	108.2	97.3
Income tax provision (benefit)	40.4	(205.5)
Income before equity in net earnings of affiliates	67.8	302.8
Equity in net earnings of affiliates	7.0	11.6
Net income	74.8	314.4
Net loss attributable to noncontrolling interests	2.4	0.4
Net income attributable to AGCO Corporation	$77.2	$314.8
Net income per common share attributable to AGCO Corporation:
Basic	$1.08	$4.22
Diluted	$1.08	$4.22
Cash dividends declared and paid per common share	$0.30	$0.29
Weighted average number of common and common equivalent shares outstanding:
Basic	71.1	74.6
Diluted	71.2	74.6
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Six Months Ended June 30,
	2026	2025
Net sales	$4,952.6	$4,685.5
Cost of goods sold	3,725.3	3,506.3
Gross profit	1,227.3	1,179.2
Operating expenses:
Selling, general and administrative expenses	674.8	652.2
Engineering expenses	273.8	233.8
Amortization of intangibles	34.0	31.0
Impairment charges	2.1	7.9
Restructuring and business optimization expenses	21.2	28.6
Loss on sale of business	—	12.3
Income from operations	221.4	213.4
Interest expense, net	32.2	36.3
Other expense, net	42.0	81.2
Income before income taxes and equity in net earnings of affiliates	147.2	95.9
Income tax provision (benefit)	45.0	(203.5)
Income before equity in net earnings of affiliates	102.2	299.4
Equity in net earnings of affiliates	25.0	23.7
Net income	127.2	323.1
Net loss attributable to noncontrolling interests	5.0	2.2
Net income attributable to AGCO Corporation	$132.2	$325.3
Net income per common share attributable to AGCO Corporation:
Basic	$1.84	$4.36
Diluted	$1.84	$4.36
Cash dividends declared and paid per common share	$0.59	$0.58
Weighted average number of common and common equivalent shares outstanding:
Basic	71.8	74.6
Diluted	71.9	74.6
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in millions)

	Three Months Ended June 30,
	2026	2025
Net income	$74.8	$314.4
Other comprehensive income:
Foreign currency translation adjustments	1.5	58.2
Defined pension and postretirement benefit plans, net of tax	2.0	2.0
Deferred gains and losses on derivatives, net of tax	0.3	1.5
Other comprehensive income	3.8	61.7
Comprehensive income	78.6	376.1
Comprehensive loss (income) attributable to noncontrolling interests	3.1	(4.5)
Comprehensive income attributable to AGCO Corporation	$81.7	$371.6

	Six Months Ended June 30,
	2026	2025
Net income	$127.2	$323.1
Other comprehensive income (loss):
Foreign currency translation adjustments	40.0	140.4
Defined pension and postretirement benefit plans, net of tax	3.8	3.9
Deferred gains and losses on derivatives, net of tax	(2.6)	0.2
Other comprehensive income	41.2	144.5
Comprehensive income	168.4	467.6
Comprehensive loss (income) attributable to noncontrolling interests	6.8	(4.2)
Comprehensive income attributable to AGCO Corporation	$175.2	$463.4

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$127.2	$323.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	133.8	124.6
Amortization of intangibles	34.0	31.0
Stock compensation expense	27.9	17.9
Impairment charges	2.1	7.9
Loss on sale of business	—	12.3
Equity in net earnings of affiliates, net of cash received	(25.0)	(23.1)
Deferred income tax benefit	(64.5)	(301.3)
Other	(14.0)	14.0
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(177.7)	107.5
Inventories, net	(298.8)	(146.5)
Other current and noncurrent assets	43.8	(70.3)
Accounts payable	114.9	176.1
Accrued expenses	(156.5)	(244.5)
Other current and noncurrent liabilities	7.8	124.8
Total adjustments	(372.2)	(169.6)
Net cash provided by (used in) operating activities	(245.0)	153.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(101.8)	(90.4)
Proceeds from sale of property, plant and equipment	0.3	1.1
Proceeds from sale of business	—	(12.3)
Investments in unconsolidated affiliates	(34.7)	(1.2)
Proceeds from sale of investments in unconsolidated affiliates	188.4	—
Other	(15.5)	(5.3)
Net cash provided by (used in) investing activities	36.7	(108.1)
Cash flows from financing activities:
Proceeds from indebtedness	376.6	518.0
Repayments of indebtedness	(56.2)	(367.5)
Purchases and retirement of common stock	(347.0)	—
Payment of dividends to stockholders	(42.0)	(43.3)
Payment of minimum tax withholdings on stock compensation	(7.0)	(9.1)
Net cash provided by (used in) financing activities	(75.6)	98.1
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(4.5)	27.7
Increase (decrease) in cash, cash equivalents and restricted cash	(288.4)	171.2
Cash, cash equivalents and restricted cash, beginning of period	861.8	612.7
Cash, cash equivalents and restricted cash, end of period	$573.4	$783.9
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

    The Company has a wholly-owned subsidiary in Turkey that distributes agricultural equipment and replacement parts. On the basis of available data related to inflation indices and as a result of the devaluation of the Turkish lira relative to the United States dollar, the Turkish economy was determined to be highly inflationary during 2022. A highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. For subsidiaries operating in highly inflationary economies, the United States dollar is the functional currency. Remeasurement adjustments for financial statements in highly inflationary economies and other transactional exchange gains and losses are reported in “Other expense, net” within the Company's Condensed Consolidated Statements of Operations. For the six months ended and as of June 30, 2026, the Company's wholly-owned subsidiary in Turkey had net sales of approximately $72.5 million and total assets of approximately 5.1 billion Turkish lira (or approximately $109.7 million). The monetary assets and liabilities denominated in the Turkish lira were approximately 3.7 billion Turkish lira (or approximately $79.4 million) and approximately 1.6 billion Turkish lira (or approximately $34.0 million), respectively, as of June 30, 2026. The monetary assets and liabilities were remeasured into United States dollars based on exchange rates as of June 30, 2026.

    The Company has a wholly-owned subsidiary in Argentina that assembles and distributes agricultural equipment and replacement parts. In recent years, the Argentine government has substantially limited the ability of companies to transfer funds out of Argentina. Argentina's economy was determined to be highly inflationary during 2018. For the six months ended and as of June 30, 2026, the Company's wholly-owned subsidiary in Argentina had net sales of approximately $71.2 million and total assets of approximately 315.2 billion pesos (or approximately $211.2 million). The monetary assets of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 68.9 billion pesos (or approximately $46.2 million), inclusive of approximately 19.1 billion pesos (or approximately $12.8 million) in cash and cash equivalents, as of June 30, 2026. The monetary liabilities of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 35.2 billion pesos (or approximately $23.6 million) as of June 30, 2026. The monetary assets and liabilities were remeasured into United States dollar based on exchange rates as of June 30, 2026. The Company's finance joint venture in Argentina, AGCO Capital Argentina S.A. (“AGCO Capital”), had net monetary assets denominated in pesos at the official government rate of approximately 8.0 billion pesos (or approximately $5.4 million) as of June 30, 2026. All gains and losses resulting from AGCO Capital's remeasurement of its monetary assets and liabilities are reported in “Equity in net earnings of affiliates” within the Company's Condensed Consolidated Statements of Operations.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

2.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

    The Company’s finance joint ventures provide retail financing and wholesale financing to its dealers. The terms of the financing arrangements offered to the Company’s dealers are similar to arrangements the finance joint ventures provide to unaffiliated third parties. In addition, the Company transfers, on an ongoing basis, a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies. AGCO has a 49% interest in those finance equity joint ventures. To better align with evolving market dynamics and increasing regulatory and compliance requirements, on April 30, 2026, the Company executed an Interests Purchase Agreement and Share Purchase Agreement (collectively the “Agreements”) with wholly owned subsidiaries of Rabobank to sell its 49% equity interests in the joint ventures in the U.S. and Canada, AGCO Finance LLC and AGCO Finance Canada, Ltd. (collectively the “North America AGCO Finance joint ventures”), respectively, for aggregate consideration of approximately $188.4 million. The consideration consisted of (i) approximately $168.4 million, representing the carrying value of the Company's equity interests in the North America AGCO Finance joint ventures, previously included in “Investments in affiliates” on the Company's Condensed Consolidated Balance Sheets, and (ii) approximately $20.0 million, representing the estimated future net earnings associated with the run-off of the North America AGCO Finance portfolios existing as of the transaction date, which was recognized in “Other expense, net” within the Company's Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2026.

    The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. The cash received from receivables sold under these accounts receivable sales agreements that remain outstanding as of June 30, 2026 and December 31, 2025 was approximately $1.8 billion and $2.1 billion, respectively.

    Under the terms of the accounts receivable sales agreements in the U.S., Canada, Europe and Brazil, the Company pays the respective AGCO Finance entities a subsidized interest payment with respect to the accounts receivable sales agreements. These fees are reflected within losses on the sales of receivables included within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements and determined that receivables sold under these agreements should be accounted for as off-balance sheet transactions.

    In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The cash received from trade receivables sold under factoring arrangements that remain outstanding as of June 30, 2026 and December 31, 2025 was approximately $257.2 million and $270.5 million, respectively. Under these arrangements, the Company is required to continue to service the sold receivables at market rates. The Company does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements and determined that receivables sold under these agreements should be accounted for as off-balance sheet transactions.

    Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $21.1 million and $39.7 million during the three and the six months ended June 30, 2026, respectively. Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $19.8 million and $38.7 million during the three and the six months ended June 30, 2025, respectively.

    The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. As of June 30, 2026 and December 31, 2025, these finance joint ventures had approximately $112.2 million and $107.5 million, respectively, of outstanding accounts receivable associated with these arrangements.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

of the goods in the event of customer default on payment. The dealer or distributor may not return equipment or replacement parts to the Company while its contract with the finance joint venture is in force, and can only return the equipment to the retail finance joint venture with penalties that would generally not make it economically beneficial to do so.

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill during the six months ended June 30, 2026 are summarized as follows (in millions):

	North America	Latin America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Balance as of December 31, 2025	$744.3	$102.5	$1,031.6	$20.4	$1,898.8
Foreign currency translation	(1.2)	4.1	(18.5)	—	(15.6)
Balance as of June 30, 2026	$743.1	$106.6	$1,013.1	$20.4	$1,883.2

    Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1st each year.

    Changes in the carrying amount of acquired intangible assets during the six months ended June 30, 2026 are summarized as follows (in millions):

Gross carrying amounts:	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Other	Total
Balance as of December 31, 2025	$75.6	$191.2	$621.0	$51.2	$939.0
Acquisition	—	—	8.8	—	8.8
Foreign currency translation	(0.3)	(1.5)	(4.3)	0.2	(5.9)
Balance as of June 30, 2026	$75.3	$189.7	$625.5	$51.4	$941.9

Accumulated amortization:	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Other	Total
Balance as of December 31, 2025	$50.5	$126.9	$156.2	$20.2	$353.8
Amortization expense	2.1	3.5	25.8	2.6	34.0
Foreign currency translation	(0.2)	(1.0)	(2.5)	0.1	(3.6)
Balance as of June 30, 2026	$52.4	$129.4	$179.5	$22.9	$384.2

Indefinite-lived intangible assets:	Trademarks and Trade Names
Balance as of December 31, 2025	$87.8
Foreign currency translation	(0.9)
Balance as of June 30, 2026	$86.9

    The Company amortizes certain acquired identifiable intangible assets primarily on a straight-line basis over their estimated useful lives, which range from three to 50 years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

4.    INVENTORIES

    Inventories, net at June 30, 2026 and December 31, 2025, were as follows (in millions):

	June 30, 2026	December 31, 2025
Finished goods	$1,277.6	$1,070.6
Repair and replacement parts	810.0	824.6
Work in process	261.1	181.9
Raw materials	658.4	632.2
Inventories, net	$3,007.1	$2,709.3

    At June 30, 2026 and December 31, 2025, the Company had recorded $296.0 million and $271.9 million, respectively, as a reserve for surplus and obsolete inventories. These reserves are reflected within “Inventories, net” within the Company's Condensed Consolidated Balance Sheets.

5.    PRODUCT WARRANTY

    The warranty reserve activity for the three and six months ended June 30, 2026 and 2025, including deferred revenue associated with the Company's extended warranties that have been sold, was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$817.4	$746.6	$814.3	$743.0
Accruals for warranties issued	102.0	113.7	212.5	180.1
Settlements made and deferred revenue recognized	(114.6)	(107.0)	(216.1)	(196.1)
Foreign currency translation	(6.0)	47.7	(11.9)	74.0
Balance at June 30	$798.8	$801.0	$798.8	$801.0

    The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. The Company's extended warranty period for the majority of products ranges from three to five years. Revenue is recognized for the extended warranty contracts on a straight-line basis, which the Company believes approximates the cost expected to be incurred in satisfying the obligations, over the extended warranty period. Approximately $607.0 million, $626.6 million and $634.4 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2026, December 31, 2025 and June 30, 2025, respectively. Approximately $191.8 million, $187.7 million and $166.6 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2026, December 31, 2025 and June 30, 2025, respectively.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

6.    SUPPLIER FINANCE PROGRAMS

    The Company has supplier financing arrangements with certain banks or other intermediaries whereby a bank or intermediary purchases receivables held by the Company’s suppliers. Under the program, suppliers have the option to be paid by the bank or intermediary earlier than the payment due date. When the supplier receives an early payment, they receive discounted amounts, and the Company pays the bank or intermediary the face amount of the invoice on the payment due date. The Company does not reimburse suppliers for any costs incurred for participation in the program. The Company and its suppliers agree on the contractual terms, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the supplier finance programs. The suppliers’ voluntary inclusion in the supplier financing programs has no bearing on the Company’s payment terms. The Company has no economic interest in a supplier’s decision to participate in the programs, and the Company has no direct financial relationship with the banks or other intermediaries as it relates to the supplier finance programs. As of June 30, 2026, payment terms with the majority of the Company’s suppliers are 30 to 180 days, which correspond to the contractual terms, with rates that are based on market rates (such as SOFR) plus a credit spread. There are no assets pledged as security under the programs. As of June 30, 2026 and December 31, 2025, the amounts outstanding that remain unpaid to the banks or other intermediaries totaled $41.8 million and $31.7 million, respectively, and are reflected in “Accounts payable” in the Company’s Condensed Consolidated Balance Sheets.

7.    INDEBTEDNESS

    Long-term debt consisted of the following at June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026	December 31, 2025
Credit Facility, expires 2027	$290.0	$—
5.450% Senior notes due 2027	400.0	400.0
5.800% Senior notes due 2034	700.0	700.0
0.800% Senior notes due 2028	683.9	703.8
EIB Senior term loan due 2029	285.0	293.3
EIB Senior term loan due 2030	193.8	199.4
Senior term loans due between 2026 and 2028	95.2	97.9
Debt issuance costs	(8.4)	(9.7)
	2,639.5	2,384.7

Less:
Senior term loans due 2026	(59.9)	(61.6)
5.450% Senior notes due 2027, net of debt issuance costs	(399.3)	—
Total long-term indebtedness	$2,180.3	$2,323.1

Credit Facility

    The Company has a credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“Credit Facility”) that matures on December 19, 2027. As of June 30, 2026, the Company had $290.0 million in outstanding borrowings under the revolving credit facility and had the ability to borrow $960.0 million.

Uncommitted Credit Facility

    The Company has an uncommitted revolving credit facility that allows the Company to borrow up to €200.0 million (or approximately $228.0 million as of June 30, 2026). The credit facility expires on December 31, 2026. As of June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the revolving credit facility.

Other Short-Term Borrowings

    As of June 30, 2026 and December 31, 2025, the Company had short-term borrowings due within one year, excluding the current portion of long-term debt, of approximately $87.5 million and $56.1 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Standby Letters of Credit and Similar Instruments

    The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At June 30, 2026 and December 31, 2025, outstanding letters of credit totaled approximately $12.5 million and $14.0 million, respectively.

8.    RESTRUCTURING AND BUSINESS OPTIMIZATION EXPENSES

Restructuring Expenses

    The Company announced a restructuring program (the “Program”) in response to increased weakening demand in the agriculture industry in 2024. The Company incurred a substantial portion of the charges by the end of fiscal year 2025.

    Restructuring expenses activity, which relates to severance and other related costs, during the three and six months ended June 30, 2026, is summarized as follows (in millions):

Balance as of December 31, 2025	$82.8
First quarter 2026 provision, net of reversals	7.5
First quarter 2026 cash activity	(32.3)
Foreign currency translation	(0.9)
Balance as of March 31, 2026	$57.1
Second quarter 2026 provision, net of reversals	9.8
Second quarter 2026 cash activity	(21.1)
Foreign currency translation	(0.5)
Balance as of June 30, 2026	$45.3

    Approximately $22.9 million and $56.9 million of restructuring expenses are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively. Approximately $22.4 million and $25.9 million of restructuring expenses are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.

Business Optimization Expenses

    Business optimization expenses primarily relate to professional services costs incurred as part of the restructuring program aimed at reducing structural costs, enhancing global efficiencies by changing the Company’s operating model for certain corporate and back-office functions. During the three months ended June 30, 2026 and 2025, the Company recognized approximately $1.4 million and $13.1 million, respectively, of business optimization expenses. During the six months ended June 30, 2026 and 2025, the Company recognized approximately $3.9 million and $26.9 million, respectively, of business optimization expenses.

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

    The Company designates certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was approximately $305.1 million and $210.8 million as of June 30, 2026 and December 31, 2025, respectively.

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended June 30, 2026 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated derivative net gains as of March 31, 2026	$0.9	$0.6	$0.3
Net changes in fair value of derivatives:
Foreign currency contracts(1)	(3.0)	(0.7)	(2.3)
Total	(3.0)	(0.7)	(2.3)
Net losses (gains) reclassified from accumulated other comprehensive loss into income:
Foreign currency contracts(1)	3.3	0.6	2.7
Treasury rate locks	(0.2)	(0.1)	(0.1)
Total	3.1	0.5	2.6
Accumulated derivative net gains as of June 30, 2026	$1.0	$0.4	$0.6
____________________________________
(1)    The outstanding contracts as of June 30, 2026 range in maturity through December 2026.

    As of June 30, 2026, approximately $0.5 million of realized derivative net losses, before taxes, remain in accumulated other comprehensive loss related to foreign currency contracts associated with inventory that had not yet been sold.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended June 30, 2025 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated derivative net gains as of March 31, 2025	$9.8	$2.2	$7.6
Net changes in fair value of derivatives:
Foreign currency contracts	3.3	0.6	2.7
Total	3.3	0.6	2.7
Net gains reclassified from accumulated other comprehensive loss into income:
Foreign currency contracts	(1.4)	(0.4)	(1.0)
Treasury rate locks	(0.2)	—	(0.2)
Total	(1.6)	(0.4)	(1.2)
Accumulated derivative net gains as of June 30, 2025	$11.5	$2.4	$9.1

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the six months ended June 30, 2026 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated derivative net gains as of December 31, 2025	$4.6	$1.4	$3.2
Net changes in fair value of derivatives:
Foreign currency contracts(1)	(8.3)	(1.9)	(6.4)
Total	(8.3)	(1.9)	(6.4)
Net losses (gains) reclassified from accumulated other comprehensive loss into income:
Foreign currency contracts(1)	5.1	1.0	4.1
Treasury rate locks	(0.4)	(0.1)	(0.3)
Total	4.7	0.9	3.8
Accumulated derivative net gains as of June 30, 2026	$1.0	$0.4	$0.6
____________________________________
(1)    The outstanding contracts as of June 30, 2026 range in maturity through December 2026.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the six months ended June 30, 2025 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated derivative net gains as of December 31, 2024	$11.7	$2.8	$8.9
Net changes in fair value of derivatives:
Foreign currency contracts	3.9	0.8	3.1
Total	3.9	0.8	3.1
Net gains reclassified from accumulated other comprehensive loss into income:
Foreign currency contracts	(3.7)	(1.1)	(2.6)
Treasury rate locks	(0.4)	(0.1)	(0.3)
Total	(4.1)	(1.2)	(2.9)
Accumulated derivative net gains as of June 30, 2025	$11.5	$2.4	$9.1

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

    On November 4, 2024, the Company entered into $600.0 million cross currency swap contracts comprising a $200.0 million tranche with a three-years tenor, $200.0 million tranche with a five-years tenor and $200.0 million tranche with a seven-years tenor as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap contracts have an expiration date of November 6, 2027, November 6, 2029 and November 6, 2031, respectively. At maturity of the cross currency swap contracts, the Company is expected to deliver the notional amount of approximately €385.5 million (or approximately $439.4 million as of June 30, 2026) and Fr.155.5 million (or approximately $192.2 million as of June 30, 2026) and receive $600.0 million from the counterparties. The Company receives quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swap contracts.

    The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	June 30, 2026	December 31, 2025
Cross currency swap contracts	$600.0	$600.0

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the changes in the fair value of the cross currency swap contracts designated as a net investment hedge during the three and six months ended June 30, 2026 and 2025 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income for the Three Months Ended			Gain (Loss) Recognized in Other Comprehensive Income for the Six Months Ended
	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
June 30, 2026	$0.6	$0.1	$0.5	$6.2	$1.6	$4.6
June 30, 2025	(49.3)	(12.7)	(36.6)	(59.3)	(15.3)	(44.0)

Derivative Transactions Not Designated as Hedging Instruments

    The Company enters into foreign currency contracts to economically hedge a portion of its receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts are classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of June 30, 2026 and December 31, 2025, the Company had outstanding foreign currency contracts with a notional amount of approximately $2,597.0 million and $2,865.7 million, respectively.

    The following table summarizes the results on net income of derivatives not designated as hedging instruments (in millions):

		Gain (Loss) Recognized in Net Income for the Three Months Ended		Gain (Loss) Recognized in Net Income for the Six Months Ended
	Classification of Gain (Loss)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Foreign currency contracts	Other expense, net	$(13.8)	$26.0	$(35.4)	$43.9

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The table below sets forth the fair value of derivative instruments as of June 30, 2026 (in millions):

	Asset Derivatives as of June 30, 2026		Liability Derivatives as of June 30, 2026
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.8	Other current liabilities	$6.7
Cross currency swap contracts	Other noncurrent assets	—	Other noncurrent liabilities	31.0
Derivative instruments not designated as hedging instruments:
Foreign currency contracts(1)	Other current assets	5.8	Other current liabilities	7.8
Total derivative instruments		$7.6		$45.5
____________________________________
(1)    The outstanding contracts as of June 30, 2026 range in maturity through August 2026.

    The table below sets forth the fair value of derivative instruments as of December 31, 2025 (in millions):

	Asset Derivatives as of December 31, 2025		Liability Derivatives as of December 31, 2025
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.8	Other current liabilities	$2.5
Cross currency swap contracts	Other noncurrent assets	—	Other noncurrent liabilities	37.2
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	19.4	Other current liabilities	8.7
Total derivative instruments		$20.2		$48.4

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

10.    STOCKHOLDERS’ EQUITY

    The following tables set forth changes in redeemable noncontrolling interests and stockholders’ equity attributed to AGCO Corporation for the three and six months ended June 30, 2026 and 2025 (in millions):

	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, March 31, 2026	$295.5	$0.7	$—	$6,032.2	$(1,736.4)	$4,296.5
Stock compensation and employee stock purchase plans	—	—	17.3	—	—	17.3
Forward share repurchase contract	—	—	5.0	49.0	—	54.0
Comprehensive income:						—
Net income (loss)	(2.4)	—	—	77.2	—	77.2
Other comprehensive income (loss):						—
Foreign currency translation adjustments	(0.7)	—	—	—	2.2	2.2
Defined pension and postretirement benefit plans, net of tax	—	—	—	—	2.0	2.0
Deferred gains and losses on derivatives, net of tax	—	—	—	—	0.3	0.3
Payment of dividends to stockholders	—	—	—	(21.0)	—	(21.0)
Purchases and retirement of common stock	—	—	(11.4)	(336.5)	—	(347.9)
Balance, June 30, 2026	$292.4	$0.7	$10.9	$5,800.9	$(1,731.9)	$4,080.6

	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2025	$299.2	$0.7	$0.5	$6,047.2	$(1,774.9)	$4,273.5
Stock compensation and employee stock purchase plans	—	—	21.8	—	—	21.8
Forward share repurchase contract	—	—	—	—	—	—
Comprehensive income:
Net income (loss)	(5.0)	—	—	132.2	—	132.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.8)	—	—	—	41.8	41.8
Defined pension and postretirement benefit plans, net of tax	—	—	—	—	3.8	3.8
Deferred gains and losses on derivatives, net of tax	—	—	—	—	(2.6)	(2.6)
Payment of dividends to stockholders	—	—	—	(42.0)	—	(42.0)
Purchases and retirement of common stock	—	—	(11.4)	(336.5)	—	(347.9)
Balance, June 30, 2026	$292.4	$0.7	$10.9	$5,800.9	$(1,731.9)	$4,080.6

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, March 31, 2025	$299.8	$0.7	$0.7	$5,629.6	$(1,821.6)	$3,809.4
Stock compensation plans	—	—	9.3	(0.1)	—	9.2
Comprehensive income:
Net income (loss)	(0.4)	—	—	314.8	—	314.8
Other comprehensive income:
Foreign currency translation adjustments	4.9	—	—	—	53.3	53.3
Defined pension and postretirement benefit plans, net of tax	—	—	—	—	2.0	2.0
Deferred gains and losses on derivatives, net of tax	—	—	—	—	1.5	1.5
Payment of dividends to stockholders	—	—	—	(21.7)	—	(21.7)
Balance, June 30, 2025	$304.3	$0.7	$10.0	$5,922.6	$(1,764.8)	$4,168.5

	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2024	$300.1	$0.7	$—	$5,645.0	$(1,902.9)	$3,742.8
Stock compensation plans	—	—	10.0	(4.4)	—	5.6
Comprehensive income:
Net income (loss)	(2.2)	—	—	325.3	—	325.3
Other comprehensive income:
Foreign currency translation adjustments	6.4	—	—	—	134.0	134.0
Defined pension and postretirement benefit plans, net of tax	—	—	—	—	3.9	3.9
Deferred gains and losses on derivatives, net of tax	—	—	—	—	0.2	0.2
Payment of dividends to stockholders	—	—	—	(43.3)	—	(43.3)
Balance, June 30, 2025	$304.3	$0.7	$10.0	$5,922.6	$(1,764.8)	$4,168.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation for the six months ended June 30, 2026 (in millions):

	Defined Pension and Postretirement Benefit Plans	Deferred Gains and Losses on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2025	$(223.4)	$3.2	$(1,554.7)	$(1,774.9)
Other comprehensive income (loss) before reclassifications	(0.3)	(6.4)	41.8	35.1
Net losses reclassified from accumulated other comprehensive loss	4.1	3.8	—	7.9
Other comprehensive income (loss)	3.8	(2.6)	41.8	43.0
Accumulated other comprehensive loss, June 30, 2026	$(219.6)	$0.6	$(1,512.9)	$(1,731.9)

    The following tables set forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation for the three and six months ended June 30, 2026 and 2025 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2026(1)	Three Months Ended June 30, 2025(1)
Derivatives:
Net losses (gains) on foreign currency contracts	$3.3	$(1.4)	Cost of goods sold
Net gains on treasury rate locks	(0.2)	(0.2)	Interest expense, net
Reclassification before tax	3.1	(1.6)
Income tax expense (benefit)	(0.5)	0.4	Income tax provision
Reclassification net of tax	$2.6	$(1.2)

Defined pension and postretirement benefit plans:
Amortization of net actuarial losses	$2.2	$2.2	Other expense, net(2)
Amortization of prior service cost	0.5	0.5	Other expense, net(2)
Reclassification before tax	2.7	2.7
Income tax benefit	(0.7)	(0.7)	Income tax provision
Reclassification net of tax	$2.0	$2.0

Net losses reclassified from accumulated other comprehensive loss	$4.6	$0.8
____________________________________
(1)    Losses (Gains) included within the Condensed Consolidated Statements of Operations for the three months ended June 30, 2026 and 2025, respectively.
(2)    These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. Refer to Note 13 for additional information.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Six Months Ended June 30, 2026(1)	Six Months Ended June 30, 2025(1)
Derivatives:
Net losses (gains) on foreign currency contracts	$5.1	$(3.7)	Cost of goods sold
Net gains on treasury rate locks	(0.4)	(0.4)	Interest expense, net
Reclassification before tax	4.7	(4.1)
Income tax expense (benefit)	(0.9)	1.2	Income tax provision
Reclassification net of tax	$3.8	$(2.9)

Defined pension and postretirement benefit plans:
Amortization of net actuarial losses	$4.5	$4.3	Other expense, net(2)
Amortization of prior service cost	1.0	1.0	Other expense, net(2)
Reclassification before tax	5.5	5.3
Income tax benefit	(1.4)	(1.4)	Income tax provision
Reclassification net of tax	$4.1	$3.9

Net losses reclassified from accumulated other comprehensive loss	$7.9	$1.0
____________________________________
(1)    Losses (Gains) included within the Condensed Consolidated Statements of Operations for the six months ended June 30, 2026 and 2025, respectively.
(2)    These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. Refer to Note 13 for additional information.

Share Repurchase Program

    On July 9, 2025, the Company's Board of Directors authorized a new share repurchase program authorizing the Company to repurchase up to $1.0 billion of the Company's common stock, which has no expiration date. In May 2026, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase an aggregate of $293.0 million of shares of its common stock. The Company received approximately 1,997,613 shares associated with this transaction as of June 30, 2026. In November 2025, the Company entered into ASR agreements with two financial institutions to repurchase an aggregate of $250.0 million of shares of its common stock. The Company received approximately 1,997,204 shares associated with these transactions as of December 31, 2025. In February 2026, the Company received an additional 333,755 shares upon final settlement of its November 2025 ASR agreements. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets. In conjunction with the Cooperation Agreement entered into with Tractors and Farm Equipment Limited (“TAFE”) in June 2025 (the “Cooperation Agreement”), TAFE agreed to participate on a pro rata basis in the Company’s share repurchase programs as authorized by the Company’s Board of Directors from time to time. Under the Cooperation Agreement, TAFE also retains the right to maintain its existing percentage of beneficial ownership of the Company’s common stock. In February 2026, pursuant to the Cooperation Agreement, the Company committed to repurchase a pro-rata amount of shares from TAFE related to the Company's share repurchase program executed in the fourth quarter of 2025. The Company accounted for this arrangement as a forward share repurchase contract and, as of March 31, 2026, recorded a liability. Settlement occurred in May 2026, resulting in the repurchase of 422,590 shares for approximately $52.1 million. The shares repurchased were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets.

    As of June 30, 2026, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $439.9 million, which has no expiration date.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Dividends

    During the three months ended June 30, 2026 and 2025, the Company declared and paid cash dividends of $0.30 and $0.29 per common share, respectively. During the six months ended June 30, 2026 and 2025, the Company declared and paid cash dividends of $0.59 and $0.58 per common share, respectively. On April 23, 2026, the Company's Board of Directors approved an increase in the Company's regular quarterly dividend to $0.30 per share, from $0.29 per share. On July 8, 2026, the Company's Board of Directors declared a regular quarterly dividend of $0.30 per common share to be paid on September 15, 2026, to all stockholders of record as of the close of business on August 14, 2026.

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

    A reconciliation of net income attributable to AGCO Corporation and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three and six months ended June 30, 2026 and 2025 is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic net income per share:
Net income attributable to AGCO Corporation	$77.2	$314.8	$132.2	$325.3
Weighted average number of common shares outstanding	71.1	74.6	71.8	74.6
Basic net income per share attributable to AGCO Corporation	$1.08	$4.22	$1.84	$4.36
Diluted net income per share:
Net income attributable to AGCO Corporation	$77.2	$314.8	$132.2	$325.3
Weighted average number of common shares outstanding	71.1	74.6	71.8	74.6
Dilutive SSARs and RSUs	0.1	—	0.1	—
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	71.2	74.6	71.9	74.6
Diluted net income per share attributable to AGCO Corporation	$1.08	$4.22	$1.84	$4.36

12.    INCOME TAXES

    The income tax provision (benefit) and effective tax rate for the three and six months ended June 30, 2026 and 2025 are set forth below (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
Income tax provision (benefit) and effective tax rate	$40.4	37.3%	$(205.5)	(211.2)%	$45.0	30.6%	$(203.5)	(212.2)%

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

13.    PENSION AND POSTRETIREMENT BENEFIT PLANS

    Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three and six months ended June 30, 2026 and 2025 are set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Pension benefits	2026	2025	2026	2025
Service cost	$1.5	$1.9	$3.0	$3.7
Interest cost	6.6	6.7	13.2	13.3
Expected return on plan assets	(7.4)	(6.5)	(14.9)	(12.8)
Amortization of net actuarial losses	2.2	2.3	4.5	4.4
Amortization of prior service cost	0.4	0.4	0.8	0.8
Net periodic pension cost	$3.3	$4.8	$6.6	$9.4

	Three Months Ended June 30,		Six Months Ended June 30,
Postretirement benefits	2026	2025	2026	2025
Service cost	$0.1	$—	$0.1	$—
Interest cost	0.5	0.3	0.9	0.7
Amortization of net actuarial losses	—	(0.1)	—	(0.1)
Amortization of prior service cost	0.1	0.1	0.2	0.2
Net periodic postretirement benefit cost	$0.7	$0.3	$1.2	$0.8

    The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations.

    During the six months ended June 30, 2026, the Company made approximately $9.1 million of contributions to its defined pension benefit plans. The Company currently estimates its minimum contributions for 2026 to its defined pension benefit plans will aggregate to approximately $15.5 million.

    During the six months ended June 30, 2026, the Company made approximately $1.0 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $2.1 million of contributions to its postretirement health care and life insurance benefit plans during 2026.

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

    Assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 are summarized below (in millions):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$7.6	$—	$7.6
Derivative liabilities	—	45.5	—	45.5

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$20.2	$—	$20.2
Derivative liabilities	—	48.4	—	48.4

    The carrying amounts of long-term debt under the Company’s EIB Senior term loans due 2029 and 2030 and Senior term loans due between 2026 and 2028 approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At June 30, 2026, the estimated fair value of the Company's 0.800% Senior notes due 2028, based on listed market values, was approximately €567.7 million (or approximately $647.1 million), compared to the carrying value of €600.0 million (or approximately $683.9 million). At June 30, 2026, the estimated fair value of the Company's 5.450% senior notes due 2027, based on listed market values, was approximately $402.4 million, compared to the carrying value of $400.0 million. At June 30, 2026, the estimated fair value of the Company's 5.800% senior notes due 2034, based on listed market values, was approximately $713.4 million, compared to the carrying value of $700.0 million. Refer to Note 7 for additional information on the Company’s long-term debt.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

15.    COMMITMENTS AND CONTINGENCIES

Leases

    Lease payment amounts for operating and finance leases with remaining terms greater than one year as of June 30, 2026 and December 31, 2025 were as follows (in millions):

	June 30, 2026		December 31, 2025
	Operating Leases(1)	Finance Leases	Operating Leases(1)	Finance Leases
2026	$27.9	$0.3	$55.5	$0.6
2027	44.2	0.5	40.5	0.4
2028	34.9	0.4	31.8	0.3
2029	25.2	0.4	23.5	0.3
2030	12.1	0.3	11.0	0.2
Thereafter	39.8	6.2	37.5	6.0
Total lease payments	184.1	8.1	199.8	7.8
Less: imputed interest(2)	(28.7)	(2.0)	(29.9)	(2.0)
Present value of leased liabilities	$155.4	$6.1	$169.9	$5.8
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

Off-Balance Sheet Arrangements

Guarantees

    At June 30, 2026, the Company had outstanding guarantees issued to its Argentine finance joint venture, AGCO Capital Argentina S.A. (“AGCO Capital”), of approximately $81.7 million. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to AGCO Capital if end users default on such loans to the extent that, due to non-credit risk, the end users are not able, or not required, to pay their loans, or are required to pay in a different currency than the one agreed to in their loan. The Company also has obligations to guarantee indebtedness owed to certain of its finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant. The Company believes the credit risk associated with these guarantees is not material.

    In addition, the Company guarantees residual values that may be owed to its finance joint ventures, primarily in the United States and Canada, due upon expiration of certain eligible operating leases between the finance joint ventures and end users. At June 30, 2026, the Company had accrued approximately $12.7 million of outstanding guarantees of residual values related to the United States and Canada. The maximum potential amount of future payments under these guarantees is approximately $235.7 million.

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

    The following table summarizes the balance of contract liabilities as of June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026	December 31, 2025
Contract liabilities	$376.9	$386.1

    The contract liabilities are classified as either “Accrued expenses” or “Other current liabilities” and “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2026, the Company recognized approximately $47.2 million and $94.4 million of revenue that was recorded as a contract liability at the beginning of 2026. During the three and six months ended June 30, 2025, the Company recognized approximately $51.0 million and $86.5 million of revenue that was recorded as a contract liability at the beginning of 2025.

Remaining Performance Obligations

    The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2026 are $84.0 million for the remainder of 2026, $135.8 million in 2027, $84.8 million in 2028, $42.1 million in 2029 and $19.8 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASC 606 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Disaggregated Revenue:

    Net sales for the three months ended June 30, 2026 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	Latin America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$373.8	$—	$—	$—	$373.8
Canada	97.7	—	—	—	97.7
Brazil	—	167.2	—	—	167.2
Other South America	—	78.9	—	—	78.9
Germany	—	—	494.6	—	494.6
France	—	—	293.6	—	293.6
United Kingdom and Ireland	—	—	164.4	—	164.4
Finland and Scandinavia	—	—	212.5	—	212.5
Italy	—	—	114.5	—	114.5
Other Europe	—	—	404.5	—	404.5
Middle East and Algeria	—	—	48.3	—	48.3
Africa	—	—	—	20.6	20.6
Asia	—	—	—	36.0	36.0
Australia and New Zealand	—	—	—	77.9	77.9
Mexico, Central America and Caribbean	—	25.2	—	—	25.2
	$471.5	$271.3	$1,732.4	$134.5	$2,609.7

Major products:
Tractors	$191.0	$187.2	$1,211.2	$79.5	$1,668.9
Replacement parts	112.6	38.7	338.3	26.6	516.2
Grain storage and protein production systems	—	—	—	0.1	0.1
Combines, application equipment and other machinery	167.9	45.4	182.9	28.3	424.5
	$471.5	$271.3	$1,732.4	$134.5	$2,609.7

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the three months ended June 30, 2025 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	Latin America(1)	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$302.5	$—	$—	$—	$302.5
Canada	91.4	—	—	—	91.4
Brazil	—	222.8	—	—	222.8
Other South America	—	78.8	—	—	78.8
Germany	—	—	465.6	—	465.6
France	—	—	316.5	—	316.5
United Kingdom and Ireland	—	—	144.2	—	144.2
Finland and Scandinavia	—	—	211.2	—	211.2
Italy	—	—	108.3	—	108.3
Other Europe	—	—	441.1	—	441.1
Middle East and Algeria	—	—	88.0	—	88.0
Africa	—	—	—	29.4	29.4
Asia	—	—	—	50.6	50.6
Australia and New Zealand	—	—	—	55.8	55.8
Mexico, Central America and Caribbean	—	28.8	—	—	28.8
	$393.9	$330.4	$1,774.9	$135.8	$2,635.0

Major products:
Tractors	$135.1	$214.0	$1,259.2	$89.9	$1,698.2
Replacement parts	105.8	44.5	327.9	24.2	502.4
Grain storage and protein production systems	—	—	—	0.2	0.2
Combines, application equipment and other machinery	153.0	71.9	187.8	21.5	434.2
	$393.9	$330.4	$1,774.9	$135.8	$2,635.0
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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the six months ended June 30, 2026 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	Latin America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$691.5	$—	$—	$—	$691.5
Canada	186.4	—	—	—	186.4
Brazil	—	308.7	—	—	308.7
Other South America	—	128.7	—	—	128.7
Germany	—	—	980.9	—	980.9
France	—	—	561.8	—	561.8
United Kingdom and Ireland	—	—	310.7	—	310.7
Finland and Scandinavia	—	—	390.4	—	390.4
Italy	—	—	191.6	—	191.6
Other Europe	—	—	820.1	—	820.1
Middle East and Algeria	—	—	77.7	—	77.7
Africa	—	—	—	41.9	41.9
Asia	—	—	—	65.2	65.2
Australia and New Zealand	—	—	—	151.4	151.4
Mexico, Central America and Caribbean	—	45.6	—	—	45.6
	$877.9	$483.0	$3,333.2	$258.5	$4,952.6

Major products:
Tractors	$336.2	$332.6	$2,374.8	$155.8	$3,199.4
Replacement parts	190.8	78.1	642.2	52.4	963.5
Grain storage and protein production systems	—	—	—	0.1	0.1
Combines, application equipment and other machinery	350.9	72.3	316.2	50.2	789.6
	$877.9	$483.0	$3,333.2	$258.5	$4,952.6

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the six months ended June 30, 2025 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	Latin America(1)	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$595.3	$—	$—	$—	$595.3
Canada	168.1	—	—	—	168.1
Brazil	—	392.1	—	—	392.1
Other South America	—	136.5	—	—	136.5
Germany	—	—	759.5	—	759.5
France	—	—	587.2	—	587.2
United Kingdom and Ireland	—	—	252.2	—	252.2
Finland and Scandinavia	—	—	383.1	—	383.1
Italy	—	—	174.2	—	174.2
Other Europe	—	—	787.9	—	787.9
Middle East and Algeria	—	—	161.3	—	161.3
Africa	—	—	—	44.7	44.7
Asia	—	—	—	83.7	83.7
Australia and New Zealand	—	—	—	101.9	101.9
Mexico, Central America and Caribbean	—	57.8	—	—	57.8
	$763.4	$586.4	$3,105.4	$230.3	$4,685.5

Major products:
Tractors	$259.2	$379.7	$2,169.5	$143.9	$2,952.3
Replacement parts	189.2	86.7	612.2	46.9	935.0
Grain storage and protein production systems	—	—	—	1.1	1.1
Combines, application equipment and other machinery	315.0	120.0	323.7	38.4	797.1
	$763.4	$586.4	$3,105.4	$230.3	$4,685.5
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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

17.    SEGMENT REPORTING

    The Company has four operating segments which are also its reportable segments which consist of the North America, Latin America, Europe/Middle East and Asia/Pacific/Africa regions. Effective January 1, 2026, the Company realigned its organizational structure to support its Farmer‑First transformation initiatives in North America. As a result, the Company’s Mexico operations were transferred from the North America segment to the South America segment, which was renamed Latin America. Segment information for all prior periods presented has been retrospectively adjusted to reflect this change. The Company’s reportable segments are geography based and distribute a full range of agricultural machinery and precision agriculture technology. The Company’s Chief Operating Decision Maker (“CODM”), Eric P. Hansotia, Chairman of the Board, President and Chief Executive Officer, evaluates segment performance primarily based on income from operations. The CODM utilizes income from operations to evaluate each segment’s performance including the allocation of resources. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are generally charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income (loss) from operations for one segment may not be comparable to another segment. Segment results for the three and six months ended June 30, 2026 and 2025 and assets as of June 30, 2026 and December 31, 2025 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended June 30,	North America	Latin America	Europe/Middle East	Asia/Pacific/Africa	Total Segments
2026
Net sales	$471.5	$271.3	$1,732.4	$134.5	$2,609.7
Cost of goods sold	378.9	236.0	1,242.4	106.5	1,963.8
Selling, general and administrative expenses	77.1	42.1	146.5	14.8	280.5
Engineering expenses	40.0	15.0	83.3	2.9	141.2
Income (loss) from operations	$(24.5)	$(21.8)	$260.2	$10.3	$224.2

Depreciation	$14.7	$9.8	$39.1	$3.5	$67.1
Capital expenditures	8.7	9.2	38.4	0.9	57.2

2025
Net sales	$393.9	$330.4	$1,774.9	$135.8	$2,635.0
Cost of goods sold	305.3	265.8	1,299.3	106.0	1,976.4
Selling, general and administrative expenses	78.7	31.7	140.1	17.9	268.4
Engineering expenses	35.1	6.0	74.2	2.5	117.8
Income from operations	$(25.2)	$26.9	$261.3	$9.4	$272.4

Depreciation	$13.9	$8.2	$38.9	$3.1	$64.1
Capital expenditures	4.4	9.9	27.2	0.7	42.2

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Six Months Ended June 30,	North America	Latin America	Europe/Middle East	Asia/Pacific/Africa	Total Segments
2026
Net sales	$877.9	$483.0	$3,333.2	$258.5	$4,952.6
Cost of goods sold	717.0	439.9	2,361.9	206.5	3,725.3
Selling, general and administrative expenses	159.3	78.1	288.6	32.2	558.2
Engineering expenses	77.1	27.7	163.5	5.5	273.8
Income (loss) from operations	$(75.5)	$(62.7)	$519.2	$14.3	$395.3

Depreciation	$30.2	$18.8	$78.0	$6.8	$133.8
Capital expenditures	14.7	16.2	68.6	2.3	101.8

2025
Net sales	$763.4	$586.4	$3,105.4	$230.3	$4,685.5
Cost of goods sold	581.0	470.9	2,270.1	184.3	3,506.3
Selling, general and administrative expenses	163.5	65.8	275.3	34.4	539.0
Engineering expenses	68.3	16.3	144.3	4.9	233.8
Income (loss) from operations	$(49.4)	$33.4	$415.7	$6.7	$406.4

Depreciation	$29.0	$16.2	$74.0	$5.4	$124.6
Capital expenditures	9.1	18.1	61.6	1.6	90.4

Assets
As of June 30, 2026	$1,354.9	$1,217.4	$3,160.6	$613.4	$6,346.3
As of December 31, 2025	1,303.9	1,158.0	2,907.6	606.6	5,976.1

    A reconciliation from the segment information to the consolidated balances for income from operations is set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment income from operations	$224.2	$272.4	$395.3	$406.4
Impairment charges	—	(6.8)	(2.1)	(7.9)
Loss on sale of business	—	(12.3)	—	(12.3)
Corporate expenses	(38.1)	(47.7)	(89.2)	(95.8)
Amortization of intangibles	(17.1)	(15.7)	(34.0)	(31.0)
Stock compensation expense	(17.1)	(10.3)	(27.4)	(17.4)
Restructuring and business optimization expenses	(11.2)	(15.6)	(21.2)	(28.6)
Consolidated income from operations	$140.7	$164.0	$221.4	$213.4

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

    In 2025, the U.S. government implemented a series of tariffs on goods imported into the United States from various countries, and in many cases these measures resulted in reciprocal tariffs and other actions on goods exported from the United States. These tariffs and related actions are complex, continuously evolving and remain highly volatile as trade negotiations and legal challenges proceed. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. government had relied on to impose certain tariffs, does not authorize the administration to impose such tariffs. Following that decision, on March 4, 2026, the U.S. Court of International Trade (“CIT”) ordered U.S. Customs and Border Protection (“CBP”) to process refunds of tariffs imposed under IEEPA, and on March 27, 2026, the CIT issued an amended order expanding the scope of entries subject to reliquidation. On April 20, 2026, the Consolidated Administration and Processing of Entries system opened for the first phase of refund filings. We have submitted certain refund claims under this initial phase; however, these claims remain subject to CBP review, and we cannot predict the timing, amount or ultimate collectability of any refunds to which we may be entitled. The IEEPA tariffs refund process remains subject to CBP review, and the administration has appealed the CIT's refund order to the U.S. Court of Appeals for the Federal Circuit, contesting both the scope of the refund obligation and the reliquidation of finally liquidated entries for importers who have not filed individual lawsuits. It remains uncertain when, or to what extent, such refunds will ultimately be collected. Following the U.S. Supreme Court’s ruling, the administration has also imposed tariffs under alternative statutory authorities, the validity of which is also subject to legal challenge. As a result, the timing and extent of any refunds, the structure and scope of any new tariffs and the overall tariff framework remain uncertain and could create significant risks for our business. Depending on the countries affected, increases in tariffs have raised, and may continue to raise, the costs of inputs used in manufacturing our products, which in turn has impacted, and may further impact, our cost of goods sold. In addition, higher tariffs may lead to increased after‑tariff sales prices for the products we sell. Additionally, the economic uncertainty caused by the tariffs may result in customers delaying planned purchases of products and services. While impacts of the tariffs may be partially mitigated by the fact that a majority of our sales and manufacturing takes place outside the United States, there can be no guarantee that we will be able to fully offset the impact of existing or future tariffs through pricing, sourcing changes or other measures. Furthermore, retaliatory tariffs imposed by other countries on our exported products could negatively affect our sales and marketplace access in those countries. The economic uncertainty caused by these tariffs and related trade policy developments, together with uncertainty regarding their enforceability, continuation or modification, has adversely impacted, and is expected to continue to adversely impact, our sales.

    We depend on suppliers for components, parts and raw materials for our products, and any failure by our suppliers to provide products as needed, or by us to promptly address supplier issues, will adversely impact our ability to timely and efficiently manufacture and sell products. We cannot predict or control the impact of the conflicts in Ukraine or the Middle East on our business. These conflicts have already driven increased volatility across global energy, logistics and input markets, leading to higher fuel, fertilizer, transportation and input costs, as well as general uncertainty for farmers. In addition, the potential of future natural gas shortages in Europe, as well as predicted overall shortages in other energy sources, could also negatively impact our production and that of our supply chain in the future. There can be no assurance that there will not be future disruptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
RESULTS OF OPERATIONS

Financial Highlights

    The following tables set forth the percentage relationship to net sales of certain items included in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended June 30,
	2026		2025
	$	% of Net Sales(1)	$	% of Net Sales(1)
Net sales	$2,609.7	100.0%	$2,635.0	100.0%
Cost of goods sold	1,963.8	75.3	1,976.4	75.0
Gross profit	645.9	24.7	658.6	25.0
Selling, general and administrative expenses	335.7	12.9	326.4	12.4
Engineering expenses	141.2	5.4	117.8	4.5
Amortization of intangibles	17.1	0.7	15.7	0.6
Impairment charges	—	—	6.8	0.3
Restructuring and business optimization expenses	11.2	0.4	15.6	0.6
Loss on sale of business	—	—	12.3	0.5
Income from operations	140.7	5.4	164.0	6.2
Interest expense, net	17.0	0.7	17.8	0.7
Other expense, net	15.5	0.6	48.9	1.9
Income before income taxes and equity in net earnings of affiliates	108.2	4.1	97.3	3.7
Income tax provision (benefit)	40.4	1.5	(205.5)	(7.8)
Income before equity in net earnings of affiliates	67.8	2.6	302.8	11.5
Equity in net earnings of affiliates	7.0	0.3	11.6	0.4
Net income	74.8	2.9	314.4	11.9
Net loss attributable to noncontrolling interests	2.4	0.1	0.4	—
Net income attributable to AGCO Corporation	$77.2	3.0%	$314.8	11.9%
______________________________
(1)    Rounding may impact summation of amounts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

	Six Months Ended June 30,
	2026		2025
	$	% of Net Sales(1)	$	% of Net Sales(1)
Net sales	$4,952.6	100.0%	$4,685.5	100.0%
Cost of goods sold	3,725.3	75.2	3,506.3	74.8
Gross profit	1,227.3	24.8	1,179.2	25.2
Selling, general and administrative expenses	674.8	13.6	652.2	13.9
Engineering expenses	273.8	5.5	233.8	5.0
Amortization of intangibles	34.0	0.7	31.0	0.7
Impairment charges	2.1	—	7.9	0.2
Restructuring and business optimization expenses	21.2	0.4	28.6	0.6
Loss on sale of business	—	—	12.3	0.3
Income from operations	221.4	4.5	213.4	4.6
Interest expense, net	32.2	0.7	36.3	0.8
Other expense, net	42.0	0.8	81.2	1.7
Income before income taxes and equity in net earnings of affiliates	147.2	3.0	95.9	2.0
Income tax provision (benefit)	45.0	0.9	(203.5)	(4.3)
Income before equity in net earnings of affiliates	102.2	2.1	299.4	6.4
Equity in net earnings of affiliates	25.0	0.5	23.7	0.5
Net income	127.2	2.6	323.1	6.9
Net loss attributable to noncontrolling interests	5.0	0.1	2.2	—
Net income attributable to AGCO Corporation	$132.2	2.7%	$325.3	6.9%
___________________________________
(1)    Rounding may impact summation of amounts.

    Net income attributable to AGCO Corporation for the three months ended June 30, 2026, was $77.2 million, or $1.08 per diluted share, compared to $314.8 million, or $4.22 per diluted share, for the three months ended June 30, 2025. Net income attributable to AGCO Corporation for the six months ended June 30, 2026, was $132.2 million, or $1.84 per diluted share, compared to $325.3 million, or $4.36 per diluted share, for the six months ended June 30, 2025.

    Net sales during the three months ended June 30, 2026 were approximately $2,609.7 million, or 1.0% lower than the three months ended June 30, 2025, primarily due to lower sales volumes in the Europe/Middle East, Latin America and Asia/Pacific/Africa regions, most significantly in tractors and implements, partially offset by higher sales volumes in the North America region, most significantly in high-horsepower tractors and hay tools, and favorable currency translation. Income from operations was $140.7 million for the three months ended June 30, 2026 compared to $164.0 million in the three months ended June 30, 2025. The decrease in income from operations during 2026 was primarily the result of lower sales and production volumes, higher tariff-related costs, selling, general and administrative expenses (“SG&A expenses”) and engineering expenses, partially offset by the benefit of certain IEEPA tariff refunds recognized during the period.

    Net sales during the six months ended June 30, 2026 were approximately $4,952.6 million, or 5.7% higher than the six months ended June 30, 2025, primarily due to higher sales volumes in the North America, Europe/Middle East and Asia/Pacific/Africa regions, most significantly in high-horsepower tractors, and favorable currency translation, partially offset by lower sales volumes in Latin America, most significantly in tractors, implements and combines. Income from operations was $221.4 million for the six months ended June 30, 2026 compared to $213.4 million in the six months ended June 30, 2025. The increase in income from operations during 2026 was primarily the result of higher sales and production volumes, partially offset by higher tariff-related costs, SG&A expenses and engineering expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    We estimate that worldwide average price increases were approximately 2.2% and 0.1% for the three months ended June 30, 2026 and 2025, respectively, and 1.9% and 0.0% for the six months ended June 30, 2026 and 2025, respectively. Consolidated net sales of tractors and combines, which comprised approximately 67.7% and 67.4% of our net sales for the three and six months ended June 30, 2026, respectively, increased (decreased) approximately (1.5)% and 7.7% compared to the same periods in 2025.

    Overall, global production hours increased (decreased) approximately (1.0)% and 6.2% during the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, reflecting our response to end market demand.

Results of Operations

    Gross profit as a percentage of net sales decreased during the three months ended June 30, 2026 compared to the same period in 2025, primarily due to lower production volumes. Gross profit as a percentage of net sales decreased during the six months ended June 30, 2026 compared to the same period in 2025, primarily due to higher manufacturing costs, including increased tariff-related costs.

    SG&A expenses, as a percentage of net sales, were higher during the three months ended June 30, 2026 compared to the same period in 2025 as net sales decreased at a faster rate than SG&A expenses. SG&A expenses, as a percentage of net sales, were lower during the six months ended June 30, 2026 compared to the same period in 2025 as net sales increased at a faster rate than SG&A expenses. The absolute level of SG&A expenses increased during the three and six months ended June 30, 2026 primarily due to foreign currency translation. We recorded $17.1 million and $27.4 million of stock compensation expense within SG&A expenses during the three and six months ended June 30, 2026, respectively, compared to $10.3 million and $17.4 million during the same periods in 2025.

    Engineering expenses, as a percentage of net sales, were higher during the three and six months ended June 30, 2026 compared to the same periods in 2025 as net sales fluctuated at a slower rate than engineering expenses. The absolute value of engineering expenses increased during the three and six months ended June 30, 2026 driven by an increase in product innovation and other technology investments.

    No impairment charges were recorded during the three months ended June 30, 2026, and impairment charges of $2.1 million were recorded during the six months ended June 30, 2026, compared to $6.8 million and $7.9 million recorded during the three and six months ended June 30, 2025, respectively, related to the impairment of certain other assets.

    We recorded restructuring and business optimization expenses of $11.2 million and $21.2 million during the three and six months ended June 30, 2026, respectively, compared to $15.6 million and $28.6 million during the same periods in 2025. The Company announced a restructuring program (the “Program”) in response to increased weakening demand in the agriculture industry in 2024. The Company incurred a substantial portion of the charges by the end of fiscal year 2025. The restructuring expenses recorded during the three and six months ended June 30, 2026 and 2025 primarily related to severance, business optimization and other related costs associated with the Company's Program. Refer to Note 8 of our Condensed Consolidated Financial Statements for further information.

    We recorded a loss on sale of business of $12.3 million during the three and six months ended June 30, 2025 related to the finalization of the preliminary working capital and other adjustments related to the sale of the majority of the Company's Grain & Protein business.

    Interest expense, net was $17.0 million and $32.2 million for the three and six months ended June 30, 2026, respectively, compared to $17.8 million and $36.3 million for the comparable periods in 2025, resulting primarily from a decrease in interest expense related to lower borrowings on the Company's Credit Facility. Refer to “Liquidity and Capital Resources” for further information on our available funding.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    Other expense, net was $15.5 million and $42.0 million for the three and six months ended June 30, 2026, respectively, compared to $48.9 million and $81.2 million for the comparable periods in 2025. The decrease was primarily driven by a decrease in foreign currency exchange losses which were approximately $6.8 million and $12.0 million for the three and six months ended June 30, 2026, compared to $28.6 million and $42.2 million for the comparable periods in 2025. On April 30, 2026, the Company executed an Interests Purchase Agreement and Share Purchase Agreement (collectively the “Agreements”) with wholly owned subsidiaries of Rabobank to sell its 49% equity interests in the joint ventures in the U.S. and Canada, AGCO Finance LLC and AGCO Finance Canada, Ltd. (collectively the “North America AGCO Finance joint ventures”), respectively, for aggregate consideration of approximately $188.4 million. In connection with the Agreements, the Company entered into Financing Framework Agreements with wholly owned subsidiaries of Rabobank, which establish the commercial terms governing the future provision of financing solutions to dealers and farmers for those markets. Approximately $20.0 million of the total consideration, representing the estimated future net earnings associated with the run-off of the North America AGCO Finance portfolios existing as of the transaction date, was recognized in “Other expense, net” during the three and six months ended June 30, 2026. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in “Other expense, net,” were approximately $21.1 million and $39.7 million, for the three and six months ended June 30, 2026, compared to $19.8 million and $38.7 million for the comparable periods in 2025.

    We recorded an income tax provision (benefit) of $40.4 million and $45.0 million for the three and six months ended June 30, 2026, respectively, compared to $(205.5) million and $(203.5) million for the three and six months ended June 30, 2025. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. During the three and six months ended June 30, 2025, the Company’s income tax provision included a net tax benefit of $255.2 million related to a legal entity reorganization.

    Equity in net earnings of affiliates, which is primarily comprised of income from our AGCO Finance joint ventures, was $7.0 million and $25.0 million for the three and six months ended June 30, 2026, respectively, compared to $11.6 million and $23.7 million for the three and six months ended June 30, 2025.

    The Company recorded a net loss attributable to noncontrolling interests of $2.4 million and $5.0 million during the three and six months ended June 30, 2026, respectively, compared to $0.4 million and $2.2 million recorded during the three and six months ended June 30, 2025. The net loss primarily relates to the noncontrolling interests of the PTx Trimble joint venture held by Trimble, which owns a 15% interest in the joint venture.

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

EME

	Three Months Ended June 30, 2026		Change	Six Months Ended June 30, 2026		Change
	2026	2025	$	2026	2025	$
Net sales	$1,732.4	$1,774.9	$(42.5)	$3,333.2	$3,105.4	$227.8
Income from operations	260.2	261.3	(1.1)	519.2	415.7	103.5

    Net sales in EME decreased in the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to sales volume decreases, most significantly in high-horsepower and mid-range tractors, partially offset by favorable foreign currency translation. Income from operations for the three months ended June 30, 2026 was approximately flat compared to the three months ended June 30, 2025, despite lower sales.

    Net sales in EME increased in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to sales volume increases, most significantly in high-horsepower tractors, and favorable foreign currency translation. Income from operations increased $103.5 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 as a result of higher sales and production volumes and favorable product mix.

North America

	Three Months Ended June 30, 2026		Change	Six Months Ended June 30, 2026		Change
	2026	2025	$	2026	2025	$
Net sales	$471.5	$393.9	$77.6	$877.9	$763.4	$114.5
Loss from operations	(24.5)	(25.2)	0.7	(75.5)	(49.4)	(26.1)

    Net sales in North America increased in the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to sales volume increases, most significantly in high-horsepower tractors and hay tools. Loss from operations for the three months ended June 30, 2026 was approximately flat compared to the three months ended June 30, 2025, primarily due to higher tariff-related costs, partially offset by the benefit of certain IEEPA tariff refunds recognized during the period.

    Net sales in North America increased in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to sales volume increases, most significantly in high-horsepower tractors and hay tools. Loss from operations increased $26.1 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to higher tariff-related costs partially offset by higher sales and production volumes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
LATAM

	Three Months Ended June 30, 2026		Change	Six Months Ended June 30, 2026		Change
	2026	2025	$	2026	2025	$
Net sales	$271.3	$330.4	$(59.1)	$483.0	$586.4	$(103.4)
Income (loss) from operations	(21.8)	26.9	(48.7)	(62.7)	33.4	(96.1)

    Net sales decreased in LATAM in the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to sales volume declines, most significantly in tractors, implements and combines, partially offset by favorable foreign currency translation. Income from operations decreased $48.7 million in the three months ended June 30, 2026 compared to the three months ended June 30, 2025, as a result of lower sales and production volumes and higher engineering expenses.

    Net sales decreased in LATAM in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to sales volume declines, most significantly in tractors, implements and combines, and negative pricing impacts, partially offset by favorable foreign currency translation. Income from operations decreased $96.1 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, as a result of lower sales and production volumes, higher engineering expenses and negative pricing impacts.

APA

	Three Months Ended June 30, 2026		Change	Six Months Ended June 30, 2026		Change
	2026	2025	$	2026	2025	$
Net sales	$134.5	$135.8	$(1.3)	$258.5	$230.3	$28.2
Income from operations	10.3	9.4	0.9	14.3	6.7	7.6

    Net sales decreased in APA in the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to sales volume decreases, most significantly in high-horsepower and mid-range tractors, partially offset by favorable foreign currency translation. Despite lower sales, income from operations for the three months ended June 30, 2026 was approximately flat compared to the three months ended June 30, 2025.

    Net sales increased in APA in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to sales volume increases, most significantly in high-horsepower tractors, combines and sprayers, and favorable foreign currency translation. Income from operations increased $7.6 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to higher sales and production volumes.

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

June 30, 2026(1)
Credit facility, expires 2027	$290.0
5.450% Senior notes due 2027	400.0
5.800% Senior notes due 2034	700.0
0.800% Senior notes due 2028	683.9
EIB Senior term loan due 2029	285.0
EIB Senior term loan due 2030	193.8
Senior term loans due between 2026 and 2028	95.2
____________________________________
(1)    The amounts above are gross of debt issuance costs of an aggregate amount of approximately $8.4 million.

    The Company has a credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“Credit Facility”) that matures on December 19, 2027. As of June 30, 2026, the Company had $290.0 million in outstanding borrowings under the revolving credit facility and had the ability to borrow $960.0 million.

    In addition, the Company has an uncommitted revolving credit facility that allows the Company to borrow up to €200.0 million (or approximately $228.0 million as of June 30, 2026). The credit facility expires on December 31, 2026. As of June 30, 2026, the Company had no outstanding borrowings under the revolving credit facility.

    AGCO Finance joint ventures offer both retail financing and wholesale financing to our dealers in the U.S., Canada, Europe, Brazil, Argentina, and Australia. The equity joint ventures are structured with AGCO holding a 49% ownership interest, with the remaining interest owned by a wholly owned subsidiary of Rabobank. The Company continually evaluates opportunities to optimize regulatory capital efficiency and capital deployment, while strengthening its strategic partnership with Rabobank and its commitment to providing competitive financing solutions to farmers and dealers.

    To better align with evolving market dynamics and increasing regulatory and compliance requirements, on April 30, 2026, the Company executed an Interests Purchase Agreement and Share Purchase Agreement (collectively the “Agreements”) with wholly owned subsidiaries of Rabobank to sell its 49% equity interests in the joint ventures in the U.S. and Canada, AGCO Finance LLC and AGCO Finance Canada, Ltd. (collectively the “North America AGCO Finance joint ventures”), respectively, for aggregate consideration of approximately $188.4 million. The consideration consisted of (i) approximately $168.4 million, representing the carrying value of the Company's equity interests in the North America AGCO Finance joint ventures, previously included in “Investments in affiliates” on the Company's Condensed Consolidated Balance Sheets, and (ii) approximately $20.0 million, representing the estimated future net earnings associated with the run-off of the North America AGCO Finance portfolios existing as of the transaction date, which was recognized in “Other expense, net” within the Company's Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2026. The proceeds were used as a source of funding for the Company's most recent share repurchase program executed in the second quarter of 2026. In connection with the Agreements, the Company entered into Financing Framework Agreements with wholly owned subsidiaries of Rabobank, which establish the commercial terms governing the future provision of financing solutions to dealers and farmers for those markets. The Company will continue to evaluate similar agreements in respect of other joint ventures with wholly owned subsidiaries of Rabobank in the future. This structural evolution strengthens the Company’s Farmer‑First strategy, ensures continued access to competitive financing offerings, and allows AGCO and Rabobank and its subsidiaries to more effectively address increasing regulatory and compliance requirements.

    The Company had redeemable noncontrolling interests of $292.4 million as of June 30, 2026 resulting from the PTx Trimble joint venture transaction, which may require the use of cash in certain instances, beginning in 2027.

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

    Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness, excluding short-term borrowings due within one year, and stockholders’ equity, was 39.3% and 35.8% at June 30, 2026 and December 31, 2025, respectively.

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

Balance Sheet Information

(in millions)	As of June 30, 2026	As of December 31, 2025
Current assets(a)	$4,871.6	$4,771.1
Noncurrent assets(b)	1,610.3	1,575.9
Current liabilities(c)	4,467.1	4,155.6
Noncurrent liabilities(d)	4,341.4	4,192.5
____________________________________
(a)    Includes amounts due from non-guarantor subsidiaries of $2,776.9 million and $2,628.9 million as of June 30, 2026 and December 31, 2025, respectively.
(b)    Includes amounts due from non-guarantor subsidiaries of $280.3 million and $108.2 million as of June 30, 2026 and December 31, 2025, respectively.
(c)    Includes amounts due to non-guarantor subsidiaries of $2,445.5 million and $2,557.6 million as of June 30, 2026 and December 31, 2025, respectively.
(d)    Includes amounts due to non-guarantor subsidiaries of $1,861.1 million and $1,556.0 million as of June 30, 2026 and December 31, 2025, respectively.

Statement of Operations Information

(in millions)	Six Months Ended June 30, 2026
Revenues(a)	$3,837.5
Income from operations	285.2
Net loss	(20.6)
Net loss attributable to obligor group	(20.6)
____________________________________
(a)    Includes intercompany revenues generated from non-guarantor subsidiaries of $2,627.3 million.

    The following tables present summarized financial information of AGCO International GmbH, after elimination of intercompany transactions and balances within the Guarantors and equity in the earnings from and investments in any non-guarantor subsidiary.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Balance Sheet Information

(in millions)	As of June 30, 2026	As of December 31, 2025
Current assets(a)	$3,765.9	$3,661.3
Noncurrent assets(b)	541.5	371.8
Current liabilities(c)	3,234.5	3,281.7
Noncurrent liabilities(d)	1,923.3	1,619.0
____________________________________
(a)    Includes amounts due from non-guarantor subsidiaries of $2,420.3 million and $2,329.1 million as of June 30, 2026 and December 31, 2025, respectively.
(b)    Includes amounts due from non-guarantor subsidiaries of $274.7 million and $102.6 million as of June 30, 2026 and December 31, 2025, respectively.
(c)    Includes amounts due to non-guarantor subsidiaries of $2,306.1 million and $2,368.1 million as of June 30, 2026 and December 31, 2025, respectively.
(d)    Includes amounts due to non-guarantor subsidiaries of $1,861.1 million and $1,556.0 million as of June 30, 2026 and December 31, 2025, respectively.

Statement of Operations Information

(in millions)	Six Months Ended June 30, 2026
Revenues(a)	$3,108.7
Income from operations	447.3
Net income	147.7
Net income attributable to obligor group	147.7
____________________________________
(a)    Includes intercompany revenues generated from non-guarantor subsidiaries of $2,458.1 million.

    Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions. The cash received from receivables sold under these accounts receivable sales agreements that remain outstanding as of June 30, 2026 and December 31, 2025 was approximately $1.8 billion and $2.1 billion, respectively.

    In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. The cash received from trade receivables sold under factoring arrangements that remain outstanding as of June 30, 2026 and December 31, 2025 was approximately $257.2 million and $270.5 million, respectively.

    In order to efficiently manage our liquidity, we generally pay vendors in accordance with negotiated terms. To enable vendors to obtain payment in advance of our payment due dates to them, we have established programs in certain markets with financial institutions under which the vendors have the option to be paid by the financial institutions earlier than the payment due dates. Should we not be able to negotiate extended payment terms with our vendors, or should financial institutions no longer be willing to participate in early payment programs with us, we would expect to have sufficient liquidity to timely pay our vendors without any material impact on us or our financial position. As of June 30, 2026 and December 31, 2025, the amount outstanding that remains unpaid to the banks or other intermediaries associated with these programs totaled $41.8 million and $31.7 million, respectively. Refer to Note 6 of our Condensed Consolidated Financial Statements for further discussion.

Cash Flows

    Cash flows used in operating activities were approximately $245.0 million for the first six months of 2026 compared to cash flows provided by operating activities of approximately $153.5 million for the same period in 2025. Cash used in operating activities during the six months ended June 30, 2026 was driven by changes in working capital.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had approximately $1,296.5 million in working capital at June 30, 2026 as compared to $1,467.0 million at December 31, 2025. Inventories as of June 30, 2026 were approximately $3,007.1 million as compared to $2,709.3 million at December 31, 2025. Accounts and notes receivable, net, as of June 30, 2026 were approximately $152.7 million higher than at December 31, 2025 primarily due to timing of sales of accounts receivable under our factoring arrangements. Accounts payable and Accrued expenses as of June 30, 2026 were approximately $118.8 million lower than at December 31, 2025. Borrowings due within one year increased by approximately $429.0 million as of June 30, 2026, primarily due to the reclassification of the $400.0 million 5.450% Senior notes to current liabilities, as the notes mature on March 21, 2027.

    Capital expenditures for the first six months of 2026 were approximately $101.8 million compared to $90.4 million for the same period in 2025.

Share Repurchase Program and Dividends

    On July 9, 2025, the Company's Board of Directors authorized a new share repurchase program authorizing the Company to repurchase up to $1.0 billion of the Company's common stock, which has no expiration date. In May 2026, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase an aggregate of $293.0 million of shares of its common stock. The Company received approximately 1,997,613 shares associated with this transaction as of June 30, 2026. In November 2025, the Company entered into ASR agreements with two financial institutions to repurchase an aggregate of $250.0 million of shares of its common stock. The Company received approximately 1,997,204 shares associated with these transactions as of December 31, 2025. In February 2026, the Company received an additional 333,755 shares upon final settlement of its November 2025 ASR agreements. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets. In conjunction with the Cooperation Agreement entered into with Tractors and Farm Equipment Limited (“TAFE”) in June 2025 (the “Cooperation Agreement”), TAFE agreed to participate on a pro rata basis in the Company’s share repurchase programs as authorized by the Company’s Board of Directors from time to time. Under the Cooperation Agreement, TAFE also retains the right to maintain its existing percentage of beneficial ownership of the Company’s common stock. In February 2026, pursuant to the Cooperation Agreement, the Company committed to repurchase a pro-rata amount of shares from TAFE related to the Company's share repurchase program executed in the fourth quarter of 2025. The Company accounted for this arrangement as a forward share repurchase contract and, as of March 31, 2026, recorded a liability. Settlement occurred in May 2026, resulting in the repurchase of 422,590 shares for approximately $52.1 million. The shares repurchased were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2026, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $439.9 million, which has no expiration date.

    During the three months ended June 30, 2026 and 2025, the Company declared and paid cash dividends of $0.30 and $0.29 per common share, respectively. During the six months ended June 30, 2026 and 2025, the Company declared and paid cash dividends of $0.59 and $0.58 per common share, respectively. On April 23, 2026, the Company's Board of Directors approved an increase in the Company's regular quarterly dividend to $0.30 per share, from $0.29 per share. On July 8, 2026, the Company's Board of Directors declared a regular quarterly dividend of $0.30 per common share to be paid on September 15, 2026, to all stockholders of record as of the close of business on August 14, 2026.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

    We are party to a number of commitments and other financial arrangements, which may include off-balance sheet arrangements. At June 30, 2026, we had outstanding guarantees issued to our Argentine finance joint venture, AGCO Capital, of approximately $81.7 million. In addition, the Company guarantees residual values that may be owed to its finance joint ventures, primarily in the United States and Canada, due upon expiration of certain eligible operating leases between the finance joint ventures and end users. At June 30, 2026, the Company had accrued approximately $12.7 million of outstanding guarantees of residual values related to the United States and Canada. The maximum potential amount of future payments under these guarantees is approximately $235.7 million.

    We sell certain accounts receivable under factoring arrangements to our finance joint ventures and to financial institutions around the world. We account for the sale of such receivables as off balance sheet transactions. Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. As of June 30, 2026 and December 31, 2025, these finance joint ventures had approximately $112.2 million and $107.5 million, respectively, of outstanding accounts receivable associated with these arrangements. The total finance portfolio in our finance joint ventures was approximately $15.1 billion and $15.1 billion as of June 30, 2026 and December 31, 2025, respectively. The total finance portfolio as of June 30, 2026 and December 31, 2025 included approximately $12.8 billion and $12.7 billion, respectively, of retail receivables and $2.3 billion and $2.4 billion, respectively, of wholesale receivables from AGCO dealers.

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

OUTLOOK

    Global industry demand for farm equipment, driven by farm income, is expected to be relatively flat during 2026 in most major markets compared to 2025. Our net sales are expected to modestly increase in 2026 compared to 2025, resulting from positive pricing, favorable currency translation and sales mix. Operating margins will reflect the impact of modestly higher net sales, positive pricing, relatively flat to lower production volumes and continued cost controls, partially offset by tariff headwinds.

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

    In 2025, the U.S. government implemented a series of tariffs on goods imported into the United States from various countries, and in many cases these measures resulted in reciprocal tariffs and other actions on goods exported from the United States. These tariffs and related actions are complex, continuously evolving and remain highly volatile as trade negotiations and legal challenges proceed. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. government had relied on to impose certain tariffs, does not authorize the administration to impose such tariffs. Following that decision, on March 4, 2026, the U.S. Court of International Trade (“CIT”) ordered U.S. Customs and Border Protection (“CBP”) to process refunds of tariffs imposed under IEEPA, and on March 27, 2026, the CIT issued an amended order expanding the scope of entries subject to reliquidation. On April 20, 2026, the Consolidated Administration and Processing of Entries system opened for the first phase of refund filings. We have submitted certain refund claims under this initial phase; however, these claims remain subject to CBP review, and we cannot predict the timing, amount or ultimate collectability of any refunds to which we may be entitled. The IEEPA tariffs refund process remains subject to CBP review, and the administration has appealed the CIT's refund order to the U.S. Court of Appeals for the Federal Circuit, contesting both the scope of the refund obligation and the reliquidation of finally liquidated entries for importers who have not filed individual lawsuits. It remains uncertain when, or to what extent, such refunds will ultimately be collected. Following the U.S. Supreme Court’s ruling, the administration has also imposed tariffs under alternative statutory authorities, the validity of which is also subject to legal challenge. As a result, the timing and extent of any refunds, the structure and scope of any new tariffs and the overall tariff framework remain uncertain and could create significant risks for our business. Depending on the countries affected, increases in tariffs have raised, and may continue to raise, the costs of inputs used in manufacturing our products, which in turn has impacted, and may further impact, our cost of goods sold. In addition, higher tariffs may lead to increased after‑tariff sales prices for the products we sell. Additionally, the economic uncertainty caused by the tariffs may result in customers delaying planned purchases of products and services. While impacts of the tariffs may be partially mitigated by the fact that a majority of our sales and manufacturing takes place outside the United States, there can be no guarantee that we will be able to fully offset the impact of existing or future tariffs through pricing, sourcing changes or other measures. Furthermore, retaliatory tariffs imposed by other countries on our exported products could negatively affect our sales and marketplace access in those countries. The economic uncertainty caused by these tariffs and related trade policy developments, together with uncertainty regarding their enforceability, continuation or modification, has adversely impacted, and is expected to continue to adversely impact, our sales.

    We depend on suppliers for components, parts and raw materials for our products, and any failure by our suppliers to provide products as needed, or by us to promptly address supplier issues, will adversely impact our ability to timely and efficiently manufacture and sell products. We cannot predict or control the impact of the conflicts in Ukraine or the Middle East on our business. These conflicts have already driven increased volatility across global energy, logistics and input markets, leading to higher fuel, fertilizer, transportation and input costs, as well as general uncertainty for farmers. In addition, the potential of future natural gas shortages in Europe, as well as predicted overall shortages in other energy sources, could also negatively impact our production and that of our supply chain in the future. There can be no assurance that there will not be future disruptions.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk Management

    For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025. As of the second quarter of 2026, there have been no material changes in our exposure to market risks.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2026, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended June 30, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

    The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(2)
April 1, 2026 through April 30, 2026	—	$—	—	$785.0
May 1, 2026 through May 31, 2026(1)	2,420,203	118.38	2,420,203	439.9
June 1, 2026 through June 30, 2026	—	—	—	439.9
Total	2,420,203	$118.38	2,420,203	$439.9
___________________________________
(1)    In May 2026, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase an aggregate of $293.0 million of shares of its common stock. The ASR agreement resulted in the initial delivery of approximately 1,997,613 shares of our common stock, representing approximately 80% of the shares to be purchased in connection with the transaction. The average price paid per share related to the ASR agreement reflected in the table above was $117.34, derived using the fair market value of the shares on the date the initial 1,997,613 shares were delivered. The amount that may yet be purchased under our share repurchase programs, as presented in the above table, was reduced by the entire $293.0 million payment related to the ASR agreement. In conjunction with the Cooperation Agreement entered into with Tractors and Farm Equipment Limited (“TAFE”) in June 2025 (the “Cooperation Agreement”), TAFE agreed to participate on a pro rata basis in the Company’s share repurchase programs as authorized by the Company’s Board of Directors from time to time. In February 2026, pursuant to the Cooperation Agreement, the Company committed to repurchase a pro-rata amount of shares from TAFE related to the Company's share repurchase program executed in the fourth quarter of 2025. Settlement occurred in May 2026, resulting in the repurchase of 422,590 shares for approximately $52.1 million. The average price paid per share related to the TAFE repurchase activity reflected in the table above was $123.2763. Refer to Note 10 of our Condensed Consolidated Financial Statements contained in Item 1, “Financial Statements” for further discussion of this matter.
(2)    The remaining authorized amount to be repurchased is $439.9 million, which has no expiration date.

ITEM 5.    OTHER INFORMATION

    During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6.    EXHIBITS
(Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*). The Company is not filing, under Item 4, instruments defining the rights of holders of long-term debt where the debt does not exceed 10% of the Company’s total assets. The Company agrees to furnish copies of those instruments to the Commission upon request.)

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation
3.1	Amended and Restated By-laws	July 10, 2026, Form 8-K, Exhibit 3.1
22.1	List of Subsidiary Guarantors	Filed herewith
31.1	Certification of Eric P. Hansotia	Filed herewith
31.2	Certification of Damon Audia	Filed herewith
32.1	Certification of Eric P. Hansotia and Damon Audia	Furnished herewith
101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, are formatted in Inline XBRL:
(i) Condensed Consolidated Balance Sheets;
(ii) Condensed Consolidated Statements of Operations;
(iii) Condensed Consolidated Statements of Comprehensive Income;
(iv) Condensed Consolidated Statements of Cash Flows; and
(v) Notes to Condensed Consolidated Financial Statements
Filed herewith
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted in Inline XBRL	Filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO Corporation

Date:	July 30, 2026	By:	/s/ Damon Audia
Damon Audia Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Indira Agarwal
Indira Agarwal Vice President, Chief Accounting Officer (Principal Accounting Officer)