Form 10-Q
period 2026-09-30
AGCO CORP /DE
filed 2026-10-29
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 26, 2026, there were 68,950,835 shares of the registrant’s common stock, par value of $0.01 per share, outstanding.

AGCO CORPORATION

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AGCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$415.1	$861.8
Accounts and notes receivable, net	1,231.1	1,079.4
Inventories, net	3,005.0	2,709.3
Other current assets	540.8	545.6
Total current assets	5,192.0	5,196.1
Property, plant and equipment, net	1,931.0	1,996.2
Right-of-use lease assets	157.3	167.3
Investments in affiliates	497.3	609.9
Deferred tax assets	1,001.9	905.5
Other assets	458.5	481.0
Intangible assets, net	627.3	673.0
Goodwill	1,881.1	1,898.8
Total assets	$11,746.4	$11,927.8
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings due within one year	$536.1	$117.7
Accounts payable	1,018.5	951.0
Accrued expenses	2,266.4	2,538.7
Other current liabilities	120.0	121.7
Total current liabilities	3,941.0	3,729.1
Long-term debt, less current portion and debt issuance costs	2,140.7	2,323.1
Operating lease liabilities	128.0	122.1
Pension and postretirement health care benefits	166.8	169.2
Deferred tax liabilities	123.6	126.5
Other noncurrent liabilities	890.7	885.1
Total liabilities	7,390.8	7,355.1
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	290.4	299.2
Stockholders’ Equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2026 and 2025	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 68,950,520 and 72,629,310 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	0.7	0.7
Additional paid-in capital	1.3	0.5
Retained earnings	5,790.3	6,047.2
Accumulated other comprehensive loss	(1,727.1)	(1,774.9)
Total stockholders’ equity	4,065.2	4,273.5
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$11,746.4	$11,927.8
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended September 30,
	2026	2025
Net sales	$2,262.5	$2,476.3
Cost of goods sold	1,697.1	1,829.8
Gross profit	565.4	646.5
Operating expenses:
Selling, general and administrative expenses	303.8	340.8
Engineering expenses	121.9	123.0
Amortization of intangibles	17.1	23.0
Impairment charges	—	(0.6)
Restructuring and business optimization expenses	6.5	8.7
Income from operations	116.1	151.6
Interest expense, net	14.7	15.5
Other expense (income), net	33.3	(208.4)
Income before income taxes and equity in net earnings of affiliates	68.1	344.5
Income tax provision	25.2	48.8
Income before equity in net earnings of affiliates	42.9	295.7
Equity in net earnings of affiliates	7.1	7.0
Net income	50.0	302.7
Net loss attributable to noncontrolling interests	1.7	3.0
Net income attributable to AGCO Corporation	$51.7	$305.7
Net income per common share attributable to AGCO Corporation:
Basic	$0.75	$4.10
Diluted	$0.75	$4.09
Cash dividends declared and paid per common share	$0.30	$0.29
Weighted average number of common and common equivalent shares outstanding:
Basic	69.4	74.6
Diluted	69.5	74.7
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Nine Months Ended September 30,
	2026	2025
Net sales	$7,215.1	$7,161.8
Cost of goods sold	5,422.4	5,336.1
Gross profit	1,792.7	1,825.7
Operating expenses:
Selling, general and administrative expenses	978.6	993.0
Engineering expenses	395.7	356.8
Amortization of intangibles	51.1	54.0
Impairment charges	2.1	7.3
Restructuring and business optimization expenses	27.7	37.3
Loss on sale of business	—	12.3
Income from operations	337.5	365.0
Interest expense, net	46.9	51.8
Other expense (income), net	75.3	(127.2)
Income before income taxes and equity in net earnings of affiliates	215.3	440.4
Income tax provision (benefit)	70.2	(154.7)
Income before equity in net earnings of affiliates	145.1	595.1
Equity in net earnings of affiliates	32.1	30.7
Net income	177.2	625.8
Net loss attributable to noncontrolling interests	6.7	5.2
Net income attributable to AGCO Corporation	$183.9	$631.0
Net income per common share attributable to AGCO Corporation:
Basic	$2.59	$8.46
Diluted	$2.59	$8.45
Cash dividends declared and paid per common share	$0.89	$0.87
Weighted average number of common and common equivalent shares outstanding:
Basic	71.0	74.6
Diluted	71.1	74.7
See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in millions)

	Three Months Ended September 30,
	2026	2025
Net income	$50.0	$302.7
Other comprehensive income (loss):
Foreign currency translation adjustments	1.3	34.0
Defined pension and postretirement benefit plans, net of tax	2.1	2.1
Deferred gains and losses on derivatives, net of tax	1.1	(3.9)
Other comprehensive income	4.5	32.2
Comprehensive income	54.5	334.9
Comprehensive loss attributable to noncontrolling interests	2.0	3.0
Comprehensive income attributable to AGCO Corporation	$56.5	$337.9

	Nine Months Ended September 30,
	2026	2025
Net income	$177.2	$625.8
Other comprehensive income (loss):
Foreign currency translation adjustments	41.3	174.4
Defined pension and postretirement benefit plans, net of tax	5.9	6.0
Deferred gains and losses on derivatives, net of tax	(1.5)	(3.7)
Other comprehensive income	45.7	176.7
Comprehensive income	222.9	802.5
Comprehensive loss (income) attributable to noncontrolling interests	8.8	(1.2)
Comprehensive income attributable to AGCO Corporation	$231.7	$801.3

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$177.2	$625.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	198.9	187.3
Amortization of intangibles	51.1	54.0
Stock compensation expense	34.6	25.0
Impairment charges	2.1	7.3
Loss on sale of business	—	12.3
Gain on sale of investment in affiliate	—	(251.9)
Equity in net earnings of affiliates, net of cash received	(32.1)	(30.0)
Deferred income tax benefit	(96.5)	(348.8)
Other	3.5	23.4
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(181.3)	81.1
Inventories, net	(302.4)	(113.4)
Other current and noncurrent assets	19.7	(29.2)
Accounts payable	103.1	98.6
Accrued expenses	(225.3)	(241.4)
Other current and noncurrent liabilities	29.0	124.4
Total adjustments	(395.6)	(401.3)
Net cash provided by (used in) operating activities	(218.4)	224.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(162.2)	(159.3)
Proceeds from sale of property, plant and equipment	0.3	1.7
Proceeds from sale of business	—	(12.3)
Investments in unconsolidated affiliates	(35.0)	(1.2)
Proceeds from sale of investments in unconsolidated affiliates	188.4	260.0
Other	(15.7)	(7.7)
Net cash provided by (used in) investing activities	(24.2)	81.2
Cash flows from financing activities:
Proceeds from indebtedness	344.6	481.6
Repayments of indebtedness	(69.1)	(458.0)
Purchases and retirement of common stock	(403.7)	—
Payment of dividends to stockholders	(62.7)	(64.9)
Payment of minimum tax withholdings on stock compensation	(7.7)	(11.4)
Net cash used in financing activities	(198.6)	(52.7)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(5.5)	18.4
Increase (decrease) in cash, cash equivalents and restricted cash	(446.7)	271.4
Cash, cash equivalents and restricted cash, beginning of period	861.8	612.7
Cash, cash equivalents and restricted cash, end of period	$415.1	$884.1
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

    The Company has a wholly-owned subsidiary in Turkey that distributes agricultural equipment and replacement parts. On the basis of available data related to inflation indices and as a result of the devaluation of the Turkish lira relative to the United States dollar, the Turkish economy was determined to be highly inflationary during 2022. A highly inflationary economy is one where the cumulative inflation rate for the three years preceding the beginning of the reporting period, including interim reporting periods, is in excess of 100 percent. For subsidiaries operating in highly inflationary economies, the United States dollar is the functional currency. Remeasurement adjustments for financial statements in highly inflationary economies and other transactional exchange gains and losses are reported in “Other expense (income), net” within the Company's Condensed Consolidated Statements of Operations. For the nine months ended and as of September 30, 2026, the Company's wholly-owned subsidiary in Turkey had net sales of approximately $104.9 million and total assets of approximately 5.3 billion Turkish lira (or approximately $108.3 million). The monetary assets and liabilities denominated in the Turkish lira were approximately 3.7 billion Turkish lira (or approximately $74.9 million) and approximately 1.6 billion Turkish lira (or approximately $32.5 million), respectively, as of September 30, 2026. The monetary assets and liabilities were remeasured into United States dollars based on exchange rates as of September 30, 2026.

    The Company has a wholly-owned subsidiary in Argentina that assembles and distributes agricultural equipment and replacement parts. In recent years, the Argentine government has substantially limited the ability of companies to transfer funds out of Argentina. Argentina's economy was determined to be highly inflationary during 2018. For the nine months ended and as of September 30, 2026, the Company's wholly-owned subsidiary in Argentina had net sales of approximately $119.1 million and total assets of approximately 309.4 billion pesos (or approximately $204.2 million). The monetary assets of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 73.9 billion pesos (or approximately $48.8 million), inclusive of approximately 7.1 billion pesos (or approximately $4.7 million) in cash and cash equivalents, as of September 30, 2026. The monetary liabilities of the Company's operations in Argentina denominated in pesos at the official government rate were approximately 17.6 billion pesos (or approximately $11.6 million) as of September 30, 2026. The monetary assets and liabilities were remeasured into United States dollars based on exchange rates as of September 30, 2026. The Company's finance joint venture in Argentina, AGCO Capital Argentina S.A. (“AGCO Capital”), had net monetary assets denominated in pesos at the official government rate of approximately 9.7 billion pesos (or approximately $6.4 million) as of September 30, 2026. All gains and losses resulting from AGCO Capital's remeasurement of its monetary assets and liabilities are reported in “Equity in net earnings of affiliates” within the Company's Condensed Consolidated Statements of Operations.

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

2.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

    The Company’s finance joint ventures provide retail financing and wholesale financing to its dealers. The terms of the financing arrangements offered to the Company’s dealers are similar to arrangements the finance joint ventures provide to unaffiliated third parties. In addition, the Company transfers, on an ongoing basis, a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies. AGCO has a 49% interest in those finance equity joint ventures. To better align with evolving market dynamics and increasing regulatory and compliance requirements, on April 30, 2026, the Company executed an Interests Purchase Agreement and Share Purchase Agreement (collectively the “Agreements”) with wholly owned subsidiaries of Rabobank to sell its 49% equity interests in the joint ventures in the U.S. and Canada, AGCO Finance LLC and AGCO Finance Canada, Ltd. (collectively the “North America AGCO Finance joint ventures”), respectively, for aggregate consideration of approximately $188.4 million. The consideration consisted of (i) approximately $168.4 million, representing the carrying value of the Company's equity interests in the North America AGCO Finance joint ventures, previously included in “Investments in affiliates” on the Company's Condensed Consolidated Balance Sheets, and (ii) approximately $20.0 million, representing the estimated future net earnings associated with the run-off of the North America AGCO Finance portfolios existing as of the transaction date, which was recognized in “Other expense (income), net” within the Company's Condensed Consolidated Statements of Operations during the nine months ended September 30, 2026.

    The Company has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. The cash received from receivables sold under these accounts receivable sales agreements that remain outstanding as of September 30, 2026 and December 31, 2025 was approximately $1.7 billion and $2.1 billion, respectively.

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

    In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The cash received from trade receivables sold under factoring arrangements that remain outstanding as of September 30, 2026 and December 31, 2025 was approximately $239.2 million and $270.5 million, respectively. Under these arrangements, the Company is required to continue to service the sold receivables at market rates. The Company does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements and determined that receivables sold under these agreements should be accounted for as off-balance sheet transactions.

    Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense (income), net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $20.5 million and $60.2 million during the three and the nine months ended September 30, 2026, respectively. Losses on sales of receivables associated with the accounts receivable sales agreements discussed above, reflected within “Other expense (income), net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $21.9 million and $60.6 million during the three and the nine months ended September 30, 2025, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The Company’s finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to the Company’s dealers. As of September 30, 2026 and December 31, 2025, these finance joint ventures had approximately $139.4 million and $107.5 million, respectively, of outstanding accounts receivable associated with these arrangements.

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

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill during the nine months ended September 30, 2026 are summarized as follows (in millions):

	North America	Latin America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Balance as of December 31, 2025	$744.3	$102.5	$1,031.6	$20.4	$1,898.8
Foreign currency translation	(1.1)	4.0	(20.6)	—	(17.7)
Balance as of September 30, 2026	$743.2	$106.5	$1,011.0	$20.4	$1,881.1

    Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1st each year.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Changes in the carrying amount of acquired intangible assets during the nine months ended September 30, 2026 are summarized as follows (in millions):

Gross carrying amounts:	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Other	Total
Balance as of December 31, 2025	$75.6	$191.2	$621.0	$51.2	$939.0
Acquisition	—	—	8.8	—	8.8
Foreign currency translation	(0.3)	(1.7)	(4.9)	0.3	(6.6)
Balance as of September 30, 2026	$75.3	$189.5	$624.9	$51.5	$941.2

Accumulated amortization:	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Other	Total
Balance as of December 31, 2025	$50.5	$126.9	$156.2	$20.2	$353.8
Amortization expense	3.1	5.4	38.7	3.9	51.1
Foreign currency translation	(0.3)	(1.3)	(2.8)	0.1	(4.3)
Balance as of September 30, 2026	$53.3	$131.0	$192.1	$24.2	$400.6

Indefinite-lived intangible assets:	Trademarks and Trade Names
Balance as of December 31, 2025	$87.8
Foreign currency translation	(1.1)
Balance as of September 30, 2026	$86.7

    The Company amortizes certain acquired identifiable intangible assets primarily on a straight-line basis over their estimated useful lives, which range from three to 50 years.

4.    INVENTORIES

    Inventories, net at September 30, 2026 and December 31, 2025, were as follows (in millions):

	September 30, 2026	December 31, 2025
Finished goods	$1,263.6	$1,070.6
Repair and replacement parts	795.4	824.6
Work in process	275.9	181.9
Raw materials	670.1	632.2
Inventories, net	$3,005.0	$2,709.3

    At September 30, 2026 and December 31, 2025, the Company had recorded $303.8 million and $271.9 million, respectively, as a reserve for surplus and obsolete inventories. These reserves are reflected within “Inventories, net” within the Company's Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

5.    PRODUCT WARRANTY

    The warranty reserve activity for the three and nine months ended September 30, 2026 and 2025, including deferred revenue associated with the Company's extended warranties that have been sold, was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$798.8	$801.0	$814.3	$743.0
Accruals for warranties issued	99.2	119.4	311.7	299.5
Settlements made and deferred revenue recognized	(105.7)	(111.1)	(321.8)	(307.2)
Foreign currency translation	(0.4)	1.1	(12.3)	75.1
Balance at September 30	$791.9	$810.4	$791.9	$810.4

    The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. The Company's extended warranty period for the majority of products ranges from three to five years. Revenue is recognized for the extended warranty contracts on a straight-line basis, which the Company believes approximates the cost expected to be incurred in satisfying the obligations, over the extended warranty period. Approximately $596.4 million, $626.6 million and $623.8 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2026, December 31, 2025 and September 30, 2025, respectively. Approximately $195.5 million, $187.7 million and $186.6 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2026, December 31, 2025 and September 30, 2025, respectively.

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

6.    SUPPLIER FINANCE PROGRAMS

    The Company has supplier financing arrangements with certain banks or other intermediaries whereby a bank or intermediary purchases receivables held by the Company’s suppliers. Under the program, suppliers have the option to be paid by the bank or intermediary earlier than the payment due date. When the supplier receives an early payment, they receive a discounted amount, and the Company pays the bank or intermediary the face amount of the invoice on the payment due date. The Company does not reimburse suppliers for any costs incurred for participation in the program. The Company and its suppliers agree on the contractual terms, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the supplier finance programs. The suppliers’ voluntary inclusion in the supplier financing programs has no bearing on the Company’s payment terms. The Company has no economic interest in a supplier’s decision to participate in the programs, and the Company has no direct financial relationship with the banks or other intermediaries as it relates to the supplier finance programs. As of September 30, 2026, payment terms with the majority of the Company’s suppliers are 30 to 180 days, which correspond to the contractual terms, with rates that are based on market rates (such as SOFR) plus a credit spread. There are no assets pledged as security under the programs. As of September 30, 2026 and December 31, 2025, the amounts outstanding that remain unpaid to the banks or other intermediaries totaled $52.1 million and $31.7 million, respectively, and are reflected in “Accounts payable” in the Company’s Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

7.    INDEBTEDNESS

    Long-term debt consisted of the following at September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026	December 31, 2025
Credit Facility, expires 2027	$254.4	$—
5.450% Senior notes due 2027	400.0	400.0
5.800% Senior notes due 2034	700.0	700.0
0.800% Senior notes due 2028	681.4	703.8
EIB Senior term loan due 2029	283.9	293.3
EIB Senior term loan due 2030	193.1	199.4
Senior term loans due between 2026 and 2028	94.8	97.9
Debt issuance costs	(7.7)	(9.7)
	2,599.9	2,384.7

Less:
Senior term loans due 2026	(59.7)	(61.6)
5.450% Senior notes due 2027, net of debt issuance costs	(399.5)	—
Total long-term indebtedness	$2,140.7	$2,323.1

Credit Facility

    The Company has a credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“Credit Facility”) that matures on December 19, 2027. As of September 30, 2026, the Company had $254.4 million in outstanding borrowings under the revolving credit facility and had the ability to borrow $995.6 million.

Uncommitted Credit Facility

    The Company has an uncommitted revolving credit facility that allows the Company to borrow up to €200.0 million (or approximately $227.1 million as of September 30, 2026). The credit facility expires on December 31, 2026. As of September 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the revolving credit facility.

Senior Term Loans due between 2026 and 2028

    In October 2026, the Company repaid €52.5 million (or approximately $58.9 million) upon maturity of the Senior term loans due 2026.

Other Short-Term Borrowings

    As of September 30, 2026 and December 31, 2025, the Company had short-term borrowings due within one year, excluding the current portion of long-term debt, of approximately $76.9 million and $56.1 million, respectively.

Standby Letters of Credit and Similar Instruments

    The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At September 30, 2026 and December 31, 2025, outstanding letters of credit totaled approximately $12.5 million and $14.0 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

8.    RESTRUCTURING AND BUSINESS OPTIMIZATION EXPENSES

Restructuring Expenses

    The Company announced a restructuring program (the “Program”) in response to increased weakening demand in the agriculture industry in 2024. The Company incurred a substantial portion of the charges by the end of fiscal year 2025.

    Restructuring expenses activity, which relates to severance and other related costs, during the three and nine months ended September 30, 2026, is summarized as follows (in millions):

Balance as of December 31, 2025	$82.8
First quarter 2026 provision, net of reversals	7.5
First quarter 2026 cash activity	(32.3)
Foreign currency translation	(0.9)
Balance as of March 31, 2026	$57.1
Second quarter 2026 provision, net of reversals	9.8
Second quarter 2026 cash activity	(21.1)
Foreign currency translation	(0.5)
Balance as of June 30, 2026	$45.3
Third quarter 2026 provision, net of reversals	4.6
Third quarter 2026 cash activity	(16.7)
Foreign currency translation	0.1
Balance as of September 30, 2026	$33.3

    Approximately $11.1 million and $56.9 million of restructuring expenses are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively. Approximately $22.2 million and $25.9 million of restructuring expenses are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively.

Business Optimization Expenses

    Business optimization expenses primarily relate to professional services costs incurred as part of the restructuring program aimed at reducing structural costs, enhancing global efficiencies by changing the Company’s operating model for certain corporate and back-office functions. During the three months ended September 30, 2026 and 2025, the Company recognized approximately $1.9 million and $4.5 million, respectively, of business optimization expenses. During the nine months ended September 30, 2026 and 2025, the Company recognized approximately $5.8 million and $31.4 million, respectively, of business optimization expenses.

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

    The Company designates certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The total notional value of derivatives that were designated as cash flow hedges was approximately $412.3 million and $210.8 million as of September 30, 2026 and December 31, 2025, respectively.

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended September 30, 2026 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated derivative net gains as of June 30, 2026	$1.0	$0.4	$0.6
Net changes in fair value of derivatives:
Foreign currency contracts(1)	(2.5)	(0.4)	(2.1)
Total	(2.5)	(0.4)	(2.1)
Net losses (gains) reclassified from accumulated other comprehensive loss into income:
Foreign currency contracts(1)	4.2	0.8	3.4
Treasury rate locks	(0.2)	—	(0.2)
Total	4.0	0.8	3.2
Accumulated derivative net gains as of September 30, 2026	$2.5	$0.8	$1.7
____________________________________
(1)    The outstanding contracts as of September 30, 2026 range in maturity through December 2027.

    As of September 30, 2026, approximately $0.6 million of realized derivative net losses, before taxes, remain in accumulated other comprehensive loss related to foreign currency contracts associated with inventory that had not yet been sold.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended September 30, 2025 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated derivative net gains as of June 30, 2025	$11.5	$2.4	$9.1
Net changes in fair value of derivatives:
Foreign currency contracts	(1.4)	(0.2)	(1.2)
Total	(1.4)	(0.2)	(1.2)
Net gains reclassified from accumulated other comprehensive loss into income:
Foreign currency contracts	(3.2)	(0.6)	(2.6)
Treasury rate locks	(0.2)	(0.1)	(0.1)
Total	(3.4)	(0.7)	(2.7)
Accumulated derivative net gains as of September 30, 2025	$6.7	$1.5	$5.2

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the nine months ended September 30, 2026 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated derivative net gains as of December 31, 2025	$4.6	$1.4	$3.2
Net changes in fair value of derivatives:
Foreign currency contracts(1)	(10.8)	(2.3)	(8.5)
Total	(10.8)	(2.3)	(8.5)
Net losses (gains) reclassified from accumulated other comprehensive loss into income:
Foreign currency contracts(1)	9.3	1.8	7.5
Treasury rate locks	(0.6)	(0.1)	(0.5)
Total	8.7	1.7	7.0
Accumulated derivative net gains as of September 30, 2026	$2.5	$0.8	$1.7
____________________________________
(1)    The outstanding contracts as of September 30, 2026 range in maturity through December 2027.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the nine months ended September 30, 2025 (in millions):

	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
Accumulated derivative net gains as of December 31, 2024	$11.7	$2.8	$8.9
Net changes in fair value of derivatives:
Foreign currency contracts	2.5	0.6	1.9
Total	2.5	0.6	1.9
Net gains reclassified from accumulated other comprehensive loss into income:
Foreign currency contracts	(6.9)	(1.7)	(5.2)
Treasury rate locks	(0.6)	(0.2)	(0.4)
Total	(7.5)	(1.9)	(5.6)
Accumulated derivative net gains as of September 30, 2025	$6.7	$1.5	$5.2

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

    On November 4, 2024, the Company entered into $600.0 million cross currency swap contracts comprising a $200.0 million tranche with a three-year tenor, $200.0 million tranche with a five-year tenor and $200.0 million tranche with a seven-year tenor as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. The cross currency swap contracts have expiration dates of November 6, 2027, November 6, 2029 and November 6, 2031, respectively. At maturity of the cross currency swap contracts, the Company is expected to deliver the notional amounts of approximately €385.5 million (or approximately $437.8 million as of September 30, 2026) and Fr.155.5 million (or approximately $186.4 million as of September 30, 2026) and receive $600.0 million from the counterparties. The Company receives quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swap contracts.

    The following table summarizes the notional values of the instrument designated as a net investment hedge (in millions):

	Notional Amount as of
	September 30, 2026	December 31, 2025
Cross currency swap contracts	$600.0	$600.0

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table summarizes the changes in the fair value of the cross currency swap contracts designated as a net investment hedge during the three and nine months ended September 30, 2026 and 2025 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income for the Three Months Ended			Gain (Loss) Recognized in Other Comprehensive Income for the Nine Months Ended
	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount	Before-Tax Amount	Income Tax Expense (Benefit)	After-Tax Amount
September 30, 2026	$3.9	$1.0	$2.9	$10.1	$2.6	$7.5
September 30, 2025	0.7	0.2	0.5	(58.6)	(15.1)	(43.5)

Derivative Transactions Not Designated as Hedging Instruments

    The Company enters into foreign currency contracts to economically hedge a portion of its receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts are classified as non-designated derivative instruments. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged and are immediately recognized into earnings. As of September 30, 2026 and December 31, 2025, the Company had outstanding foreign currency contracts with a notional amount of approximately $1,958.0 million and $2,865.7 million, respectively.

    The following table summarizes the results on net income of derivatives not designated as hedging instruments (in millions):

		Gain (Loss) Recognized in Net Income for the Three Months Ended		Gain (Loss) Recognized in Net Income for the Nine Months Ended
	Classification of Gain (Loss)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Foreign currency contracts	Other expense (income), net	$(2.8)	$(11.6)	$(38.2)	$32.3

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The table below sets forth the fair value of derivative instruments as of September 30, 2026 (in millions):

	Asset Derivatives as of September 30, 2026		Liability Derivatives as of September 30, 2026
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$2.5	Other current liabilities	$5.6
Cross currency swap contracts	Other noncurrent assets	—	Other noncurrent liabilities	27.1
Derivative instruments not designated as hedging instruments:
Foreign currency contracts(1)	Other current assets	6.7	Other current liabilities	6.6
Total derivative instruments		$9.2		$39.3
____________________________________
(1)    The outstanding contracts as of September 30, 2026 range in maturity through November 2026.

    The table below sets forth the fair value of derivative instruments as of December 31, 2025 (in millions):

	Asset Derivatives as of December 31, 2025		Liability Derivatives as of December 31, 2025
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.8	Other current liabilities	$2.5
Cross currency swap contracts	Other noncurrent assets	—	Other noncurrent liabilities	37.2
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	19.4	Other current liabilities	8.7
Total derivative instruments		$20.2		$48.4

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

10.    STOCKHOLDERS’ EQUITY

    The following tables set forth changes in redeemable noncontrolling interests and stockholders’ equity attributed to AGCO Corporation for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, June 30, 2026	$292.4	$0.7	$10.9	$5,800.9	$(1,731.9)	$4,080.6
Stock compensation and employee stock purchase plans	—	—	6.6	—	—	6.6
Comprehensive income:						—
Net income (loss)	(1.7)	—	—	51.7	—	51.7
Other comprehensive income (loss):						—
Foreign currency translation adjustments	(0.3)	—	—	—	1.6	1.6
Defined pension and postretirement benefit plans, net of tax	—	—	—	—	2.1	2.1
Deferred gains and losses on derivatives, net of tax	—	—	—	—	1.1	1.1
Payment of dividends to stockholders	—	—	—	(20.7)	—	(20.7)
Purchases and retirement of common stock	—	—	(16.2)	(41.6)	—	(57.8)
Balance, September 30, 2026	$290.4	$0.7	$1.3	$5,790.3	$(1,727.1)	$4,065.2

	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2025	$299.2	$0.7	$0.5	$6,047.2	$(1,774.9)	$4,273.5
Stock compensation and employee stock purchase plans	—	—	28.4	—	—	28.4
Comprehensive income:
Net income (loss)	(6.7)	—	—	183.9	—	183.9
Other comprehensive income (loss):
Foreign currency translation adjustments	(2.1)	—	—	—	43.4	43.4
Defined pension and postretirement benefit plans, net of tax	—	—	—	—	5.9	5.9
Deferred gains and losses on derivatives, net of tax	—	—	—	—	(1.5)	(1.5)
Payment of dividends to stockholders	—	—	—	(62.7)	—	(62.7)
Purchases and retirement of common stock	—	—	(27.6)	(378.1)	—	(405.7)
Balance, September 30, 2026	$290.4	$0.7	$1.3	$5,790.3	$(1,727.1)	$4,065.2

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, June 30, 2025	$304.3	$0.7	$10.0	$5,922.6	$(1,764.8)	$4,168.5
Stock compensation and employee stock purchase plans	—	—	6.0	—	—	6.0
Comprehensive income:
Net income (loss)	(3.0)	—	—	305.7	—	305.7
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	34.0	34.0
Defined pension and postretirement benefit plans, net of tax	—	—	—	—	2.1	2.1
Deferred gains and losses on derivatives, net of tax	—	—	—	—	(3.9)	(3.9)
Payment of dividends to stockholders	—	—	—	(21.6)	—	(21.6)
Balance, September 30, 2025	$301.3	$0.7	$16.0	$6,206.7	$(1,732.6)	$4,490.8

	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2024	$300.1	$0.7	$—	$5,645.0	$(1,902.9)	$3,742.8
Stock compensation and employee stock purchase plans	—	—	16.0	(4.4)	—	11.6
Comprehensive income:
Net income (loss)	(5.2)	—	—	631.0	—	631.0
Other comprehensive income (loss):
Foreign currency translation adjustments	6.4	—	—	—	168.0	168.0
Defined pension and postretirement benefit plans, net of tax	—	—	—	—	6.0	6.0
Deferred gains and losses on derivatives, net of tax	—	—	—	—	(3.7)	(3.7)
Payment of dividends to stockholders	—	—	—	(64.9)	—	(64.9)
Balance, September 30, 2025	$301.3	$0.7	$16.0	$6,206.7	$(1,732.6)	$4,490.8

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation for the nine months ended September 30, 2026 (in millions):

	Defined Pension and Postretirement Benefit Plans	Deferred Gains and Losses on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2025	$(223.4)	$3.2	$(1,554.7)	$(1,774.9)
Other comprehensive income (loss) before reclassifications	(0.3)	(8.5)	43.4	34.6
Net losses reclassified from accumulated other comprehensive loss	6.2	7.0	—	13.2
Other comprehensive income (loss)	5.9	(1.5)	43.4	47.8
Accumulated other comprehensive loss, September 30, 2026	$(217.5)	$1.7	$(1,511.3)	$(1,727.1)

    The following tables set forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30, 2026(1)	Three Months Ended September 30, 2025(1)
Derivatives:
Net losses (gains) on foreign currency contracts	$4.2	$(3.2)	Cost of goods sold
Net gains on treasury rate locks	(0.2)	(0.2)	Interest expense, net
Reclassification before tax	4.0	(3.4)
Income tax expense (benefit)	(0.8)	0.7	Income tax provision
Reclassification net of tax	$3.2	$(2.7)

Defined pension and postretirement benefit plans:
Amortization of net actuarial losses	$2.3	$2.3	Other expense (income), net(2)
Amortization of prior service cost	0.5	0.5	Other expense (income), net(2)
Reclassification before tax	2.8	2.8
Income tax benefit	(0.7)	(0.7)	Income tax provision
Reclassification net of tax	$2.1	$2.1

Net losses (gains) reclassified from accumulated other comprehensive loss	$5.3	$(0.6)
____________________________________
(1)    Losses (Gains) included within the Condensed Consolidated Statements of Operations for the three months ended September 30, 2026 and 2025, respectively.
(2)    These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. Refer to Note 13 for additional information.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Nine Months Ended September 30, 2026(1)	Nine Months Ended September 30, 2025(1)
Derivatives:
Net losses (gains) on foreign currency contracts	$9.3	$(6.9)	Cost of goods sold
Net gains on treasury rate locks	(0.6)	(0.6)	Interest expense, net
Reclassification before tax	8.7	(7.5)
Income tax expense (benefit)	(1.7)	1.9	Income tax provision
Reclassification net of tax	$7.0	$(5.6)

Defined pension and postretirement benefit plans:
Amortization of net actuarial losses	$6.8	$6.6	Other expense (income), net(2)
Amortization of prior service cost	1.5	1.5	Other expense (income), net(2)
Reclassification before tax	8.3	8.1
Income tax benefit	(2.1)	(2.1)	Income tax provision
Reclassification net of tax	$6.2	$6.0

Net losses reclassified from accumulated other comprehensive loss	$13.2	$0.4
____________________________________
(1)    Losses (Gains) included within the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026 and 2025, respectively.
(2)    These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. Refer to Note 13 for additional information.

Share Repurchase Program

    On July 9, 2025, the Company's Board of Directors authorized a new share repurchase program authorizing the Company to repurchase up to $1.0 billion of the Company's common stock, which has no expiration date. In May 2026, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase an aggregate of $293.0 million of shares of its common stock. The Company received approximately 1,997,613 shares associated with this transaction as of June 30, 2026. In July 2026, the Company received an additional 593,462 shares upon final settlement of its May 2026 ASR agreement. In November 2025, the Company entered into ASR agreements with two financial institutions to repurchase an aggregate of $250.0 million of shares of its common stock. The Company received approximately 1,997,204 shares associated with these transactions as of December 31, 2025. In February 2026, the Company received an additional 333,755 shares upon final settlement of its November 2025 ASR agreements. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets. In conjunction with the Cooperation Agreement entered into with Tractors and Farm Equipment Limited (“TAFE”) in June 2025 (the “Cooperation Agreement”), TAFE agreed to participate on a pro-rata basis in the Company’s share repurchase programs as authorized by the Company’s Board of Directors from time to time. Under the Cooperation Agreement, TAFE also retains the right to maintain its existing percentage of beneficial ownership of the Company’s common stock. In February 2026, pursuant to the Cooperation Agreement, the Company committed to repurchase a pro-rata amount of shares from TAFE related to the Company's share repurchase program executed in the fourth quarter of 2025. The Company accounted for this arrangement as a forward share repurchase contract and, as of March 31, 2026, recorded a liability. Settlement occurred in May 2026, resulting in the repurchase of 422,590 shares for approximately $52.1 million. In August 2026, pursuant to the Cooperation Agreement, the Company committed to repurchase a pro-rata amount of shares from TAFE related to the Company's share repurchase program executed in the second quarter of 2026. The Company accounted for this arrangement as a forward share repurchase contract and settlement occurred in August 2026, resulting in the repurchase of 492,418 shares for

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

approximately $56.8 million. All shares repurchased were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets.

    As of September 30, 2026, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $383.1 million, which has no expiration date.

Dividends

    During the three months ended September 30, 2026 and 2025, the Company declared and paid cash dividends of $0.30 and $0.29 per common share, respectively. During the nine months ended September 30, 2026 and 2025, the Company declared and paid cash dividends of $0.89 and $0.87 per common share, respectively. On April 23, 2026, the Company's Board of Directors approved an increase in the Company's regular quarterly dividend to $0.30 per share, from $0.29 per share. On October 22, 2026, the Company's Board of Directors declared a regular quarterly dividend of $0.30 per common share to be paid on December 15, 2026, to all stockholders of record as of the close of business on November 16, 2026.

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

    A reconciliation of net income attributable to AGCO Corporation and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three and nine months ended September 30, 2026 and 2025 is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic net income per share:
Net income attributable to AGCO Corporation	$51.7	$305.7	$183.9	$631.0
Weighted average number of common shares outstanding	69.4	74.6	71.0	74.6
Basic net income per share attributable to AGCO Corporation	$0.75	$4.10	$2.59	$8.46
Diluted net income per share:
Net income attributable to AGCO Corporation	$51.7	$305.7	$183.9	$631.0
Weighted average number of common shares outstanding	69.4	74.6	71.0	74.6
Dilutive SSARs and RSUs	0.1	0.1	0.1	0.1
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	69.5	74.7	71.1	74.7
Diluted net income per share attributable to AGCO Corporation	$0.75	$4.09	$2.59	$8.45

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.    INCOME TAXES

    The income tax provision (benefit) and effective tax rate for the three and nine months ended September 30, 2026 and 2025 are set forth below (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
Income tax provision (benefit) and effective tax rate	$25.2	37.0%	$48.8	14.2%	$70.2	32.6%	$(154.7)	(35.1)%

    Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. Our effective tax rates for the three and nine months ended September 30, 2026, were higher than the comparable periods in 2025, primarily due to tax benefits recognized in 2025 associated with a legal entity reorganization. During the three and nine months ended September 30, 2025, the Company’s income tax provision included a net tax benefit of $4.7 million and $259.9 million, respectively, related to a legal entity reorganization.

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

13.    PENSION AND POSTRETIREMENT BENEFIT PLANS

    Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three and nine months ended September 30, 2026 and 2025 are set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension benefits	2026	2025	2026	2025
Service cost	$1.5	$2.0	$4.5	$5.7
Interest cost	6.6	7.0	19.8	20.3
Expected return on plan assets	(7.5)	(6.7)	(22.4)	(19.5)
Amortization of net actuarial losses	2.3	2.3	6.8	6.7
Amortization of prior service cost	0.5	0.4	1.3	1.2
Net periodic pension cost	$3.4	$5.0	$10.0	$14.4

	Three Months Ended September 30,		Nine Months Ended September 30,
Postretirement benefits	2026	2025	2026	2025
Service cost	$—	$—	$0.1	$—
Interest cost	0.4	0.4	1.3	1.1
Amortization of net actuarial losses	—	—	—	(0.1)
Amortization of prior service cost	—	0.1	0.2	0.3
Net periodic postretirement benefit cost	$0.4	$0.5	$1.6	$1.3

    The components of net periodic pension and postretirement benefits cost, other than the service cost component, are included in “Other expense (income), net” in the Company’s Condensed Consolidated Statements of Operations.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    During the nine months ended September 30, 2026, the Company made approximately $12.1 million of contributions to its defined pension benefit plans. The Company currently estimates its minimum contributions for 2026 to its defined pension benefit plans will aggregate to approximately $15.8 million.

    During the nine months ended September 30, 2026, the Company made approximately $1.6 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $2.1 million of contributions to its postretirement health care and life insurance benefit plans during 2026.

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

    Assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 are summarized below (in millions):

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$9.2	$—	$9.2
Derivative liabilities	—	39.3	—	39.3

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$20.2	$—	$20.2
Derivative liabilities	—	48.4	—	48.4

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    The carrying amounts of long-term debt under the Company’s EIB Senior term loans due 2029 and 2030 and Senior term loans due between 2026 and 2028 approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At September 30, 2026, the estimated fair value of the Company's 0.800% Senior notes due 2028, based on listed market values, was approximately €563.1 million (or approximately $639.5 million), compared to the carrying value of €600.0 million (or approximately $681.4 million). At September 30, 2026, the estimated fair value of the Company's 5.450% senior notes due 2027, based on listed market values, was approximately $400.9 million, compared to the carrying value of $400.0 million. At September 30, 2026, the estimated fair value of the Company's 5.800% senior notes due 2034, based on listed market values, was approximately $679.7 million, compared to the carrying value of $700.0 million. Refer to Note 7 for additional information on the Company’s long-term debt.

15.    COMMITMENTS AND CONTINGENCIES

Leases

    Lease payment amounts for operating and finance leases with remaining terms greater than one year as of September 30, 2026 and December 31, 2025 were as follows (in millions):

	September 30, 2026		December 31, 2025
	Operating Leases(1)	Finance Leases	Operating Leases(1)	Finance Leases
2026	$13.8	$0.1	$55.5	$0.6
2027	47.4	0.5	40.5	0.4
2028	38.2	0.4	31.8	0.3
2029	28.4	0.4	23.5	0.3
2030	15.2	0.4	11.0	0.2
Thereafter	64.1	5.9	37.5	6.0
Total lease payments	207.1	7.7	199.8	7.8
Less: imputed interest(2)	(37.1)	(1.9)	(29.9)	(2.0)
Present value of lease liabilities	$170.0	$5.8	$169.9	$5.8
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

Off-Balance Sheet Arrangements

Guarantees

    At September 30, 2026, the Company had outstanding guarantees issued to its Argentine finance joint venture, AGCO Capital Argentina S.A. (“AGCO Capital”), of approximately $86.1 million. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to AGCO Capital if end users default on such loans to the extent that, due to non-credit risk, the end users are not able, or not required, to pay their loans, or are required to pay in a different currency than the one agreed to in their loan. The Company also has obligations to guarantee indebtedness owed to certain of its finance joint ventures if dealers or end users default on loans. Losses under such guarantees historically have been insignificant. The Company believes the credit risk associated with these guarantees is not material.

    In addition, the Company guarantees residual values that may be owed to its finance joint ventures, primarily in the United States and Canada, due upon expiration of certain eligible operating leases between the finance joint ventures and end users. At September 30, 2026, the Company had accrued approximately $12.9 million of outstanding guarantees of residual values related to the United States and Canada. The maximum potential amount of future payments under these guarantees is approximately $242.9 million.

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

    The following table summarizes the balance of contract liabilities as of September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026	December 31, 2025
Contract liabilities	$376.6	$386.1

    The contract liabilities are classified as either “Accrued expenses” or “Other current liabilities” and “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2026, the Company recognized approximately $47.8 million and $142.2 million of revenue that was recorded as a contract liability at the beginning of 2026. During the three and nine months ended September 30, 2025, the Company recognized approximately $38.0 million and $124.5 million of revenue that was recorded as a contract liability at the beginning of 2025.

Remaining Performance Obligations

    The estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2026 are $45.2 million for the remainder of 2026, $145.3 million in 2027, $97.5 million in 2028, $51.3 million in 2029 and $27.6 million thereafter, and relate primarily to extended warranty contracts. The Company applied the practical expedient in ASC 606 and has not disclosed information about remaining performance obligations that have original expected durations of 12 months or less.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Disaggregated Revenue:

    Net sales for the three months ended September 30, 2026 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	Latin America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$392.5	$—	$—	$—	$392.5
Canada	92.8	—	—	—	92.8
Brazil	—	183.4	—	—	183.4
Other South America	—	84.9	—	—	84.9
Germany	—	—	281.6	—	281.6
France	—	—	239.2	—	239.2
United Kingdom and Ireland	—	—	124.0	—	124.0
Finland and Scandinavia	—	—	193.1	—	193.1
Italy	—	—	73.9	—	73.9
Other Europe	—	—	358.3	—	358.3
Middle East and Algeria	—	—	36.0	—	36.0
Africa	—	—	—	25.5	25.5
Asia	—	—	—	26.0	26.0
Australia and New Zealand	—	—	—	127.3	127.3
Mexico, Central America and Caribbean	—	24.0	—	—	24.0
	$485.3	$292.3	$1,306.1	$178.8	$2,262.5

Major products:
Tractors	$227.9	$193.1	$878.4	$111.5	$1,410.9
Replacement parts	106.7	43.0	324.3	31.6	505.6
Grain storage and protein production systems	—	—	—	—	—
Combines, application equipment and other machinery	150.7	56.2	103.4	35.7	346.0
	$485.3	$292.3	$1,306.1	$178.8	$2,262.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the three months ended September 30, 2025 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	Latin America(1)	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$289.2	$—	$—	$—	$289.2
Canada	70.7	—	—	—	70.7
Brazil	—	241.9	—	—	241.9
Other South America	—	77.2	—	—	77.2
Germany	—	—	408.1	—	408.1
France	—	—	304.4	—	304.4
United Kingdom and Ireland	—	—	140.6	—	140.6
Finland and Scandinavia	—	—	166.9	—	166.9
Italy	—	—	119.6	—	119.6
Other Europe	—	—	421.7	—	421.7
Middle East and Algeria	—	—	52.5	—	52.5
Africa	—	—	—	31.3	31.3
Asia	—	—	—	31.6	31.6
Australia and New Zealand	—	—	—	94.2	94.2
Mexico, Central America and Caribbean	—	26.4	—	—	26.4
	$359.9	$345.5	$1,613.8	$157.1	$2,476.3

Major products:
Tractors	$142.8	$234.8	$1,174.7	$98.3	$1,650.6
Replacement parts	95.5	42.6	332.1	28.3	498.5
Grain storage and protein production systems	—	—	—	—	—
Combines, application equipment and other machinery	121.6	68.1	107.0	30.5	327.2
	$359.9	$345.5	$1,613.8	$157.1	$2,476.3
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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the nine months ended September 30, 2026 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	Latin America	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$1,084.0	$—	$—	$—	$1,084.0
Canada	279.2	—	—	—	279.2
Brazil	—	492.1	—	—	492.1
Other South America	—	213.6	—	—	213.6
Germany	—	—	1,262.5	—	1,262.5
France	—	—	801.0	—	801.0
United Kingdom and Ireland	—	—	434.7	—	434.7
Finland and Scandinavia	—	—	583.5	—	583.5
Italy	—	—	265.5	—	265.5
Other Europe	—	—	1,178.4	—	1,178.4
Middle East and Algeria	—	—	113.7	—	113.7
Africa	—	—	—	67.4	67.4
Asia	—	—	—	91.2	91.2
Australia and New Zealand	—	—	—	278.7	278.7
Mexico, Central America and Caribbean	—	69.6	—	—	69.6
	$1,363.2	$775.3	$4,639.3	$437.3	$7,215.1

Major products:
Tractors	$564.1	$525.7	$3,253.2	$267.3	$4,610.3
Replacement parts	297.5	121.1	966.5	84.0	1,469.1
Grain storage and protein production systems	—	—	—	0.1	0.1
Combines, application equipment and other machinery	501.6	128.5	419.6	85.9	1,135.6
	$1,363.2	$775.3	$4,639.3	$437.3	$7,215.1

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

    Net sales for the nine months ended September 30, 2025 disaggregated by primary geographical markets and major products consisted of the following (in millions):

	North America	Latin America(1)	Europe/Middle East	Asia/Pacific/Africa	Consolidated
Primary geographical markets:
United States	$884.5	$—	$—	$—	$884.5
Canada	238.8	—	—	—	238.8
Brazil	—	634.0	—	—	634.0
Other South America	—	213.7	—	—	213.7
Germany	—	—	1,167.6	—	1,167.6
France	—	—	891.6	—	891.6
United Kingdom and Ireland	—	—	392.8	—	392.8
Finland and Scandinavia	—	—	550.0	—	550.0
Italy	—	—	293.8	—	293.8
Other Europe	—	—	1,209.6	—	1,209.6
Middle East and Algeria	—	—	213.8	—	213.8
Africa	—	—	—	76.0	76.0
Asia	—	—	—	115.3	115.3
Australia and New Zealand	—	—	—	196.1	196.1
Mexico, Central America and Caribbean	—	84.2	—	—	84.2
	$1,123.3	$931.9	$4,719.2	$387.4	$7,161.8

Major products:
Tractors	$402.0	$614.5	$3,344.2	$242.2	$4,602.9
Replacement parts	284.7	129.3	944.3	75.2	1,433.5
Grain storage and protein production systems	—	—	—	1.1	1.1
Combines, application equipment and other machinery	436.6	188.1	430.7	68.9	1,124.3
	$1,123.3	$931.9	$4,719.2	$387.4	$7,161.8
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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

17.    SEGMENT REPORTING

    The Company has four operating segments which are also its reportable segments which consist of the North America, Latin America, Europe/Middle East and Asia/Pacific/Africa regions. Effective January 1, 2026, the Company realigned its organizational structure to support its Farmer‑First transformation initiatives in North America. As a result, the Company’s Mexico operations were transferred from the North America segment to the South America segment, which was renamed Latin America. Segment information for all prior periods presented has been retrospectively adjusted to reflect this change. The Company’s reportable segments are geography based and distribute a full range of agricultural machinery and precision agriculture technology. The Company’s Chief Operating Decision Maker (“CODM”), Eric P. Hansotia, Chairman of the Board, President and Chief Executive Officer, evaluates segment performance primarily based on income from operations. The CODM utilizes income from operations to evaluate each segment’s performance including the allocation of resources. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are generally charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income (loss) from operations for one segment may not be comparable to another segment. Segment results for the three and nine months ended September 30, 2026 and 2025 and assets as of September 30, 2026 and December 31, 2025 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended September 30,	North America	Latin America	Europe/Middle East	Asia/Pacific/Africa	Total Segments
2026
Net sales	$485.3	$292.3	$1,306.1	$178.8	$2,262.5
Cost of goods sold	360.8	239.4	960.8	136.1	1,697.1
Selling, general and administrative expenses	77.5	31.7	136.1	14.8	260.1
Engineering expenses	33.2	13.8	71.9	3.0	121.9
Income from operations	$13.8	$7.4	$137.3	$24.9	$183.4

Depreciation	$16.2	$9.7	$35.9	$3.3	$65.1
Capital expenditures	10.2	7.0	42.5	0.7	60.4

2025
Net sales	$359.9	$345.5	$1,613.8	$157.1	$2,476.3
Cost of goods sold	283.5	278.1	1,143.9	124.3	1,829.8
Selling, general and administrative expenses	82.4	34.9	146.0	21.7	285.0
Engineering expenses	36.0	12.1	71.5	3.4	123.0
Income (loss) from operations	$(42.0)	$20.4	$252.4	$7.7	$238.5

Depreciation	$14.7	$8.6	$36.4	$3.0	$62.7
Capital expenditures	7.1	11.9	49.5	0.4	68.9

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Nine Months Ended September 30,	North America	Latin America	Europe/Middle East	Asia/Pacific/Africa	Total Segments
2026
Net sales	$1,363.2	$775.3	$4,639.3	$437.3	$7,215.1
Cost of goods sold	1,077.8	679.3	3,322.7	342.6	5,422.4
Selling, general and administrative expenses	236.8	109.8	424.7	47.0	818.3
Engineering expenses	110.3	41.5	235.4	8.5	395.7
Income (loss) from operations	$(61.7)	$(55.3)	$656.5	$39.2	$578.7

Depreciation	$46.4	$28.5	$113.9	$10.1	$198.9
Capital expenditures	24.9	23.2	111.1	3.0	162.2

2025
Net sales	$1,123.3	$931.9	$4,719.2	$387.4	$7,161.8
Cost of goods sold	864.5	749.0	3,414.0	308.6	5,336.1
Selling, general and administrative expenses	245.9	100.7	421.3	56.1	824.0
Engineering expenses	104.3	28.4	215.8	8.3	356.8
Income (loss) from operations	$(91.4)	$53.8	$668.1	$14.4	$644.9

Depreciation	$43.7	$24.8	$110.4	$8.4	$187.3
Capital expenditures	16.2	30.0	111.1	2.0	159.3

Assets
As of September 30, 2026	$1,415.0	$1,233.7	$3,138.2	$560.1	$6,347.0
As of December 31, 2025	1,303.9	1,158.0	2,907.6	606.6	5,976.1

    A reconciliation from the segment information to the consolidated balances for income from operations is set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment income from operations	$183.4	$238.5	$578.7	$644.9
Impairment charges	—	0.6	(2.1)	(7.3)
Loss on sale of business	—	—	—	(12.3)
Corporate expenses	(37.2)	(48.9)	(126.4)	(144.7)
Amortization of intangibles	(17.1)	(23.0)	(51.1)	(54.0)
Stock compensation expense	(6.5)	(6.9)	(33.9)	(24.3)
Restructuring and business optimization expenses	(6.5)	(8.7)	(27.7)	(37.3)
Consolidated income from operations	$116.1	$151.6	$337.5	$365.0

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Our operations are subject to the cyclical and seasonal nature of the agricultural industry. Sales of our equipment are affected by, among other things, changes in farm income, farm land values and debt levels, financing costs, acreage planted, crop yields, weather conditions, the demand for agricultural commodities, commodity and protein prices, agricultural product demand and general economic conditions and government policies, tariffs and subsidies. We sell our equipment, precision agriculture technology and replacement parts to our independent dealers, distributors and other customers. A large majority of our sales are to independent dealers and distributors that sell our products to end users. To the extent practicable, we attempt to sell products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal demands on our manufacturing operations and to minimize our investment in inventories. However, retail sales by dealers to farmers are highly seasonal and are a function of the timing of the planting and harvesting seasons. In certain markets, there is often a time lag, which varies based on the timing and level of retail demand, between our sale of the equipment to the dealer and the dealer’s sale to a retail customer.

    In 2025, the U.S. government implemented a series of tariffs on goods imported into the United States from various countries, and in many cases these measures resulted in reciprocal tariffs and other actions on goods exported from the United States. These tariffs and related actions are complex, continuously evolving and remain highly volatile as trade negotiations and legal challenges proceed. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. government had relied on to impose certain tariffs, does not authorize the administration to impose such tariffs. Following that decision, on March 4, 2026, the U.S. Court of International Trade (“CIT”) ordered U.S. Customs and Border Protection (“CBP”) to process refunds of tariffs imposed under IEEPA, and on March 27, 2026, the CIT issued an amended order expanding the scope of entries subject to reliquidation. On April 20, 2026, the Consolidated Administration and Processing of Entries (“CAPE”) system opened for the first phase of refund filings, and on June 29, 2026, CBP expanded CAPE to accept additional categories of entries. We have submitted refund claims under both phases and, as of the date of this report, have received refunds with respect to a portion of those claims. Certain other entries remain subject to refund procedures that CBP has not yet defined. Refunds received remain subject to CBP review and to the outcome of the administration’s appeal described below, and we could be required to repay some or all of the amounts received. The administration has appealed the CIT's refund order to the U.S. Court of Appeals for the Federal Circuit, contesting both the scope of the refund obligation and the reliquidation of finally liquidated entries for importers who have not filed individual lawsuits. Accordingly, we cannot predict the timing or amount of any additional refunds, or whether refunds already received will ultimately be retained. Following the U.S. Supreme Court’s ruling, the administration has also imposed tariffs under alternative statutory authorities, the validity of which is also subject to legal challenge. As a result, the timing and extent of any refunds, the structure and scope of any new tariffs and the overall tariff framework remain uncertain and could create significant risks for our business. Depending on the countries affected, increases in tariffs have raised, and may continue to raise, the costs of inputs used in manufacturing our products, which in turn has impacted, and may further impact, our cost of goods sold. In addition, higher tariffs may lead to increased after‑tariff sales prices for the products we sell. Additionally, the economic uncertainty caused by the tariffs may result in customers delaying planned purchases of products and services. While impacts of the tariffs may be partially mitigated by the fact that a majority of our sales and manufacturing takes place outside the United States, there can be no guarantee that we will be able to fully offset the impact of existing or future tariffs through pricing, sourcing changes or other measures. Furthermore, retaliatory tariffs imposed by other countries on our exported products could negatively affect our sales and marketplace access in those countries. The economic uncertainty caused by these tariffs and related trade policy developments, together with uncertainty regarding their enforceability, continuation or modification, has adversely impacted, and is expected to continue to adversely impact, our sales.

    We depend on suppliers for components, parts and raw materials for our products, and any failure by our suppliers to provide products as needed, or by us to promptly address supplier issues, will adversely impact our ability to timely and efficiently manufacture and sell products. We cannot predict or control the impact of the conflicts in Ukraine or the Middle East on our business. These conflicts have already driven increased volatility across global energy, logistics and input markets, leading to higher fuel, fertilizer, transportation and input costs, as well as general uncertainty for farmers. In addition, the potential of future natural gas shortages in Europe, as well as predicted overall shortages in other energy sources including diesel fuel, could also negatively impact our production and that of our supply chain in the future. There can be no assurance that there will not be future disruptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
RESULTS OF OPERATIONS

Financial Highlights

    The following tables set forth the percentage relationship to net sales of certain items included in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended September 30,
	2026		2025
	$	% of Net Sales(1)	$	% of Net Sales(1)
Net sales	$2,262.5	100.0%	$2,476.3	100.0%
Cost of goods sold	1,697.1	75.0	1,829.8	73.9
Gross profit	565.4	25.0	646.5	26.1
Selling, general and administrative expenses	303.8	13.4	340.8	13.8
Engineering expenses	121.9	5.4	123.0	5.0
Amortization of intangibles	17.1	0.8	23.0	0.9
Impairment charges	—	—	(0.6)	—
Restructuring and business optimization expenses	6.5	0.3	8.7	0.4
Income from operations	116.1	5.1	151.6	6.1
Interest expense, net	14.7	0.6	15.5	0.6
Other expense (income), net	33.3	1.5	(208.4)	(8.4)
Income before income taxes and equity in net earnings of affiliates	68.1	3.0	344.5	13.9
Income tax provision	25.2	1.1	48.8	2.0
Income before equity in net earnings of affiliates	42.9	1.9	295.7	11.9
Equity in net earnings of affiliates	7.1	0.3	7.0	0.3
Net income	50.0	2.2	302.7	12.2
Net loss attributable to noncontrolling interests	1.7	0.1	3.0	0.1
Net income attributable to AGCO Corporation	$51.7	2.3%	$305.7	12.3%
______________________________
(1)    Rounding may impact summation of amounts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

	Nine Months Ended September 30,
	2026		2025
	$	% of Net Sales(1)	$	% of Net Sales(1)
Net sales	$7,215.1	100.0%	$7,161.8	100.0%
Cost of goods sold	5,422.4	75.2	5,336.1	74.5
Gross profit	1,792.7	24.8	1,825.7	25.5
Selling, general and administrative expenses	978.6	13.6	993.0	13.9
Engineering expenses	395.7	5.5	356.8	5.0
Amortization of intangibles	51.1	0.7	54.0	0.8
Impairment charges	2.1	—	7.3	0.1
Restructuring and business optimization expenses	27.7	0.4	37.3	0.5
Loss on sale of business	—	—	12.3	0.2
Income from operations	337.5	4.7	365.0	5.1
Interest expense, net	46.9	0.7	51.8	0.7
Other expense (income), net	75.3	1.0	(127.2)	(1.8)
Income before income taxes and equity in net earnings of affiliates	215.3	3.0	440.4	6.1
Income tax provision (benefit)	70.2	1.0	(154.7)	(2.2)
Income before equity in net earnings of affiliates	145.1	2.0	595.1	8.3
Equity in net earnings of affiliates	32.1	0.4	30.7	0.4
Net income	177.2	2.5	625.8	8.7
Net loss attributable to noncontrolling interests	6.7	0.1	5.2	0.1
Net income attributable to AGCO Corporation	$183.9	2.5%	$631.0	8.8%
___________________________________
(1)    Rounding may impact summation of amounts.

    Net income attributable to AGCO Corporation for the three months ended September 30, 2026, was $51.7 million, or $0.75 per diluted share, compared to $305.7 million, or $4.09 per diluted share, for the three months ended September 30, 2025. Net income attributable to AGCO Corporation for the nine months ended September 30, 2026, was $183.9 million, or $2.59 per diluted share, compared to $631.0 million, or $8.45 per diluted share, for the nine months ended September 30, 2025.

    Net sales during the three months ended September 30, 2026 were approximately $2,262.5 million, or 8.6% lower than the three months ended September 30, 2025, primarily due to lower sales volumes in the Europe/Middle East and Latin America regions, most significantly in tractors, partially offset by higher sales volumes in the North America and Asia/Pacific/Africa regions, most significantly in high-horsepower tractors and hay tools. Income from operations was $116.1 million for the three months ended September 30, 2026 compared to $151.6 million in the three months ended September 30, 2025. The decrease in income from operations during 2026 was primarily the result of lower sales and production volumes, partially offset by lower selling, general and administrative expenses (“SG&A expenses”) and the benefit of certain IEEPA tariff refunds recognized during the period.

    Net sales during the nine months ended September 30, 2026 were approximately $7,215.1 million, or 0.7% higher than the nine months ended September 30, 2025, primarily due to favorable currency translation and higher sales volumes in the North America and Asia/Pacific/Africa regions, most significantly in high-horsepower tractors and hay tools, partially offset by lower sales volumes in the Europe/Middle East and Latin America regions, most significantly in tractors, implements and combines. Income from operations was $337.5 million for the nine months ended September 30, 2026 compared to $365.0 million in the nine months ended September 30, 2025. The decrease in income from operations during 2026 was primarily the result of lower sales and production volumes, higher tariff-related costs and engineering expenses, partially offset by lower SG&A expenses and the benefit of certain IEEPA tariff refunds recognized during the period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    We estimate that worldwide average price increases were approximately 0.3% and 1.4% for the three months ended September 30, 2026 and 2025, respectively, and 1.3% and 0.4% for the nine months ended September 30, 2026 and 2025, respectively. Consolidated net sales of tractors and combines, which comprised approximately 64.5% and 66.5% of our net sales for the three and nine months ended September 30, 2026, respectively, decreased approximately 14.0% and remained consistent with the corresponding prior-year periods.

    Overall, global production hours decreased approximately 19.4% and 2.3% during the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, reflecting our response to end market demand.

Results of Operations

    Gross profit as a percentage of net sales decreased during the three and nine months ended September 30, 2026 compared to the same periods in 2025, primarily due to lower production volumes and higher manufacturing costs, including increased tariff-related costs.

    SG&A expenses, as a percentage of net sales, were lower during the three months ended September 30, 2026 compared to the same period in 2025 as SG&A expenses fluctuated at a faster rate than net sales declined. SG&A expenses, as a percentage of net sales, were lower during the nine months ended September 30, 2026 compared to the same period in 2025 as SG&A expenses decreased despite a modest increase in net sales. The absolute level of SG&A expenses decreased during the three and nine months ended September 30, 2026 primarily due to cost reduction efforts and lower compensation costs. We recorded $6.5 million and $33.9 million of stock compensation expense within SG&A expenses during the three and nine months ended September 30, 2026, respectively, compared to $6.9 million and $24.3 million during the same periods in 2025.

    Engineering expenses remained relatively consistent during the three months ended September 30, 2026 and increased during the nine months ended September 30, 2026 driven by an increase in product innovation and other technology investments.

    No impairment charges were recorded during the three months ended September 30, 2026, and impairment charges of $2.1 million were recorded during the nine months ended September 30, 2026, compared to $(0.6) million and $7.3 million recorded during the three and nine months ended September 30, 2025, respectively, related to the impairment of certain other assets.

    We recorded restructuring and business optimization expenses of $6.5 million and $27.7 million during the three and nine months ended September 30, 2026, respectively, compared to $8.7 million and $37.3 million during the same periods in 2025. The Company announced a restructuring program (the “Program”) in response to increased weakening demand in the agriculture industry in 2024. The Company incurred a substantial portion of the charges by the end of fiscal year 2025. The restructuring expenses recorded during the three and nine months ended September 30, 2026 and 2025 primarily related to severance, business optimization and other related costs associated with the Company's Program. Refer to Note 8 of our Condensed Consolidated Financial Statements for further information.

    We recorded a loss on sale of business of $12.3 million during the nine months ended September 30, 2025 related to the finalization of the preliminary working capital and other adjustments related to the sale of the majority of the Company's Grain & Protein business.

    Interest expense, net was $14.7 million and $46.9 million for the three and nine months ended September 30, 2026, respectively, compared to $15.5 million and $51.8 million for the comparable periods in 2025, resulting primarily from a decrease in interest expense related to lower borrowings on the Company's Credit Facility. Refer to “Liquidity and Capital Resources” for further information on our available funding.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    Other expense (income), net was $33.3 million and $75.3 million for the three and nine months ended September 30, 2026, respectively, compared to $(208.4) million and $(127.2) million for the comparable periods in 2025. Foreign currency exchange losses were approximately $7.4 million and $19.4 million for the three and nine months ended September 30, 2026, compared to $18.4 million and $60.6 million for the comparable periods in 2025. On April 30, 2026, the Company executed an Interests Purchase Agreement and Share Purchase Agreement (collectively the “Agreements”) with wholly owned subsidiaries of Rabobank to sell its 49% equity interests in the joint ventures in the U.S. and Canada, AGCO Finance LLC and AGCO Finance Canada, Ltd. (collectively the “North America AGCO Finance joint ventures”), respectively, for aggregate consideration of approximately $188.4 million. In connection with the Agreements, the Company entered into Financing Framework Agreements with wholly owned subsidiaries of Rabobank, which establish the commercial terms governing the future provision of financing solutions to dealers and farmers for those markets. Approximately $20.0 million of the total consideration, representing the estimated future net earnings associated with the run-off of the North America AGCO Finance portfolios existing as of the transaction date, was recognized in “Other expense (income), net” during the nine months ended September 30, 2026. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil and included in “Other expense (income), net,” were approximately $20.5 million and $60.2 million, for the three and nine months ended September 30, 2026, respectively, compared to $21.9 million and $60.6 million for the comparable periods in 2025. During the three and nine months ended September 30, 2025, the Company recorded a gain of $251.9 million on the sale of an investment in affiliate related to the sale of the Company’s ownership interest in Tractors and Farm Equipment Limited (“TAFE”) within “Other expense (income), net.”

    We recorded an income tax provision (benefit) of $25.2 million and $70.2 million for the three and nine months ended September 30, 2026, respectively, compared to $48.8 million and $(154.7) million for the three and nine months ended September 30, 2025. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. Our effective tax rates for the three and nine months ended September 30, 2026, were higher than the comparable periods in 2025, primarily due to tax benefits recognized in 2025 associated with a legal entity reorganization. During the three and nine months ended September 30, 2025, the Company’s income tax provision included a net tax benefit of $4.7 million and $259.9 million, respectively, related to a legal entity reorganization.

    Equity in net earnings of affiliates, which is primarily comprised of income from our AGCO Finance joint ventures, was $7.1 million and $32.1 million for the three and nine months ended September 30, 2026, respectively, compared to $7.0 million and $30.7 million for the three and nine months ended September 30, 2025.

    The Company recorded a net loss attributable to noncontrolling interests of $1.7 million and $6.7 million during the three and nine months ended September 30, 2026, respectively, compared to $3.0 million and $5.2 million recorded during the three and nine months ended September 30, 2025. The net loss primarily relates to the noncontrolling interests of the PTx Trimble joint venture held by Trimble, which owns a 15% interest in the joint venture.

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

EME

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	$	2026	2025	$
Net sales	$1,306.1	$1,613.8	$(307.7)	$4,639.3	$4,719.2	$(79.9)
Income from operations	137.3	252.4	(115.1)	656.5	668.1	(11.6)

    Net sales in EME decreased in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to sales volume decreases, most significantly in high-horsepower tractors, and unfavorable foreign currency translation. Income from operations decreased $115.1 million in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to lower sales and production volumes.

    Net sales in EME decreased in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to sales volume decreases, most significantly in high-horsepower and mid-range tractors, partially offset by favorable foreign currency translation. Income from operations decreased $11.6 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily as a result of lower sales and production volumes and higher engineering expenses, partially offset by favorable product mix.

North America

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	$	2026	2025	$
Net sales	$485.3	$359.9	$125.4	$1,363.2	$1,123.3	$239.9
Income (loss) from operations	13.8	(42.0)	55.8	(61.7)	(91.4)	29.7

    Net sales in North America increased in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to sales volume increases, most significantly in high-horsepower and mid-range tractors, replacement parts and hay tools. Income from operations increased $55.8 million in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to higher sales and production volumes and the benefit of certain IEEPA tariff refunds recognized during the period.

    Net sales in North America increased in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to sales volume increases, most significantly in high-horsepower tractors and hay tools. Income from operations increased $29.7 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to the benefit of certain IEEPA tariff refunds recognized during the period and higher sales and production volumes, partially offset by higher tariff-related costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
LATAM

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	$	2026	2025	$
Net sales	$292.3	$345.5	$(53.2)	$775.3	$931.9	$(156.6)
Income (loss) from operations	7.4	20.4	(13.0)	(55.3)	53.8	(109.1)

    Net sales decreased in LATAM in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to sales volume declines, most significantly in tractors, sprayers, implements and combines, partially offset by favorable foreign currency translation. Income from operations decreased $13.0 million in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily as a result of lower sales and production volumes.

    Net sales decreased in LATAM in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to sales volume declines, most significantly in tractors, implements, combines and replacement parts, and negative pricing impacts, partially offset by favorable foreign currency translation. Income from operations decreased $109.1 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily as a result of lower sales and production volumes, higher engineering expenses and negative pricing impacts.

APA

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	$	2026	2025	$
Net sales	$178.8	$157.1	$21.7	$437.3	$387.4	$49.9
Income from operations	24.9	7.7	17.2	39.2	14.4	24.8

    Net sales increased in APA in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to sales volume increases, most significantly in high-horsepower tractors and hay tools, and favorable foreign currency translation. Income from operations increased $17.2 million in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, reflecting higher sales, favorable product mix and lower SG&A expenses, primarily due to reduced bad debt expense.

    Net sales increased in APA in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to sales volume increases, most significantly in high-horsepower tractors, combines and sprayers, and favorable foreign currency translation. Income from operations increased $24.8 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to higher sales, favorable product mix and lower SG&A expenses, primarily due to reduced bad debt expense.

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

September 30, 2026(1)
Credit facility, expires 2027	$254.4
5.450% Senior notes due 2027	400.0
5.800% Senior notes due 2034	700.0
0.800% Senior notes due 2028	681.4
EIB Senior term loan due 2029	283.9
EIB Senior term loan due 2030	193.1
Senior term loans due between 2026 and 2028	94.8
____________________________________
(1)    The amounts above are gross of debt issuance costs of an aggregate amount of approximately $7.7 million.

    The Company has a credit facility providing for a $1.25 billion multi-currency unsecured revolving credit facility (“Credit Facility”) that matures on December 19, 2027. As of September 30, 2026, the Company had $254.4 million in outstanding borrowings under the revolving credit facility and had the ability to borrow $995.6 million.

    In addition, the Company has an uncommitted revolving credit facility that allows the Company to borrow up to €200.0 million (or approximately $227.1 million as of September 30, 2026). The credit facility expires on December 31, 2026. As of September 30, 2026, the Company had no outstanding borrowings under the revolving credit facility.

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

    To better align with evolving market dynamics and increasing regulatory and compliance requirements, on April 30, 2026, the Company executed an Interests Purchase Agreement and Share Purchase Agreement (collectively the “Agreements”) with wholly owned subsidiaries of Rabobank to sell its 49% equity interests in the joint ventures in the U.S. and Canada, AGCO Finance LLC and AGCO Finance Canada, Ltd. (collectively the “North America AGCO Finance joint ventures”), respectively, for aggregate consideration of approximately $188.4 million. The consideration consisted of (i) approximately $168.4 million, representing the carrying value of the Company's equity interests in the North America AGCO Finance joint ventures, previously included in “Investments in affiliates” on the Company's Condensed Consolidated Balance Sheets, and (ii) approximately $20.0 million, representing the estimated future net earnings associated with the run-off of the North America AGCO Finance portfolios existing as of the transaction date, which was recognized in “Other expense (income), net” within the Company's Condensed Consolidated Statements of Operations during the nine months ended September 30, 2026. The proceeds were used as a source of funding for the Company's most recent share repurchase program executed in the second quarter of 2026. In connection with the Agreements, the Company entered into Financing Framework Agreements with wholly owned subsidiaries of Rabobank, which establish the commercial terms governing the future provision of financing solutions to dealers and farmers for those markets. The Company will continue to evaluate similar agreements in respect of other joint ventures with wholly owned subsidiaries of Rabobank in the future. This structural evolution strengthens the Company’s Farmer‑First strategy, ensures continued access to competitive financing offerings, and allows AGCO and Rabobank and its subsidiaries to more effectively address increasing regulatory and compliance requirements.

    The Company had redeemable noncontrolling interests of $290.4 million as of September 30, 2026 resulting from the PTx Trimble joint venture transaction, which may require the use of cash in certain instances, beginning in 2027.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

    In October 2026, the Company repaid €52.5 million (or approximately $58.9 million) upon maturity of the Senior term loans due 2026.

    The Company is in compliance with the financial covenants contained in these facilities and expects to continue to maintain such compliance. Should we ever encounter difficulties, our historical relationship with our lenders has been strong, and we anticipate their continued long-term support of our business.

    Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness, excluding short-term borrowings due within one year, and stockholders’ equity, was 39.0% and 35.8% at September 30, 2026 and December 31, 2025, respectively.

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

Balance Sheet Information

(in millions)	As of September 30, 2026	As of December 31, 2025
Current assets(a)	$4,341.4	$4,771.1
Noncurrent assets(b)	1,650.5	1,575.9
Current liabilities(c)	3,951.2	4,155.6
Noncurrent liabilities(d)	4,321.6	4,192.5
____________________________________
(a)    Includes amounts due from non-guarantor subsidiaries of $2,246.3 million and $2,628.9 million as of September 30, 2026 and December 31, 2025, respectively.
(b)    Includes amounts due from non-guarantor subsidiaries of $276.7 million and $108.2 million as of September 30, 2026 and December 31, 2025, respectively.
(c)    Includes amounts due to non-guarantor subsidiaries of $1,956.2 million and $2,557.6 million as of September 30, 2026 and December 31, 2025, respectively.
(d)    Includes amounts due to non-guarantor subsidiaries of $1,860.1 million and $1,556.0 million as of September 30, 2026 and December 31, 2025, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Statement of Operations Information

(in millions)	Nine Months Ended September 30, 2026
Revenues(a)	$5,413.4
Income from operations	332.1
Net loss	(93.7)
Net loss attributable to obligor group	(93.7)
____________________________________
(a)    Includes intercompany revenues generated from non-guarantor subsidiaries of $3,570.6 million.

    The following tables present summarized financial information of AGCO International GmbH, after elimination of intercompany transactions and balances within the Guarantors and equity in the earnings from and investments in any non-guarantor subsidiary.

Balance Sheet Information

(in millions)	As of September 30, 2026	As of December 31, 2025
Current assets(a)	$3,236.4	$3,661.3
Noncurrent assets(b)	534.3	371.8
Current liabilities(c)	2,693.4	3,281.7
Noncurrent liabilities(d)	1,921.8	1,619.0
____________________________________
(a)    Includes amounts due from non-guarantor subsidiaries of $1,902.8 million and $2,329.1 million as of September 30, 2026 and December 31, 2025, respectively.
(b)    Includes amounts due from non-guarantor subsidiaries of $273.7 million and $102.6 million as of September 30, 2026 and December 31, 2025, respectively.
(c)    Includes amounts due to non-guarantor subsidiaries of $1,810.5 million and $2,368.1 million as of September 30, 2026 and December 31, 2025, respectively.
(d)    Includes amounts due to non-guarantor subsidiaries of $1,860.1 million and $1,556.0 million as of September 30, 2026 and December 31, 2025, respectively.

Statement of Operations Information

(in millions)	Nine Months Ended September 30, 2026
Revenues(a)	$4,284.5
Income from operations	548.6
Net income	125.2
Net income attributable to obligor group	125.2
____________________________________
(a)    Includes intercompany revenues generated from non-guarantor subsidiaries of $3,328.2 million.

    Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sales occur, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions. The cash received from receivables sold under these accounts receivable sales agreements that remain outstanding as of September 30, 2026 and December 31, 2025 was approximately $1.7 billion and $2.1 billion, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
    In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. The cash received from trade receivables sold under factoring arrangements that remain outstanding as of September 30, 2026 and December 31, 2025 was approximately $239.2 million and $270.5 million, respectively.

    In order to efficiently manage our liquidity, we generally pay vendors in accordance with negotiated terms. To enable vendors to obtain payment in advance of our payment due dates to them, we have established programs in certain markets with financial institutions under which the vendors have the option to be paid by the financial institutions earlier than the payment due dates. Should we not be able to negotiate extended payment terms with our vendors, or should financial institutions no longer be willing to participate in early payment programs with us, we would expect to have sufficient liquidity to timely pay our vendors without any material impact on us or our financial position. As of September 30, 2026 and December 31, 2025, the amount outstanding that remains unpaid to the banks or other intermediaries associated with these programs totaled $52.1 million and $31.7 million, respectively. Refer to Note 6 of our Condensed Consolidated Financial Statements for further discussion.

Cash Flows

    Cash flows used in operating activities were approximately $218.4 million for the first nine months of 2026 compared to cash flows provided by operating activities of approximately $224.5 million for the same period in 2025. The change in cash flows was primarily due to net working capital changes as inventories increased by $302.4 million in the first nine months of 2026 while increasing by $113.4 million in the same period in 2025. Accounts and notes receivable, net, increased by $181.3 million in the first nine months of 2026, while decreasing by $81.1 million in the same period in 2025.

    Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year.

    Capital expenditures for the first nine months of 2026 were approximately $162.2 million compared to $159.3 million for the same period in 2025.

Share Repurchase Program and Dividends

    On July 9, 2025, the Company's Board of Directors authorized a new share repurchase program authorizing the Company to repurchase up to $1.0 billion of the Company's common stock, which has no expiration date. In May 2026, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase an aggregate of $293.0 million of shares of its common stock. The Company received approximately 1,997,613 shares associated with this transaction as of June 30, 2026. In July 2026, the Company received an additional 593,462 shares upon final settlement of its May 2026 ASR agreement. In November 2025, the Company entered into ASR agreements with two financial institutions to repurchase an aggregate of $250.0 million of shares of its common stock. The Company received approximately 1,997,204 shares associated with these transactions as of December 31, 2025. In February 2026, the Company received an additional 333,755 shares upon final settlement of its November 2025 ASR agreements. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets. In conjunction with the Cooperation Agreement entered into with Tractors and Farm Equipment Limited (“TAFE”) in June 2025 (the “Cooperation Agreement”), TAFE agreed to participate on a pro-rata basis in the Company’s share repurchase programs as authorized by the Company’s Board of Directors from time to time. Under the Cooperation Agreement, TAFE also retains the right to maintain its existing percentage of beneficial ownership of the Company’s common stock. In February 2026, pursuant to the Cooperation Agreement, the Company committed to repurchase a pro-rata amount of shares from TAFE related to the Company's share repurchase program executed in the fourth quarter of 2025. The Company accounted for this arrangement as a forward share repurchase contract and, as of March 31, 2026, recorded a liability. Settlement occurred in May 2026, resulting in the repurchase of 422,590 shares for approximately $52.1 million. In August 2026, pursuant to the Cooperation Agreement, the Company committed to repurchase a pro-rata amount of shares from TAFE related to the Company's share repurchase program executed in the second quarter of 2026. The Company accounted for this arrangement as a forward share repurchase contract and settlement occurred in August 2026, resulting in the repurchase of 492,418 shares for approximately $56.8 million. All shares repurchased were retired upon receipt, and the excess of the purchase price over par value per share was recorded to a combination of “Additional paid-in capital” and “Retained earnings” within the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2026, the remaining amount authorized to be repurchased under board-approved share repurchase authorizations was approximately $383.1 million, which has no expiration date.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

    During the three months ended September 30, 2026 and 2025, the Company declared and paid cash dividends of $0.30 and $0.29 per common share, respectively. During the nine months ended September 30, 2026 and 2025, the Company declared and paid cash dividends of $0.89 and $0.87 per common share, respectively. On April 23, 2026, the Company's Board of Directors approved an increase in the Company's regular quarterly dividend to $0.30 per share, from $0.29 per share. On October 22, 2026, the Company's Board of Directors declared a regular quarterly dividend of $0.30 per common share to be paid on December 15, 2026, to all stockholders of record as of the close of business on November 16, 2026.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

    We are party to a number of commitments and other financial arrangements, which may include off-balance sheet arrangements. At September 30, 2026, we had outstanding guarantees issued to our Argentine finance joint venture, AGCO Capital, of approximately $86.1 million. In addition, the Company guarantees residual values that may be owed to its finance joint ventures, primarily in the United States and Canada, due upon expiration of certain eligible operating leases between the finance joint ventures and end users. At September 30, 2026, the Company had accrued approximately $12.9 million of outstanding guarantees of residual values related to the United States and Canada. The maximum potential amount of future payments under these guarantees is approximately $242.9 million.

    We sell certain accounts receivable under factoring arrangements to our finance joint ventures and to financial institutions around the world. We account for the sale of such receivables as off balance sheet transactions. Our finance joint ventures in Europe, Brazil and Australia also provide wholesale financing directly to our dealers. As of September 30, 2026 and December 31, 2025, these finance joint ventures had approximately $139.4 million and $107.5 million, respectively, of outstanding accounts receivable associated with these arrangements. The total finance portfolio in our finance joint ventures was approximately $14.9 billion and $15.1 billion as of September 30, 2026 and December 31, 2025, respectively. The total finance portfolio as of September 30, 2026 and December 31, 2025 included approximately $12.8 billion and $12.7 billion, respectively, of retail receivables and $2.1 billion and $2.4 billion, respectively, of wholesale receivables from AGCO dealers.

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

OUTLOOK

    Global industry demand for farm equipment, driven by farm income, is expected to decline during 2026 in most major markets compared to 2025. Our net sales are expected to modestly decrease in 2026 compared to 2025, resulting from lower sales volumes, partially offset by positive pricing, favorable currency translation and sales mix. Operating margins will reflect lower sales and production volumes and tariff headwinds, partially offset by positive pricing and continued cost controls.

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
•    the occurrence of future cyberattacks, including ransomware attacks; and
•    the conflicts in Ukraine and the Middle East.

    In 2025, the U.S. government implemented a series of tariffs on goods imported into the United States from various countries, and in many cases these measures resulted in reciprocal tariffs and other actions on goods exported from the United States. These tariffs and related actions are complex, continuously evolving and remain highly volatile as trade negotiations and legal challenges proceed. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. government had relied on to impose certain tariffs, does not authorize the administration to impose such tariffs. Following that decision, on March 4, 2026, the U.S. Court of International Trade (“CIT”) ordered U.S. Customs and Border Protection (“CBP”) to process refunds of tariffs imposed under IEEPA, and on March 27, 2026, the CIT issued an amended order expanding the scope of entries subject to reliquidation. On April 20, 2026, the Consolidated Administration and Processing of Entries (“CAPE”) system opened for the first phase of refund filings, and on June 29, 2026, CBP expanded CAPE to accept additional categories of entries. We have submitted refund claims under both phases and, as of the date of this report, have received refunds with respect to a portion of those claims. Certain other entries remain subject to refund procedures that CBP has not yet defined. Refunds received remain subject to CBP review and to the outcome of the administration’s appeal described below, and we could be required to repay some or all of the amounts received. The administration has appealed the CIT's refund order to the U.S. Court of Appeals for the Federal Circuit, contesting both the scope of the refund obligation and the reliquidation of finally liquidated entries for importers who have not filed individual lawsuits. Accordingly, we cannot predict the timing or amount of any additional refunds, or whether refunds already received will ultimately be retained. Following the U.S. Supreme Court’s ruling, the administration has also imposed tariffs under alternative statutory authorities, the validity of which is also subject to legal challenge. As a result, the timing and extent of any refunds, the structure and scope of any new tariffs and the overall tariff framework remain uncertain and could create significant risks for our business. Depending on the countries affected, increases in tariffs have raised, and may continue to raise, the costs of inputs used in manufacturing our products, which in turn has impacted, and may further impact, our cost of goods sold. In addition, higher tariffs may lead to increased after‑tariff sales prices for the products we sell. Additionally, the economic uncertainty caused by the tariffs may result in customers delaying planned purchases of products and services. While impacts of the tariffs may be partially mitigated by the fact that a majority of our sales and manufacturing takes place outside the United States, there can be no guarantee that we will be able to fully offset the impact of existing or future tariffs through pricing, sourcing changes or other measures. Furthermore, retaliatory tariffs imposed by other countries on our exported products could negatively affect our sales and marketplace access in those countries. The economic uncertainty caused by these tariffs and related trade policy developments, together with uncertainty regarding their enforceability, continuation or modification, has adversely impacted, and is expected to continue to adversely impact, our sales.

    We depend on suppliers for components, parts and raw materials for our products, and any failure by our suppliers to provide products as needed, or by us to promptly address supplier issues, will adversely impact our ability to timely and efficiently manufacture and sell products. We cannot predict or control the impact of the conflicts in Ukraine or the Middle East on our business. These conflicts have already driven increased volatility across global energy, logistics and input markets, leading to higher fuel, fertilizer, transportation and input costs, as well as general uncertainty for farmers. In addition, the potential of future natural gas shortages in Europe, as well as predicted overall shortages in other energy sources including diesel fuel, could also negatively impact our production and that of our supply chain in the future. There can be no assurance that there will not be future disruptions.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk Management

    For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025. As of the third quarter of 2026, there have been no material changes in our exposure to market risks.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2026, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended September 30, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.        OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 15 to our Condensed Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

    There have been no material changes to our risks and uncertainties disclosed under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025. The risks and uncertainties described in our risk factors have the potential to materially affect our business, results of operations, financial condition and cash flows. These risks are not exclusive and additional risks to which we are subject include the factors mentioned under “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

    The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(3)
July 1, 2026 through July 31, 2026(1)	—	$—	—	$439.9
August 1, 2026 through August 31, 2026(2)	492,418	115.33	492,418	383.1
September 1, 2026 through September 30, 2026	—	—	—	383.1
Total	492,418	$115.33	492,418	$383.1
___________________________________
(1)    In May 2026, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase an aggregate of $293.0 million of shares of its common stock. The ASR agreement resulted in the initial delivery of approximately 1,997,613 shares of our common stock in May 2026, representing approximately 80% of the shares to be purchased in connection with the transaction. In July 2026, the remaining 593,462 shares under the ASR agreement were delivered. The May 2026 accelerated share repurchase agreement resulted in the repurchase of an aggregate of 2,591,075 shares at an average price of approximately $113.08 per share.
(2)    In conjunction with the Cooperation Agreement entered into with Tractors and Farm Equipment Limited (“TAFE”) in June 2025 (the “Cooperation Agreement”), TAFE agreed to participate on a pro-rata basis in the Company’s share repurchase programs as authorized by the Company’s Board of Directors from time to time. In August 2026, pursuant to the Cooperation Agreement, the Company committed to repurchase a pro-rata amount of shares from TAFE related to the Company's share repurchase program executed in the second quarter of 2026. The Company accounted for this arrangement as a forward share repurchase contract and settlement occurred in August 2026, resulting in the repurchase of 492,418 shares for approximately $56.8 million. The average price paid per share related to the TAFE repurchase activity reflected in the table above was $115.3334. Refer to Note 10 of our Condensed Consolidated Financial Statements contained in Item 1, “Financial Statements” for further discussion of this matter.
(3)    The remaining authorized amount to be repurchased is $383.1 million, which has no expiration date.

ITEM 5.    OTHER INFORMATION

    During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6.    EXHIBITS
(Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*). The Company is not filing, under Item 4, instruments defining the rights of holders of long-term debt where the debt does not exceed 10% of the Company’s total assets. The Company agrees to furnish copies of those instruments to the Commission upon request.)

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation
3.1	Amended and Restated By-laws	July 10, 2026, Form 8-K, Exhibit 3.1
10.1	Employment and Severance Agreement with Indira Agarwal*	August 3, 2026, Form 8-K, Exhibit 10.1
22.1	List of Subsidiary Guarantors	Filed herewith
31.1	Certification of Eric P. Hansotia	Filed herewith
31.2	Certification of Indira Agarwal	Filed herewith
32.1	Certification of Eric P. Hansotia and Indira Agarwal	Furnished herewith
101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, are formatted in Inline XBRL:
(i) Condensed Consolidated Balance Sheets;
(ii) Condensed Consolidated Statements of Operations;
(iii) Condensed Consolidated Statements of Comprehensive Income;
(iv) Condensed Consolidated Statements of Cash Flows; and
(v) Notes to Condensed Consolidated Financial Statements
Filed herewith
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 is formatted in Inline XBRL	Filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO Corporation

Date:	October 29, 2026	By:	/s/ Indira Agarwal
Indira Agarwal Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)